Form 10-Q
period 2002-06-30
LIQUIDMETAL TECHNOLOGIES
filed 2002-08-14
CIK 1141240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-31332

LIQUIDMETAL TECHNOLOGIES

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0264467 (I.R.S. Employer Identification No.)

100 North Tampa St., Suite 3150
Tampa, Florida 33602
(address of principal executive office, zip code)

Registrant’s telephone number, including area code: (813) 314-0280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☐   No ☒

As of August 9, 2002, there were 40,993,245 shares of the registrant’s common stock, no par value, outstanding.

TABLE OF CONTENTS

PART I
Item 1 – Financial Statements and Independent Accountants’ Report
Condensed Consolidated Balance Sheets (unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
Condensed Consolidated Statements of Shareholders’ Equity (Deficiency) (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Independent Accountants’ Report
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
PART II – Other Information
Item 2 – Changes in Securities and Use of Proceed
Item 6 – Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements and Independent Accountants’ Report

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,200	$2,230
Trade receivables (net of allowance for doubtful accounts of $70 in 2002 and $30 in 2001)	2,148	911
Inventories	885	503
Prepaid expenses and other current assets	866	967

Total current assets	62,099	4,611
PROPERTY, PLANT AND EQUIPMENT, NET	3,457	1,163
INTANGIBLE ASSETS, NET	935	723
OTHER ASSETS	156	183

Total assets	$66,647	$6,680

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,484	$2,706
Net liabilities of discontinued operations	3,263	7,492
Deferred revenue	902	830
Other liabilities	94	167
Current portion of notes payable to shareholders	—	2,988

Total current liabilities	7,743	14,183
OTHER LONG-TERM LIABILITIES	84	—

Total liabilities	7,827	14,183

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	154	—

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, no par value; 10,000,000 shares authorized and none outstanding at June 30, 2002 and 456,857 outstanding at December 31, 2001	—	5,577
Common stock, no par value; 200,000,000 shares authorized and 40,993,245 issued and outstanding at June 30, 2002 and 35,023,515 issued and outstanding at December 31, 2001	106,519	29,752
Paid in capital	20,857	22,401
Unamortized stock-based compensation	(1,975)	(6,717)
Accumulated deficit	(66,844)	(58,588)
Accumulated foreign exchange translation gain	109	72

Total shareholders’ equity (deficiency)	58,666	(7,503)

Total liabilities and shareholders’ equity (deficiency)	$66,647	$6,680

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,

	2002	2001	2002	2001

REVENUE	$2,144	$1,022	$3,607	$1,896
COST OF SALES	1,187	531	1,869	973

Gross Profit	957	491	1,738	923

OPERATING EXPENSES:
Selling, general and administrative	2,860	634	5,129	1,049
Research and development	1,660	270	4,356	522

Total expenses	4,520	904	9,485	1,571

LOSS BEFORE INTEREST EXPENSE AND INCOME, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(3,563)	(413)	(7,747)	(648)
Interest expense	(791)	(299)	(1,103)	(487)
Interest income	96	—	96	—

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(4,258)	(712)	(8,754)	(1,135)
Minority interest in income of consolidated subsidiary	(10)	—	(10)	—

LOSS FROM CONTINUING OPERATIONS	(4,268)	(712)	(8,764)	(1,135)
DISCONTINUED OPERATIONS:
Loss from operations of discontinued retail golf segment, net	—	(2,251)	—	(4,138)
Gain from disposal of discontinued retail golf segment, net	1,038	—	508	—

NET LOSS	(3,230)	(2,963)	(8,256)	(5,273)
Foreign exchange translation gain (loss)	161	(2)	37	(1)

COMPREHENSIVE LOSS	$(3,069)	$(2,965)	$(8,219)	$(5,274)

PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.11)	$(0.02)	$(0.24)	$(0.04)

Income (loss) from discontinued operations	$0.03	$(0.07)	$0.01	$(0.13)

Net loss	$(0.09)	$(0.09)	$(0.23)	$(0.16)

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the Six Months Ended June 30, 2002
(in thousands, except per share data)
(unaudited)

								Accumu-
						Unamortized		lated
						Stock-option		Foreign
						Based	Accumu-	Exchange
	Preferred	Preferred	Common	Common	Paid in	Compen-	lated	Translation
	Shares	Stock	Shares	Stock	Capital	sation	Deficit	Gain (Loss)	Total

Balance, December 31, 2001	456,857	$5,577	35,023,515	$29,752	$22,401	$(6,717)	$(58,588)	$72	$(7,503)
Common stock issued	—	—	5,229,000	78,435	—	—	—	—	78,435
Transaction expenses of initial public offering including commissions	—	—	—	(7,705)	—	—	—	—	(7,705)
Stock options exercised	—	—	283,873	460	—	—	—	—	460
Conversion of preferred stock to common stock	(456,857)	(5,577)	456,857	5,577	—	—	—	—	—
Stock-based compensation	—	—	—	—	(1,544)	1,544	—	—	—
Unamortized stock option based compensation	—	—	—	—	—	3,198	—	—	3,198
Foreign exchange translation gain (loss)	—		—	—	—	—	—	37	37
Net loss	—	—	—	—	—	—	(8,256)	—	(8,256)

Balance, June 30, 2002	—	$—	40,993,245	$106,519	$20,857	$(1,975)	$(66,844)	$109	$58,666

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	For the Six Months
	Ended June 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(8,256)	$(5,273)
Loss from operations and (gain) loss on disposition of discontinued operations	(508)	4,138

Income (loss) from continuing operations	(8,764)	(1,135)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Gain on sale of property and equipment	(19)	—
Minority interest in income of consolidated subsidiary	10	—
Depreciation and amortization	498	44
Amortization of debt discount	912	323
Stock-based compensation	1,585	—
Bad debt expense	70	—
Changes in operating assets and liabilities:
Accounts receivable	(1,236)	(106)
Inventories	(182)	(12)
Prepaid expenses and other current assets	229	(115)
Other assets	36	—
Accounts payable and accrued expenses	108	208
Unearned revenue	72	—
Other liabilities	(92)	(87)

Net cash used by continuing operations	(6,773)	(880)
Net cash used by discontinued operations	(2,268)	(5,565)

Net cash used by operating activities	(9,041)	(6,445)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,758)	(95)
Proceeds from sale of property and equipment	129	—
Purchase price of 51% investment in subsidiary, net of cash received of $407	74	—
Investment in patents and trademarks	(78)	(17)

Net cash used by investing activities	(2,633)	(112)

FINANCING ACTIVITIES:
Proceeds from borrowings	3,500	3,000
Repayment of borrowings	(7,400)	—
Repayment of other liabilities	(4)	—
Proceeds from issuance of common stock (net of offering costs)	70,953	3,477
Stock options exercised	460	425
Repurchase of common stock by subsidiaries, net	—	(22)

Net cash provided by financing activities	67,509	6,880

EFFECT OF FOREIGN EXCHANGE TRANSLATION	135	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,970	(322)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,230	124

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,200	$446

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$439	$10

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(in thousands, except per share data)
(unaudited)

     The Company has incurred $223 of expenses related to the initial public offering that have not been paid as of June 30, 2002. In 2002, the Company entered into a lease agreement for $107 of office furniture that was recorded as a capital lease obligation. In 2001, the Company received such office furniture and recorded it as an accrued liability.

     In 2001, $2,006 of notes payable and accrued interest was converted into the Company’s common stock. In 2001, the Company recorded paid in capital of $1,692 comprised of discounts on notes payable. In 2001, Liquidmetal Golf transferred and assigned to the Company two subordinated promissory notes in exchange for the Company’s common stock in the amount of $2,000.

     In 2002 and 2001, respectively, the Company recorded a net addition to shareholders’ equity of $1,613 and $577 comprised of stock-based compensation in the discontinued retail golf operations. Additionally, there was a $98 foreign exchange loss effect in the discontinued retail golf operations.

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three months and Six Months Ended June 30, 2002 and 2001
(In Thousands, Except Share Data)

1.	Description of Business

     Liquidmetal Technologies (“Liquidmetal Technologies”) and its subsidiaries (collectively “the Company”) are in the business of developing, manufacturing, and marketing products made from amorphous alloys. Liquidmetal Technologies markets and sells Liquidmetal® alloy industrial coatings and also makes products and components from bulk Liquidmetal alloys that can be incorporated into the finished goods of its customers across a variety of industries.

     The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and products made from bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Products made from bulk Liquidmetal alloys include potential market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods and defense applications. In the three months and six months ended June 30, 2001, the Company derived a majority of its revenue from the operation of its retail golf segment, now accounted for as a discontinued operation. The retail golf segment marketed golf clubs manufactured with the Company’s bulk Liquidmetal alloy. The Company outsourced the manufacturing of the golf clubs.

2.	Basis of Presentation and Recent Accounting Pronouncements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002 (Registration No. 333-73716).

     New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal year 2002. The adoption of SFAS No. 141 and 142 did not have a material impact on the Company’s financial statements.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three months and Six Months Ended June 30, 2002 and 2001
(In Thousands, Except Share Data)

     Issued in October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In 2002, the Company adopted SFAS No. 144 which did not result in a material impact to the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are required to be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 are required to be applied to transactions occurring after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item is required to be reclassified. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company elected to early adopt SFAS No. 145 during the six month period ended June 30, 2002. The effect of adopting SFAS No. 145 was to increase interest expense by $532, increase net loss from continuing operations by $532, and to increase basic and diluted loss from continuing operations per share by $0.01.

3.	Inventories

     At June 30, 2002, inventories from continuing operations were comprised of $364 of coatings finished goods and $521 of raw materials. At December 31, 2001, inventories from continuing operations were comprised of $317 of coatings finished goods and $186 of raw materials.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three months and Six Months Ended June 30, 2002 and 2001
(In Thousands, Except Share Data)

4.	Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2002	2001

Machinery and equipment	$1,563	$234
Computer equipment	299	126
Office equipment, furnishings and improvements	400	253
Construction in process of machinery and equipment and plant	1,667	808

Total	3,929	1,421
Accumulated depreciation	(472)	(258)

Total property, plant and equipment, net	$3,457	$1,163

     Depreciation expense was approximately $146 and $17 for the three months ended June 30, 2002 and 2001; and $450 and $32 for the six months ended June 30, 2002 and 2001, respectively.

5.	Intangible Assets

     Intangible assets consisted of the following:

	June 30,	December 31,
	2002	2001

Purchased and licensed patent rights	$450	$420
Internally developed patents	555	506
Trademarks	63	66
Goodwill	184	—

Total	1,252	992
Accumulated amortization	(317)	(269)

Total intangible assets, net	$935	$723

     Amortization expense was approximately $29 and $6 for the three months ended June 30, 2002 and 2001; and $48 and $12 for the six months ended June 30, 2002 and 2001, respectively.

     On June 28, 2002, the Company acquired a 51% interest in Chusik Hoesa Dongyang Yudoro (“Dongyang”). The results of Dongyang’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $333 and was purchased with cash.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three months and Six Months Ended June 30, 2002 and 2001
(In Thousands, Except Share Data)

     The following table summarizes the estimated fair values of the net assets held by Dongyang as of June 28, 2002:

Cash	$407
Accounts receivable	71
Inventories	200
Other current assets	126
Property, plant and equipment, net	34
Other long-term assets	9

Total assets	847
Total liabilities	(554)

Net assets acquired	$293

     The difference between the purchase price of $333 and the Company’s investment in 51% of the net assets of Dongyang was assigned to Goodwill in the amount of $184.

6.	Notes Payable to Shareholders

     The notes payable activity for the six months ended June 30, 2002 is shown in the following table:

	December 31,			June 30,
	2001	Borrowings	Repayments	2002

Kang/Salas 8.5%, principal $1,500	$1,400	$—	$(1,400)	$—
Tjoa 8.5%, principal $1,500	1,500	—	(1,500)	—
Kang 8.0%, principal $2,000	—	2,000	(2,000)	—
Tjoa 8.0%, principal $1,000	1,000	—	(1,000)	—
Kang 8.0%, principal $750	—	750	(750)	—
Tjoa 8.0%, principal $750	—	750	(750)	—

	3,900	3,500	(7,400)	—

Less debt discount	(912)

	2,988
Less current portion	(2,988)

Notes payable less current portion, net of discounts	$—

     Kang 8.0%, principal $2,000 - On March 12, 2002, the Company borrowed $2,000 on an unsecured basis from Mr. John Kang that was due on the earlier of May 1, 2003 or the closing of an initial public offering. The Company elected to repay the note upon the closing of the initial public offering.

     Kang 8.0%, principal $750 - On April 3, 2002, the Company borrowed $750 on an unsecured basis from Mr. John Kang that was due on the earlier of July 1, 2003 or the closing of the initial public offering. The Company elected to repay the note upon the closing of an initial public offering.

     Tjoa 8.0% - On April 3, 2002, the Company borrowed $750 on an unsecured basis from Mr. Tjoa that was due on the earlier of July 1, 2003 or the closing of an initial public offering. The Company elected to repay the note upon the closing of the initial public offering.

     Total interest expense, including the debt discount amortization on the notes payable to shareholders, was $791 and $299 for the three months ended June 30, 2002 and 2001, respectively; and $1,103 and $487 for the six months ended June 30, 2002 and 2001, respectively. Included in the total interest expense is $532 of accelerated amortization of the remaining unamortized debt discount upon the early repayment of the Kang/Salas 8.5% and the Tjoa 8.5% promissory notes in May of 2002.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three months and Six Months Ended June 30, 2002 and 2001
(In Thousands, Except Share Data)

7.	Discontinued Operations

     On April 30, 2002, management terminated the operations of the retail golf segment by means of liquidating substantially all of the retail golf assets and liabilities. The disposition of the retail golf operations represents the disposal of a business segment. Accordingly, the accompanying condensed consolidated financial statements reflect the retail golf segment as a discontinued operation for all periods presented.

     Subsequent to April 30, 2002, the Company had a net gain change in estimate of $1,038 on the disposal of the discontinued retail golf segment that was primarily due to a change in estimated value of stock-based compensation. The change in estimated value of the stock-based compensation was a result of a decrease in the fair market value of the common shares underlying the options granted to Paul Azinger of $1,607 in June 2002. This gain was partially offset by other changes in the estimated loss on disposal that included; $312 of additional operating expenses, $57 increase in the allowance for doubtful accounts and $200 primarily for the reduction of the estimated disposal value of work-in-process inventory and equipment.

     Net liabilities of the discontinued operations of the retail golf segment have been segregated on the balance sheets presented, the components of which are as follows:

	June 30,	December 31,
	2002	2001

Assets:
Cash	$114	$317
Accounts receivable, net	150	321
Inventories	—	1,468
Property and equipment, net	—	78

Total assets	264	2,184

Liabilities:
Current liabilities	3,527	9,676

Total liabilities	3,527	9,676

Net liabilities of discontinued operations	$(3,263)	$(7,492)

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three months and Six Months Ended June 30, 2002 and 2001
(In Thousands, Except Share Data)

     The results of operations for all periods presented have been restated for discontinued operations. The operating results of the discontinued operations are as follows:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,

	2002	2001	2002	2001

Net sales	$—	$1,343	$—	$1,963
Cost of sales	—	1,014	—	1,423

Gross profit	—	329	—	540
Operating expenses	—	2,580	—	4,678

Loss from operations	—	(2,251)	—	(4,138)
Gain on disposal	1,038	—	508	—

Net income (loss)	1,038	(2,251)	508	(4,138)
Foreign exchange translation loss during the period	—	(2)	(98)	(1)

Comprehensive income (loss)	$1,038	$(2,253)	$410	$(4,139)

8.	Income Taxes

     The provision for income tax benefit (expense) for the six months ended June 30, 2002 and 2001, respectively, was calculated through the use of the estimated annual income tax rates based on projected annualized income (loss). The Company estimated an effective tax rate of 0% during the six months ended June 30, 2002 and 2001, respectively, based on the Company’s reported losses.

9.	Income (Loss) Per Common Share

     Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Weighted average basic shares	37,697,190	33,046,818	36,395,648	32,124,827
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted shares	37,697,190	33,046,818	36,395,648	32,124,827

     The conversion of preferred stock to common stock was not included in the computation of diluted EPS for the three months and six months ended June 30, 2001 as the inclusion would be antidilutive. The conversion of the preferred stock to common stock upon the closing of the initial public offering on May 28, 2002 was included in the basic EPS for the three months and six months ended June 30, 2002. The effect of outstanding options and warrants to purchase common stock was excluded in all period presented because the inclusion would have been antidilutive.

10.	Initial Public Offering

     Pursuant to the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002, (Registration No. 333-73716), the Company closed an initial public offering of 5,000,000 registered shares of common stock on May 28, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an overallotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated net cash proceeds for the Company during the second quarter 2002 of approximately $70,730, net of underwriting commissions of $5,490 and other transaction fees of approximately $2,215. The managing underwriters for the Offering were Merrill Lynch & Co., UBS Warburg and Robert W. Baird & Co.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three months and Six Months Ended June 30, 2002 and 2001
(In Thousands, Except Share Data)

11.	Segment Reporting and Major Customers

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments. In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and products made from bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. Products made from bulk Liquidmetal alloys include potential market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods and defense applications. Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing potential market opportunities. Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment. Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment. The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in the Company’s Prospectus filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002, (Registration No. 333-73716), pursuant to Rule 424(b)(1) of the Securities Act of 1933.

     Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Bulk Alloy	Segment
	Coatings	Products	Totals

Three months ended June 30, 2002:
Revenue to external customers	$1,335	$809	$2,144
Gross profit (loss)	643	314	957
Income (loss) before minority interest, interest expense and discontinued operations	463	(2,080)	(1,617)
Total identifiable assets at end of period	1,650	6,475	8,125

Three months ended June 30, 2001:
Revenue to external customers	$1,022	$—	$1,022
Gross profit (loss)	494	(3)	491
Income (loss) before minority interest, interest expense and discontinued operations	94	9	103
Total identifiable assets at end of period	1,048	47	1,095

Six months ended June 30, 2002:
Revenue to external customers	$2,628	$979	$3,607
Gross profit (loss)	1,255	483	1,738
Income (loss) before minority interest, interest expense and discontinued operations	926	(5,035)	(4,109)
Total identifiable assets at end of period	1,650	6,475	8,125

Six months ended June 30, 2001:
Revenue to external customers	$1,849	$47	$1,896
Gross profit (loss)	900	23	923
Income (loss) before minority interest, interest expense and discontinued operations	122	28	150
Total identifiable assets at end of period	1,048	47	1,095

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three months and Six Months Ended June 30, 2002 and 2001
(In Thousands, Except Share Data)

     Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,

	2002	2001	2002	2001

Total segment income (loss) before interest expense and discontinued operations	$(1,617)	$103	$(4,109)	$150
General and administrative expenses	(1,946)	(516)	(3,638)	(798)

Consolidated loss before interest expense, minority interest and discontinued operations	(3,563)	(413)	(7,747)	(648)
Interest expense	(791)	(299)	(1,103)	(487)
Interest income	96	—	96	—
Minority interest in income of consolidated subsidiary	(10)	—	(10)	—
Loss from operations of the discontinued retail golf segment, net	—	(2,251)	—	(4,138)
Gain from disposal of discontinued retail golf segment, net	1,038	—	508	—

CONSOLIDATED NET LOSS	$(3,230)	$(2,963)	$(8,256)	$(5,273)

     Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	June 30,	June 30,
	2002	2001

Total segment assets	$8,125	$1,095
Cash and cash equivalents	56,397	446
Prepaid expenses and other current assets	497	165
Other property, plant & equipment	803	225
Other assets	73	34
Intangibles, net	752	603

Total assets of continuing operations	66,647	2,568
Net assets of discontinued operations	—	2,377

Total consolidated assets	$66,647	$4,945

     Certain customers in the Company’s coatings segment accounted for more than 10% of revenues from continuing operations as follows:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,

	2002	2001	2002	2001

Grant Prideco	13%	33%	23%	26%
TAFA, Inc.	13%	14%	11%	13%
Smith International	15%	14%	13%	15%
Hardface Alloys, Inc.	11%	10%	6%	9%
Texas Steel Conversions	9%	—	10%	—

     The principal markets for the Company’s products from continuing operations have been in the United States. Revenues earned outside of the United States, primarily in Korea, were $279 for the three months and six months ended June 30, 2002.

     Long-lived assets, which include net property, plant and equipment, located in the United States amounted to $803 and $1,078 at June 30, 2002 and December 31, 2001, respectively. The Company had long-lived assets of $2,654 and $808 located in Korea at June 30, 2002 and December 31, 2001, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three months and Six Months Ended June 30, 2002 and 2001
(In Thousands, Except Share Data)

12.	Related Party Transactions

     Related party transactions include subordinated promissory notes issued to certain shareholders, the related interest incurred on the notes and the repayment of such notes (see Note 6). Additionally, two of the holders of the shareholder promissory notes (see Note 6) are directors and one such note holder is an officer of the Company. The Company has a consulting agreement with a former employee and officer that provides for the payment of annual consulting fees of $50 through the year ended December 31, 2005. For this same former employee and officer, the Company has an accrued severance balance of $75 at June 30, 2002 and $167 at December 31, 2001. A company managed and partially owned by one of our board of directors provides technical support services and computer equipment to the Company. As of June 30, 2002, the Company had incurred $37 of expenses and equipment purchases related to this arrangement.

     A company partially owned and managed by an employee of the Company purchased primarily work-in-process inventory and equipment in the discontinued retail golf segment in the amount of $250 in March, 2002. Of this amount, $50 remained receivable from the employee at March 31, 2002. The proceeds from the transaction were considered in determining the net realizable value of the inventory of the discontinued retail golf segment. During the second quarter of 2002, both parties agreed to rescind the transaction. The effect of this rescission is included as an increase of $200 to the loss on disposal of the discontinued retail golf segment as of June 30, 2002.

     On July 29, 2002, the Company invested $2,000 in Growell Metal, Inc. (“Growell”), a metals processing company located in South Korea and publicly traded on South Korea’s KOSDAQ stock market. The Company acquired an estimated 5% of Growell’s outstanding common stock in this transaction. The Company has accounted for this investment as an available for sale security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. Currently, Growell holds 92,167 shares (or approximately 0.002%) of the Company’s common stock.

     The Company has engaged Growell to produce Liquidmetal alloy ingots for the Company to purchase and use as a raw material in the production of products and components. During the second quarter of 2002, the Company sold a machine to Growell for $129 to be used in the production of Liquidmetal alloy ingots to be purchased by the Company.

     During the second quarter of 2002, the Company provided to Growell Telecom, Inc. (“Growell Telecom”), a public company located in South Korea and an affiliate of Growell, technical support services for $37 and sample products for $23. Prior to June 30, 2002, Growell Telecom issued a purchase order to the Company for production quantities of casing components.

Independent Accountants’ Report

To the Board of Directors and Shareholders of
Liquidmetal Technologies

We have reviewed the accompanying condensed consolidated balance sheet of Liquidmetal Technologies and subsidiaries (the “Company”) as of June 30, 2002, the related condensed consolidated statements of operations and comprehensive loss, and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of shareholders’ equity (deficiency) for the six months ended June 30, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Liquidmetal Technologies and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the year then ended (not presented herein) and in our report dated April 4, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
July 19, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidmetal Technologies and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

This discussion should be read in the conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002 (Registration No. 333-73716).

This management’s discussion and analysis, as well as other sections of this report of Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties may include: our limited operating history in developing and manufacturing products from bulk amorphous alloys; the adoption of our alloys by customers; the commercial success of our customer’s products; our ability to identify, develop, and commercialize new applications for our alloys; competition with suppliers of incumbent materials; the development of new materials that render our alloys obsolete; the ability to manage our anticipated growth; our limited direct experience in manufacturing bulk alloy products; scaling-up our manufacturing facilities; protecting our intellectual property; problems associated with manufacturing and selling our alloys outside of the United States; and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

     We are in the business of developing, manufacturing, and marketing products made from amorphous alloys. We market and sell Liquidmetal alloy industrial coatings and make products from bulk Liquidmetal alloys that can be incorporated into the finished goods of our customers. Since our inception in 1987, we have marketed and sold industrial coatings made from our proprietary amorphous alloys. In 1993, we acquired an exclusive license to commercialize what we believe is the world’s first commercially viable bulk Liquidmetal alloy, and we began selling products made from this alloy in 1997.

     The historical operating information contained in this section is based substantially on our coatings business, which we believe will constitute a diminishing percentage of our business in the near future. We only recently began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. While we anticipate this business will generate substantially all of our revenue in the near future, we have generated minimal revenue from this marketing effort to date. We will be focusing our initial commercialization efforts primarily on applications for products with high unit volumes that are sold in major industries. We expect that these new sources of revenues will significantly change the current size and character of our revenue mix.

     The cost of sales for our Liquidmetal coatings consists primarily of the costs incurred in outsourcing our manufacturing to a third party. We expect that our cost of sales will change significantly from historical results as we further develop our bulk Liquidmetal alloy business. Although we plan to continue outsourcing the manufacturing of our coatings, we intend to internally manufacture applications derived from our bulk Liquidmetal alloys. By manufacturing our products in our own facilities with our own equipment, we expect to reduce costs, protect know-how, and achieve efficiencies. However, we expect to incur substantial capital expenses as we establish our manufacturing capabilities.

     Selling, general, and administrative expenses currently consist primarily of marketing and advertising, salaries and related benefits, stock-based compensation, professional fees, administrative expenses, and other expenses related to our operations. While many of these same expenses will continue, we expect that the amounts incurred of these expenses will increase significantly in support of the expanding operations, facilities, and applications offered. For example, we intend to hire additional personnel to manage our manufacturing activities and the sales and marketing of new applications.

     Research and development expenses represent salaries, related benefits expense, stock-based compensation, expenses incurred for the design and testing of new processing methods, and other expenses related to the research and development of Liquidmetal alloys. Costs associated with research and development activities are expensed as incurred. We plan to enhance our competitive position by improving our existing technologies and developing advances in amorphous alloy technologies. We believe that our research and development efforts will focus on the discovery of new alloy compositions, the development of improved processing technology, and the identification of new applications for our alloys. We expect these research and development efforts to increase significantly, as will our expenses relating to these efforts.

     Our historical operations included our coatings business and our retail golf operation conducted through our majority owned Liquidmetal Golf subsidiary. On September 29, 2001, our board of directors and the board of directors of Liquidmetal Golf voted to discontinue the retail golf operations of Liquidmetal Golf in order to conform our operations to our business strategy. Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of Liquidmetal Golf’s retail golf operations. The revenues, costs and expenses, assets and liabilities, and cash flows of the retail golf business were segregated in our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows. The net operating results, net assets, and net cash flows of the retail golf business were reported as discontinued operations in our annual consolidated financial statements and the condensed consolidated financial statements included in this Form 10-Q. On April 30, 2002, management terminated the operations of the retail golf segment by means of liquidating the retail golf assets and liabilities.

     The following discussion and analysis of our financial condition and results of operations focuses on the historical results of our continuing operations.

RESULTS OF OPERATIONS

   Comparison of the three months ended June 30, 2002 and 2001

     Revenues. Revenues increased to $2.1 million in the three months ended June 30, 2002 from $1.0 million in the three months ended June 30, 2001. This increase was primarily due to increased revenue recognized from research and development contracts with the Department of Defense related to our bulk Liquidmetal alloys, the prototyping of bulk Liquidmetal alloy parts for customers and increased sales of our Liquidmetal alloy coatings to the hard-faced coatings industry resulting from increased marketing efforts. Revenues from research and development contracts increased to $0.5 million in the three months ended June 30, 2002 from $0.0 million in the three months ended June 30, 2001 and revenue from the sales of Liquidmetal coatings products increased $0.3 million. The balance of the increase in revenue was attributable to $0.2 million from the sale of molds and tools related to the prototyping of samples for our customers as well as $0.1 million in revenue recognized from equipment sales through our newly acquired subsidiary, Chusik Hoesa Dongyang Yudoro, as discussed further in the Liquidity and Capital Resources section below.

     Cost of Sales. Cost of sales increased to $1.2 million, or 55% of revenue, in the three months ended June 30, 2002 from $0.5 million, or 52% of revenue, in the three months ended June 30, 2001. This increase was primarily a result of increased costs to support our research and development contracts and costs related to sales of our Liquidmetal alloy coatings. The increase in cost of sales as a percentage of revenue was the result of increased materials costs required for the research and development contracts in the three months ended June 30, 2002.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $2.9 million, or 133% of revenue, in the three months ended June 30, 2002, from $0.6 million, or 62% of revenue, in the three months ended June 30, 2001. This increase was primarily a result of increased wages of $1.1 million, increased professional fees of $0.3 million, increased insurance expenses of $0.1 million, and increased travel expenses of $0.2 million. These and other increases in selling, general and administrative expenses represent the continued additions to our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

     Research and Development Expenses. Research and development expenses increased to $1.7 million, or 77% of revenue, in the three months ended June 30, 2002 from $0.3 million, or 26% of revenue, in the three months ended June 30, 2001. This increase was partially a result of expenses related to the continued research and development of new Liquidmetal alloys and related processing capabilities, including the hiring of additional research employees, developing new manufacturing techniques, and contracting with consultants to advance the development of Liquidmetal alloys. Specifically, salaries and wages increased $0.4 million, travel related expenses increased $0.2 million, laboratory and prototyping expenses increased $0.3 million, and contracted services increased $0.2 million.

     Interest (Expense) Income, Net. Interest expense, net, increased to $0.7 million, or 32% of revenue, in the three months ended June 30, 2002 from $0.3 million, or 29% of revenue, in the three months ended June 30, 2001. This increase was primarily due to the amortization of the fair value of warrants granted in connection with subordinated promissory notes issued in February 2001. In the three months ended June 30, 2002, these subordinated promissory notes were paid, requiring the unamortized fair value of the warrants granted in connection with these subordinated promissory notes to be expensed fully in the three months ended June 30, 2002 in the amount totaling $0.5 million. Also in the three months ended June 30, 2002, we earned $0.1 million in interest income from the investment of the net proceeds of our initial public offering.

   Comparison of the six months ended June 30, 2002 and 2001

     Revenues. Revenues increased to $3.6 million in the six months ended June 30, 2002 from $1.9 million in the six months ended June 30, 2001. This increase was primarily due to increased sales of our Liquidmetal alloy coatings to the hard-faced coatings industry resulting from increased marketing efforts and revenue recognized from research and development contracts with the Department of Defense related to our bulk Liquidmetal alloys. Revenues from the sales of Liquidmetal coatings products increased $0.8 million and revenues from our research and development contracts increased $0.6 million. The balance of the increase in revenue was attributable to $0.2 million from the sale of molds and tools related to the prototyping of samples for our customers as well as $0.1 million in revenue recognized from equipment sales through our newly acquired subsidiary, Chusik Hoesa Dongyang Yudoro, as discussed further in the Liquidity and Capital Resources section below.

     Cost of Sales. Cost of sales increased to $1.9 million, or 52% of revenue, in the six months ended June 30, 2002 from $1.0 million, or 51% of revenue, in the six months ended June 30, 2001. This increase was primarily a result of increased costs to support the increased sales of our Liquidmetal alloy coatings and increased costs to support our research and development contracts. The increase in cost of sales as a percentage of revenue was the result of increased materials costs required for the research and development contracts in the three months ended June 30, 2002.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $5.1 million, or 142% of revenue, in the six months ended June 30, 2002 from $1.0 million, or 55% of revenue, in the six months ended June 30, 2001. This increase was primarily a result of increased wages of $2.0 million, increased stock-based compensation of $0.1 million, increased insurance expenses of $0.1 million, increased professional fees of $0.6 million, and increased travel expenses of $0.4 million. These and other increases in selling, general and administrative expenses represent the continued additions to our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

     Research and Development Expenses. Research and development expenses increased to $4.4 million, or 121% of revenue, in the six months ended June 30, 2002 from $0.5 million, or 28% of revenue, in the six months ended June 30, 2001. This increase was partially a result of expenses related to the continued research and development of new Liquidmetal alloys and related processing capabilities, including the hiring of additional research employees, developing new manufacturing techniques, and contracting with consultants to advance the development of Liquidmetal alloys. Salaries and wages increased $0.8 million, travel related expenses increased $0.3 million, laboratory and prototyping expenses increased $0.7 million, and contracted services increased $0.2 million. The increase in research and development expenses in the six months ended June 30, 2002 also included $0.2 million in accelerated depreciation attributable to the acceleration of the estimated useful lives of certain capitalized research and development equipment and $1.4 million of stock-based compensation expense primarily triggered by modifications made to accelerate the remaining vesting periods of stock options in connection with the hiring of certain consultants as employees in March 2002.

     Interest (Expense) Income, Net. Interest expense, net increased to $1.0 million, or 28% of revenue, in the six months ended June 30, 2002 from $0.5 million, or 26% of revenue, in the six months ended June 30, 2001. This increase was primarily due to the amortization of the fair value of warrants granted in connection with subordinated promissory notes we issued in February 2001. In the six months ended June 30, 2002, these subordinated promissory notes were paid, requiring the unamortized fair value of the warrants granted in connection with these subordinated promissory notes to be expensed fully in the six months ended June 30, 2002 in an amount totaling $0.5 million. Also in the three months ended June 30, 2002, we earned $0.1 million in interest income from the investment of the net proceeds of our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities, including our discontinued retail golf operations, used cash of $9.0 million for the six months ended June 30, 2002 and used cash of $6.4 million for the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2002 resulted primarily from net cash used by discontinued operations of $2.3 million and net cash used by continuing operations of $6.8 million. Cash used in operating activities for the six months ended June 30, 2001, resulted primarily from net cash used by discontinued operations of $5.6 million and net cash used by continuing operations of $0.9 million. We have working capital of $54.4 million as of June 30, 2002.

     Our investing activities used cash of $2.6 million for the six months ended June 30, 2002 primarily for the acquisition of machinery and equipment in connection with the construction and development of our South Korean manufacturing facility totaling $2.5 million, net of proceeds from the sale of property and equipment of $0.1 million. Included in the investing activities for the six months ended June 30, 2002 was the investment of $0.3 million, resulting in $0.1 million net of cash received, in Chusik Hoesa Dongyang Yudoro (“Dongyang”), a South Korean company, whereby we acquired 51% of the outstanding stock of Dongyang. Dongyang manufactures equipment critical to the manufacturing of our bulk Liquidmetal alloys. The acquisition of a controlling interest in Dongyang allows us to better control the manufacturing equipment supply chain relating to the manufacture of our bulk Liquidmetal alloys. We also invested $0.1 million in patents and trademarks related to our Liquidmetal alloys during the six months ended June 30, 2002. Investing activities used cash of $0.1 million for the six months ended June 30, 2001 primarily from the acquisition of furniture and equipment.

     Our financing activities provided $67.5 million in cash for the six months ended June 30, 2002 and primarily included $71.0 million, net of transaction costs paid, received from our initial public offering. Included in the financing activities is $3.5 million of cash borrowed through the issuance of debt prior to the initial public offering and $7.4 million used to repay all of the outstanding debt obligations of our Company. Also received in the six months ended June 30, 2002 was $0.5 million from the exercise of stock options. Financing activities provided $6.9 million in cash for the six months ended June 30, 2001. This amount includes $3.5 million from the sale of shares of our common stock, $0.4 million from exercises of options to purchase shares of our common stock, and $3.0 million from the issuance of promissory notes.

     We currently anticipate significant capital expenditures for at least the next 12 months, primarily for the construction and development of manufacturing facilities. In addition to our first leased manufacturing facility in Incheon, South Korea, we have finished construction of a new plant in Pyoungtaek, South Korea, which is approximately 13,000 square feet in size. This plant is immediately adjacent to a larger 153,000 square foot plant that is currently under construction. We expect the 153,000 square foot plant to be completed by the end of the third quarter of 2002. The larger plant was originally intended to be 110,000 in square feet, but due to economies of adding additional square footage while under construction, we expanded the size of the facility to accommodate additional manufacturing equipment. We also currently intend to build-out our leased facility in Pinellas County, Florida to provide research, development, and testing capabilities, as well as possible prototype manufacturing capabilities. We anticipate that our capital expenditures will be approximately $20 to $25 million over the next six months, and approximately $10 to $15 million in 2003 for the construction and equipping of our manufacturing facilities and for the acquisition of furniture, fixtures, and other business equipment. This amount is subject to change, however, depending upon the nature and the amount of the orders that we actually receive from customers.

     Our capital requirements during the next 12 months will depend on numerous factors, including the success of our existing products, the development of new applications for Liquidmetal alloys, and the resources we devote to develop and support our Liquidmetal alloy products. During the next 12 months, we expect to devote substantial capital to expand our sales and marketing capabilities, to expand our research and development activities, to develop or acquire additional manufacturing facilities, and for working capital and other general corporate purposes. These additional expenses and capital expenditures will consume a material amount of our cash resources, including a portion of the net proceeds of our initial public offering. Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

     We intend to continue to develop our manufacturing resources and capabilities. Additionally, we anticipate significant growth in our working capital requirements from our expanding bulk Liquidmetal alloy business. However, the amount of these requirements will depend on the nature and amount of orders we receive for the purchase of our bulk Liquidmetal alloy products. We believe the net proceeds received from our initial public offering, together with our anticipated cash flows from our bulk Liquidmetal alloy business, will be sufficient to fund our long-term liquidity requirements. We may, however, need to raise additional funds through private or public debt or equity financings, although there is no guarantee that additional capital will be available or, if available, will be an terms acceptable to us.

     We are a party to a distribution agreement whereby we granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid us a $1.0 million distribution fee as part of this distribution agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. None of the distribution fee has been refunded, and we do not believe it is entitled to be refunded.

USE OF PROCEEDS

     Pursuant to the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002, (Registration No. 333-73716), the Company closed an initial public offering of 5,000,000 shares of common stock on May 28, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an overallotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated aggregate cash proceeds for the Company during the second quarter 2002 of $78.4 million. The net proceeds were $70.7 million after deducting underwriting commissions of $5.5 million and other transaction fees of $2.2 million. The managing underwriters for the Offering were Merrill Lynch & Co., UBS Warburg and Robert W. Baird & Co.

     As of June 30, 2002, the Company used approximately $7.8 million of its net proceeds from the Offering to repay all of its outstanding promissory notes and accrued interest. Additionally, the Company used $0.8 million to partially fund the construction of our manufacturing facilities in South Korea, $0.6 million to purchase equipment used to manufacture Liquidmetal parts, and $0.3 million that was used to purchase the 51% interest in Dongyang. As of June 30, 2002, the Company used approximately $2.6 million of the net proceeds for working capital excluding $1.1 million paid to Paul Azinger for amounts due under the terms of his endorsement agreement. We have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities. We intend to use the remaining net proceeds of the offering for the construction of our manufacturing facility in South Korea, additional equipment used to manufacture Liquidmetal parts, and working capital purposes. Additionally, management may determine to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future with proceeds from the Offering, although there are no assurances that we will be able to successfully identify or consummate any such acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

     We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	We have accounted for our retail golf business as a discontinued operation. In calculating the loss on disposal of our retail golf business, we made certain estimates with regard to the valuation of the assets and liabilities of the retail golf business. Estimates were made for the collectability of accounts receivables, the liquidation value of inventories, the liquidation of certain other operating assets, and the estimated future losses of the retail golf business through the estimated disposal date of April 30, 2002. Also included in the loss on disposal is our estimate of stock option compensation expense attributable to an endorsement contract. The estimated stock option expense is based in part on an estimated future common stock price. If the market price of our common stock fluctuates from our estimate over the remaining life of the endorsement contract, the estimated stock option expense may be subject to significant volatility. To the degree actual results vary from any of these estimates or management adjusts the estimates, the accounting of the loss on disposal of discontinued operations may increase or decrease and cash received from the liquidation of these assets may not meet our estimates. During the six months ended June 30, 2002, the Company recorded a $1.6 million reduction to the estimated loss on disposal of the discontinued retail golf segment due to a change in the estimated stock option value attributable to options granted pursuant to an endorsement agreement. The change in the estimated stock option value was due to a change in the market price of the underlying common stock.

•	We have recorded stock-based compensation expense related to the issuance of stock options to non-employees. To the extent that these non-employees have not completed the services required to earn the options, we are required to value these option grants based on their fair market value, which is based in part on the underlying market price of our common stock at the time the financial statements are presented. If the market price of our common stock increases over the period in which the non-employees earn the stock option awards, the expense attributable to these stock options increases and is charged against income. Due to the number of options issued to non-employees, material amounts could be charged against earnings and could cause significant volatility in future earnings if the market price of our common stock increases.

•	Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consideration. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated foreign exchange translation in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

•	We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be realized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal year 2002. The adoption of SFAS No. 141 and 142 did not have a material impact on the Company’s financial statements.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial statements.

     Issued in October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In 2002, the Company adopted SFAS No. 144 which did not result in a material impact to the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are required to be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 are required to be applied to transactions occurring after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item is required to be reclassified. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company elected to early adopt SFAS No. 145 during the six months ended June 30, 2002. The effect of adopting SFAS No. 145 was to increase interest expense by $0.5 million, increase net loss from continuing operations by $0.5 million, and to increase basic and diluted loss from continuing operations per share by $0.01.

RELATED PARTY TRANSACTIONS

     In May 2002, we paid a total of $7.8 million to certain shareholders and directors of the Company in full payment of subordinated promissory notes held by them. The holders of these notes were John Kang, Ricardo Salas and Tjoa Thian Song, each of whom are directors and shareholders of the Company. John Kang is also our president and chief executive officer. We believe that the terms and conditions of these notes, including their interest rates, were more favorable to us than the terms and conditions that we could have obtained from clearly independent third parties.

     A company partially owned and managed by an employee of the Company purchased primarily work-in-process inventory and equipment in the discontinued retail golf segment in the amount of $250 in March, 2002. Of this amount, $50 remained receivable from the employee at March 31, 2002. The proceeds from the transaction were considered in determining the net realizable value of the inventory of the discontinued retail golf segment. During the second quarter of 2002, both parties agreed to rescind the transaction. The effect of this recission is included as an increase of $200 to the loss on disposal of the discontinued retail golf segment as of June 30, 2002.

     We are currently a party to a consulting agreement with a company that is owned by a director and former executive officer of the Company. This agreement provides for the payment by the Company of consulting fees of $50,000 per year through December 31, 2005. Additionally, a company managed and partially owned by one of our directors provides technical support services and computer equipment to the Company. Fees incurred pursuant to this consulting agreement and to these technical supports services were not significant during the three months and six months ended June 30, 2002.

     Consistent with our strategy of pursuing strategic transactions and relationships, on July 29, 2002, we invested $2 million in Growell Metal Inc. (“Growell”), a South Korean metals processing company. This investment took the form of a purchase of Growell’s common stock directly from Growell, which is a public company whose common stock is traded on South Korea’s KOSDAQ stock market. We acquired an estimated 5% of Growell’s outstanding common stock in this transaction. The specific purpose of this investment was to solidify and bolster our supply chain in anticipation of an expected significant ramp-up in our manufacturing activities. Prior to our investment in Growell, we engaged Growell to produce and sell to us Liquidmetal alloy ingots that will be used to produce products and components in our South Korean manufacturing facilities. We expect that, for the near term, Growell will supply a significant portion of the ingots to be used in our manufacturing operations, and our investment in Growell will enable Growell to develop the capabilities to meet our expected demand.

     We also expect that affiliates of Growell could be valuable customers of Liquidmetal alloy finished goods. In particular, Growell Telecom, Inc. (formerly known as Jascom Co., Ltd.), a South Korean public company and an affiliate of Growell Metal, has issued a purchase order to us for production quantities of casing components for a combination MP3/CD player. Growell Metal holds 92,167 shares (or approximately 0.002%) of the outstanding common stock of our Company. None of our executive officers or directors holds any shares of Growell Metal.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to various markets risks as a part of our operations, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, foreign currency exchange contracts, and interest rate swaps. We have not, and do not intend to, engage in the practice of trading derivative securities for profit.

     Interest Rates. We are exposed to market risks relating to changes in interest rates. Some of the proceeds of this offering may be invested in short-term, interest-bearing, investment grade securities. The value of these securities will be subject to interest rate risk and could fall in value if interest rates rise.

     Commodity Prices. We are exposed to price risk related to anticipated purchases of certain commodities used as raw materials by our businesses, including titanium and zirconium. Although we do not currently enter into commodity future, forward, and option contracts to manage the fluctuations in prices of anticipated purchases, we may enter into such contacts in the future as our business grows and as our purchases of these raw materials increase.

     Foreign Exchange Rates. As a result of our operation of a manufacturing facility in South Korea, a substantial portion of our costs will be denominated in the South Korean won. Consequently, fluctuations in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. Although we do not currently enter into foreign exchange hedge transactions, we may do so in the future as our business grows.

PART II
OTHER INFORMATION

Item 2 – Change in Securities and Use of Proceeds.

     Pursuant to the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002 (Registration No. 333-73716), the Company closed an initial public offering of 5,000,000 shares of common stock on May 28, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an overallotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated aggregate cash proceeds for the Company during the second quarter 2002 of $78.4 million. The net proceeds were $70.7 million after deducting underwriting commissions of $5.5 million and other transaction fees of $2.2 million. The managing underwriters for the Offering were Merrill Lynch & Co., UBS Warburg and Robert W. Baird & Co.

     As of June 30, 2002, the Company used approximately $7.8 million of its net proceeds from the Offering to repay all of its outstanding promissory notes and accrued interest thereon. Additionally, the Company used $0.8 million to partially fund the construction of our manufacturing facilities in South Korea, $0.6 million to purchase equipment used to manufacture Liquidmetal parts, and $0.3 million to purchase the 51% interest in Dongyang. As of June 30, 2002, the Company used approximately $2.6 million of the net proceeds for working capital, excluding $1.1 million paid to Paul Azinger for amounts due under the terms of his endorsement agreement. We have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities. We intend to use the remaining net proceeds of the offering for the construction of our manufacturing facility in South Korea, additional equipment used to manufacture Liquidmetal parts, and working capital purposes. Additionally, management may determine to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future with proceeds from the Offering, although there are no assurances that we will be able to successfully identify or consummate any such acquisitions. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q for further discussion.

Item 6 – Exhibits and Reports on Form 8-K.

(a)   Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number	Description of Document

2.1	Joint Venture Agreement, dated June 26, 2002, by and among Liquidmetal Korea Co., Ltd, Juh Ho Suh, Yong Woo Gi, Hi Su Kim, Ju Yong Lee and Chusik Hoesa Dongyang Yudoro.

2.2	Agreement for Subscription of New Stock, dated July 22, 2002, between Growell Metal Inc. and Liquidmetal Technologies.

99.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. 1350.

99.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. 1350.

(b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES (Registrant)

Date: August 12, 2002	/s/ John Kang

John Kang President & Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2002	/s/ Brian McDougall

Brian McDougall Executive Vice President & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Joint Venture Agreement, dated June 26, 2002, by and among Liquidmetal Korea Co., Ltd, Juh Ho Suh, Yong Woo Gi, Hi Su Kim, Ju Yong Lee and Chusik Hoesa Dongyang Yudoro.

2.2	Agreement for Subscription of New Stock, dated July 22, 2002, between Growell Metal Inc. and Liquidmetal Technologies.

99.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. 1350.

99.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. 1350.