Form 10-Q
period 2002-09-30
LIQUIDMETAL TECHNOLOGIES
filed 2002-11-14
CIK 1141240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-31332

LIQUIDMETAL TECHNOLOGIES
(Exact name of Registrant as specified in its charter)

California	33-0264467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☒ No ☐

As of November 12, 2002, there were 40,993,245 shares of the registrant’s common stock, no par value, outstanding.

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
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
Item 4 – Controls and Procedures
PART II – Other Information
Item 2 – Changes in Securities and Use of Proceeds
Item 6 – Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements and Independent Accountants’ Report

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,148	$2,230
Marketable securities held-for-sale	2,182	—
Trade receivables (net of allowance for doubtful accounts of $100 in 2002 and $30 in 2001)	3,911	911
Inventories	2,331	503
Prepaid expenses and other current assets	1,574	967

Total current assets	50,146	4,611
PROPERTY, PLANT AND EQUIPMENT, NET	13,075	1,163
INTANGIBLE ASSETS, NET	933	723
OTHER ASSETS	310	183

Total assets	$64,464	$6,680

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,452	$2,706
Net liabilities of discontinued operations	2,273	7,492
Deferred revenue	953	830
Other liabilities	185	167
Current portion of notes payable to shareholders	—	2,988

Total current liabilities	9,863	14,183
OTHER LONG-TERM LIABILITIES	79	—

Total liabilities	9,942	14,183

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST	226	—

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, no par value; 10,000,000 shares authorized and none outstanding at September 30, 2002 and 456,857 outstanding at December 31, 2001	—	5,577
Common stock, no par value; 200,000,000 shares authorized and 40,993,245 issued and outstanding at September 30, 2002 and 35,023,515 issued and outstanding at December 31, 2001	106,510	29,752
Paid in capital	19,445	22,401
Unamortized stock-based compensation	(983)	(6,717)
Accumulated deficit	(70,596)	(58,588)
Accumulated comprehensive (loss) income	(80)	72

Total shareholders’ equity (deficiency)	54,296	(7,503)

Total liabilities and shareholders’ equity (deficiency)	$64,464	$6,680

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

REVENUE	$3,655	$1,112	$7,262	$3,008
COST OF SALES	2,524	549	4,393	1,522

Gross Profit	1,131	563	2,869	1,486

OPERATING EXPENSES:
Selling, general and administrative	3,912	1,084	9,041	2,133
Research and development	2,652	364	7,008	886

Total expenses	6,564	1,448	16,049	3,019

LOSS BEFORE INTEREST EXPENSE AND INCOME, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(5,433)	(885)	(13,180)	(1,533)
Interest expense	(6)	(294)	(1,109)	(781)
Interest income	297	—	393	—

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(5,142)	(1,179)	(13,896)	(2,314)
Minority interest in income of consolidated subsidiary	(76)	—	(86)	—

LOSS FROM CONTINUING OPERATIONS	(5,218)	(1,179)	(13,982)	(2,314)
DISCONTINUED OPERATIONS:
Loss from operations of discontinued retail golf segment, net	—	(1,835)	—	(5,973)
Gain (loss) from disposal of discontinued retail golf segment, net	1,466	(17,786)	1,974	(17,786)

NET LOSS	(3,752)	(20,800)	(12,008)	(26,073)
Foreign exchange translation loss	(371)	—	(334)	—
Unrealized gain on marketable securities held-for-sale	182	—	182	(1)

COMPREHENSIVE LOSS	$(3,941)	$(20,800)	$(12,160)	$(26,074)

PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.13)	$(0.03)	$(0.37)	$(0.07)

Income (loss) from discontinued operations	$0.04	$(0.58)	$0.05	$(0.72)

Net loss	$(0.09)	$(0.61)	$(0.32)	$(0.80)

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the Nine Months Ended September 30, 2002
(in thousands, except per share data)
(unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Paid in Capital	Unamortized Stock-option Based Compen- sation	Accumu- lated Deficit	Accumu lated Compre- hensive Income (Loss)	Total

Balance, December 31, 2001	456,857	$5,577	35,023,515	$29,752	$22,401	$(6,717)	$(58,588)	$72	$(7,503)
Common stock issued	—	—	5,229,000	78,435	—	—	—	—	78,435
Transaction expenses of initial public offering including commissions	—	—	—	(7,714)	—	—	—	—	(7,714)
Stock options exercised	—	—	283,873	460	—	—	—	—	460
Conversion of preferred stock to common stock	(456,857)	(5,577)	456,857	5,577	—	—	—	—	—
Stock-based compensation	—	—	—	—	(2,956)	2,956	—	—	—
Unamortized stock option based compensation	—	—	—	—	—	2,778	—	—	2,778
Foreign exchange translation gain (loss)	—		—	—	—	—	—	(334)	(334)
Unrealized gain on marketable Securities	—	—	—	—	—	—	—	182	182
Net loss	—	—	—	—	—	—	(12,008)	—	(12,008)

Balance, September 30, 2002	—	$—	40,993,245	$106,510	$19,445	$(983)	$(70,596)	$(80)	$54,296

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	For the Nine Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(12,008)	$(26,073)
Loss from operations and (gain) loss on disposition of discontinued operations	(1,974)	23,759

Income (loss) from continuing operations	(13,982)	(2,314)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Gain on sale of property and equipment	(19)	—
Minority interest in income of consolidated subsidiary	86	—
Depreciation and amortization	742	66
Amortization of debt discount	912	552
Stock-based compensation	1,629	100
Bad debt expense	102	—
Changes in operating assets and liabilities:
Accounts receivable	(3,031)	(71)
Inventories	(1,628)	(278)
Prepaid expenses and other current assets	(480)	(387)
Other assets	(119)	—
Accounts payable and accrued expenses	3,296	1,080
Deferred revenue	123	—
Other liabilities	(1)	(87)

Net cash used by continuing operations	(12,370)	(1,339)
Net cash used by discontinued operations	(2,256)	(7,798)

Net cash used by operating activities	(14,626)	(9,137)

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,602)	(501)
Proceeds from sale of property and equipment	129	—
Purchase of marketable securities held-for-sale	(2,000)	—
Purchase price of 51% investment in subsidiary, net of cash received of $407	74	—
Investment in patents and trademarks	(93)	(38)

Net cash used by investing activities	(14,492)	(539)

FINANCING ACTIVITIES:
Proceeds from borrowings	3,500	3,000
Repayment of borrowings	(7,400)	(100)
Repayment of other liabilities	(9)	—
Proceeds from issuance of common stock (net of offering costs)	70,721	3,477
Proceeds from issuance of preferred stock (net of offering costs)	—	2,500
Stock options exercised	460	2,400
Repurchase of common stock by subsidiaries, net	—	(29)

Net cash provided by financing activities	67,272	11,248

EFFECT OF FOREIGN EXCHANGE TRANSLATION	(236)	(1)

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,918	1,571
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,230	124

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,148	$1,695

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$439	$52

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands, except per share data)
(unaudited)

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

      In 2002 and 2001, respectively, the Company recorded a net addition to shareholders’ equity of $1,149 and $577 comprised of stock-based compensation in the discontinued retail golf operations. Additionally, there was a $98 foreign exchange loss effect in the discontinued retail golf operations.

     See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(in thousands, except share data)
(unaudited)

1.  Description of Business

     Liquidmetal Technologies and its subsidiaries (collectively “the Company”) are in the business of developing, manufacturing, and marketing products made from amorphous alloys. Liquidmetal Technologies markets and sells Liquidmetal® alloy industrial coatings and also manufactures, markets and sells products and components from bulk Liquidmetal alloys that can be incorporated into the finished goods of its customers across a variety of industries.

      The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and furnace equipment. In the three months and nine months ended September 30, 2001, the Company derived a majority of its revenue from the operation of its retail golf segment, now accounted for as a discontinued operation. The retail golf segment marketed golf clubs made of the Company’s bulk Liquidmetal alloys. The Company outsourced the manufacturing of the golf clubs.

2.  Basis of Presentation and Recent Accounting Pronouncements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002 (Registration No. 333-73716).

     New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that limited-life intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal year 2002. The adoption of SFAS No. 141 and 142 did not have a material impact on the Company’s financial statements.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial statements.

      Issued in October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(in thousands, except share data)
(unaudited)

accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In 2002, the Company adopted SFAS No. 144 which did not result in a material impact to the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are required to be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 are required to be applied to transactions occurring after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item is required to be reclassified. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company elected to early adopt SFAS No. 145 during the second quarter of 2002. The effect of adopting SFAS No. 145 was to increase interest expense by $532, increase net loss from continuing operations by $532, and to increase basic and diluted loss from continuing operations per share by $0.01.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of this SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 of SFAS No. 147 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 of SFAS No. 147 are effective on October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material impact on the Company’s financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(in thousands, except share data)
(unaudited)

3.  Inventories

     Inventories from continuing operations were comprised of the following:

	September 30,	December 31,
	2002	2001

Raw materials	$1,573	$186
Work in process	254	—
Finished goods	504	317

Total inventories	$2,331	$503

4.  Property, Plant and Equipment

      Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2002	2001

Machinery and equipment	$3,480	$234
Computer equipment	703	126
Office equipment, furnishings and improvements	607	253
Buildings	706	—
Construction in process of machinery and equipment and plant	8,274	808

Total	13,770	1,421
Accumulated depreciation	(695)	(258)

Total property, plant and equipment, net	$13,075	$1,163

     Depreciation expense was approximately $226 and $31 for the three months ended September 30, 2002 and 2001; and $676 and $48 for the nine months ended September 30, 2002 and 2001, respectively.

5.  Intangible Assets

     Intangible assets consisted of the following:

	September 30,	December 31,
	2002	2001

Purchased and licensed patent rights	$457	$420
Internally developed patents	573	506
Trademarks	54	66
Goodwill	184	—

Total	1,268	992
Accumulated amortization	(335)	(269)

Total intangible assets, net	$933	$723

     Amortization expense was approximately $18 and $6 for the three months ended September 30, 2002 and 2001; and $66 and $18 for the nine months ended September 30, 2002 and 2001, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(in thousands, except share data)
(unaudited)

     On June 28, 2002, the Company acquired a 51% interest in Chusik Hoesa Dongyang Yudoro (“Dongyang”). The results of the Dongyang’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $333 in cash.

     The following table summarizes the estimated fair values of the net assets held by Dongyang as of June 28, 2002:

Cash	$407
Accounts receivable	71
Inventories	200
Other current assets	126
Property, plant and equipment, net	34
Other long-term assets	9

Total assets	847
Total liabilities	(554)

Net assets acquired	$293

     The difference between the purchase price of $333 and the Company’s investment in 51% of the net assets of Dongyang was assigned to Goodwill in the amount of $184. The results of Dongyang’s operations prior to June 28, 2002 were not significant.

6.  Notes Payable to Shareholders

     The notes payable activity for the nine months ended September 30, 2002 is shown in the following table:

	December 31,			September 30,
	2001	Borrowings	Repayments	2002

Kang/Salas 8.5%, principal $1,500	$1,400	$—	$(1,400)	$—
Tjoa 8.5%, principal $1,500	1,500	—	(1,500)	—
Kang 8.0%, principal $2,000	—	2,000	(2,000)	—
Tjoa 8.0%, principal $1,000	1,000	—	(1,000)	—
Kang 8.0%, principal $750	—	750	(750)	—
Tjoa 8.0%, principal $750	—	750	(750)	—

	3,900	$3,500	$(7,400)	$—

Less debt discount	(912)

	2,988
Less current portion	(2,988)

Notes payable less current portion, net of discounts	$—

     Kang 8.0%, principal $2,000 - On March 12, 2002, the Company borrowed $2,000 on an unsecured basis from Mr. John Kang that was due on the earlier of May 1, 2003 or the closing of an initial public offering. The Company elected to repay the note upon the closing of the Company’s initial public offering.

     Kang 8.0%, principal $750 - On April 3, 2002, the Company borrowed $750 on an unsecured basis from Mr. John Kang that was due on the earlier of July 1, 2003 or the closing of the initial public offering. The Company elected to repay the note upon the closing of the Company’s initial public offering.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(in thousands, except share data)
(unaudited)

     Tjoa 8.0% - On April 3, 2002, the Company borrowed $750 on an unsecured basis from Mr. Tjoa that was due on the earlier of July 1, 2003 or the closing of an initial public offering. The Company elected to repay the note upon the closing of the Company’s initial public offering.

     Total interest expense, including the debt discount amortization on the notes payable to shareholders, was $6 and $294 for the three months ended September 30, 2002 and 2001, respectively; and $1,109 and $784 for the nine months ended September 30, 2002 and 2001, respectively. Included in the total interest expense is $532 of accelerated amortization of the remaining unamortized debt discount upon the early repayment of the Kang/Salas 8.5% and the Tjoa 8.5% promissory notes in May of 2002.

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

     For the three months ended September 30, 2002, the Company had a net gain change in estimate of $1,466 on the disposal of the discontinued retail golf segment that was primarily due to a change in estimated value of stock-based compensation. The change in estimated value of the stock-based compensation was a result of a decrease in the fair market value of the common shares underlying the options granted to Paul Azinger of $1,403. The gain also included an increase of $63 in the estimated disposal value of work-in-process inventory which was sold at cost during the three months ended September 2002.

     For the nine months ended September 30, 2002, the Company had a net gain change in estimate of $1,974 on the disposal of the discontinued retail golf segment that was primarily due to a change in estimated value of stock-based compensation. The change in estimated value of the stock-based compensation was a result of the cumulative decrease in the fair market value of the common shares underlying the options granted to Paul Azinger of $3,010. Additionally, there was a $98 gain due to the reversal of the accumulated foreign exchange gains after the liquidation of Liquidmetal Golf Europe Inc. These gains were partially offset by other changes in the estimated loss on disposal that included; $572 of additional operating expenses, $57 increase in the allowance for doubtful accounts and $505 primarily for the reduction of the estimated disposal value of work-in-process inventory and equipment.

     Net liabilities of the discontinued retail golf segment have been segregated on the balance sheets presented, the components of which are as follows:

	September 30, 2002	December 31, 2001

Assets:
Cash	$33	$317
Accounts receivable, net	—	321
Inventories	—	1,468
Property and equipment, net	—	78

Total assets	33	2,184

Liabilities:
Current liabilities	2,306	9,676

Total liabilities	2,306	9,676

Net liabilities of discontinued operations	$(2,273)	$(7,492)

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(in thousands, except share data)
(unaudited)

     The results of operations for all periods presented have been restated for discontinued operations. The operating results of the discontinued operations are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net sales	$—	$1,370	$—	$3,333
Cost of sales	—	762	—	2,185

Gross profit	—	608	—	1,148
Operating expenses	—	2,443	—	7,121

Loss from operations	—	(1,835)	—	(5,973)
Gain (loss) on disposal	1,466	(17,786)	1,974	(17,786)

Net income (loss)	1,466	(19,621)	1,974	(23,759)
Foreign exchange translation loss during the period	—	—	(98)	(1)

Comprehensive income (loss)	$1,466	$(19,621)	$1,876	$(23,760)

8.  Income Taxes

     The provision for income tax benefit (expense) for the nine months ended September 30, 2002 and 2001, respectively, was calculated through the use of the estimated annual income tax rates based on projected annualized income (loss). The Company estimated an effective tax rate of 0% during the nine months ended September 30, 2002 and 2001, respectively, based on the Company’s reported losses.

9.  Income (Loss) Per Common Share

     Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Weighted average basic shares	40,993,245	34,055,404	37,945,021	32,775,424
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted shares	40,993,245	34,055,404	37,945,021	32,775,424

     The conversion of preferred stock to common stock was not included in the computation of diluted EPS for the three months and nine months ended September 30, 2001 as the inclusion would be antidilutive. The conversion of the preferred stock to common stock upon the closing of the initial public offering on May 28, 2002 was included in the basic EPS for the three months and nine months ended September 30, 2002. The effect of outstanding options and warrants to purchase common stock was excluded in all periods presented because the inclusion would have been antidilutive.

10.  Initial Public Offering

     Pursuant to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002, (Registration No. 333-73716), the Company closed an initial public offering of 5,000,000 registered shares of common stock on May 28, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an overallotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated net cash proceeds for the Company during the second

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(in thousands, except share data)
(unaudited)

quarter 2002 of approximately $70,721, net of underwriting commissions of $5,490 and other transaction fees of approximately $2,224.

11.  Segment Reporting and Major Customers

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments. In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and furnace equipment. Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing potential market opportunities. Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment. Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment. The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in the Company’s Prospectus filed with the Securities and Exchange Commission on May 22, 2002, pursuant to Rule 424(b)(1) of the Securities Act of 1933 (Registration No. 333-73716).

     Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals

Three months ended September 30, 2002:
Revenue to external customers	$1,234	$2,421	$3,655
Gross profit (loss)	569	562	1,131
Income (loss) before minority interest, interest expense and discontinued operations	358	(3,024)	(2,666)
Total identifiable assets at end of period	1,717	19,042	20,759
Three months ended September 30, 2001:
Revenue to external customers	$1,035	$77	$1,112
Gross profit (loss)	500	63	563
Income (loss) before minority interest, interest expense and discontinued operations	804	(802)	2
Total identifiable assets at end of period	1,337	—	1,337
Nine months ended September 30, 2002:
Revenue to external customers	$3,862	$3,400	$7,262
Gross profit (loss)	1,824	1,045	2,869
Income (loss) before minority interest, interest expense and discontinued operations	1,284	(8,059)	(6,775)
Total identifiable assets at end of period	1,717	19,042	20,759
Nine months ended September 30, 2001:
Revenue to external customers	$2,884	$124	$3,008
Gross profit (loss)	1,400	86	1,486
Income (loss) before minority interest, interest expense and discontinued operations	926	(774)	152
Total identifiable assets at end of period	1,337	—	1,337

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(in thousands, except share data)
(unaudited)

     Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Total segment income (loss) before minority interest, interest expense and discontinued operations	$(2,666)	$2	$(6,775)	$152
General and administrative expenses	(2,767)	(887)	(6,405)	(1,685)

Consolidated loss before interest expense, minority interest and discontinued operations	(5,433)	(885)	(13,180)	(1,533)
Interest expense	(6)	(294)	(1,109)	(781)
Interest income	297	—	393	—
Minority interest in income of consolidated subsidiary	(76)	—	(86)	—
Loss from operations of the discontinued retail golf segment, net	—	(1,835)	—	(5,973)
Gain from disposal of discontinued retail golf segment, net	1,466	(17,786)	1,974	(17,786)

CONSOLIDATED NET LOSS	$(3,752)	$(20,800)	$(12,008)	$(26,073)

     Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	September 30, 2002	September 30, 2001

Total segment assets	$20,759	$1,337
Cash and cash equivalents	39,135	1,695
Marketable securities held-for-sale	2,182	—
Prepaid expenses and other current assets	401	396
Other property, plant & equipment	1,158	604
Other assets	78	767
Intangibles, net	751	77

Total consolidated assets	$64,464	$4,876

12.  Related Party Transactions

     Related party transactions include subordinated promissory notes issued to certain shareholders, the related interest incurred on the notes and the repayment of such notes (see Note 6). Additionally, two of the holders of the shareholder promissory notes (see Note 6) are directors and one such note holder is an officer of the Company. The Company has a consulting agreement with a former employee and officer that provides for the payment of annual consulting fees of $50 through the year ended December 31, 2005. For this same former employee and officer, the Company has an accrued severance balance of $38 at September 30, 2002 and $167 at December 31, 2001. A company managed and partially owned by one of our directors provides technical support services and computer equipment to the Company. During the nine months ended September 30, 2002, the Company had incurred $102 of expenses and equipment purchases related to this arrangement. As of September 30, 2002, the Company had an outstanding payable related to these transactions of $65.

     A company partially owned and managed by an employee of the Company purchased primarily work-in-process inventory and equipment in the discontinued retail golf segment in the amount of $250 in March, 2002. Of this amount, $50 remained receivable from the employee at March 31, 2002. The proceeds from the transaction were considered in determining the net realizable value of the inventory of the discontinued retail golf segment. During the second quarter of

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(in thousands, except share data)
(unaudited)

2002, both parties agreed to partially rescind the transaction. The effect of this rescission is included as an increase of $200 to the loss on disposal of the discontinued retail golf segment as of September 30, 2002.

     On July 29, 2002, the Company invested $2,000 in Growell Metal, Inc. (“Growell”), a metals processing company located in South Korea and publicly traded on South Korea’s KOSDAQ stock market. The Company acquired 891,100 shares (or approximately 5%) of Growell’s outstanding common stock in this transaction. The Company has accounted for this investment as an available for sale security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and carries the investment at fair value with the unrealized gains and losses, net of income taxes, reported in other comprehensive income. During the three months and nine months ended September 30, 2002 the change in fair value of the investment in Growell resulted in an unrealized gain of $182, which is reported in comprehensive income in the accompanying condensed consolidated financial statements. Currently, Growell holds 92,167 shares (or approximately 0.002%) of the Company’s outstanding common stock.

     Under the terms of a technology transfer agreement, the Company has engaged Growell to produce Liquidmetal alloy ingots for the Company to purchase and use as a raw material in the production of products and components. The agreement is for a two year period beginning in February 2002. During the second quarter of 2002, the Company sold a machine to Growell for $269 to be used in the production of Liquidmetal alloy ingots to be purchased by the Company. Additionally, during the three months and nine months ended September 30, 2002, the Company sold $872 of furnace equipment to Growell to produce the Liquidmetal alloy ingots for the Company. The profit on these sales, $111, was deferred and will be amortized against cost of sales over the remaining term of the technology transfer agreement between Growell and the Company. During the three and nine months ended September 30, 2002, the Company purchased approximately $410 of Liquidmetal alloy ingots from Growell.

     Furthermore, during the three months ended September 30, 2002, Growell Telecom, Inc. (“Growell Telecom”), a South Korean public company and an affiliate of Growell, purchased $724 of casing components for a combination MP3/CD player and tooling. During the second quarter of 2002, the Company provided to Growell Telecom technical support services for $37. As of September 30, 2002, the total receivable from Growell and entities related to Growell was approximately $1,596.

     While the Company was privately held, the Company’s chairman exercised a portion of his nonqualified stock options. The Company inadvertently did not collect the federal and state income taxes at the time of the exercise. The chairman has informed the Company that he has since paid all the necessary taxes. Management believes the exposure to the Company for penalties and interest, if any, is insignificant.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
  Liquidmetal Technologies:

We have reviewed the accompanying condensed consolidated balance sheet of Liquidmetal Technologies and subsidiaries (the “Company”) as of September 30, 2002, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2002 and 2001, of shareholders’ equity (deficiency) for the nine months ended September 30, 2002, and of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
November 14, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidmetal Technologies and Subsidiaries,
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

This discussion should be read in the conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the Company’s Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002 (Registration No. 333-73716).

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties may include: our limited operating history in developing and manufacturing products from bulk amorphous alloys; the adoption of our alloys by customers; the commercial success of our customers’ products; our ability to identify, develop, and commercialize new applications for our alloys; competition with suppliers of incumbent materials; the development of new materials that render our alloys obsolete; the ability to manage our anticipated growth; our limited direct experience in manufacturing bulk alloy products; scaling-up our manufacturing facilities; protecting our intellectual property; problems associated with manufacturing and selling our alloys outside of the United States; a potentially long development and/or sales cycle associated with our products; the fact that future advances in materials science could render our alloys obsolete; additional funding may be required to grow our business but may not be available on acceptable terms; and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

      The historical operating information for fiscal year 2001 contained in this section is based substantially on our coatings business, which is a diminishing percentage of our business. We recently began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. We have been focusing our initial commercialization efforts for bulk Liquidmetal alloys primarily on applications for products with high unit volumes that are sold in major industries. We expect that these new sources of revenues will continue to significantly change the size and character of our revenue mix.

      The cost of sales for our Liquidmetal coatings consists primarily of the costs incurred in outsourcing our manufacturing to a third party. We expect that our cost of sales will increase significantly from historical results as we further develop our bulk Liquidmetal alloy business. Although we plan to continue outsourcing the manufacturing of our coatings, we intend to internally manufacture products derived from our bulk Liquidmetal alloys. By manufacturing our products in our own facilities with our own equipment, we expect to reduce processing costs, protect know-how, and achieve efficiencies in ways that could not be achieved from the third party manufacture of bulk Liquidmetal alloy products. However, we expect to incur substantial capital expenses as we establish our manufacturing capabilities.

      Selling, general, and administrative expenses currently consist primarily of marketing and advertising, salaries and related benefits, stock-based compensation, professional fees, administrative expenses, and other expenses related to our operations. While many of these same expenses will continue, we expect that the amounts incurred for these expenses will increase significantly in support of the expanding operations, facilities, and applications offered. For example, we intend to hire additional personnel for the sales and marketing of new applications.

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

RESULTS OF OPERATIONS

    Comparison of the three months ended September 30, 2002 and 2001

     Revenues. Revenues increased to $3.7 million in the three months ended September 30, 2002 from $1.1 million in the three months ended September 30, 2001. This increase was due to increased revenue recognized from the delivery of our first production products manufactured from our bulk Liquidmetal alloy, furnace equipment sales, revenues from research and development contracts with the Department of Defense related to our bulk Liquidmetal alloys and revenues from the prototyping of bulk Liquidmetal alloy parts for customers. Revenue also increased from sales of our Liquidmetal alloy coatings to the hard-faced coatings industry resulting from increased marketing efforts. Revenues from the sale of products manufactured from our bulk Liquidmetal alloy increased $0.7 million, revenues from furnace equipment sales increased $1.0 million, revenues from research and development contracts with the Department of Defense increased $0.3 million, and revenue from prototyping of bulk Liquidmetal alloy parts increased $0.4 million in the three months ended September 30, 2002 from $0.0, $0.0, $0.1, and $0.0 million, respectively, in the three months ended September 30, 2001. Revenue from the sale of Liquidmetal coatings products increased by $0.2 million over the same period last year.

     Cost of Sales. Cost of sales increased to $2.5 million, or 69% of revenue, in the three months ended September 30, 2002 from $0.5 million, or 49% of revenue, in the three months ended September 30, 2001. This increase was primarily a result of costs to manufacture products made from our bulk Liquidmetal alloy and the costs of furnace equipment sold in the three months ended September 30, 2002. The increase in cost of sales as a percentage of revenue was the result of increased sales of products made from our bulk Liquidmetal alloys, which carry a higher materials cost than our historical coatings business and the costs to manufacture the furnace equipment sold in the three months ended September 30, 2002.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $3.9 million, or 107% of revenue, in the three months ended September 30, 2002, from $1.1 million, or 97% of revenue, in the three months ended September 30, 2001. This increase was primarily a result of increased wages of $1.1 million, increased professional fees, consultant fees, and contract services of $0.7 million, increased property rent of $0.3 million, increased insurance expenses of $0.2 million, and increased travel expenses of $0.2 million. These and other increases in selling, general and administrative expenses represent the continued additions to our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

      Research and Development Expenses. Research and development expenses increased to $2.7 million, or 73% of revenue, in the three months ended September 30, 2002 from $0.4 million, or 33% of revenue, in the three months ended September 30, 2001. This increase was partially a result of expenses related to the continued research and development of new Liquidmetal alloys and related processing capabilities, including the hiring of additional research employees, developing new manufacturing techniques, and contracting with consultants to advance the development of Liquidmetal alloys. Specifically, salaries and wages increased $1.0 million, professional fees, consultant fees, and contract services increased $0.9 million, and travel-related expenses increased $0.1 million. These and other increases in research and development expenses represent the continued additions to our research and development efforts to create new alloy compositions and new processing techniques.

      Interest (Expense) Income, Net. Interest income, net, increased to $0.3 million, or 8% of revenue, in the three months ended September 30, 2002 from an interest expense, net, of $0.3 million, or 26% of revenue, in the three months ended September 30, 2001. This increase was primarily due to the discontinuance of amortization of the fair value of warrants granted in connection with subordinated promissory notes issued in February 2001. These subordinated promissory notes were paid in the second quarter of 2002, requiring the unamortized fair value of the warrants granted in connection with these subordinated promissory notes to be expensed at the time of payment. Also in the three months ended September 30, 2002, we earned $0.3 million in interest income from the investment of the net proceeds of our initial public offering.

    Comparison of the nine months ended September 30, 2002 and 2001

      Revenues. Revenues increased to $7.3 million in the nine months ended September 30, 2002 from $3.0 million in the nine months ended September 30, 2001. This increase was primarily due to increased sales of our Liquidmetal alloy coatings to the hard-faced coatings industry resulting from increased marketing efforts. Additionally, revenues derived from furnace equipment sales, revenue from research and development contracts with the Department of Defense related to our bulk Liquidmetal alloys, and revenues recognized from the delivery of our first production products manufactured from our bulk Liquidmetal alloy. Revenues from the sales of Liquidmetal coatings products increased $1.0 million. Additionally, revenues of furnace equipment increased $1.0 million, revenues from our research and development contracts with the Department of Defense increased $0.8 million, and revenues from the production of parts made of our bulk Liquidmetal alloy increased $0.7 million. The balance of the increase in revenue was attributable to $0.6 million from the prototyping of parts as well as other development contracts of $0.2 million related to the research and development of new products for our customers.

      Cost of Sales. Cost of sales increased to $4.4 million, or 60% of revenue, in the nine months ended September 30, 2002 from $1.5 million, or 51% of revenue, in the nine months ended September 30, 2001. This increase was primarily a result of costs to manufacture products made from our bulk Liquidmetal alloy and the costs of furnace equipment sold in the nine months ended September 30, 2002. The increase in cost of sales as a percentage of revenue was the result of increased costs required to manufacture products made from our bulk Liquidmetal alloys and the costs to manufacture the furnace equipment sold in the nine months ended September 30, 2002.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $9.0 million, or 124% of revenue, in the nine months ended September 30, 2002 from $2.1 million, or 71% of revenue, in the nine months ended September 30, 2001. This increase was primarily a result of increased wages of $3.2 million, increased professional fees, consultant fees, and contract services of $1.3 million, increased travel expenses of $0.6 million, increased property rent of $0.6 million, increased insurance expenses of $0.3 million, and $0.1 of stock compensation expense incurred in the nine months ended September 30, 2002. These and other increases in selling, general and administrative expenses represent the continued additions to our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

      Research and Development Expenses. Research and development expenses increased to $7.0 million, or 97% of revenue, in the nine months ended September 30, 2002 from $0.9 million, or 29% of revenue, in the nine months ended September 30, 2001. This increase was partially a result of expenses related to the continued research and development of new Liquidmetal alloys and related processing capabilities, including the hiring of additional research employees, developing new manufacturing techniques, and contracting with consultants to advance the development of Liquidmetal alloys. Salaries and wages increased $1.8 million, professional fees, consultant fees, and contract services increased $1.1 million, laboratory and prototyping expenses increased $0.7 million, and travel related expenses increased $0.4 million. The increase in research and development expenses in the nine months ended September 30, 2002 also included $0.2 million in accelerated depreciation attributable to the acceleration of the estimated useful lives of certain capitalized research and development equipment and $1.4 million of stock-based compensation expense primarily triggered by modifications made to accelerate the remaining vesting periods of stock options in connection with the hiring of certain consultants as employees in March 2002.

      Interest (Expense) Income, Net. Interest expense, net was at $0.7 million, or 10% of revenue, in the nine months ended September 30, 2002 and was $0.7 million, or 26% of revenue, in the nine months ended September 30, 2001. The interest expense, net was primarily due to the amortization of the fair value of warrants granted in connection with subordinated promissory notes we issued in February 2001. In the nine months ended September 30, 2002, these subordinated promissory notes were paid, requiring the unamortized fair value of the warrants granted in connection with these subordinated promissory notes to be expensed fully in the nine months ended September 30, 2002 in an amount totaling $0.5 million. Also in the nine months ended September 30, 2002, we earned $0.4 million in interest income from the investment of the net proceeds of our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

      Our operating activities, including our discontinued retail golf operations, used cash of $14.6 million for the nine months ended September 30, 2002 and used cash of $9.1 million for the nine months ended September 30, 2001. Cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from net cash used by discontinued operations of $2.3 million and net cash used by continuing operations of $12.4 million. Cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from net cash used by discontinued operations of $7.8 million and net cash used by continuing operations of $1.3 million. We have working capital of $40.3 million as of September 30, 2002. Cash used by continuing operations in the nine months ended September 30, 2002 resulted primarily from operating losses of continuing operations.

     Our investing activities used cash of $14.5 million for the nine months ended September 30, 2002 primarily for the acquisition of machinery and equipment and for the construction and development of our South Korean manufacturing facility totaling $12.6 million. Included in the investing activities for the nine months ended September 30, 2002 was the investment of $2.0 million in the common stock of Growell Metals, Inc., (“Growell”), a South Korean metals processing company. We intend to source some of the production of our Liquidmetal alloy ingots through Growell to increase the supply and availability of our Liquidmetal alloy ingots for use in our manufacturing process in Korea. Also included in the investing activities for the nine months ended September 30, 2002 was the investment of $0.3 million, resulting in $0.1 million increase, net of cash received, in Chusik Hoesa Dongyang Yudoro (“Dongyang”), a South Korean company, whereby we acquired 51% of the outstanding stock of Dongyang. Dongyang manufactures furnace equipment critical to the manufacturing of our bulk Liquidmetal alloys. The acquisition of a controlling interest in Dongyang allows us to better control the manufacturing equipment supply chain relating to the manufacture of our bulk Liquidmetal alloys. We also invested $0.1 million in patents and trademarks related to our Liquidmetal alloys during the nine months ended September 30, 2002. Investing activities used cash of $0.5 million for the nine months ended September 30, 2001 primarily from the acquisition of furniture and equipment.

      Our financing activities provided $67.3 million in cash for the nine months ended September 30, 2002 and primarily included $70.7 million, net of transaction costs paid, received from our initial public offering. Included in the financing activities is $3.5 million of cash borrowed through the issuance of debt prior to the initial public offering and $7.4 million used to repay all of the outstanding debt obligations of our Company. Also received in the nine months ended September

30, 2002 was $0.5 million from the exercise of stock options. Financing activities provided $11.2 million in cash for the nine months ended September 30, 2001. This amount includes $3.5 million from the sale of shares of our common stock, $2.5 million from the sale of convertible preferred stock, $2.4 million from exercises of options to purchase shares of our common stock, and $3.0 million from the issuance of promissory notes.

     We currently anticipate significant capital expenditures for at least the next 12 months, primarily for the completion of manufacturing facilities and purchase of manufacturing equipment. In addition to our first leased manufacturing facility in Incheon, South Korea, we have a plant in Pyoungtaek, South Korea, which is approximately 13,000 square feet in size. This plant is immediately adjacent to a larger 153,000 square foot plant that was recently constructed and is currently being equipped. We also currently intend to build-out our leased facility in Pinellas County, Florida to provide research, development, and testing capabilities, as well as possible prototype manufacturing capabilities. We anticipate that our capital expenditures will be approximately $10 to $15 million over the next three months, and approximately $10 to $15 million in 2003 for the completion and equipping of our manufacturing facilities and for the acquisition of furniture, fixtures, and other business equipment. This amount is subject to change, however, depending upon the nature and the amount of the orders that we actually receive from customers.

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

     We intend to continue to develop our manufacturing resources and capabilities. Additionally, we anticipate significant growth in our working capital requirements from our expanding bulk Liquidmetal alloy business. However, the amount of these requirements will depend on the nature and amount of orders we receive for the purchase of our bulk Liquidmetal alloy products. We believe the net proceeds received from our initial public offering, together with anticipated cash flow from our operations, will be sufficient to fund our long-term liquidity requirements. We may, however, need to raise additional funds through private or public debt or equity financings, although there is no guarantee that additional capital will be available or, if available, will be on terms acceptable to us.

      We are a party to a distribution agreement whereby we granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid us a $1.0 million distribution fee as part of this distribution agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. None of the distribution fee has been refunded, and we do not believe the third party is entitled to a refund.

USE OF PROCEEDS

     Pursuant to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 28, 2002 (Registration No. 333-73716), the Company closed an initial public offering of 5,000,000 shares of common stock on May 21, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an overallotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated aggregate cash proceeds for the Company during the second quarter 2002 of $78.4 million. The net proceeds were $70.7 million after deducting underwriting commissions of $5.5 million and other transaction fees of $2.2 million. The managing underwriters for the Offering were Merrill Lynch & Co., UBS Warburg and Robert W. Baird & Co.

     As of September 30, 2002, the Company has used approximately $7.8 million of its net proceeds from the Offering to repay all of its outstanding promissory notes and accrued interest. Additionally, the Company used $5.9 million to partially fund the construction of our manufacturing facilities in South Korea and $5.0 million to purchase equipment used to manufacture Liquidmetal parts, and $0.3 million was used to purchase the 51% interest in Dongyang. During the third quarter of 2002, the Company used $2.0 million to invest in the common stock of Growell, who will supply a portion of the Liquidmetal alloy ingots used in our manufacturing process in Korea.

As of September 30, 2002, the Company used approximately $9.2 million of the net proceeds for working capital, excluding $1.1 million paid to Paul Azinger for amounts due under the terms of his endorsement agreement. We have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities. We intend to use the remaining net proceeds of the offering for the completion of our manufacturing facility in South Korea, the purchase of additional equipment used to manufacture Liquidmetal parts, and working capital purposes. Additionally, management may determine to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future with proceeds from the Offering, although there are no assurances that we will be able to successfully identify or consummate any such acquisitions.

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

      We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	We have accounted for our retail golf business as a discontinued operation. In calculating the loss on disposal of our retail golf business, we made certain estimates with regard to the valuation of the assets and liabilities of the retail golf business. Estimates were made for the collectability of accounts receivables, the liquidation value of inventories, the liquidation of certain other operating assets, and the estimated future losses of the retail golf business through the disposal date of April 30, 2002. Also included in the loss on disposal is our estimate of stock option compensation expense attributable to an endorsement contract. The estimated stock option expense is based in part on an estimated future common stock price. If the market price of our common stock fluctuates from our estimate over the remaining life of the endorsement contract, the estimated stock option expense may be subject to significant volatility. To the degree actual results vary from any of these estimates or management adjusts the estimates, the loss on disposal of discontinued operations may increase or decrease and cash received from the liquidation for these assets may not meet our estimates. During the nine months ended September 30, 2002, the Company recorded a $3.0 million reduction to the estimated loss on disposal of the discontinued retail golf segment due to a change in the estimated stock option value attributable to options granted pursuant to an endorsement agreement. The change in the estimated stock option value was due to a change in the market price of the underlying common stock.

•	We have recorded stock-based compensation expense related to the issuance of stock options to non-employees. To the extent that these non-employees have not completed the services required to earn the options, we are required to value these option grants based on their fair market value, which is based in part on the underlying market price of our common stock at the time the financial statements are presented. If the market price of our common stock increases over the period in which the non-employees earn the stock option awards, the expense attributable to these stock options increases and is charged against income. Due to the number of options issued to non-employees, material amounts could be charged against earnings and could cause significant volatility in future earnings if the market price of our common stock increases.

•	Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consideration. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated foreign exchange translation in

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that limited-life intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal year 2002. The adoption of SFAS No. 141 and 142 did not have a material impact on the Company’s financial statements.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial statements.

     Issued in October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In 2002, the Company adopted SFAS No. 144 which did not result in a material impact to the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are required to be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 are required to be applied to transactions occurring after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item is required to be reclassified. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company elected to early adopt SFAS No. 145 during the second quarter of 2002. The effect of adopting SFAS No. 145 was to increase interest expense by $0.5 million, increase net loss from continuing operations by $0.5 million, and to increase basic and diluted loss from continuing operations per share by $0.01.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of this SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 of SFAS No. 147 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 of SFAS No. 147 are effective on October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material impact on the Company’s financial statements.

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

     A company partially owned and managed by an employee of the Company purchased primarily work-in-process inventory and equipment in the discontinued retail golf segment in the amount of $250,000 in March, 2002. Of this amount, $50,000 remained receivable from the employee at March 31, 2002. The proceeds from the transaction were considered in determining the net realizable value of the inventory of the discontinued retail golf segment. During the second quarter of 2002, both parties agreed to partially rescind the transaction. The effect of this rescission is included as an increase of $200,000 to the loss on disposal of the discontinued retail golf segment as of September 30, 2002.

     We are currently a party to a consulting agreement with a company that is owned by a director and former executive officer of the Company. This agreement provides for the payment by the Company of consulting fees of $50,000 per year through December 31, 2005. Additionally, a company managed and partially owned by one of our directors provides technical support services and computer equipment to the Company. During the nine months ended September 30, 2002, the Company had incurred $102,000 of expenses and equipment purchases related to this arrangement. As of September 30, 2002, the Company had an outstanding payable related to these transactions of $65,000.

     Consistent with our strategy of pursuing strategic transactions and relationships, on July 29, 2002, we invested $2 million in Growell, a South Korean metals processing company. This investment took the form of a purchase of Growell’s common stock directly from Growell, which is a public company whose common stock is traded on South Korea’s KOSDAQ stock market. We acquired approximately 5% of Growell’s outstanding common stock in this transaction. The specific purpose of this investment was to increase the supply and availability of Liquidmetal alloy ingots for use in our manufacturing process in Korea. Prior to our investment in Growell, we engaged Growell to produce and sell to us Liquidmetal alloy ingots that will be used to produce products and components in our South Korean manufacturing facilities. Growell will supply a portion of the ingots to be used in our manufacturing operations, and our investment in Growell will assist Growell in developing the capabilities to meet our expected demand. Growell holds 92,167 shares (or approximately 0.002%) of the outstanding common stock of our Company. None of our executive officers or directors holds any shares of Growell.

     During the second quarter of 2002, the Company sold a machine to Growell for $269,000 to be used in the production of Liquidmetal alloy ingots to be purchased by the Company. Additionally, during the three months and nine months ended September 30, 2002, the Company sold $872,000 of furnace equipment to Growell to produce the Liquidmetal alloy ingots for the Company. The profit on these sales, $111,000, was deferred and will be amortized against cost of sales over the remaining term of the technology transfer agreement between Growell and the Company. During the three and nine months ended September 30, 2002, the Company purchased approximately $410,000 of Liquidmetal alloy ingots from Growell.

     We also expect that affiliates of Growell could be valuable customers of Liquidmetal alloy finished goods. In particular, during the three months ended September 30, 2002, Growell Telecom, Inc. (“Growell Telecom”) a South Korean public company and an affiliate of Growell Metal, purchased $724,000 of casing components for a combination MP3/CD player and tooling. During the second quarter of 2002, the Company provided to Growell Telecom technical support services for $37,000. As of September 30, 2002, the total receivable from Growell and entities related to Growell was approximately $1.6 million.

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

     Interest Rates. We are exposed to market risks relating to changes in interest rates. Some of the proceeds of our initial public offering are invested in short-term, interest-bearing, investment grade securities. The value of these securities will be subject to interest rate risk and could fall in value if interest rates rise.

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

Item 4 – Controls and Procedures

Within the 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this quarterly report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II
OTHER INFORMATION

Item 2 – Change in Securities and Use of Proceeds.

     Pursuant to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002 (Registration No. 333-73716), the Company closed an initial public offering of 5,000,000 shares of common stock on May 28, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an overallotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated aggregate cash proceeds for the Company during the second quarter 2002 of $78.4 million. The net proceeds were $70.7 million after deducting underwriting commissions of $5.5 million and other transaction fees of $2.2 million. The managing underwriters for the Offering were Merrill Lynch & Co., UBS Warburg and Robert W. Baird & Co.

     As of September 30, 2002, the Company has used approximately $7.8 million of its net proceeds from the Offering to repay all of its outstanding promissory notes and accrued interest. Additionally, the Company used $5.9 million to partially fund the construction of our manufacturing facilities in South Korea and $5.0 million to purchase equipment used to manufacture Liquidmetal parts, and $0.3 million was used to purchase the 51% interest in Dongyang. During the third quarter of 2002, the Company used $2.0 million to invest in the common stock of Growell, who will supply a portion of the Liquidmetal alloy ingots used in to our manufacturing process in Korea. As of September 30, 2002, the Company used approximately $9.2 million of the net proceeds for working capital, excluding $1.1 million paid to Paul Azinger for amounts due under the terms of his endorsement agreement. We have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities. We intend to use the remaining net proceeds of the offering for the completion of our manufacturing facility in South Korea, the purchase of additional equipment used to manufacture Liquidmetal parts, and working capital purposes. Additionally, management may determine to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future with proceeds from the Offering, although there are no assurances that we will be able to successfully identify or consummate any such acquisitions.

Item 6 – Exhibits and Reports on Form 8-K.

(a)     Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number	Description of Document

99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350.

99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350.

(b)     Reports on Form 8-K

           The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	LIQUIDMETAL TECHNOLOGIES (Registrant) /s/ John Kang

John Kang President & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	/s/ Brian McDougall

Brian McDougall Executive Vice President & Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, John Kang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Liquidmetal Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ John Kang

John Kang President & Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Brian McDougall, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Liquidmetal Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Brian McDougall

Brian McDougall Executive Vice President & Chief Financial Officer (Principal Financial Officer)