Form 10-Q
period 2003-03-31
LIQUIDMETAL TECHNOLOGIES
filed 2003-05-15
CIK 1141240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 14, 2003, there were 41,588,652 shares of the registrant’s common stock, no par value, outstanding.

PART I
Item 1 – Financial Statements and Independent Accountants’ Report
Condensed Consolidated Balance Sheets (unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Independent Accountants’ Report
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

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,472	$26,003
Marketable securities held-for-sale	1,927	3,068
Trade receivables, net	8,134	6,404
Inventories	3,556	2,506
Prepaid expenses and other current assets	1,101	2,142

Total current assets	33,190	40,123
PROPERTY, PLANT AND EQUIPMENT, NET	22,374	23,505
GOODWILL	184	184
OTHER INTANGIBLE ASSETS, NET	855	785
OTHER ASSETS	469	408

Total assets	$57,072	$65,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,932	$11,174
Net liabilities of discontinued operations	138	1,148
Deferred revenue	984	1,397
Other liabilities, current portion	20	19

Total current liabilities	8,074	13,738
LONG-TERM NOTE PAYABLE	5,175	74
OTHER LONG-TERM LIABILITIES, NET OF CURRENT PORTION	69	—

Total liabilities	13,318	13,812

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	28	21

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 200,000,000 shares authorized and 41,572,523 issued and outstanding at March 31, 2003 and 41,009,245 issued and outstanding at December 31, 2002	106,954	106,554
Paid in capital	20,326	20,326
Unamortized stock-based compensation	(437)	(480)
Accumulated deficit	(82,748)	(76,940)
Accumulated comprehensive (loss) income	(369)	1,712

Total shareholders’ equity	43,726	51,172

Total liabilities and shareholders’ equity	$57,072	$65,005

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

REVENUE	$6,559	$1,463
COST OF SALES	3,883	682

Gross Profit	2,676	781

OPERATING EXPENSES:
Selling, general, and administrative	4,507	2,269
Research and development	4,038	2,696

Total expenses	8,545	4,965

LOSS BEFORE INTEREST EXPENSE AND INCOME,
MINORITY INTEREST AND DISCONTINUED
OPERATIONS	(5,869)	(4,184)
Interest expense	(63)	(312)
Interest income	131	—

LOSS BEFORE MINORITY INTEREST AND
DISCONTINUED OPERATIONS	(5,801)	(4,496)
Minority interest in income of consolidated subsidiary	(7)	—

LOSS FROM CONTINUING OPERATIONS	(5,808)	(4,496)
DISCONTINUED OPERATIONS:
Gain (loss) from disposal of discontinued retail golf segment, net	—	(530)

NET LOSS	(5,808)	(5,026)
OTHER COMPREHENSIVE LOSS:
Foreign exchange translation loss	(940)	(124)
Unrealized loss on marketable securities held-for-sale	(1,141)	—

COMPREHENSIVE LOSS	$(7,889)	$(5,150)

PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.14)	$(0.13)

Income (loss) from discontinued operations	$0.00	$(0.02)

Net loss	$(0.14)	$(0.14)

     See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2003
(in thousands, except per share data)
(unaudited)

				Unamortized		Accumu-
				Stock-option		lated
				Based	Accumu-	Compre-
	Common	Common	Paid in	Compen-	lated	hensive
	Shares	Stock	Capital	sation	Deficit	Income (Loss)	Total

Balance, December 31, 2002	41,009,245	$106,554	$20,326	$(480)	$(76,940)	$1,712	$51,172
Stock options exercised	657,036	1,053	—	—	—	—	1,053
Repurchase of shares	(93,758)	(653)	—	—	—	—	(653)
Stock option-based compensation amortization	—	—	—	43	—	—	43
Foreign exchange translation loss	—	—	—	—	—	(940)	(940)
Unrealized loss on marketable securities	—	—	—	—	—	(1,141)	(1,141)
Net loss	—	—	—	—	(5,808)	—	(5,808)

Balance, March 31, 2003	41,572,523	$106,954	$20,326	$(437)	$(82,748)	$(369)	$43,726

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(5,808)	$(5,026)
Gain from operations and (gain) loss on disposition of discontinued operations	—	530

Loss from continuing operations	(5,808)	(4,496)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Minority interest in income of consolidated subsidiary	7	—
Depreciation and amortization	990	323
Amortization of debt discount	—	228
Stock-based compensation	43	1,507
Bad debt expense	94	30
Warranty expense	367	—
Changes in operating assets and liabilities:
Accounts receivable	(1,824)	(217)
Inventories	(117)	156
Prepaid expenses and other current assets	1,041	(175)
Other assets	(61)	—
Accounts payable and accrued expenses	(5,012)	572
Unearned revenue	(413)	—
Other liabilities	(2)	(54)

Net cash used by continuing operations	(10,695)	(2,126)
Net cash used by discontinued operations	(1,010)	(1,242)

Net cash used by operating activities	(11,705)	(3,368)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,684)	(385)
Investment in patents and trademarks	(90)	(14)

Net cash used by investing activities	(1,774)	(399)

FINANCING ACTIVITIES:
Proceeds from borrowings	5,488	2,000
Repayment of other liabilities	(2)	—
Stock options exercised	803	435

Net cash provided by financing activities	6,289	2,435

EFFECT OF FOREIGN EXCHANGE TRANSLATION	(341)	(26)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,531)	(1,358)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,003	2,230

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,472	$872

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$34	$—

Taxes paid	$57	$—

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(in thousands, except per share data)
(unaudited)

     During the three months ended March 31, 2003, the Company reclassified $933 of machines from property, plant and equipment to inventory because the machines were sold in 2003.

     During the three months ended March 31, 2003, the change in the foreign exchange between the U.S. Dollar and the South Korean Won resulted in a $313 gain related to the note payable and $912 loss related to property, plant and equipment, including $39 related to accumulated depreciation.

     During the three months ended March 31, 2003, an option holder surrendered 93,758 share of the Company’s common stock in-lieu of cash payment for the option exercise price of $250 and income taxes payable by the option holder of $403. The common shares received in lieu of cash payment were immediately canceled upon receipt of the shares by the Company.

     During the three months ended March 31, 2002, the Company incurred $207 of costs related to its initial public offering that had not been paid as of March 31, 2002.

     During the three months ended March 31, 2002, the Company recorded a net addition to shareholders’ equity of $1,156 comprised of stock-based compensation in the discontinued retail golf operations. Additionally, there was a $98 foreign exchange loss effect in the discontinued retail golf operations.

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
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

     The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include market opportunities to manufacture and sell components for electronic devices, medical devices, sporting goods, tooling and prototype sampling, and metals processing equipment. In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications.

2.      Basis of Presentation and Recent Accounting Pronouncements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

     Stock-based compensation. The Company applies Accounting Principles Board (“APB”) Opinion No. 25 for options when the exercise price of options granted to employees is less then the fair value of the underlying stock on the date of grant. The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123 for options granted to nonemployees who perform services for the Company.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

     Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

	For the Three Months
	Ended March 31,

	2003	2002

Loss from continuing operations:
As reported	$(5,808)	$(4,496)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	27	103
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(596)	(1,613)

Proforma loss from continuing operations	$(6,377)	$(6,006)

Basic and diluted loss per share from continuing operations:
As reported	$(0.14)	$(0.13)
Pro forma	(0.15)	(0.17)

     New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure was issued by the FASB. This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”). Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded as fair value in contrast to FASB No. 5, which requires recording a liability when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 31, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 30, 2002. The adoption of Interpretation 45 did not have a material impact on the Company’s financial statements.

3.     Trade receivables

Trade receivables from continuing operations were comprised of the following:

	March 31,	December 31,
	2003	2002

Accounts receivable	$8,514	$6,681
Less: Allowance for doubtful accounts	(380)	(277)

Account receivable, net	$8,134	$6,404

4.     Inventories

     Inventories from continuing operations were comprised of the following:

	March 31,	December 31,
	2003	2002

Raw materials	$1,635	$1,585
Work in process	1,382	592
Finished goods	539	329

Total inventories	$3,556	$2,506

     5.     Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2003	2002

Machinery and equipment	$11,368	$11,002
Office and computer equipment, software, furnishings, and improvements	2,746	2,465
Buildings	10,587	11,084
Construction in process of machinery and equipment and plant	53	403

Total	24,754	24,954
Accumulated depreciation	(2,380)	(1,449)

Total property, plant and equipment, net	$22,374	$23,505

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

     Depreciation expense was approximately $970 and $304 for the three months ended March 31, 2003 and 2002.

6.     Intangible Assets

     Intangible assets consisted of the following:

	March 31,	December 31,
	2003	2002

Purchased and licensed patent rights	$481	$458
Internally developed patents	679	622
Trademarks	66	56

Total	1,226	1,136
Accumulated amortization	(371)	(351)

Total intangible assets, net	$855	$785

     Amortization expense was approximately $20 and $19 for the three months ended March 31, 2003 and 2002. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense

2004	$78
2005	75
2006	74
2007	74
2008	74

7.     Product Warranty

     Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period. During the three months ended March 31, 2003, the Company recorded $367 of warranty expense. The product warranty accrual balance was included in accounts payable and accrued expenses at December 31, 2002.

8.     Note Payable

     On February 4, 2003, Liquidmetal Korea received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea, as evidenced by a note payable to Kookmin Bank. The principal and interest under this note is payable in equal monthly installments beginning eighteen months from the origination date until the maturity date on December 20, 2007. During the first eighteen months from the origination date, interest is payable on a monthly basis. The note payable bears interest at an annual rate of 7.1%. In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed. Since this note payable is denominated in South Korea Won, the balance will fluctuate with the exchange rate between the U.S. Dollar and the South Korean Won, resulting in the recognition of foreign exchange gains or losses which are included in other comprehensive loss. At March 31, 2003, the balance was $5,175 resulting in the recognition of a foreign exchange gain of $313 which is included in the net foreign exchange loss of $940 in other comprehensive loss during the three months ended March 31, 2003.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

9.     Discontinued Operations

     On April 30, 2002, management terminated the operations of the retail golf segment by means of completing the liquidation of substantially all of the retail golf assets and liabilities. The disposition of the retail golf operations represented the disposal of a business segment. Accordingly, the accompanying condensed consolidated financial statements reflect the retail golf segment as a discontinued operation for all periods presented.

     During the three months ended March 31, 2003, there was no change in the estimate of expenses associated with the disposal of the discontinued retail golf operations. During the three months ended March 31, 2002, the Company recorded a net increase in the loss on disposal of $530, which was comprised of $628 due to changes in the estimated operating losses offset by $98 from the reversal of the accumulated foreign exchange gains after the liquidation of Liquidmetal Golf (Europe) Limited. The $628 of operating losses was comprised of $40 net reduction to accrued expenses, $368 related to inventory adjustments and $300 due to a change in accrued warranty expenses.

     At March 31, 2003, the net liabilities of the discontinued operations consisted entirely of current liabilities. There were no assets associated with discontinued retail golf operations at March 31, 2003.

10.     Stock Compensation Plan

     On April 4, 2002, the Company’s shareholders and board of directors adopted the 2002 Incentive Equity Plan (“2002 Equity Plan”). The 2002 Equity Plan authorizes for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights, with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan. As of March 31, 2003, there are 357,420 options outstanding under the 2002 Equity Plan. The stock options are exercisable over a period determined by the Board of Directors or the Compensation Committee, but no longer than 10 years.

     Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, the Company’s board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the plan. No additional options may be granted under the 1996 Company Plan. As of March 31, 2003, there were 4,075,894 options outstanding under the 1996 Company Plan.

     On April 4, 2002, the Company’s shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There are 270,000 options outstanding under the 2002 Equity Plan as of March 31, 2003.

     Additionally, the Company has 2,221,508 options outstanding at March 31, 2003 which were granted outside the 1996 Company Plan, 2002 Equity Plan and 2002 Director Plan.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2003 and 2002, respectively: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.9% to 3.8%.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

     The following table summarizes the Company’s stock option transactions for the three months ended March 31, 2003:

		Weighted
	Number of	Average
	Shares	Price

Options outstanding at December 31, 2002	8,182,348	$5.37
Granted	133,065	9.89
Exercised	(657,036)	1.60
Forfeited	(733,555)	2.15

Options outstanding at March 31, 2003	6,924,822	$6.16

     The following table summarizes the Company’s stock option transactions for the three months ended March 31, 2002:

		Weighted
	Number of	Average
	Shares	Price

Options outstanding at December 31, 2001	8,166,703	$4.53
Granted	120,974	15.87
Exercised	(251,614)	1.73
Forfeited	—	—

Options outstanding at March 31, 2002	8,036,063	$4.78

     The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002, was $7.63 and $12.25, respectively. There were 3,908,940 options with a weighted average exercise price of $4.69 exercisable at March 31, 2003 and 3,792,078 options with a weighted average exercise price of $3.79 exercisable at March 31, 2002.

     Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the measurement date (“in-the-money”). In-the-money options of 569,249 with a weighted average fair value of $4.67 were outstanding at March 31, 2003 and 1,246,670 options with a weighted average fair value of $4.56 were outstanding at March 31, 2002.

     The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of March 31, 2003:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted	Number of	Weighted
Range of	Number of options	Remaining Contract	Average	Options	Average
Option Price	Outstanding	Life (Years)	Option Price	Exercisable	Option Price

$0.00 - $1.55	376,345	7.8	$1.16	376,345	$1.16
$1.56 - $3.10	543,098	6.0	2.54	526,968	2.54
$3.11 - $4.65	2,261,299	7.8	4.65	1,956,131	4.65
$4.66 - $6.20	2,691,294	8.1	6.20	899,250	6.20
$6.21 - $7.75	7,540	9.5	7.44	—	—
$7.76 - $9.30	28,541	8.9	9.06	3,226	9.30
$9.31 - $10.85	233,065	9.7	10.35	—	—
$10.86 - $12.40	339,877	8.4	12.40	133,151	12.40
$12.41 - $15.50	443,763	9.0	15.04	13,869	15.00

	6,924,822	8.0	$6.16	3,908,940	$4.69

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

11.     Segment Reporting and Major Customers

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments. In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment. Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities. Bulk Liquidmetal alloys products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment. Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment. The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

     Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

			Segment
	Coatings	Bulk Alloy	Totals

Three months ended March 31, 2003:
Revenue to external customers	$772	$5,787	$6,559
Gross profit (loss)	379	2,297	2,676
Income (loss) before minority interest, interest expense and discontinued operations	(126)	(2,443)	(2,569)
Total identifiable assets at end of period	1,621	33,478	35,099
Three months ended March 31, 2002:
Revenue to external customers	$1,292	$171	$1,463
Gross profit (loss)	612	169	781
Income (loss) before minority interest, interest expense and discontinued operations	463	(2,955)	(2,492)

     Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months
	Ended March 31,

	2003	2002

Total segment loss before minority interest, interest expense and discontinued operations	$(2,569)	$(2,492)
General and administrative expenses	(3,300)	(1,692)

Consolidated loss before interest expense, minority interest and discontinued operations	(5,869)	(4,184)
Interest expense	(63)	(312)
Interest income	131	—
Minority interest in income of consolidated subsidiary	(7)	—
Gain from disposal of discontinued retail golf segment, net	—	530

CONSOLIDATED NET LOSS	$(5,808)	$(5,026)

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

     Excluded general and administrative expenses are attributable to the Company’s corporate headquarters. These expenses primarily include corporate salaries, consulting, professional fees and facility costs. Research and development expenses are included in the operating costs of the segment that performed the research and development.

     Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

March 31,
2003

Total segment assets	$35,099
Cash and cash equivalents	16,760
Marketable securities held-for-sale	1,927
Prepaid expenses and other current assets	592
Other property, plant and equipment	1,781
Intangibles, net	855
Other assets	58

Total consolidated assets	$57,072

     Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company’s cash balances, primarily generated from the Company’s stock offering and proceeds from the Kookmin loan (See note 8).

12.     Income Taxes

     The provision for income tax benefit (expense) for the three months ended March 31, 2002 and 2002, respectively, is calculated, when applicable, through the use of an estimated annual income tax rate based on projected annualized income (loss). The Company estimated an effective tax rate of 0% during the three months ended March 31, 2003 and 2002, respectively, based on the Company’s reported losses.

13.     Income (Loss) Per Common Share

     Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

	Three Months
	Ended March 31,

	2003	2002

Weighted average basic shares	41,229,476	35,079,644
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—

Diluted shares	41,229,476	35,079,644

     The effect of outstanding options and warrants to purchase common stock was excluded in the periods presented because the inclusion would have been antidilutive.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

14.     Commitments

     The Company is a party to a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $830 has not been refunded as of March 31, 2003. On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commissions paid and $350 will be paid by April 30, 2006 thereby guaranteeing the third party a $350 minimum payment during the term of the agreement. The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement.

     On December 20, 2002, the Company entered into an agreement with a third-party supplier to purchase raw materials for a total of $3,488 during 2003.

     The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceedings to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

15.     Related Party Transactions

     On July 29, 2002, the Company invested $2,000 in Growell Metal, Inc. (“Growell Metal”), a metals processing company located in South Korea and publicly traded on South Korea’s KOSDAQ stock market. The Company acquired 891,100 shares (or approximately 5%) of Growell Metal’s outstanding common stock in this transaction. During the fourth quarter of 2002, Growell Metal’s spin-off of its electronics division resulted in the creation of a new company named Growell Electronics Inc (“Growell Electronics”). As a result of the spin-off, 30% of the Company’s 891,100 common shares of Growell Metal were exchanged for an equal number of shares in the common stock of Growell Electronics. During the year ended December 31, 2002, the Company sold its shares in Growell Electronics for approximately $1,432, resulting in a realized gain of $832. For the three months ended March 31, 2003, the change in fair value of the remaining investment in Growell Metal resulted in an unrealized loss of $1,141, which is reported as other comprehensive loss in the accompanying condensed consolidated statement of operations. At March 31, 2003, the cumulative unrealized gain in the fair value of the remaining investment was $527, which is included in the accumulated comprehensive (loss) income in the accompanying condensed consolidated balance sheet. Subsequent to March 31, 2003, the Company sold its remaining shares in Growell Metal for approximately $2,578, resulting in a realized gain of approximately $1,178. Currently, Growell Metal holds 92,167 shares (or approximately 0.2%) of the Company’s outstanding common stock.

     Under the terms of a supply agreement, the Company has engaged Growell Metal to produce Liquidmetal alloy ingots (“ingots”) for the Company to purchase and use as a raw material in the manufacturing of products and components made of Liquidmetal alloys. The agreement is for a five-year period beginning in June 2002. Under the terms of this cost-plus arrangement, Growell Metal is paid a processing fee plus the cost of the raw materials used to produce the ingots. During the three months ended March 31, 2003, Growell Metal purchased $1,402 of raw materials from the Company’s own raw material stock to use in the production of the ingots. The Company purchased $1,534 of ingots from Growell Metal during the three months ended March 31, 2003. The net profit on the sale of the raw materials sold to Growell Metal is netted

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

against the cost of the ingots purchased from Growell Metal. At March 31, 2003, the Company had a net payable to Growell Metal of $215 related to these transactions.

     During the first quarter of 2003, the Company sold $2,544 of casting equipment to Growell Metal for use in the processing of bulk Liquidmetal alloy products. As part of a five-year strategic agreement finalized in March 2003. Growell Metal has the right to manufacture and market an exclusive line of automotive parts made from Liquidmetal alloys for customers in South Korea. The Company will receive royalty payments from the sale of Liquidmetal alloy parts produced and sold by Growell. At March 31, 2003, the Company had a receivable from Growell Metal of $2,500 related to the sale of this equipment.

     During the year ended December 31, 2002, the Company sold $1,569 of furnace equipment to Growell Metal to produce ingots for the Company. The accumulated profit on these sales, $80, was deferred and will be amortized against cost of sales over the remaining term of the technology transfer agreement between Growell Metal and the Company. The agreement is for a two-year period beginning in February 2002. At March 31, 2003, the remaining deferred profit was $44. During the three months ended March 31, 2003, the Company sold $3 of products and services to Growell Metal related to the maintenance of this furnace equipment. At March 31, 2003, the Company had a receivable from Growell Metal of $148 related to the sale of this equipment to Growell Metal.

     A company managed and partially owned by one of the Company’s directors provides technical support services and computer equipment to the Company. During the three months ended March 31, 2003 and 2002, the Company incurred $12 and $53, respectively, of expenses and equipment purchases related to this arrangement. At March 31, 2003 and December 31, 2002, the Company had a payable related to these transactions of $12 and $7, respectively.

     The Company is a party to a license agreement with California Institute of Technology (Caltech) under which the Company exclusively licenses from Caltech certain inventions and technology relating to amorphous alloys. Professor William Johnson, the Vice Chairman of the Company’s board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to the Company under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory. During each of the three months ended March 31, 2003 and 2002, the Company paid $50 to Caltech representing the second and final installments on the $150 aggregate fees related to this agreement. Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the three months ended March 31, 2003, amounted to $22 in reimbursements.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of Liquidmetal Technologies:

We have reviewed the accompanying condensed consolidated balance sheet of Liquidmetal Technologies and subsidiaries (the “Company”) as of March 31, 2003, the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2003 and 2002, of shareholders’ equity for the three months ended March 31, 2003, and of cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Liquidmetal Technologies and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
April 16, 2003

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidmetal Technologies and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

     This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

     This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Our revenues are derived from two principal operating segments: Liquidmetal alloy coatings and bulk Liquidmetal alloy products. Liquidmetal alloy coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for the three months ended March 31, 2002 contained in this section is based substantially on sales of Liquidmetal alloy coatings; however, this is a diminishing percentage of our business. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy revenue includes sales of: parts or components of electronic devices, medical products, sports and leisure goods; tooling and prototype parts for customers with products in development; metals processing equipment; and research and development revenue relating primarily to defense and medical applications. We have been focusing our initial commercialization efforts for bulk Liquidmetal alloys primarily on applications for products with high unit volumes that are sold in major industries. We expect that these new sources of revenue will continue to significantly change the size and character of our revenue mix.

     The cost of sales for our Liquidmetal coatings consists primarily of the costs of outsourcing our manufacturing to third parties. We expect that our cost of sales should increase from historical results as we further build our bulk Liquidmetal alloy business. Although we plan to continue outsourcing the manufacturing of our coatings, we will internally manufacture many products derived from our bulk Liquidmetal alloys and could require continued capital expenses as we expand our manufacturing capabilities.

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

     Our historical operations, prior to 2002, included our coatings business and our retail golf operation conducted through our majority owned Liquidmetal Golf subsidiary. On September 29, 2001, our board of directors and the board of directors of Liquidmetal Golf voted to discontinue the retail golf operations of Liquidmetal Golf in order to conform our operations to our business strategy. Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of Liquidmetal Golf’s retail golf operations. The revenue, costs and expenses, assets and liabilities, and cash flows of the retail golf business were segregated in our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows. The net operating results, net assets, and net cash flows of the retail golf business were reported as discontinued operations in our annual consolidated financial statements and in the condensed consolidated financial statements included in this report on Form 10-Q. On April 30, 2002, management terminated the operations of the retail golf segment by means of completing the liquidation of the retail golf assets and liabilities.

     The following discussion and analysis of our financial condition and results of operations focuses on the historical results of our continuing operations.

Results of Operations

Comparison of the three months ended March 31, 2003 and 2002

     Revenue. Revenue increased $5.1 million to $6.6 million in the three months ended March 31, 2003 from $1.5 million in the three months ended March 31, 2002. The increase was due to the $5.6 million increase in revenue earned by our bulk Liquidmetal alloys segment in the three months ended March 31, 2003. This increase in our bulk Liquidmetal alloys business revenue consisted of a revenue increase of $2.9 million from the sale of metal processing equipment primarily for use in the processing of bulk Liquidmetal alloy products, an increase of $1.3 million from research and development services related primarily to defense and medical applications, and an increase of $1.4 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys. The increase in revenue earned by our bulk Liquidmetal alloy segment revenue was offset slightly by a decrease of $0.5 million in the revenue earned by our coatings business as compared to the three months ended March 31, 2002.

     Cost of Sales. Cost of sales increased to $3.9 million, or 59% of revenue, in the three months ended March 31, 2003 from $0.7 million, or 47% of revenue, in the three months ended March 31, 2002. This increase was primarily a result of the bulk Liquidmetal alloy business contributing a larger percentage of our revenue than the coating business in the three months ended March 31, 2002. As expected, cost of sales as a percentage of revenue has continued to increase as our revenue mix as shifted more toward the bulk alloy business, although we believe that anticipated higher manufacturing volumes and an expected greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product. The effect of the sale of lower-margin products during the three months ended March 31, 2003 was partially offset by higher margins from equipment sales and research and development revenues included in the bulk Liquidmetal alloy business. However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $4.5 million, or 69% of revenue, in the three months ended March 31, 2003 from $2.3 million, or 155% of revenue, in the three months ended March 31, 2002. This increase was primarily a result of increased wages of $0.6 million; increased professional fees, consultant fees, and contract services of $0.6 million; increased insurance expense of $0.2 million; increased travel expenses of $0.2 million; increased property rent of $0.2 million; increased product warranty expense of $0.2 million; increased bad debt expense of $0.1 million; and increased depreciation expense of $0.1 in the three months ended March 31, 2003. These and other increases in selling, general and administrative expenses represent the continued additions to our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

     Research and Development Expenses. Research and development expenses increased to $4.0 million, or 62% of revenue, in the three months ended March 31, 2003 from $2.7 million, or 184% of revenue, in the three months ended March 31, 2002. This increase was partially a result of expenses related to the continued research and development of new Liquidmetal alloys and related processing capabilities, including the hiring of additional research employees, developing new manufacturing techniques, and contracting with consultants and providing research grants to various institutions to advance the development of Liquidmetal alloys. Salaries and wages increased $1.5 million, professional fees, consultant fees, and contract services increased $0.3 million, research grants to institutions increased $0.2 million, laboratory and prototyping expenses increased $0.3 million, and depreciation expense increased $0.4 million. These increased expenses were partially offset by a decrease in stock-based compensation expense of $1.4 million.

     Interest Expense. Interest expense was $0.1 million, or 1% of revenue, in the three months ended March 31, 2003 and was $0.3 million, or 21% of revenue, in the three months ended March 31, 2002. During the three months ended March 31, 2003, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003. During the three months ended March 31, 2002, the interest expense was primarily due to the amortization of the fair value of warrants granted in connection with subordinated promissory notes we issued in February 2001.

     Interest Income. Interest income was $0.1 million, or 2% of revenue, in the three months ended March 31, 2003 due to interest earned on short-term, investment grade, interest-bearing securities. During the three months ended March 31, 2002, we did not own interest-earning investments.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities, including our discontinued retail golf operations, used cash of $11.7 million for the three months ended March 31, 2003 and $3.4 million for the three months ended March 31, 2002. Cash used in operating activities for the three months ended March 31, 2003 resulted from net cash used by discontinued operations of $1.0 million and net cash used by continuing operations of $10.7 million. Cash used in operating activities for the three months ended March 31, 2002 resulted from net cash used by discontinued operations of $1.2 million and net cash used by continuing operations of $2.1 million. We had working capital of $25.1 million as of March 31, 2003. Cash used by continuing operations in the three months ended March 31, 2003 resulted primarily from operating losses from continuing operations of $5.8 million and a decrease in accounts payable and accrued liabilities of $5.0 million.

     Our investing activities used cash of $1.8 million for the three months ended March 31, 2003 for the acquisition of property and equipment of $1.7 million and investment in patents and trademarks of $0.1 million.

     Our financing activities provided $6.3 million in cash for the three months ended March 31, 2003, which consists $5.5 million in proceeds from borrowings from Kookmin bank and $0.8 million in proceeds from stock options exercised.

     We currently anticipate substantially lower capital expenditures for at least the next 12 months, given the completion of construction and purchase of manufacturing equipment for our plant in Pyongtaek, South Korea. We anticipate that our capital expenditures will be approximately $3.0 to $5.0 million in 2003 for any additional equipment requirements and for the acquisition of furniture, fixtures, and other business equipment. This amount is subject to change, however, depending upon the nature and the amount of the orders that we actually receive from customers.

     Our capital requirements during the next 12 months will depend on numerous factors, including the success of our existing products, the development of new applications for Liquidmetal alloys, and the resources we devote to develop and support our Liquidmetal alloy products. During the next 12 months, we expect to continue to devote capital to our research and development activities, to further develop and strengthen our manufacturing capabilities, and for working capital and other general corporate purposes. These expenses and capital expenditures will consume a material amount of our cash resources, including a portion of the net proceeds of our initial public offering. Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

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

     We are a party to a distribution agreement whereby we granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid us a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $0.8 million has not been refunded as of March 31, 2003, and we do not believe the third party is entitled to a refund. On March 28, 2003, the distribution agreement was terminated and we entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by our company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by our company or its affiliates during the period beginning on March 28, 2003 and ending on March 28,2006. If by March 28, 2006, we have not paid $0.4 million in commission payments, the balance between commissions paid and $0.4 million will be paid by April 30, 2006, thereby guaranteeing the third party a $0.4 million minimum payment during the term of the agreement. We will recognize the unearned distribution fee of $0.8 million as revenue proportionately with the payment of commissions under the letter agreement.

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

     As of March 31, 2003, we had used approximately $60.7 million of net proceeds from the Offering. We used approximately $7.8 million of the net proceeds from the Offering to repay all outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facility in South Korea, $13.0 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to production and sale of equipment used in the production process of liquidmetal alloy products, and $0.3 million to purchase the 51% interest in our majority owned Dongyang subsidiary. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, which will supply a portion of the Liquidmetal alloy ingots used in our manufacturing operations in Korea. As of December 31, 2002, we used approximately $24.0 million of the net proceeds for working capital, excluding $2.1 million paid to Paul Azinger for amounts due under the terms of his endorsement agreement. We have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities. We intend to use the remaining net proceeds of the offering for working capital purposes. Additionally, management may determine to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future with proceeds from the Offering, although there are no assurances that we will be able to successfully identify or consummate any such acquisitions.

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

     We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated foreign exchange translation in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

•	We record an accrual for potential product warranty costs. Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period. In the event in future periods the actual product warranty costs consistently exceed the estimate for product warranty costs, an adjustment would be made and income would decrease in the period of such determination. Likewise, in the event we determine that actual product warranty costs would be consistently lower than the estimate for product warranty costs, an adjustment would be made and income would increase in the period of such determination.

•	We record an allowance for doubtful accounts as a contra-asset to our trade receivables for potential uncollectible accounts. Management estimates the amount of potentially uncollectible accounts by reviewing significantly past due customer balances relative to historical information available for those customers. In the event, in future periods, actual uncollectible accounts exceed the estimate for uncollectible accounts, an adjustment would be made and income would decrease in the period of such determination. Likewise, in the event, in future periods, actual uncollectible accounts are lower than the estimate for uncollectible accounts, an adjustment would be made and income would increase in the period of such determination.

•	We value inventory at lower of cost or net realizable value. Management has determined net realizable value to be equal to the selling price of the products to be produced and sold. In the event, in future periods, the actual selling prices exceed the estimate for selling prices, an adjustment would be made and income would increase in the period of such determination. Likewise, in the event, in future periods, actual selling prices are lower than the estimate for selling prices, an adjustment would be made and income would decrease in the period of such determination.

•	We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be recognized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”). Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded as fair value in contrast to FASB No. 5, which requires recording a liability when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 31, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 30, 2002. The adoption of Interpretation 45 did not have a material impact on our financial statements.

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

Item 4 – Controls and Procedures

     Within the 90 days prior to the date of this quarterly report, Liquidmetal Technologies (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this quarterly report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II
OTHER INFORMATION

Item 2 – Change in Securities and Use of Proceeds.

     Pursuant to the our Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002 (Registration No. 333-73716), the We closed an initial public offering of 5,000,000 shares of common stock on May 28, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an overallotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated aggregate cash proceeds during the second quarter 2002 of $78.4 million. The net proceeds were $70.7 million after deducting underwriting commissions of $5.5 million and other transaction fees of $2.2 million. The managing underwriters for the Offering were Merrill Lynch & Co., UBS Warburg and Robert W. Baird & Co.

     As of March 31, 2003, we had used approximately $60.7 million of net proceeds from the Offering. We used $7.8 million of its net proceeds from the Offering to repay all of its outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facilities in South Korea $13.0 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to the production and sale of equipment used in the production process of liquidmetal alloy products, and and $0.3 million was used to purchase the 51% interest in Dongyang. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, who will supply a portion of the Liquidmetal alloy ingots used in our manufacturing process in Korea. As of March 31, 2003, we used approximately $24.0 million of the net proceeds for working capital, excluding $2.1 million paid to Paul Azinger for amounts due under the terms of his endorsement agreement. We have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities. We intend to use the remaining net proceeds of the offering for working capital purposes. Additionally, management may determine to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future with proceeds from the Offering, although there are no assurances that we will be able to successfully identify or consummate any such acquisitions.

Item 6 – Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number	Description of Document

15.0	Awareness Letter from Independent Auditors
99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350
99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K

     We filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES (Registrant)
Date: May 14, 2003	/s/ John Kang John Kang President & Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2002	/s/ Brian McDougall Brian McDougall Executive Vice President & Chief Financial Officer (Principal Financial Officer)

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

Date: May 14, 2003	/s/ John Kang John Kang President & Chief Executive Officer (Principal Executive Officer)

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

Date: May 14, 2003	/s/ Brian McDougall Brian McDougall Executive Vice President & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

15.0	Awareness Letter from Independent Auditors
99.1	Certificate of Chief Executive Officer pursuant to 18 U. S. C. 1350.
99.2	Certificate of Chief Financial Officer pursuant to 18 U. S. C. 1350.