Form 10-Q
period 2003-06-30
LIQUIDMETAL TECHNOLOGIES
filed 2003-08-14
CIK 1141240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-31332

LIQUIDMETAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0121262 (I.R.S. Employer Identification No.)

100 North Tampa St., Suite 3150
Tampa, Florida 33602
(address of principal executive office, zip code)

Registrant’s telephone number, including area code: (813) 314-0280

LIQUIDMETAL TECHNOLOGIES
(Former Name)

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

Yes  ☐ No  ☒

As of August 14, 2003, there were 41,599,652 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1 – Financial Statements and Independent Accountants’ Report
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS’ REPORT
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
Item 4 – Controls and Procedures
PART II OTHER INFORMATION
Item 1 — Legal Proceedings.
Item 2 — Change in Securities and Use of Proceeds
Item 4 — Submission of Matters to a Vote of Security Holders
Item 6 – Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Ex-2.1 Agreement and Plan of Merger
Ex-3.1 Certificate of Incorporation
Ex-3.2 Bylaws
Ex-4.2 Form of Common Stock Certificate
Ex-10.1 Form of Indemnity Agreement
Ex- 15.0 Awareness Letter of Independent Auditors
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements and Independent Accountants’ Report

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,998	$26,003
Marketable securities held-for-sale	—	3,068
Trade receivables, net	9,190	6,404
Inventories	4,270	2,506
Prepaid expenses and other current assets	1,208	2,112

Total current assets	28,866	40,093
PROPERTY, PLANT AND EQUIPMENT, NET	22,896	23,505
GOODWILL	184	184
OTHER INTANGIBLE ASSETS, NET	911	785
OTHER ASSETS	337	438

Total assets	$52,994	$65,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,975	$11,174
Net liabilities of discontinued operations	135	1,148
Deferred revenue	930	1,397
Other liabilities, current portion	110	19

Total current liabilities	9,150	13,738
LONG-TERM DEBT	5,449	—
OTHER LONG-TERM LIABILITIES, NET OF CURRENT PORTION	257	74

Total liabilities	14,856	13,812

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	23	21

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 per share; 100,000,000 shares authorized; 41,599,652 issued and outstanding at June 30, 2003 and no par value; 200,000,000 shares authorized; 41,009,245 issued and outstanding at December 31, 2002	42	106,554
Paid in capital	127,339	20,326
Unamortized stock-based compensation	(395)	(480)
Accumulated deficit	(89,074)	(76,940)
Accumulated comprehensive income	203	1,712

Total shareholders’ equity	38,115	51,172

Total liabilities and shareholders’ equity	$52,994	$65,005

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share data)
(unaudited)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,

	2003	2002	2003	2002

REVENUE	$6,409	$2,144	$12,968	$3,607
COST OF SALES	6,389	1,187	10,272	1,869

Gross profit	20	957	2,696	1,738

OPERATING EXPENSES:
Selling, general, and administrative	4,704	2,860	9,211	5,129
Research and development	2,809	1,660	6,847	4,356

Total expenses	7,513	4,520	16,058	9,485

LOSS BEFORE INTEREST, OTHER INCOME, INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(7,493)	(3,563)	(13,362)	(7,747)
Interest expense	(115)	(791)	(178)	(1,103)
Interest income	102	96	233	96
Gain on sale of marketable securities held-for-sale	1,178	—	1,178	—

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(6,328)	(4,258)	(12,129)	(8,754)
Income taxes	(8)	—	(8)	—

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(6,336)	(4,258)	(12,137)	(8,754)
Minority interest in loss (income) of consolidated subsidiary	10	(10)	3	(10)

LOSS FROM CONTINUING OPERATIONS	(6,326)	(4,268)	(12,134)	(8,764)
Gain from disposal of discontinued retail golf segment, net	—	1,038	—	508

NET LOSS	(6,326)	(3,230)	(12,134)	(8,256)
Foreign exchange translation gain	1,099	161	159	37
Net unrealized loss on marketable securities held-for-sale (including transfer of realized gain of $1,178)	(527)	—	(1,668)	—

COMPREHENSIVE LOSS	$(5,754)	$(3,069)	$(13,643)	$(8,219)

PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.15)	$(0.11)	$(0.29)	$(0.24)

Income from discontinued operations	$0.00	$0.03	$0.00	$0.01

Net loss	$(0.15)	$(0.09)	$(0.29)	$(0.23)

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six months Ended June 30, 2003
(in thousands, except share data)
(unaudited)

				Unamortized
				Stock-
				Based	Accumu-	Compre-
	Common	Common	Paid in	Compen-	lated	hensive
	Shares	Stock	Capital	sation	Deficit	Income (Loss)	Total

Balance, December 31, 2002	41,009,245	$106,554	$20,326	$(480)	$(76,940)	$1,712	$51,172
Stock options exercised	684,165	1,149	—	—	—	—	1,149
Repurchase of shares	(93,758)	(653)	—	—	—	—	(653)
Change in par value due to reincorporation	—	(107,008)	107,008	—	—	—	—
Stock-based compensation amortization	—	—	—	85	—	—	85
Exercise of warrants	—	—	5	—	—	—	5
Foreign exchange translation gain	—	—	—	—	—	159	159
Unrealized loss on marketable securities	—	—	—	—	—	(1,668)	(1,668)
Net loss	—	—	—	—	(12,134)	—	(12,134)

Balance, June 30, 2003	41,599,652	$42	$127,339	$(395)	$(89,074)	$203	$38,115

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	For the Six Months
	Ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(12,134)	$(8,256)
Gain on disposition of discontinued operations	—	(508)

Loss from continuing operations	(12,134)	(8,764)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Write-off of property and equipment	313	—
Gain on sale of marketable securities held-for-sale	(1,178)	(19)
Minority interest in (loss) income of consolidated subsidiary	(3)	10
Depreciation and amortization	2,273	498
Amortization of debt discount	—	912
Stock-based compensation	85	1,585
Bad debt expense	118	70
Warranty expense	362	—
Changes in operating assets and liabilities:
Accounts receivable	(2,904)	(1,236)
Inventories	(268)	(182)
Prepaid expenses and other current assets	904	229
Other assets	101	36
Accounts payable and accrued expenses	(3,964)	108
Deferred revenue	(467)	72
Other liabilities	—	(92)

Net cash used by continuing operations	(16,762)	(6,773)
Net cash used by discontinued operations	(1,013)	(2,268)

Net cash used by operating activities	(17,775)	(9,041)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,616)	(2,758)
Proceeds from sale of property and equipment	—	129
Proceeds from sale of marketable securities held-for-sale	2,578	—
Purchase price of 51% investment in subsidiary, net of cash received of $407	—	74
Investment in patents and trademarks	(167)	(78)

Net cash used by investing activities	(205)	(2,633)

FINANCING ACTIVITIES:
Proceeds from borrowings	5,488	3,500
Repayment of borrowings	—	(7,400)
Repayment of other liabilities	(17)	(4)
Proceeds from issuance of common stock (net of offering costs)	—	70,953
Stock warrants exercised	5	—
Stock options exercised	899	460

Net cash provided by financing activities	6,375	67,509

EFFECT OF FOREIGN EXCHANGE TRANSLATION	(400)	135

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,005)	55,970
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,003	2,230

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,998	$58,200

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$145	$439

Taxes paid	$126	$—

(continued)

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands, except share data)
(unaudited)

     During the six months ended June 30, 2003, the Company reclassified $1,496 of machines from property, plant and equipment to inventory because the machines were sold in 2003.

     During the six months ended June 30, 2003, the change in the foreign exchange between the U.S. Dollar and the South Korean Won resulted in a $39 gain related to the note payable, a $525 gain related to property, plant and equipment and a $5 loss related to minority interest in consolidated subsidiary.

     During the six months ended June 30, 2003, an option holder surrendered 93,758 shares of the Company’s common stock in-lieu of cash payment for the option exercise price of $250 and income taxes payable by the option holder of $403. The Company immediately canceled the common shares received in lieu of cash payment upon receipt of the shares.

     During the six months ended June 30, 2003, the Company entered into a lease agreement for $291 of laboratory equipment that was recorded as a capital lease obligation. During the six months ended June 30, 2002, the Company entered into a lease agreement for $107 of office furniture that was recorded as a capital lease obligation.

     During the six months ended June 30, 2002, the Company incurred $223 of costs related to its initial public offering that had not been paid as of June 30, 2002.

     During the six months ended June 30, 2002, the Company recorded a net addition to shareholders’ equity of $1,613 comprised of stock-based compensation in the discontinued retail golf operations. Additionally, there was a $98 foreign exchange loss effect in the discontinued retail golf operations.

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

1.	Description of Business

     Liquidmetal Technologies, Inc. and its subsidiaries (collectively, the “Company”) are in the business of developing, manufacturing, and marketing products made from amorphous alloys. Liquidmetal Technologies, Inc. markets and sells Liquidmetal® alloy industrial coatings and also manufactures, markets and sells products and components from bulk Liquidmetal alloys that can be incorporated into the finished goods of its customers across a variety of industries.

     The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include market opportunities to manufacture and sell components for electronic devices, medical devices, sporting goods, tooling and prototype sampling, and metal processing equipment. In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications.

     On May 21, 2003, the Company completed a reincorporation by transitioning from a California corporation to a Delaware corporation. The reincorporation was effected though the merger of the former California entity into its newly created wholly owned Delaware subsidiary. In connection with the reincorporation, the number of authorized common shares was reduced from 200,000,000 to 100,000,000. Additionally, the par value of the common stock was changed from no par value common stock to common stock with a par value of $0.001 per share. For purposes of these notes, the term “Company” refers to the former California entity with respect to periods prior to May 21, 2003.

2.	Basis of Presentation and Recent Accounting Pronouncements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

     Had the Company determined stock-based compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,

	2003	2002	2003	2002

Loss from continuing operations:
As reported	$(6,326)	$(3,230)	$(12,134)	$(8,256)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	27	66	54	169
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,691)	(3,216)	(5,287)	(4,829)

Proforma loss from continuing operations	$(10,990)	$(6,380)	$(17,367)	$(12,916)

Basic and diluted loss per share from continuing operations:
As reported	$(0.15)	$(0.11)	$(0.29)	$(0.24)
Proforma	(0.26)	(0.17)	(0.42)	(0.35)

     Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure (“SFAS No. 148”) was issued by the FASB. This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

statements for interim periods. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”). Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contrast to FASB No. 5, which requires recording a liability when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 31, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 30, 2002. The adoption of Interpretation 45 did not have a material impact on the Company’s financial statements.

3.	Trade Receivables

     Trade receivables from continuing operations were comprised of the following:

	June 30,	December 31,
	2003	2002

Accounts receivable	$9,607	$6,681
Less: Allowance for doubtful accounts	(417)	(277)

Account receivable, net	$9,190	$6,404

4.	Inventories

     Inventories from continuing operations were comprised of the following:

	June 30,	December 31,
	2003	2002

Raw materials	$2,542	$1,585
Work in process	1,056	592
Finished goods	672	329

Total inventories	$4,270	$2,506

5.	Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2003	2002

Machinery and equipment	$11,810	$11,002
Office and computer equipment, software, furnishings, and improvements	3,031	2,465
Buildings	11,211	11,084
Construction in process of machinery and equipment and plant	12	403

Total	26,064	24,954
Accumulated depreciation	(3,168)	(1,449)

Total property, plant and equipment, net	$22,896	$23,505

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

     Depreciation expense was approximately $884 and $146 for the three months ended June 30, 2003 and 2002, respectively; and $2,232 and $450 for the six months ended June 30, 2003 and 2002, respectively.

6.	Other Intangible Assets

     Other intangible assets consisted of the following:

	June 30,	December 31,
	2003	2002

Purchased and licensed patent rights	$458	$458
Internally developed patents	770	622
Trademarks	66	56

Total	1,294	1,136
Accumulated amortization	(383)	(351)

Total intangible assets, net	$911	$785

     Amortization expense was approximately $21 and $29 for the three months ended June 30, 2003 and 2002, respectively; and $41 and $48 for the six months ended June 30, 2003 and 2002, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense

2004	$78
2005	75
2006	74
2007	74
2008	74

7.	Product Warranty

     Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period. During the three and six months ended June 30, 2003, the Company recorded $124 and $362 of warranty expense, respectively. The product warranty accrual balance is included in accounts payable and accrued expenses and the warranty expense is included in selling, general, and administrative expenses.

8.	Long-term Debt

     On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea. The principal and interest under this loan is payable in equal monthly installments beginning eighteen months from the origination date until the maturity date on December 20, 2007. During the first eighteen months from the origination date, interest is payable on a monthly basis. The loan bears interest at an annual rate of 7.1%. In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed. This loan is collateralized by the plant facilities and certain equipment in South Korea. Since this loan is denominated in South Korea Won, the balance fluctuates with the exchange rate between the U.S. Dollar and the South Korean Won, resulting in the recognition of foreign exchange gains or losses that are included in other comprehensive income (loss). At June 30, 2003,

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

the balance was $5,449 resulting in the recognition of a cumulative foreign exchange gain of $39, which is included in the net foreign exchange gain included in other comprehensive income (loss) for the six months ended June 30, 2003.

9.	Discontinued Operations

     On April 30, 2002, management terminated the operations of the retail golf segment by completing the liquidation of substantially all of the retail golf assets and liabilities. The disposition of the retail golf operations represented the disposal of a business segment. Accordingly, the accompanying condensed consolidated financial statements reflect the retail golf segment as a discontinued operation for all periods presented.

     During the three and six months ended June 30, 2003, there was no change in the estimate of expenses associated with the disposal of the discontinued retail golf operations. During the six months ended June 30, 2002, the Company recorded a net gain change in estimate of $1,038 on the disposal of the discontinued retail golf segment that was primarily due to a change in the estimated value of stock-based compensation. The change in estimated value of the stock-based compensation was a result of a decrease in the fair market value of the common shares underlying the options granted to Paul Azinger of $1,607 in June 2002. This gain was partially offset by other changes in the estimated loss on disposal that included $312 of additional operating expenses, $57 increase in the allowance for doubtful accounts and $200 primarily for the reduction of the estimated disposal value of work-in-process inventory and equipment.

     At June 30, 2003, the net liabilities of the discontinued operations consisted entirely of current liabilities. There were no assets associated with discontinued retail golf operations at June 30, 2003.

10.	Stock Compensation Plan

     On April 4, 2002, the Company’s shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan authorizes the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights, with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of common stock may be granted under the 2002 Equity Plan. As of June 30, 2003, there are 375,684 options outstanding under the 2002 Equity Plan. The stock options are exercisable over a period determined by the Board of Directors or the Compensation Committee, but no longer than 10 years.

     Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, the Company’s Board of Directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the plan. No additional options may be granted under the 1996 Company Plan. As of June 30, 2003, there were 3,808,829 options outstanding under the 1996 Company Plan.

     On April 4, 2002, the Company’s shareholders and Board of Directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s common stock may be granted under the 2002 Director Plan. There are 200,000 options outstanding under the 2002 Director Plan as of June 30, 2003.

     Additionally, the Company has 2,221,508 options outstanding at June 30, 2003 which were granted outside the 1996 Company Plan, the 2002 Equity Plan and the 2002 Director Plan.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the six months ended June 30, 2003 and 2002, respectively: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

approximately 5 years; and a risk-free interest rate ranging from 2.6% to 3.8%.

     The following table summarizes the Company’s stock option transactions for the six months ended June 30, 2003:

		Weighted
	Number of	Average
	Shares	Price

Options outstanding at December 31, 2002	8,182,348	$5.37
Granted	158,556	9.17
Exercised	(684,165)	(1.68)
Forfeited	(1,050,718)	(3.16)

Options outstanding at June 30, 2003	6,606,021	6.20

     The following table summarizes the Company’s stock option transactions for the six months ended June 30, 2002:

		Weighted
	Number of	Average
	Shares	Price

Options outstanding at December 31, 2001	8,166,703	$4.53
Granted	467,314	15.03
Exercised	(283,873)	(1.62)
Forfeited	(298,068)	(3.44)

Options outstanding at June 30, 2002	8,052,076	5.28

     The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002, was $6.95 and $11.41, respectively. There were 4,621,476 options with a weighted average exercise price of $5.22 exercisable at June 30, 2003 and 4,212,585 options with a weighted average exercise price of $4.25 exercisable at June 30, 2002.

     Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the measurement date (“in-the-money”). In-the-money options of 557,765 with a weighted average fair value of $4.54 were outstanding at June 30, 2003 and 1,246,670 options with a weighted average fair value of $4.56 were outstanding at June 30, 2002.

     The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of June 30, 2003:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted	Number of	Weighted
Range of	Number of options	Remaining Contract	Average	Options	Average
Option Price	Outstanding	Life (Years)	Option Price	Exercisable	Option Price

$0.00 - $1.55	376,345	7.5	$1.16	376,345	$1.16
$1.56 - $3.10	300,774	4.8	2.33	300,774	2.33
$3.11 - $4.65	2,260,299	7.5	4.65	1,977,389	4.65
$4.66 - $6.20	2,702,785	7.9	6.20	1,743,336	6.20
$6.21 - $7.75	7,540	9.4	7.25	—	—
$7.76 - $9.30	15,637	7.0	8.87	3,226	9.30
$9.31 - $10.85	203,065	9.4	10.41	—	—
$10.86 - $12.40	339,040	8.1	12.40	132,314	12.40
$12.41 - $15.50	400,536	8.5	15.04	88,092	15.04

Total Options	6,606,021	7.7	6.20	4,621,476	5.22

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

11.	Segment Reporting

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments. In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. The bulk Liquidmetal alloy segment includes market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment. Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities. Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for its use in a wider variety of applications other than a thin protective coating applied to machinery and equipment. Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment. The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

     Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Bulk Alloy	Segment
	Coatings	Products	Totals

Three months ended June 30, 2003:
Revenue from external customers	$708	$5,701	$6,409
Gross profit (loss)	337	(317)	20
Total segment income (loss)	144	(4,515)	(4,371)
Total identifiable assets at end of period	882	35,432	36,314
Three months ended June 30, 2002:
Revenue from external customers	$1,336	$808	$2,144
Gross profit	643	314	957
Total segment income (loss)	463	(2,080)	(1,617)
Six months ended June 30, 2003:
Revenue from external customers	$1,480	$11,488	$12,968
Gross profit	716	1,980	2,696
Total segment income (loss)	18	(6,958)	(6,940)
Six months ended June 30, 2002:
Revenue from external customers	$2,628	$979	$3,607
Gross profit	1,255	483	1,738
Total segment income (loss)	926	(5,035)	(4,109)

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

     Reconciling information between reportable segments and the Company’s net loss is shown in the following table:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,

	2003	2002	2003	2002

Total segment loss	$(4,371)	$(1,617)	$(6,940)	$(4,109)
General and administrative expenses not allocated to segments	(3,122)	(1,946)	(6,422)	(3,638)

Loss before interest, other income, income taxes, minority interest and discontinued operations	(7,493)	(3,563)	(13,362)	(7,747)
Interest expense	(115)	(791)	(178)	(1,103)
Interest income	102	96	233	96
Gain on sale of marketable securities held-for-sale	1,178	—	1,178	—
Income taxes	(8)	—	(8)	—
Minority interest in loss (income) of consolidated subsidiary	10	(10)	3	(10)
Gain from disposal of discontinued retail golf segment, net	—	1,038	—	508

NET LOSS	$(6,326)	$(3,230)	$(12,134)	$(8,256)

     Excluded general and administrative expenses are attributable to the Company’s corporate headquarters. These expenses primarily include corporate salaries, consulting, professional fees and facility costs. Research and development expenses are included in the operating costs of the segment that performed the research and development.

     Reconciling information between reportable segments and the Company’s consolidated assets is shown in the following table:

June 30,
2003

Total segment assets	$36,314
Cash and cash equivalents	13,472
Prepaid expenses and other current assets	258
Other property, plant and equipment	1,949
Other intangible assets, net	911
Other assets	90

Total consolidated assets	$52,994

     Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company’s cash balances, primarily generated from the Company’s stock offering, proceeds from the sale of marketable securities and proceeds from the Kookmin loan (See note 8).

12.	Income Taxes

     The provision for income tax benefit (expense) for the six months ended June 30, 2003 and 2002, respectively, is calculated, when applicable, through the use of an estimated annual income tax rate based on projected annualized income (loss). The Company estimated that the effective tax rate for the six months ended June 30, 2003 is insignificant. The

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

Company estimated an effective tax rate of 0% for the six months ended June 30, 2002 based on the Company’s reported losses.

13.	Income (Loss) Per Common Share

     Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Weighted average basic shares	41,586,986	37,697,190	41,409,218	36,395,648
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted shares	41,586,986	37,697,190	41,409,218	36,395,648

     The effect of outstanding options and warrants to purchase common stock was excluded in the periods presented because the inclusion would have been antidilutive.

14.	Commitments

     In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $830 has not been refunded as of June 30, 2003. On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commissions paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement. The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement.

     On December 20, 2002, the Company entered into an agreement with a third-party supplier to purchase raw materials during 2003 for a total of $3,488, of which the Company had purchased $845 as of July 30, 2003. On July 30, the Company and the third-party agreed to cancel this purchase agreement. On July 22, 2003, the Company entered into another agreement with a separate third party supplier to purchase a different type of raw materials for a total of $2,500 within twelve months from the date of this agreement.

     During the second quarter of 2003, the Company sold notes receivable with recourse. As of August 14, 2003, the Company has a $15 contingent obligation for a note receivable sold with recourse prior to June 30, 2003.

     The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceedings to which it

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

15.	Related Party Transactions

     In June 2003, the Company entered into an exclusive ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in the jewelry and high-end luxury products market. The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000.

     On July 29, 2002, the Company invested $2,000 in Growell Metal, Inc. (“Growell Metal”), a metals processing company located in South Korea and publicly traded on South Korea’s KOSDAQ stock market. The Company acquired 891,100 shares (or approximately 5%) of Growell Metal’s outstanding common stock in this transaction. During the fourth quarter of 2002, Growell Metal’s spin-off of its electronics division resulted in the creation of a new company named Growell Electronics Inc (“Growell Electronics”). As a result of the spin-off, 30% of the Company’s 891,100 common shares of Growell Metal were exchanged for an equal number of shares in the common stock of Growell Electronics. During the year ended December 31, 2002, the Company sold its shares in Growell Electronics for approximately $1,432, resulting in a realized gain of $832. In April, 2003, the Company sold its remaining shares in Growell Metal for approximately $2,578, resulting in a realized gain of approximately $1,178 and the reversal of the accumulated unrealized gain of $1,668 which is reported as other comprehensive loss in the accompanying condensed consolidated statement of operations. Currently, Growell Metal holds 92,167 shares (or approximately 0.2%) of the Company’s outstanding common stock.

     Under the terms of a supply agreement, the Company has engaged Growell Metal to produce Liquidmetal alloy ingots (“ingots”) for the Company to purchase and use as a raw material in the manufacturing of products and components made of Liquidmetal alloys. The agreement is for a five-year period beginning in June 2002. Under the terms of this cost-plus arrangement, Growell Metal is paid a processing fee plus the cost of the raw materials used to produce the ingots. During the six months ended June 30, 2003, Growell Metal purchased $2,636 of raw materials from the Company’s own raw material stock to use in the production of the ingots. The Company purchased $3,149 of ingots from Growell Metal during the six months ended June 30, 2002. The net profit on the sale of the raw materials sold to Growell Metal is netted against the cost of the ingots purchased from Growell Metal. At June 30, 2003, the Company had a net payable to Growell Metal of $186 related to these transactions.

     During the first quarter of 2003, the Company sold $2,544 of casting equipment to Growell Metal for use in the processing of bulk Liquidmetal alloy products. As part of a five-year strategic agreement finalized in March 2003, Growell Metal has the exclusive right to manufacture and market automotive parts made from Liquidmetal alloys for customers in South Korea. The Company will receive royalty payments from the sale of Liquidmetal alloy parts produced and sold by Growell. At June 30, 2003, the Company had a receivable from Growell Metal of $2,057 related to the sale of this equipment.

     During the year ended December 31, 2002, the Company sold $1,569 of furnace equipment to Growell Metal to produce ingots for the Company. The accumulated profit on these sales, $80, was deferred and will be amortized against cost of sales over the remaining term of the technology transfer agreement between Growell Metal and the Company. The agreement is for a two-year period beginning in February 2002. At June 30, 2003, the remaining deferred profit was $32. During the six months ended June 30, 2003, the Company sold $7 of products and services to Growell Metal related to the maintenance of this furnace equipment. At June 30, 2003, the Company had a receivable from Growell Metal of $157 related to the sale of this equipment to Growell Metal.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

     The Company is a party to a license agreement with California Institute of Technology (“Caltech”) under which the Company exclusively licenses from Caltech certain inventions and technology relating to amorphous alloys. Professor William Johnson, the Vice Chairman of the Company’s Board of Directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to the Company under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory. During each of the six months ended June 30, 2003 and 2002, the Company paid $50 to Caltech representing, respectively, the second and final installments on the $150 aggregate fees related to this agreement. Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the six months ended June 30, 2003, amounted to $22 in reimbursements.

16.	Cost Reduction Measures

     During the second quarter of 2003, the Company initiated activities to reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses. The total amount of the charges expected to be incurred in connection with these actions during the second and third quarters of 2003 is $1,112, including $288 for write-off of certain property and equipment, $16 for termination of a lease contract, $32 for relocation of property and equipment and other related expenses, and $776 for voluntary termination benefits paid to an estimated 208 employees. The Company is recognizing the costs associated with these activities when incurred. During the three months ended June 30, 2003, the Company incurred $800 of selling, general, and administrative expenses as a result of these cost reduction measures, including $288 for the write-off of certain property and equipment, $13 for relocation of property and equipment, and $499 for voluntary termination benefits to be paid to 152 employees that accepted a voluntary termination package prior to June 30, 2003. All of these costs relate to the operations of the bulk alloy segment.

     Based on the Company's current business plan, the Company anticipates that its current cash and cash equivalents, together with anticipated cash flow from operations, will be sufficient to meet its projected cash needs for at least the next 12 months. However, because the Company's business is based on commercializing an entirely new and unique technology, its current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about order flow, unit volumes, manufacturing efficiencies, product cost and pricing, continuing technology improvements, customer adoption practices, and other relevant matters. These assumptions take into account recent significant cost reductions, as well as recent improvements to the manufacturing process. The Company's assumptions and expectations could change rapidly and dramatically, especially when compared to more traditional businesses whose expectations are rooted in historical experience. If any of the Company's assumptions or expectations prove to be incorrect or do not come to fruition, it is possible that available funds and cash generated from operations could become strained in the early part of 2004, and the Company may therefore need to raise additional capital to fund its cash needs. There is no assurance that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to the Company or, if available, will be on acceptable terms. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of the Company's common stock, and current stockholders may experience dilution.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
    Liquidmetal Technologies, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2003, the related condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2003 and 2002, of shareholders’ equity for the six months ended June 30, 2003, and of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for the year then ended (not presented herein); and in our report dated February 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
July 15, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidmetal Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

     This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

     This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Amorphous alloys are unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in ordinary metals and alloys when they solidify. Liquidmetal alloys possess a combination of performance, processing, and cost advantages that we believe makes them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, our zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys, such as Ti-6Al-4V, but they have processing characteristics similar in many respects to plastics. We believe these advantages could result in Liquidmetal alloys supplanting other incumbent materials in a wide variety of applications. Moreover, we believe these advantages will enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

     Our revenues are derived from two principal operating segments: Liquidmetal alloy coatings and bulk Liquidmetal alloy products. Liquidmetal alloy coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for the three and six months ended June 30, 2002 contained in this section is based substantially on sales of Liquidmetal alloy coatings; however, this is a diminishing percentage of our business. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development; metal processing equipment; and research and development revenue relating primarily to defense and medical applications. We have been focusing our initial commercialization efforts for bulk Liquidmetal alloys primarily on applications for products with high unit volumes that are sold in major industries. We expect that these new sources of revenue will continue to significantly change the size and character of our revenue mix.

     The cost of sales for our Liquidmetal coatings segment consists primarily of the costs of outsourcing our manufacturing to third parties. Consistent with our expectations, our cost of sales has been increasing over historical results as we further build our bulk Liquidmetal alloy business. Although we plan to continue outsourcing the manufacturing of our coatings, we will internally manufacture many products derived from our bulk Liquidmetal alloys and could require continued capital expenses as we expand our manufacturing capabilities.

     Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

     Research and development expenses represent salaries, related benefits expense, stock-based compensation, depreciation of research equipment, consulting and contract services, expenses incurred for the design and testing of new processing methods, expenses for the development of sample and prototype products, and other expenses related to the research and development of Liquidmetal alloys. Costs associated with research and development activities are expensed as incurred. We plan to enhance our competitive position by improving our existing technologies and developing advances in amorphous alloy technologies. We believe that our research and development efforts will focus on the discovery of new alloy compositions, the development of improved processing technology, and the identification of new applications for our alloys.

     Our historical operations, prior to 2002, included our coatings business and our retail golf operation conducted through our majority owned Liquidmetal Golf subsidiary. On September 29, 2001, our board of directors and the board of directors of Liquidmetal Golf voted to discontinue the retail golf operations of Liquidmetal Golf in order to conform our operations to our broader corporate business strategy, although Liquidmetal Golf continues to market and develop golf club components for other golf club manufacturers. Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of Liquidmetal Golf’s retail golf operations. The revenue, costs and expenses, assets and liabilities, and cash flows of the retail golf business were segregated in our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows. The net operating results, net assets, and net cash flows of the retail golf business were reported as discontinued operations in our annual consolidated financial statements and in the condensed consolidated financial statements included in this report on Form 10-Q. On April 30, 2002, management terminated the operations of the retail golf segment by completing the liquidation of the retail golf assets and liabilities.

     In May 2003, we completed a reincorporation from a California corporation to a Delaware corporation. The reincorporation changed the legal domicile of our company but did not result in any change to our business, management, employees, fiscal year, assets or liabilities, or location of facilities. As part of the reincorporation, each share of the California corporation was automatically converted into one share of the Delaware corporation.

     The following discussion and analysis of our financial condition and results of operations focuses on the historical results of our continuing operations.

Results of Operations

Comparison of the three months ended June 30, 2003 and 2002

     Revenue. Revenue increased $4.3 million to $6.4 million in the three months ended June 30, 2003 from $2.1 million in the three months ended June 30, 2002. The revenue increase was due to the $4.9 million increase in revenue earned by our bulk Liquidmetal alloys segment in the three months ended June 30, 2003. This increase in our bulk Liquidmetal alloy segment consisted of a revenue increase of $3.4 million from the sale of metal processing equipment primarily for use in the processing of bulk Liquidmetal alloy products, an increase of $0.6 million from research and development services related primarily to defense and medical applications, and an increase of $0.9 million from the sale and prototyping of parts manufactured from bulk Liquidmetal alloys. The increase in revenue earned by our bulk Liquidmetal alloy segment was offset by a decrease of $0.6 million in the revenue earned by our coatings business as compared to the three months ended June 30, 2002.

     Cost of Sales. Cost of sales increased to $6.4 million, or 99.7% of revenue, during the three months ended June 30,2003 from $1.2 million, or 55.4% of revenue, in the three months ended June 30, 2002. The cost of sales as a percentage of revenue increased due to several factors, including: our continued shift in revenue mix to a higher percentage of bulk alloy products, which currently carry a lower margin than coatings; inadequate pricing on one cell phone component that has since been re-priced; and a higher percentage of plant operating costs allocated to manufacturing, as opposed to research and development expense, compared to the same period of 2002. Additionally, during the second quarter of 2003, $1.3 million of costs were incurred associated with the production of certain unprofitable parts that have now been discontinued and $0.8 million for a part that is being phased out of production. A factor that offsets the increased cost of sales as a percentage of revenue is the lower percentage of costs of sales related to equipment sales and certain research and development revenue included in the bulk Liquidmetal alloy business during the three months ended June 30, 2003.

     Although the cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product, we expect gross margin to improve in the upcoming quarters, based on experience and development of new gate-keeping measures to more effectively determine which products are profitably suited for us, along with continued improvements to plant costs and manufacturing process. However, the cost of sales for the products sold by the coatings business is expected to remain generally consistent because Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $4.7 million, or 73% of revenue, in the three months ended June 30, 2003 from $2.9 million, or 133% of revenue, in the three months ended June 30, 2002. This increase was primarily a result of: costs associated with restructuring our business which includes severance costs of $0.5 million and costs for consolidating our manufacturing and administrative facilities of $0.3 million; increased professional fees, consultant fees, and contract services of $0.2 million; increased insurance expense of $0.2 million; increased travel expenses of $0.1 million; increased property rent of $0.2 million; increased product warranty expense of $0.1 million; and increased depreciation expense of $0.1 in the three months ended June 30, 2003. These and other increases in selling, general and administrative expenses are associated with the development of our bulk Liquidmetal alloy business.

     Research and Development Expenses. Research and development expenses increased to $2.8 million, or 44% of revenue, in the three months ended June 30, 2003 from $1.7 million, or 77% of revenue, in the three months ended June 30, 2002. This increase was partially a result of expenses related to the continued research and development of new Liquidmetal alloys and related processing capabilities, including the hiring of additional research employees, developing new manufacturing techniques, and the cost of supplies and prototype samples for newly developed products. Salaries and wages increased $0.1 million; travel decreased $0.1 million; professional fees, consultant fees, and contract services decreased $0.1 million; and laboratory and prototyping expenses increased $1.2 million.

     Interest Expense. Interest expense was $0.1 million, or 2% of revenue, in the three months ended June 30, 2003 and was $0.8 million, or 37% of revenue, in the three months ended June 30, 2002. During the three months ended June 30, 2003, the interest expense was primarily due to interest accrued on the Kookmin Bank loan to our South Korean subsidiary funded on February 4, 2003. During the three months ended June 30, 2002, the interest expense was primarily due to the amortization of the fair value of warrants granted in connection with subordinated promissory notes we issued in February 2001.

     Interest Income. Interest income was $0.1 million, or 2% of revenue, in the three months ended June 30, 2003 due to interest earned on short-term, investment grade, interest-bearing securities. During the three months ended June 30, 2002, interest income was $0.1 million, or 4% of revenue.

Comparison of the six months ended June 30, 2003 and 2002

     Revenue. Revenue increased $9.4 million to $13.0 million in the six months ended June 30, 2003 from $3.6 million in the six months ended June 30, 2002. The increase was due to the $10.5 million increase in revenue earned by our bulk Liquidmetal alloys segment in the six months ended June 30, 2003. This increase in our bulk Liquidmetal alloy segment revenue consisted of a revenue increase of $6.3 million from the sale of metal processing equipment primarily for use in the processing of bulk Liquidmetal alloy products, an increase of $2.2 million from the sale and prototyping of parts manufactured from bulk Liquidmetal alloys, and an increase of $2.0 million from research and development services related primarily to defense and medical applications. The increase in revenue earned by our bulk Liquidmetal alloy segment was offset slightly by a decrease of $1.1 million in the revenue earned by our coatings business as compared to the six months ended June 30, 2002.

     Cost of Sales. Cost of sales increased to $10.3 million, or 79% of revenue, during the six months ended June 30,2003 from $1.9 million, or 52% of revenue, in the six months ended June 30, 2002. The cost of sales as a percentage of revenue increased due to several factors including: our continued shift in revenue mix to a higher percentage of bulk alloy products, which currently carry a lower margin than coatings; inadequate pricing on one cell phone component that has since been re-priced; and a higher percentage of plant operating costs allocated to manufacturing, as opposed to research and development expense, compared to the same period of 2002. Additionally, during the second quarter of 2003, $1.3 million of costs were incurred associated with the production of certain unprofitable parts that have now been discontinued and $0.8 million for a part that is being phased out of production. A factor that offsets the increased cost of sales as a percentage of revenue is the lower percentage of costs of sales related to equipment sales and certain research and development revenue included in the bulk Liquidmetal alloy business during the six months ended June 30, 2003.

     Although the cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product, we expect gross margin to improve in the upcoming quarters, based on experience and development of new gate-keeping measures to more effectively determine which products are profitably suited for us, along with continued improvements to plant costs and manufacturing process. However, the cost of sales for the products sold by the coatings business is expected to remain generally consistent because Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $9.2 million, or 71% of revenue, in the six months ended June 30, 2003 from $5.1 million, or 142% of revenue, in the six months ended June 30, 2002. This increase was primarily a result of: increased wages of $0.5 million; severance costs of $0.5 million; costs for consolidating our manufacturing and administrative facilities of $0.3 million; increased professional fees, consultant fees, and contract services of $0.7 million; increased insurance expense of $0.4 million; increased travel expenses of $0.3 million; increased property rent of $0.4 million; increased product warranty expense of $0.4 million; and increased depreciation expense of $0.2 million in the six months ended June 30, 2003. These and other increases in selling, general and administrative expenses are associated with the development of our bulk Liquidmetal alloy business.

     Research and Development Expenses. Research and development expenses increased to $6.8 million, or 53% of revenue, in the six months ended June 30, 2003 from $4.4 million, or 121% of revenue, in the six months ended June 30, 2002. This increase was partially a result of expenses related to the continued research and development of new Liquidmetal alloys and related processing capabilities, including the hiring of additional research employees, developing new manufacturing techniques, and contracting with consultants and providing research grants to various institutions to advance the development of Liquidmetal alloys. Salaries and wages increased $0.3 million; travel decreased $0.1 million; professional fees, consultant fees, and contract services increased $0.2 million; laboratory and prototyping expenses increased $1.5 million; depreciation of research equipment increased $0.4 million; and research grants to educational institutions increased $0.2 million.

     Interest Expense. Interest expense was $0.2 million, or 1% of revenue, in the six months ended June 30, 2003 and was $1.1 million, or 31% of revenue, in the six months ended June 30, 2002. During the six months ended June 30, 2003, the interest expense was primarily due to interest accrued on the Kookmin Bank loan to our South Korean subsidiary funded on February 4, 2003. During the six months ended June 30, 2002, the interest expense was primarily due to the amortization of the fair value of warrants granted in connection with subordinated promissory notes we issued in February 2001.

     Interest Income. Interest income was $0.2 million, or 2% of revenue, in the six months ended June 30, 2003 due to interest earned on short-term, investment grade, interest-bearing securities. During the six months ended June 30, 2002, interest income was $0.1 million, or 3% of revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities, including our discontinued retail golf operations, used cash of $17.8 million for the six months ended June 30, 2003 and $9.0 million for the six months ended June 30, 2002. Cash used in operating activities for the six months ended June 30, 2003 resulted from net cash used by discontinued operations of $1.0 million and net cash used by continuing operations of $16.8 million. Cash used in operating activities for the six months ended June 30, 2002 resulted from net cash used by discontinued operations of $2.3 million and net cash used by continuing operations of $6.8 million. We have working capital of $19.7 million as of June 30, 2003. Cash used by continuing operations in the six months ended June 30, 2003 resulted primarily from operating losses from continuing operations of $12.1 million, a decrease in accounts payable and accrued liabilities of $4.0 million, and an increase in accounts receivable of $2.9 million.

     Our investing activities used cash of $0.2 million for the six months ended June 30, 2003 for the acquisition of property and equipment of $2.6 million and investment in patents and trademarks of $0.2 million. These expenditures were partially offset by the net proceeds from the sale of marketable securities of $2.6 million.

     Our financing activities provided $6.4 million in cash for the six months ended June 30, 2003, which consists of $5.5 million in proceeds from borrowings from Kookmin Bank and $0.9 million in proceeds from exercised stock options.

     We currently anticipate substantially lower capital expenditures for at least the next 12 months, given the completion of construction and purchase of manufacturing equipment for our plant in Pyongtaek, South Korea. We anticipate that our capital expenditures will be approximately $4.0 to $5.0 million for the full year 2003 for manufacturing equipment and the acquisition of furniture, fixtures, and other business equipment. This amount is subject to change, however, depending upon the nature and the amount of the orders that we actually receive from customers.

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

     Based on our current business plan, we anticipate that our current cash and cash equivalents, together with anticipated cash flow from operations, will be sufficient to meet our projected cash needs for at least the next 12 months. However, because our business is based on commercializing an entirely new and unique technology, our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about order flow, unit volumes, manufacturing efficiencies, product cost and pricing, continuing technology improvements, customer adoption practices, and other relevant matters. These assumptions take into account recent significant cost reductions, as well as recent improvements to our manufacturing process. Our assumptions and expectations could change rapidly and dramatically, especially when compared to more traditional businesses whose expectations are rooted in historical experience. If any of our assumptions or expectations prove to be incorrect or do not come to fruition, it is possible that our available funds and cash generated from operations could become strained in the early part of 2004, and we may therefore need to raise additional capital to fund our cash needs. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution.

     In March 1996, we entered into a distribution agreement whereby we granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid us a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $0.8 million has not been refunded as of March 31, 2003, and we do not believe the third party is entitled to a refund. On March 28, 2003, the distribution agreement was terminated and we entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by our company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by our company or its affiliates during the period beginning on March 28, 2003 and ending on March 28,2006. If, by March 28, 2006, we have not paid $0.4 million in commission payments, the balance between commissions paid and $0.4 million will be paid by April 30, 2006, thereby guaranteeing the third party a $0.4 million minimum payment during the term of the agreement. We will recognize the unearned distribution fee of $0.8 million as revenue proportionately with the payment of commissions under the letter agreement.

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

     As of June 30, 2003, we had used approximately $67.9 million of net proceeds from the Offering. We used approximately $7.8 million of the net proceeds from the Offering to repay all outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facility in South Korea, $14.0 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to production and sale of equipment used in the production process of Liquidmetal alloy products, and $0.3 million to purchase the 51% interest in our majority owned Dongyang subsidiary. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, which supplies a portion of the Liquidmetal alloy ingots used in our manufacturing operations in Korea, although we have since sold such stock. As of June 30, 2003, we used approximately $30.2 million of the net proceeds for working capital, excluding $2.1 million paid to Paul Azinger for amounts due under the terms of his terminated endorsement agreement. We have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities. We intend to use the remaining net proceeds of the offering for working capital purposes.

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

     We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated foreign exchange translation in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

•	We record an accrual for potential product warranty costs. Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period. In the event in future periods the actual product warranty costs consistently exceed the estimate for product warranty costs, an adjustment would be made and income would decrease in the period of such determination. Likewise, in the event we determine that actual product warranty costs are consistently lower than the estimate for product warranty costs, an adjustment would be made and income would increase in the period of such determination.

•	We record an allowance for doubtful accounts as a contra-asset to our trade receivables for estimated uncollectible accounts. Management estimates the amount of potentially uncollectible accounts by reviewing significantly past due customer balances relative to historical information available for those customers. In the event, in future periods, actual uncollectible accounts exceed the estimate for uncollectible accounts, an adjustment would be made and income would decrease in the period of such determination. Likewise, in the event, in future periods, actual uncollectible accounts are lower than the estimate for uncollectible accounts, an adjustment would be made and income would increase in the period of such determination.

•	We value inventories at lower of cost or net realizable value. Management has determined net realizable value to be equal to the selling price of the products to be produced and sold less the cost of disposal. In the event, in future periods, the actual selling prices exceed the estimate for selling prices less cost to sell, an adjustment would be made and income would increase in the period of such determination. Likewise, in the event, in future periods, actual selling prices are lower than the estimate for selling prices, an adjustment would be made and income would decrease in the period of such determination.

•	We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be realized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial statements.

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued by the FASB. This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”). Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contrast to FASB No. 5, which requires recording a liability when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 31, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 30, 2002. The adoption of Interpretation 45 did not have a material impact on our financial statements.

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

Item 4 – Controls and Procedures

     Liquidmetal Technologies, Inc. (the “Company”) has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this quarterly report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II
OTHER INFORMATION

Item 1 — Legal Proceedings.

     We may be involved in various legal proceedings in the normal course of business. We are not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

Item 2 — Change in Securities and Use of Proceeds.

     Pursuant to the our Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002 (Registration No. 333-73716), we closed an initial public offering of 5,000,000 shares of common stock on May 28, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an overallotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated aggregate cash proceeds during the 2002 second quarter of $78.4 million. The net proceeds were $70.7 million after deducting underwriting commissions of $5.5 million and other transaction fees of $2.2 million. The managing underwriters for the Offering were Merrill Lynch & Co., UBS Warburg and Robert W. Baird & Co.

     As of June 30, 2003, we had used approximately $67.9 million of net proceeds from the Offering. We used approximately $7.8 million of the net proceeds from the Offering to repay all of our outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facilities in South Korea, $14.0 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to the production and sale of equipment used in the production process of Liquidmetal alloy products, and $0.3 million to purchase the 51% interest in our majority owned Dongyang subsidiary. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, which supplies a portion of the Liquidmetal alloy ingots used in our manufacturing process in Korea, although we have since sold such stock. As of June 30, 2003, we used approximately $30.2 million of the net proceeds for working capital, excluding $2.1 million paid to Paul Azinger for amounts due under the terms of his endorsement agreement. We have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities. We intend to use the remaining net proceeds of the offering for working capital purposes.

Item 4 — Submission of Matters to a Vote of Security Holders.

On May 20, 2003, Liquidmetal Technologies, Inc. (the “Company”) held its Annual Meeting of Shareholders near the Company’s principal executive offices in Tampa, Florida. At the meeting, John Kang, William Johnson, and Tjoa Thian Song were elected as directors to serve until the 2005 Annual Meeting of Shareholders, and Henri Tchen and Jeffrey Oster were elected as directors to serve until the 2006 Annual Meeting of Shareholders. Additionally, the Company’s shareholders approved (i) the reincorporation of the Company from California to Delaware and the adoption of a new charter and bylaws in connection with the reincorporation, and (ii) the ratification of Deloitte & Touche LLP as the Company’s principal independent public accountants for the year 2003.

The voting results for the election of Directors were as follows:

John Kang William Johnson Tjoa Thian Song Henri Tchen Jeffrey Oster	Votes For 33,335,298 33,334,379 33,441,184 26,077,350 33,440,184	Votes Withheld 677,613 678,532 571,727 7,935,561 572,727

The voting results for the proposal to reincorporate the Company from California to Delaware were as follows:

Votes For 25,406,567	Votes Against 786,119	Votes Abstaining 5,305

The voting results for the ratification of Deloitte & Touche LLP for 2003 were as follows:

Votes For 33,990,089	Votes Against 13,911	Votes Abstaining 8,911

Item 6 – Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated May 21, 2003, between Liquidmetal Technologies, Inc. and Liquidmetal Technologies.

3.1	Certificate of Incorporation.

3.2	Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.

10.1	Form of Indemnity Agreement entered into between Liquidmetal Technologies, Inc. and each of its directors and executive officers.

15.0	Awareness Letter from Independent Auditors

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 (e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 (e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K

1.	A Report on Form 8-K was filed on April 14, 2003 (Items 7 and 12.). The report contained information regarding Liquidmetal Technologies, Inc.’s earnings release issued on April 14, 2003.

2.	A Report on Form 8-K was filed on May 1, 2003 (Items 7 and 12.). The report contained information regarding Liquidmetal Technologies, Inc.’s earnings release issued on May 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES (Registrant)

Date: August 14, 2003	/s/ John Kang

John Kang President & Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	/s/ Brian McDougall

Brian McDougall Executive Vice President & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated May 21, 2003, between Liquidmetal Technologies, Inc. and Liquidmetal Technologies.

3.1	Certificate of Incorporation.

3.2	Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.

10.1	Form of Indemnity Agreement entered into between Liquidmetal Technologies, Inc. and each of its directors and executive officers.

15.0	Awareness Letter from Independent Auditors

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350