Form 10-Q
period 2003-09-30
LIQUIDMETAL TECHNOLOGIES
filed 2003-11-14
CIK 1141240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

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

Yes ☐ No ☒

As of November 14, 2003, there were 41,599,652 shares of the registrant’s common stock, $0.001 par value, outstanding.

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
Item 1 – Legal Proceedings
Item 2 – Changes in Securities and Use of Proceeds
Item 6 – Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements and Independent Accountants’ Report

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,593	$26,003
Marketable securities held-for-sale	—	3,068
Trade receivables, net	7,100	6,404
Inventories	5,008	2,506
Prepaid expenses and other current assets	954	2,112

Total current assets	21,655	40,093
PROPERTY, PLANT AND EQUIPMENT, NET	22,547	23,505
GOODWILL	184	184
OTHER INTANGIBLE ASSETS, NET	972	785
OTHER ASSETS	340	438

Total assets	$45,698	$65,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,978	$11,174
Net liabilities of discontinued operations	133	1,148
Deferred revenue	885	1,397
Long-term debt, current portion	1,935	—
Other liabilities, current portion	113	19

Total current liabilities	9,044	13,738
LONG-TERM DEBT, NET OF CURRENT PORTION	3,719	—
OTHER LONG-TERM LIABILITIES, NET OF CURRENT PORTION	228	74

Total liabilities	12,991	13,812

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1	21

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 41,599,652 shares issued and outstanding at September 30, 2003; and common stock, no par value, 200,000,000 shares authorized, 41,009,245 shares issued and outstanding at December 31, 2002	42	106,554
Paid in capital	127,136	20,326
Unamortized stock-based compensation	(187)	(480)
Accumulated deficit	(95,175)	(76,940)
Accumulated other comprehensive income	890	1,712

Total shareholders’ equity	32,706	51,172

Total liabilities and shareholders’ equity	$45,698	$65,005

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

REVENUE	$3,524	$3,655	$16,492	$7,262
COST OF SALES	4,882	2,524	15,154	4,393

Gross profit (loss)	(1,358)	1,131	1,338	2,869

OPERATING EXPENSES:
Selling, general, and administrative	3,732	3,912	12,943	9,041
Research and development	981	2,652	7,828	7,008

Total expenses	4,713	6,564	20,771	16,049

LOSS BEFORE INTEREST, OTHER INCOME, INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(6,071)	(5,433)	(19,433)	(13,180)
Interest expense	(106)	(6)	(284)	(1,109)
Interest income	53	297	286	393
Gain on sale of marketable securities held-for-sale	—	—	1,178	—

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(6,124)	(5,142)	(18,253)	(13,896)
Income taxes	—	—	(8)	—

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(6,124)	(5,142)	(18,261)	(13,896)
Minority interest in loss (income) of consolidated subsidiary	23	(76)	26	(86)

LOSS FROM CONTINUING OPERATIONS	(6,101)	(5,218)	(18,235)	(13,982)
Gain from disposal of discontinued retail golf segment, net	—	1,466	—	1,974

NET LOSS	(6,101)	(3,752)	(18,235)	(12,008)
Foreign exchange translation gain (loss)	687	(371)	846	(334)
Net unrealized gain (loss) on marketable securities held-for-sale (including transfer of realized gain of $1,178 for the nine months ended September 30, 2003)	—	182	(1,668)	182

COMPREHENSIVE LOSS	$(5,414)	$(3,941)	$(19,057)	$(12,160)

PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.15)	$(0.13)	$(0.44)	$(0.37)

Income from discontinued operations	$0.00	$0.04	$0.00	$0.05

Net loss	$(0.15)	$(0.09)	$(0.44)	$(0.32)

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2003
(in thousands, except share data)
(unaudited)

				Unamortized
				Stock-
				Based	Accumu-	Compre-
	Common	Common	Paid in	Compen-	lated	hensive
	Shares	Stock	Capital	sation	Deficit	Income (Loss)	Total

Balance, December 31, 2002	41,009,245	$106,554	$20,326	$(480)	$(76,940)	$1,712	$51,172
Stock options exercised	684,165	1,149	—	—	—	—	1,149
Repurchase of shares	(93,758)	(653)	—	—	—	—	(653)
Change in par value due to reincorporation	—	(107,008)	107,008	—	—	—	—
Stock-based compensation amortization	—	—	(203)	293	—	—	90
Exercise of warrants	—	—	5	—	—	—	5
Foreign exchange translation gain	—	—	—	—	—	846	846
Unrealized loss on marketable securities	—	—	—	—	—	(1,668)	(1,668)
Net loss	—	—	—	—	(18,235)	—	(18,235)

Balance, September 30, 2003	41,599,652	$42	$127,136	$(187)	$(95,175)	$890	$32,706

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	For the Nine Months
	Ended September 30,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(18,235)	$(12,008)
Gain on disposition of discontinued operations	—	(1,974)

Loss from continuing operations	(18,235)	(13,982)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Gain on sale of marketable securities held-for-sale	(1,178)	—
Gain on sale of property and equipment	—	(19)
Minority interest in (loss) income of consolidated subsidiary	(26)	86
Depreciation and amortization	3,775	742
Amortization of debt discount	—	912
Stock-based compensation	90	1,629
Bad debt expense	193	102
Warranty expense	457	—
Changes in operating assets and liabilities:
Accounts receivable	(889)	(3,031)
Inventories	(1,006)	(1,628)
Prepaid expenses and other current assets	1,158	(480)
Other assets	98	(119)
Accounts payable and accrued expenses	(6,056)	3,296
Deferred revenue	(512)	123
Other liabilities	—	(1)

Net cash used by continuing operations	(22,131)	(12,370)
Net cash used by discontinued operations	(1,015)	(2,256)

Net cash used by operating activities	(23,146)	(14,626)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,708)	(12,602)
Proceeds from sale of property and equipment	—	129
Purchases of marketable securities held-for-sale	—	(2,000)
Proceeds from sale of marketable securities held-for-sale	2,578	—
Purchase price of 51% investment in subsidiary, net of cash received of $407	—	74
Investment in patents and trademarks	(252)	(93)

Net cash used by investing activities	(382)	(14,492)

FINANCING ACTIVITIES:
Proceeds from borrowings	5,488	3,500
Repayment of borrowings	—	(7,400)
Repayment of other liabilities	(43)	(9)
Proceeds from issuance of common stock (net of offering costs)	—	70,721
Stock warrants exercised	5	—
Stock options exercised	899	460

Net cash provided by financing activities	6,349	67,272

EFFECT OF FOREIGN EXCHANGE TRANSLATION	(231)	(236)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,410)	37,918
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,003	2,230

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,593	$40,148

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$108	$439

Taxes paid	$126	$—

(continued)

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(in thousands, except share data)
(unaudited)

     During the nine months ended September 30, 2003, the Company reclassified $1,496 of machines from property, plant and equipment to inventory because the machines were sold in 2003.

     During the nine months ended September 30, 2003, the change in the foreign exchange rate between the U.S. Dollar and the South Korean Won resulted in a $166 gain related to the note payable, a $1,249 gain related to property, plant and equipment and a $6 loss related to minority interest in a consolidated subsidiary.

     During the nine months ended September 30, 2003, an option holder surrendered 93,758 shares of the Company’s common stock in-lieu of cash payment for the option exercise price of $250 and income taxes payable by the option holder of $403. The Company immediately canceled the common shares received in lieu of cash payment upon receipt of the shares.

     During the nine months ended September 30, 2003, the Company entered into a lease agreement for $291 of laboratory equipment that was recorded as a capital lease obligation. During the nine months ended September 30, 2002, the Company entered into a lease agreement for $107 of office furniture that was recorded as a capital lease obligation.

     During the nine months ended September 30, 2002, the Company recorded a net addition to shareholders’ equity of $1,149 comprised of stock-based compensation in the discontinued retail golf operations. Additionally, there was a $98 foreign exchange loss effect in the discontinued retail golf operations.

See notes to condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

1. Description of Business

     Liquidmetal Technologies, Inc. and its subsidiaries (collectively, the “Company”) are in the business of developing and commercializing products made from amorphous alloys. Liquidmetal Technologies, Inc. markets and sells Liquidmetal® alloy industrial coatings and also manufactures, markets and sells products and components from bulk Liquidmetal alloys that can be incorporated into the finished goods of its customers across a variety of industries. The Company also partners with third-party licensees and distributors to develop and commercialize Liquidmetal alloy products.

     The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. The bulk Liquidmetal alloy segment includes market opportunities to develop and sell components for electronic devices, medical devices, sporting goods, tooling and prototype sampling, and metal processing equipment. In addition, the bulk Liquidmetal alloy segment includes revenue and expenses from research and development services provided to both governmental entities and other businesses, as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

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

2. Liquidity

     The Company has experienced losses from continuing operations during the last two fiscal years and the nine months ended September 30, 2003 and has an accumulated deficit of $95,175 as of September 30, 2003. Cash used in continuing operations for the nine months ended September 30, 2003 and the fiscal year ended December 31, 2002 was $22,131 and $16,856, respectively, and it is likely that cash flow from continuing operations will be negative throughout the fourth quarter of 2003 and the year of 2004. At September 30, 2003, the Company’s principal source of liquidity is $8,593 of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. Management has sought to generate additional financial resources by reducing operating costs and is seeking additional sources of financing, including debt or equity funding. The ultimate success of the Company depends on its ability to obtain additional financing, to continue reducing operating costs and, ultimately, to generate higher revenue and attain profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Basis of Presentation and Recent Accounting Pronouncements

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

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

     Had the Company determined employee stock-based compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Loss from continuing operations:
As reported	$(6,101)	$(5,218)	$(18,235)	$(13,982)
Add: stock-based employee compensation expense (gain) included in reported net loss, net of related tax effects	(10)	31	44	200
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(232)	(246)	(5,427)	(5,064)

Proforma loss from continuing operations	$(6,343)	$(5,433)	$(23,618)	$(18,846)

Basic and diluted loss per share from continuing operations:
As reported	$(0.15)	$(0.13)	$(0.44)	$(0.37)
Proforma	(0.15)	(0.13)	(0.57)	(0.50)

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46, as it relates to variable interest entities created after January 31, 2003, did not impact the Company’s condensed consolidated financial statements. Additional provisions of FIN 46, which will become effective for the Company beginning on January 1, 2004, have not had, and are not anticipated by management to have a, material effect on the Company’s consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

4. Trade Receivables

     Trade receivables from continuing operations were comprised of the following:

	September 30,	December 31,
	2003	2002

Accounts receivable	$7,382	$6,681
Less: Allowance for doubtful accounts	(282)	(277)

Account receivable, net	$7,100	$6,404

5. Inventories

     Inventories from continuing operations were comprised of the following:

	September 30,	December 31,
	2003	2002

Raw materials	$3,237	$1,585
Work in process	1,232	592
Finished goods	539	329

Total inventories	$5,008	$2,506

6. Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2003	2002

Machinery and equipment	$12,381	$11,002
Office and computer equipment, software, furnishings, and improvements	2,970	2,465
Buildings	11,631	11,084
Construction in process of machinery and equipment and plant	—	403

Total	26,982	24,954
Accumulated depreciation	(4,435)	(1,449)

Total property, plant and equipment, net	$22,547	$23,505

     Depreciation expense was approximately $1,165 and $226 for the three months ended September 30, 2003 and 2002, respectively; and $3,397 and $676 for the nine months ended September 30, 2003 and 2002, respectively. During the three and nine months ended September 30, 2003, $258 and $571 of the depreciation expense was a result of accelerated depreciation expense due to a change in the estimated useful life of certain property, plant and equipment.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

7. Other Intangible Assets

     Other intangible assets consisted of the following:

	September 30,	December 31,
	2003	2002

Purchased and licensed patent rights	$458	$458
Internally developed patents	840	622
Trademarks	83	56

Total	1,381	1,136
Accumulated amortization	(409)	(351)

Total intangible assets, net	$972	$785

     Amortization expense was approximately $24 and $18 for the three months ended September 30, 2003 and 2002, respectively; and $65 and $66 for the nine months ended September 30, 2003 and 2002, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense

2004	$78
2005	75
2006	74
2007	74
2008	74

8. Product Warranty

     Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period. During the three and nine months ended September 30, 2003, the Company recorded $95 and $457 of warranty expense, respectively. The product warranty accrual balance is included in accounts payable and accrued expenses, and the warranty expense is included in selling, general, and administrative expenses. As of November 14, 2003, there have been no warranty claims paid.

9. Debt

     On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea. The loan bears interest at an annual rate of 7.1%. In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed. This loan is collateralized by the plant facilities and certain equipment in South Korea. During the first eighteen months from the origination date, interest was payable on a monthly basis. In October 2003, the Company paid $900 of principal at the request of Kookmin due to the sale of machines that had been part of the collateral on the loan. Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $900 of principal by January 2004 due to the Company’s current credit rating. Beginning in September 2004, the Company will be required to make equal monthly installments of principal and interest to repay the remaining balance of the loan.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

     Since this note is denominated in South Korea Won, the balance and payment amounts fluctuate with the exchange rate between the U.S. Dollar and the South Korean Won, resulting in the recognition of foreign exchange gains or losses that are included in other comprehensive income (loss). At September 30, 2003, the balance of the note was $5,654, resulting in the recognition of a cumulative foreign exchange gain of $166, which is included in the net foreign exchange gain included in other comprehensive income (loss) for the nine months ended September 30, 2003.

     On August 23, 2003, the Company entered into a short-term agreement with Shinhan Bank of South Korea in the amount of $ 1,000 which expires on May 30, 2004. The credit agreement is solely for the issuance of a letter of credit to vendors when our Korean subsidiary imports raw materials or other goods into South Korea. The facility is secured by any raw material or goods financed through the credit facility. As of November 14, 2003 , there were no borrowings outstanding under this agreement.

10. Discontinued Operations

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

     During the three and nine months ended September 30, 2003, there was no change in the estimate of expenses associated with the disposal of the discontinued retail golf operations. During the nine months ended September 30, 2002, the Company recorded a net gain change in estimate of $1,974 on the disposal of the discontinued retail golf segment that was primarily due to a change in the estimated value of stock-based compensation. The change in estimated value of the stock-based compensation was a result of the cumulative decrease of $3,010 in the fair market value of the common shares underlying the options granted to Paul Azinger. Additionally, there was a $98 gain due to the reversal of the accumulated foreign exchange gains after the liquidation of Liquidmetal Golf Europe Inc. These gains were partially offset by other changes in the estimated loss on disposal that included $572 of additional operating expenses, $57 increase in the allowance for doubtful accounts and $505 primarily for the reduction of the estimated disposal value of work-in-process inventory and equipment.

     At September 30, 2003, the net liabilities of the discontinued operations consisted entirely of current liabilities which are mostly attributed to warranty accruals. There were no assets associated with discontinued retail golf operations at September 30, 2003.

11. Stock Compensation Plan

     On April 4, 2002, the Company’s shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan authorizes the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights, with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of common stock may be granted under the 2002 Equity Plan. As of September 30, 2003, there are 313,315 options outstanding under the 2002 Equity Plan. The stock options are exercisable over a period determined by the Board of Directors or the Compensation Committee, but no longer than 10 years.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

     Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, the Company’s Board of Directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the plan. No additional options may be granted under the 1996 Company Plan. As of September 30, 2003, there were 3,764,632 options outstanding under the 1996 Company Plan.

     On April 4, 2002, the Company’s shareholders and Board of Directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s common stock may be granted under the 2002 Director Plan. There are 190,000 options outstanding under the 2002 Director Plan as of September 30, 2003.

     Additionally, the Company has 2,221,508 options outstanding at September 30, 2003 that were granted outside the 1996 Company Plan, the 2002 Equity Plan and the 2002 Director Plan.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2003 and 2002, respectively: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.6% to 3.8%.

     The following table summarizes the Company’s stock option transactions for the nine months ended September 30, 2003:

		Weighted
	Number of	Average
	Shares	Price

Options outstanding at December 31, 2002	8,182,348	$5.37
Granted	160,920	9.12
Exercised	(684,165)	(1.68)
Forfeited	(1,128,406)	(3.70)

Options outstanding at September 30, 2003	6,530,697	6.14

     The following table summarizes the Company’s stock option transactions for the nine months ended September 30, 2002:

		Weighted
	Number of	Average
	Shares	Price

Options outstanding at December 31, 2001	8,166,703	$4.53
Granted	482,298	14.79
Exercised	(283,873)	(1.62)
Forfeited	(324,199)	(4.02)

Options outstanding at September 30, 2002	8,040,929	5.26

     The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002, was $6.90 and $11.20, respectively. There were 4,663,580 options with a weighted average exercise price of $5.25 exercisable at September 30, 2003 and 4,283,553 options with a weighted average exercise price of $4.32 exercisable at September 30, 2002.

     Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the measurement date (“in-the-money”). In-the-money options of 541,636 with a weighted average

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

fair value of $4.39 were outstanding at September 30, 2003 and 1,246,927 options with a weighted average fair value of $4.53 were outstanding at September 30, 2002.

     The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of September 30, 2003:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted	Number of	Weighted
Range of	Number of options	Remaining Contract	Average	Options	Average
Option Price	Outstanding	Life (Years)	Option Price	Exercisable	Option Price

$0.00 - $1.55	376,345	7.3	$1.16	376,345	$1.16
$1.56 - $3.10	300,774	4.5	2.33	300,774	2.33
$3.11 - $4.65	2,240,943	7.2	4.65	1,977,389	4.65
$4.66 - $6.20	2,695,471	7.6	6.20	1,766,883	6.20
$6.21 - $7.75	7,540	9.2	7.25	707	7.17
$7.76 - $9.30	11,507	9.2	8.80	301	7.83
$9.31 - $10.85	203,065	9.2	10.41	—	—
$10.86 - $12.40	339,040	7.9	12.40	164,571	12.40
$12.41-$15.50	356,012	8.5	15.04	76,610	15.04

Total Options	6,530,697	7.4	6.14	4,663,580	5.25

12. Segment Reporting

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments. In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. The bulk Liquidmetal alloy segment includes market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting and leisure goods, tooling and prototype sampling (including demonstration parts and test samples), defense applications and metal processing equipment. The bulk Liquidmetal alloy segment also includes revenue and expenses from research and development services provided to both governmental entities and other businesses, as well as potential license fees, royalties, and other compensation from strategic partnering transactions. The expenses incurred by the bulk Liquidmetal alloy segment are primarily research and development costs and selling expenses associated with identifying and developing market opportunities. Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for its use in a wider variety of applications other than a thin protective coating applied to machinery and equipment. The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

     Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Bulk Alloy	Segment
	Coatings	Products	Totals

Three months ended September 30, 2003:
Revenue from external customers	$894	$2,630	$3,524
Gross profit (loss)	435	(1,793)	(1,358)
Total segment income (loss)	275	(3,713)	(3,438)
Total identifiable assets at end of period	1,055	33,005	34,060
Three months ended September 30, 2002:
Revenue from external customers	$1,234	$2,421	$3,655
Gross profit	569	562	1,131
Total segment income (loss)	358	(3,024)	(2,666)
Nine months ended September 30, 2003:
Revenue from external customers	$2,374	$14,118	$16,492
Gross profit	1,151	187	1,338
Total segment income (loss)	293	(10,672)	(10,379)
Nine months ended September 30, 2002:
Revenue from external customers	$3,862	$3,400	$7,262
Gross profit	1,824	1,045	2,869
Total segment income (loss)	1,284	(8,059)	(6,775)

     Reconciling information between total segment income (loss) and the Company’s net loss is shown in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Total segment loss	$(3,438)	$(2,666)	$(10,379)	$(6,775)
General and administrative expenses not allocated to segments	(2,633)	(2,767)	(9,054)	(6,405)

Loss before interest, other income, income taxes, minority interest and discontinued operations	(6,071)	(5,433)	(19,433)	(13,180)
Interest expense	(106)	(6)	(284)	(1,109)
Interest income	53	297	286	393
Gain on sale of marketable securities held-for-sale	—	—	1,178	—
Income taxes	—	—	(8)	—
Minority interest in loss (income) of consolidated subsidiary	23	(76)	26	(86)
Gain from disposal of discontinued retail golf segment, net	—	1,466	—	1,974

NET LOSS	$(6,101)	$(3,752)	$(18,235)	$(12,008)

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

     Reconciling information between identifiable segment assets and the Company’s consolidated assets is shown in the following table:

September 30,
2003

Total segment assets	$34,060
Cash and cash equivalents	8,380
Prepaid expenses and other current assets	391
Other property, plant and equipment	1,807
Other intangible assets, net	972
Other assets	88

Total consolidated assets	$45,698

     Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company’s cash balances, primarily proceeds from the sale of marketable securities and proceeds from the Kookmin loan (See note 9).

13. Income Taxes

     The provision for income tax benefit (expense) for the nine months ended September 30, 2003 and 2002, respectively, is calculated, when applicable, through the use of an estimated annual income tax rate based on projected annualized income (loss). The Company estimated that the effective tax rate for the nine months ended September 30, 2003 is insignificant. The Company estimated an effective tax rate of 0% for the nine months ended September 30, 2002 based on the Company’s reported losses.

14. Income (Loss) Per Common Share

     Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

	Three Months		Nine months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Weighted average basic shares	41,599,652	40,993,245	41,473,394	37,945,021
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted shares	41,599,652	40,993,245	41,473,394	37,945,021

     The effect of outstanding options and warrants to purchase common stock was excluded in the periods presented because the inclusion would have been antidilutive.

15. Commitments and Contingencies

     In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $830 has not been refunded as of September 30, 2003. On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commissions paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement. The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement.

     On December 20, 2002, the Company entered into an agreement with a third-party supplier to purchase raw materials during 2003 for a total of $3,488, of which the Company has purchased $845 as of July 30, 2003. On July 30, the Company and the third-party agreed to cancel this purchase agreement. On July 22, 2003, the Company entered into another agreement with a separate third party supplier to purchase a different type of raw materials for a total of $2,500 within twelve months from the date of this agreement. As of November 14, 2003, no purchases have been made under this agreement.

     During the second quarter of 2003, the Company sold notes receivable with recourse. The Company has contingent obligations of $171 for note receivables sold with recourse prior to September 30, 2003 that are outstanding as of November 14, 2003.

     The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceedings to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

16. Related Party Transactions

     In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets. The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000. At September 30, 2003, the Company had a remaining receivable balance of $1,575 due from LLPG. Subsequent to September 30, 2003, the Company received additional payments totaling $575.

     On July 29, 2002, the Company invested $2,000 in Growell Metal, Inc., (“Growell Metal”), a South Korean metals processing company which is publicly traded on South Korea’s KOSDAQ stock market. The Company acquired 891,100 shares (or approximately 5%) of Growell Metal’s outstanding common stock in this transaction. During the fourth quarter of 2002, Growell Metal’s spin-off of its electronics division resulted in the creation of a new company named Growell Electronics Inc (“Growell Electronics”). As a result of the spin- off, 30% of the Company’s 891,100 common shares of Growell Metal were exchanged for an equal number of shares in the common stock of Growell Electronics. During the year ended December 31, 2002, the Company sold its shares in Growell Electronics for approximately $1,432, resulting in a realized gain of $832. In April 2003, the Company sold its remaining shares in Growell Metal for approximately $2,578, resulting in a realized gain of approximately $1,178 and the reversal of the accumulated unrealized gain of $1,668, which is reported as other comprehensive loss in the accompanying condensed

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands, except share data)
(unaudited)

consolidated statement of operations. Currently, Growell Metal holds 92,167 shares (or approximately 0.2%) of the Company’s outstanding common stock.

     Under the terms of a supply agreement, the Company has engaged Growell Metal to produce Liquidmetal alloy ingots (“ingots”) for the Company to purchase and use as a raw material in the manufacture of products and components made of Liquidmetal alloys. The agreement is for a five-year period beginning in June 2002. Under the terms of this cost-plus arrangement, Growell Metal is paid a processing fee plus the cost of the raw materials used to produce the ingots. During the nine months ended September 30, 2003, Growell Metal purchased $3,126 of raw materials from the Company’s own raw material stock to use in the production of the ingots. The Company purchased $3,980 of ingots from Growell Metal during the nine months ended September 30, 2002. The net profit on the sale of the raw materials sold to Growell Metal is netted against the cost of the ingots purchased from Growell Metal. At September 30, 2003, the Company had a net payable of $176 to Growell Metal related to these transactions.

     During the first quarter of 2003, the Company sold $2,544 of casting equipment to Growell Metal for use in the processing of bulk Liquidmetal alloy products. As part of a five-year strategic agreement finalized in March 2003, Growell Metal has the exclusive right to manufacture and market automotive parts made from Liquidmetal alloys for customers in South Korea. The Company will receive royalty payments from the sale of Liquidmetal alloy parts produced and sold by Growell Metal. At September 30, 2003, the Company had a receivable of $2,134 from Growell Metal related to the sale of this equipment.

     During the year ended December 31, 2002, the Company sold $1,569 of furnace equipment to Growell Metal to produce ingots for the Company. The accumulated profit on these sales, $80, was deferred and will be amortized against cost of sales over the remaining term of the technology transfer agreement between Growell Metal and the Company. The agreement is for a two-year period beginning in February 2002. At September 30, 2003, the remaining deferred profit was $21. During the nine months ended September 30, 2003, the Company sold $7 of products and services to Growell Metal related to the maintenance of this furnace equipment. At September 30, 2003, the Company had a receivable of $161 from Growell Metal related to the sale of this equipment to Growell Metal.

     Subsequent to October 31, 2003, the Company received from Growell Metal some updated information regarding the status of Growell Metal’s ingot supply operations, and such information suggests that, due to financial challenges associated with the operations, Growell Metal may desire to modify its relationship with the Company. The Company and Growell Metal are currently discussing these issues. As of November 14, 2003, management believes it is too early to determine the outcome of these matters.

     The Company is a party to a license agreement with California Institute of Technology (“Caltech”) under which the Company exclusively licenses from Caltech certain inventions and technology relating to amorphous alloys. Professor William Johnson, a member of the Company’s Board of Directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to the Company under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory. During each of the nine months ended September 30, 2003 and 2002, the Company paid $50 to Caltech representing, respectively, the second and final installments on the $150 aggregate fees related to this agreement. Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the nine months ended September 30, 2003, amounted to $22 in reimbursements.

17. Cost Reduction Measures

     During the second quarter of 2003, the Company initiated activities to reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses. The total amount of the charges related to these actions was incurred during the second and third quarters of 2003 and included $288 for accelerated depreciation associated with a change in the estimated useful life of certain property and equipment, $72 for relocation of property and equipment, and $548 for voluntary termination benefits paid to 165 employees that accepted a voluntary termination package prior to September 30, 2003. All of these costs relate to the operations of the bulk alloy segment and were recorded as selling, general and administrative expenses.

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

OVERVIEW

     We are a materials technology company that develops and commercializes products made from amorphous alloys. Our Liquidmetal® family of alloys consists of a variety of coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop, manufacture, and sell products and components from bulk amorphous alloys that are incorporated into the finished goods of our customers, and we also market and sell amorphous alloy industrial coatings. We also partner with third-party licensees and distributors to develop and commercialize Liquidmetal alloy products. We have the exclusive right to develop, manufacture, and sell what we believe are the only commercially viable bulk amorphous alloys.

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

     Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloy products. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for the three and nine months ended September 30, 2002 contained in this section is based substantially on sales of Liquidmetal alloy coatings. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development; metal processing equipment; and research and development revenue relating primarily to defense and medical applications. We expect that these new sources of revenue will continue to significantly change the size and character of our revenue mix.

     The cost of sales for our Liquidmetal coatings segment consists primarily of the costs of outsourcing our manufacturing to third parties. Consistent with our expectations, our cost of sales has been increasing over historical results as we further build our bulk Liquidmetal alloy business. Although we plan to continue outsourcing the manufacturing of our coatings, we will internally manufacture many products derived from our bulk Liquidmetal alloys.

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

     On May 21, 2003, we completed a reincorporation by transitioning from a California corporation to a Delaware corporation. The reincorporation was effected through the merger of the former California entity into a newly created wholly owned Delaware subsidiary. The reincorporation changed the legal domicile of our company but did not result in any change to our business, management, employees, fiscal year, assets or liabilities, or location of facilities. As part of the reincorporation, each share of the California corporation was automatically converted into one share of the Delaware corporation.

     The following discussion and analysis of our financial condition and results of operations focuses on the historical results of our continuing operations.

Results of Operations

Comparison of the three months ended September 30, 2003 and 2002

     Revenue. Revenue decreased $0.2 million to $3.5 million in the three months ended September 30, 2003 from $3.7 million in the three months ended September 30, 2002. The revenue decrease was primarily due to a decrease of $0.3 million in the revenue generated by our coatings business as compared to the three months ended September 30, 2002. The revenue decrease was partially offset by an increase of $0.2 million in revenue generated by our bulk Liquidmetal alloys segment in the three months ended September 30, 2003. This increase in our bulk Liquidmetal alloy segment consisted of an increase of $0.8 million from research and development services related primarily to defense and medical applications and $0.1 million from the sale and prototyping of parts manufactured from bulk Liquidmetal alloys, offset by a $0.7 million decrease from the sale of metal processing equipment used primarily in the process of bulk Liquidmetal alloy products.

     Cost of Sales. Cost of sales increased to $4.9 million, or 138.5% of revenue, during the three months ended September 30, 2003 from $2.5 million, or 69.1% of revenue, in the three months ended September 30, 2002. The cost of sales as a percentage of revenue increased due to two primary factors: first, a higher percentage of plant operating costs allocated to manufacturing in the current period, as opposed to the same three month period in 2002 when our manufacturing facility was in the final stages of construction and significant in-plant spending was directed to research and development to support the ramp-up of manufacturing operations; and second, the impact of unprofitable electronic casing components and prototypes moving through our manufacturing mix.

     Although the cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product, we expect gross margin to improve in the upcoming quarters based on our decisions to limit production and prototyping to select products that require the high-performance qualities of Liquidmetal alloys and can be priced accordingly. Furthermore, we believe that our plan to secure strategic licensing and other relationships to advance the development of our technology and processes could also contribute to improved gross margins. The cost of sales for the products sold by the coatings business is expected to remain generally consistent because Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $3.7 million, or 106% of revenue, in the three months ended September 30, 2003 from $3.9 million, or 107% of revenue, in the three months ended September 30, 2002. This decrease was primarily a result of cost reduction activities from the prior quarter, which accounted for a decrease in salaries and wages of $0.3 million; decreased professional fees, consultant fees, and contract services of $0.2 million; and decreased travel expenses of $0.1 million. These cost savings were partially offset by increased insurance expense of $0.1 million; increased bad debt reserves of $0.1 million; increased product warranty expense of $0.1 million; and increased depreciation expense of $0.1 in the three months ended September 30, 2003.

     Research and Development Expenses. Research and development expenses decreased to $1.0 million, or 28% of revenue, in the three months ended September 30, 2003 from $2.7 million, or 73% of revenue, in the three months ended September 30, 2002. This decrease was partially the result of an intensive cost reduction program which began during the second quarter of 2003. Additionally, our manufacturing operations were brought on line during the third quarter of 2002, which accounted for a higher-than-normal research and development cost as the company worked to bring manufacturing equipment and processes on line. As a result, salaries and wages decreased by $0.7 million; travel decreased by $0.1 million, and professional fees, consultant fees, and contract services decreased by $0.9 million.

     Interest Expense. Interest expense was $0.1 million, or 3% of revenue, in the three months ended September 30, 2003 and was $6,000, or 0.2% of revenue, in the three months ended September 30, 2002. During the three months ended September 30, 2003, the interest expense was primarily due to interest accrued on the Kookmin Bank loan to our South Korean subsidiary that was made on February 4, 2003.

     Interest Income. Interest income was $0.1 million, or 2% of revenue, in the three months ended September 30, 2003 due to interest earned on short-term, investment grade, interest-bearing securities. During the three months ended September 30, 2002, interest income was $0.3 million, or 8% of revenue, which was interest earned from the proceeds of our May 22, 2002 initial public offering.

Comparison of the nine months ended September 30, 2003 and 2002

     Revenue. Revenue increased $9.2 million to $16.5 million in the nine months ended September 30, 2003 from $7.3 million in the nine months ended September 30, 2002. The increase was due to the $10.7 million increase in revenue earned by our bulk Liquidmetal alloy segment in the nine months ended September 30, 2003. This increase in our bulk Liquidmetal alloy segment revenue consisted of a revenue increase of $5.6 million from the sale of metal processing equipment primarily for use in the processing of bulk Liquidmetal alloy products, an increase of $2.3 million from the sale and prototyping of parts manufactured from bulk Liquidmetal alloys, and an increase of $2.8 million from research and development services related primarily to defense and medical applications. The increase in revenue earned by our bulk Liquidmetal alloy segment was offset by a decrease of $1.5 million in the revenue earned by our coatings business as compared to the nine months ended September 30, 2002.

     Cost of Sales. Cost of sales increased to $15.2 million, or 92% of revenue, during the nine months ended September 30,2003 from $4.4 million, or 61% of revenue, in the nine months ended September 30, 2002. The cost of sales as a percentage of revenue increased due to two primary factors: first, a higher percentage of plant operating costs allocated to manufacturing in the current period, as opposed to the same nine month period in 2002 when our manufacturing facility was in the final stages of construction and significant in-plant spending was directed to research and development to support the ramp-up of manufacturing operations; and second, the impact of unprofitable electronic casing components and prototypes moving through our manufacturing mix.

     Although the cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product, we expect gross margin to improve in the upcoming quarters based on our decisions to limit production and prototyping to select products that require the high-performance qualities of Liquidmetal alloys and can be priced accordingly. Furthermore, we believe that our plan to secure strategic licensing and other relationships to advance the development of our technology and processes could also contribute to improved gross margins. The cost of sales for the products sold by the coatings business is expected to remain generally consistent because Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $12.9 million, or 78% of revenue, in the nine months ended September 30, 2003 from $9.0 million, or 124% of revenue, in the nine months ended September 30, 2002. This increase was primarily a result of increased wages of $0.7 million; increased professional fees, consultant fees, and contract services of $0.5 million; increased insurance expense of $0.5 million; increased travel expenses of $0.1 million; increased property rent of $0.3 million; increased data communications expense of $0.2 million; increased product warranty expense of $0.5 million; increased depreciation expense of $0.3 million; and $0.3 million in expenses associated with the disposition of certain assets in the nine months ended September 30, 2003. These and other increases in selling, general and administrative expenses are associated with the development of our bulk Liquidmetal alloy business.

     Research and Development Expenses. Research and development expenses increased to $7.8 million, or 47% of revenue, in the nine months ended September 30, 2003 from $7.0 million, or 96% of revenue, in the nine months ended September 30, 2002. This increase was partially a result of expenses related to the continued research and development of new Liquidmetal alloys and related processing capabilities, developing new manufacturing techniques, and providing research grants to various institutions to advance the development of Liquidmetal alloys. In the category of research and development expenses, salaries and wages decreased by $0.5 million; travel decreased by $0.1 million; professional fees, consultant fees, and contract services decreased by $0.6 million; laboratory and prototyping expenses increased by $1.4 million; depreciation of research equipment increased by $0.3 million; and research grants to educational institutions increased by $0.2 million.

     Interest Expense. Interest expense was $0.3 million, or 2% of revenue, in the nine months ended September 30, 2003 and was $1.1 million, or 15% of revenue, in the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the interest expense was primarily due to interest accrued on the Kookmin Bank loan to our South Korean subsidiary made on February 4, 2003. During the nine months ended September 30, 2002, the interest expense was primarily due to the amortization of the fair value of warrants granted in connection with subordinated promissory notes we issued in February 2001.

     Interest Income. Interest income was $0.3 million, or 2% of revenue, in the nine months ended September 30, 2003 due to interest earned on short-term, investment grade, interest-bearing securities. During the nine months ended September 30, 2002, interest income was $0.4 million, or 5% of revenue, which was interest earned from the proceeds of our May 22, 2002 initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities, including our discontinued retail golf operations, used cash of $23.1 million for the nine months ended September 30, 2003 and $14.6 million for the nine months ended September 30, 2002. Cash used in operating activities for the nine months ended September 30, 2003 resulted from net cash used by discontinued operations of $1.0 million and net cash used by continuing operations of $22.1 million. Cash used in operating activities for the nine months ended September 30, 2002 resulted from net cash used by discontinued operations of $2.3 million and net cash used by continuing operations of $12.4 million. Our working capital was $12.6 million as of September 30, 2003. Cash used by continuing operations in the nine months ended September 30, 2003 resulted primarily from operating losses from continuing operations of $18.2 million and a decrease in accounts payable and accrued liabilities of $6.1 million.

     Our investing activities used cash of $0.4 million for the nine months ended September 30, 2003 for the acquisition of property and equipment of $2.7 million and investment in patents and trademarks of $0.3 million. These expenditures were partially offset by the net proceeds from the sale of marketable securities of $2.6 million.

     Our financing activities provided $6.3 million in cash for the nine months ended September 30, 2003, which consists of $5.5 million in proceeds from borrowings from Kookmin Bank and $0.9 million in proceeds from exercised stock options.

     We currently anticipate substantially lower capital expenditures for at least the next 12 months, given the completion of construction and purchase of manufacturing equipment for our plant in Pyongtaek, South Korea. We anticipate that our capital expenditures will be approximately $3.0 to $4.0 million for the full year 2003 for the acquisition of furniture, fixtures, and other business equipment. This amount is subject to change, however, depending upon the nature and the amount of the orders that we actually receive from customers.

     Our capital requirements during the next 12 months will depend on numerous factors, including the success of our existing products, the development of new applications for Liquidmetal alloys, the resources we devote to develop and support our Liquidmetal alloy products, and the success of pursuing strategic licensing and funded product development relationships with external partners. During the next 12 months, we expect to continue to devote additional capital to our research and development activities, to further develop and strengthen our manufacturing technology, and to provide for working capital and other general corporate purposes. These expenses and capital expenditures could consume a material amount of our cash resources, however, the amount of these requirements will depend on the nature and amount of orders we receive for the purchase of our bulk Liquidmetal alloy products.

     Our business is based on commercializing an entirely new and unique technology, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about order flow, unit volumes, manufacturing efficiencies, product cost and pricing, continuing technology improvements, customer adoption practices, strategic licensing relationships and other relevant matters. These assumptions take into account recent significant cost reductions, as well as recent improvements to our manufacturing processes. We have experienced losses from continuing operations during the last two fiscal years and the nine months ended September 30, 2003 and have an accumulated deficit of $95.2 million as of September 30, 2003. Cash used in continuing operations for the nine months ended September 30, 2003 and the fiscal year ended December 31, 2002 was $22.1 million and $16.9 million, respectively, and it is likely that cash flow from continuing operations will be negative throughout the fourth quarter of 2003 and 2004. At September 30, 2003, our principal source of liquidity is $8.6 million of cash and cash equivalents. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time without receiving additional funding. These operating results occurred while we were developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on our financial resources. We have sought to generate additional financial resources by reducing operating costs and are seeking additional sources of financing, including debt or equity funding. Our ultimate success depends on our ability to obtain additional financing, to continue reducing operating costs and, ultimately to generate higher revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution.

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

     As of September 30, 2003, we have used the $70.7 million of net proceeds from the Offering. We used approximately $7.8 million of the net proceeds from the Offering to repay all outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facility in South Korea, $14.3 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to production and sale of equipment used in the production process of Liquidmetal alloy products, and $0.3 million to purchase the 51% interest in our majority owned Dongyang subsidiary. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, which supplies a portion of the Liquidmetal alloy ingots used in our manufacturing operations in Korea. We have since sold such stock. We used the remaining proceeds of $32.7 million for working capital, excluding $2.1 million paid to Paul Azinger for amounts due under the terms of his terminated endorsement agreement with our discontinued retail golf operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. Adoption of SFAS No. 143 did not have a material impact on our financial statements.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46, as it relates to variable interest entities created after January 31, 2003, did not impact the Company’s condensed consolidated financial statements. Additional provisions of FIN 46, which will become effective for the Company beginning on January 1, 2004, have not had, and are not anticipated by management to have a, material effect on the Company’s consolidated financial statements.

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

PART II
OTHER INFORMATION

Item 1 – Legal Proceedings.

     We may be involved in various legal proceedings in the normal course of business. As of the date of this report on Form 10-Q, we are not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

Item 2 – Change in Securities and Use of Proceeds.

     Pursuant to the our Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002 (Registration No. 333-73716), we closed an initial public offering of 5,000,000 shares of common stock on May 28, 2002, plus an additional 229,000 shares on September 10, 2002 pursuant to an overallotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated aggregate cash proceeds during the 2002 second quarter of $78.4 million. The net proceeds were $70.7 million after deducting underwriting commissions of $5.5 million and other transaction fees of $2.2 million. The managing underwriters for the Offering were Merrill Lynch & Co., UBS Warburg and Robert W. Baird & Co.

     As of September 30, 2003, we have used the $70.7 million of net proceeds from the Offering. We used approximately $7.8 million of the net proceeds from the Offering to repay all of our outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facilities in South Korea, $14.3 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to the production and sale of equipment used in the production process of Liquidmetal alloy products, and $0.3 million to purchase the 51% interest in our majority owned Dongyang subsidiary. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, which supplies a portion of the Liquidmetal alloy ingots used in our manufacturing process in Korea.We have since sold such stock. We used approximately $32.7 million of the net proceeds for working capital, excluding $2.1 million paid to Paul Azinger for amounts due under the terms of his endorsement agreement.

Item 6 – Exhibits and Reports on Form 8-K.

(a) Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number	Description of Document

10.1	Second Amendment of Lease, dated October 3, 2003, between Liquidmetal Technologies, Inc. and Plaza Associates IV, Ltd.

10.2	Amendment No. 2 to Employment Agreement, dated September 1, 2003, between Liquidmetal Technologies, Inc. and James Kang.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 (e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 (e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Operating and Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

     1.     A Report on Form 8-K was filed on July 31, 2003 (Items 7 and 12.). The report contained information regarding Liquidmetal Technologies, Inc.’s earnings release issued on July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date:November 14,2003	/s/ John Kang

John Kang
President & Chief Executive Officer
(Principal Executive Officer)

Date:November 14,2003	/s/ Brian McDougall

Brian McDougall
Executive Vice President & Chief Operating and Financial Officer
(Principal Financial Officer)