Form 10-K
period 2003-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2004-11-10
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File No. 000-31332

LIQUIDMETAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-0121262
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

25800 Commercentre Drive, Suite 100
Lake Forest, California 92630
(address of principal executive office, zip code)
Registrant’s telephone number, including area code: (949) 206-8000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each Class
Common Stock, .001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☐  No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes ☒ No ☐
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $34,793,699. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $1.42 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2004, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of June 30, 2004 is deemed to be an affiliate.

PART I

Forward-Looking Statements

     This annual report on Form 10-K of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s current expectations, estimates, forecasts, and projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or result. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that Liquidmetal Technologies, Inc.’s actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of this report entitled “Factors Affecting Future Results,” as well as the following risks and uncertainties:

•	Our history of losses and uncertainty surrounding our ability to achieve profitability;

•	Our limited history of manufacturing products from bulk amorphous alloys;

•	Lengthy customer adoption cycles and unpredictable customer adoption practices;

•	Our ability to identify, develop, and commercialize new product applications;

•	Competition from other materials;

•	Our ability to consummate strategic partnerships in the future;

•	The potential for manufacturing problems or delays;

•	Potential difficulties associated with protecting or expanding our intellectual property position; and

•	Pending shareholder litigation against the Company

     Liquidmetal Technologies, Inc. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

Overview

     We are a materials technology company that develops and commercializes products made from amorphous alloys. Our Liquidmetal® family of alloys consists of a variety of proprietary coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop, manufacture, and sell products and components from bulk amorphous alloys to customers in various industries, and we also partner with third-party licensees and distributors to develop and commercialize bulk Liquidmetal alloy products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace. In addition to our bulk alloys, we market and sell a line of proprietary amorphous alloy-based industrial coatings under the Liquidmetal® ArmacorTM Coatings brand.

     Amorphous alloys are unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, our zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

General Corporate Information

     We were originally incorporated in California in 1987, and we reincorporated in Delaware in May 2003. Our principal executive offices are located at 25800 Commercentre Dr., Suite 100, Lake Forest, California 92630. Our telephone number at that address is (949) 206-8000. Previously, our principal executive offices were located in Tampa, Florida. In December 2003, we consolidated all corporate functions into our Lake Forest facility, which had previously served as our principal research and development office. Our Internet website address is www.liquidmetal.com and all of our filings with the Securities and Exchange Commission are available free of charge on our website.

Our Technology

     The performance, processing, and potential cost advantages of Liquidmetal alloys are a function of their unique atomic structure and their proprietary material composition.

     Unique Atomic Structure

     The atomic structure of Liquidmetal alloys is the fundamental feature that differentiates them from other alloys and metals. In the molten state, the atomic particles of all alloys and metals have an amorphous atomic structure, which means that the atomic particles appear in a completely random structure with no discernible patterns. However, when non-amorphous alloys and metals are cooled to a solid state, their atoms bond together in a repeating pattern of regular and predictable shapes, or crystalline grains. This process is analogous to the way ice forms when water freezes and crystallizes. In non-amorphous metals and alloys, the individual crystalline grains contain naturally occurring structural defects that limit the potential strength and performance characteristics of the material. These defects, known as dislocations, consist of discontinuities or inconsistencies in the patterned atomic structure of each grain. Unlike other alloys and metals, bulk Liquidmetal alloys can retain their amorphous atomic structure throughout the solidification process and therefore do not develop crystalline grains and the associated dislocations. Consequently, bulk Liquidmetal alloys exhibit superior strength and other superior performance characteristics compared to their crystalline counterparts. Our Liquidmetal alloy coatings, in contrast to our bulk alloys, have a crystalline atomic structure when initially applied, but their atomic structure becomes amorphous as the coatings rub against surfaces under force, thus improving their performance over time.

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

Advantages of Liquidmetal Alloys

     Liquidmetal alloys possess a unique combination of performance, processing and cost advantages that we believe makes them superior in many ways to other commercially available materials for a variety of existing and potential future product applications.

     Performance Advantages

     Our bulk Liquidmetal alloys provide several distinct performance advantages over other materials, and we believe that these advantages make the alloys desirable in applications that require high strength, strength-to-weight ratio, elasticity and hardness. The following graphs compare the strength, strength-to-weight ratio, elasticity and hardness properties of our zirconium-titanium bulk alloy composition (as measured in laboratory tests) against those of several other alloys that are widely used today in commercial applications.

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

Hardness

     Hardness measures a material’s ability to resist penetration and wear by another material. In the widely used Vickers hardness test, a diamond point is pressed slowly against the surface of the material with a prescribed force. The area of the dent is measured to yield the Vickers hardness number. Hardness is important in applications that are subject to wear and cosmetic durability, such as cell phone casings.

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

     Processing Advantages

     The processing of a material generally refers to how a material is shaped, formed, or combined with other materials to create a finished product. Bulk Liquidmetal alloys possess processing characteristics that we believe make them preferable to other materials in a wide variety of applications. In particular, our alloys are amenable to processing options that are similar in many respects to those associated with plastics. For example, we believe that bulk Liquidmetal alloys have superior net-shape casting capabilities as compared to high-strength crystalline metals and alloys. “Net-shape casting” is a type of casting that permits the creation of near-to-net shaped products that do not require much costly post-cast processing or machining. Additionally, unlike most metals and alloys, our bulk Liquidmetal alloys are capable of being thermoplastically molded in bulk form. Thermoplastic molding consists of heating a solid piece of material until it is transformed into a moldable state, although at temperatures much lower than the melting temperature, and then introducing it into a mold to form near-to-net shaped products. Accordingly, thermoplastic molding can be beneficial and economical for net shape fabrication of high-strength products.

     Bulk Liquidmetal alloys also permit the creation of composite materials that cannot be created with most non-amorphous metals and alloys. A composite is a material that is made from two or more different types of materials. In general, the ability to create composites is beneficial because constituent materials can be combined with one another to optimize the composite’s performance characteristics for different applications. In other metals and alloys, the high temperatures required for processing could damage some of the composite’s constituent materials and therefore limit their utility. However, the relatively low melting temperatures of bulk Liquidmetal alloys allow mild processing conditions that eliminate or limit damage to the constituent materials when creating composites. In addition to composites, we believe that the processing advantages of Liquidmetal alloys will ultimately allow for a variety of other finished forms, including a coating or a spray. Most high-strength metals and alloys cannot be processed into these forms.

     Notwithstanding the foregoing advantages, our bulk Liquidmetal alloys possess certain limitations relative to processing. The beneficial processing features of our bulk alloys are made possible in part by the alloys’ relatively low melting temperatures. Although a lower melting temperature is a beneficial characteristic for processing purposes, it renders certain bulk alloy compositions unsuitable for certain high-temperature applications, such as jet engine exhaust components. Additionally, the current one-inch thickness limitation of our zirconium-titanium bulk alloy renders our alloys currently unsuitable for use as structural materials in large-scale applications, such as load-bearing beams in building construction. We are currently engaged in research and development with the goal of developing processing technology and new alloy compositions that will enable our bulk alloys to be formed into thicker objects.

     Cost Advantages

     Liquidmetal alloys have the potential to provide cost advantages over other high-strength metals and alloys in certain applications. Because bulk Liquidmetal alloys have processing characteristics similar in some respects to plastics, which lends itself to near-to-net shape casting and molding, Liquidmetal alloys can in many cases be shaped efficiently into intricate, engineered products. This capability can eliminate or reduce certain post-casting steps, such as machining and re-forming, and therefore has the potential to significantly reduce processing costs associated with making parts in high volume.

     Additionally, because the near-to-net shape processing of Liquidmetal alloys reduces the need for capital-intensive heavy industrial equipment such as that found in foundry and forging operations, Liquidmetal alloys can be processed with a smaller machinery footprint, which allows for more efficient development of facilities and reduced permitting and regulatory costs. We believe that these advantages may allow our customers an opportunity to maintain or improve the performance of their products without a commensurate increase in cost.

Our Strategy

     As a result of the experience and knowledge that we have gained through our manufacturing activities to date, and recognizing that developing and commercializing a revolutionary new technology is an evolutionary process, we are continually modifying our business strategy to enable us to better capitalize on our evolving core strengths and more effectively pursue revenue growth and profitability. The key elements of our strategy include:

•	Identifying and Developing New Applications for Our Liquidmetal Alloy Technology. We intend to continue to identify and develop new applications that will benefit from the performance, processing, and cost advantages of Liquidmetal alloys.

•	Focusing Our Marketing and Internal Manufacturing Activities on Select Products with Expected Higher Gross-Margins. We intend to focus our marketing and internal manufacturing activities on select products with anticipated higher gross margins, as compared to products with high unit volumes and thin or unpredictable gross margins. This strategy is designed to align our product development initiatives with our still-developing manufacturing processes and manufacturing cost structure, and to reduce our exposure to more commodity-type product applications that are prone to unpredictable demand and fluctuating pricing. Our focus is primarily on higher-margin products that possess design features that take optimal advantage of our existing and developing manufacturing technology and that command a premium price commensurate with the performance advantages of our alloys. In addition to our focus on products with higher gross margins, we will continue to engage in prototype manufacturing, both for internally manufactured products and for products that will ultimately be licensed to or manufactured by third parties.

•	Further Developing Our Manufacturing Processes, Capabilities, and Efficiencies for Bulk Liquidmetal Alloys. We intend to improve and enhance our internal manufacturing processes, capabilities, and efficiencies in order to maintain quality control over products made from bulk Liquidmetal alloys, to focus on improvements to the processing of our alloys, and to protect our intellectual property. As our alloys become more pervasive, however, we expect to enter into additional strategic relationships that would involve the licensing of Liquidmetal technology to third parties for certain market segments.

•	Pursuing Strategic Partnerships In Order to More Rapidly Develop and Commercialize Products. We intend to actively pursue and support strategic partnerships that will enable us to leverage the resources, strength, and technologies of other companies in order to more rapidly develop and commercialize products. These partnerships may include licensing transactions in which we license full commercial rights to our technology in a specific application area, or they may include transactions of a more limited scope in which, for example, we outsource manufacturing activities or grant distribution rights. We believe that utilizing such a partnering strategy will enable us to reduce our working capital burden, better fund product development efforts, better understand customer adoption practices, leverage the technical and financial resources of our partners, and more effectively handle product design and process challenges. As this partnering strategy evolves, a growing portion of our revenue mix may be comprised of revenue from the provision of product development services, technical support, and engineering services, as well as revenues from royalties on the sale of Liquidmetal alloy products by our partners.

•	Advancing the Liquidmetal® Brand. We believe that building our corporate brand will foster continued adoption of our technology. Our goal is to position Liquidmetal alloys as a superior substitute for materials currently used in a variety of products across a range of industries. Furthermore, we seek to establish Liquidmetal alloys as an enabling technology that will facilitate the creation of a broad range of commercially viable new products. To enhance industry awareness of our Company and increase demand for Liquidmetal alloys, we are reviewing various brand development strategies that could include collaborative advertising and promotional campaigns with select customers, industry conference and trade show appearances, public relations, and other means.

Initial Applications

     We have focused our commercialization efforts for Liquidmetal alloys on five identified product areas. We believe that these areas are consistent with our strategy in terms of market size, building brand recognition, and providing an opportunity to develop and refine our processing capabilities. Although we believe that strategic partnering transactions could create valuable opportunities beyond the parameters of these target markets, we anticipate continuing to pursue these markets both internally and in conjunction with partners.

     Casings for Electronic Products

     We produce casing components for electronic devices using our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these casings in certain applications. Bulk Liquidmetal alloys can be used for various structural components of a cellular phone, including the shield, faceplate, hinge, hinge housings, back plate, side plates, and the “clamshell” on so-called flip-phones. We initially targeted the electronic casings market because of its potential for high product volumes and branding opportunities; however, unpredictable customer adoption practices, short product model lives, processing limitations, and intense pricing pressures make it very challenging to compete in this high-volume market. Accordingly, we are currently limiting our focus in this market to higher-margin applications that have the potential to benefit from the unique performance characteristics of bulk Liquidmetal alloys. We continue to believe that the high strength-to-weight ratio and elastic limit of bulk Liquidmetal alloys enable the production of stronger and thinner electronic devices as compared to plastic, zinc, and magnesium, and we intend to limit our casings focus on products in which our customers are willing to pay a premium for these design and performance benefits.

     Through our shipments to date, we have demonstrated that bulk Liquidmetal alloys can be used for structural components of cellular phones and other electronic devices. During 2003, we shipped production quantities of cell phone components to Samsung Electronics Company and KTFT (Korea Telecom) for inclusion in various cellular phone models, and more recently have begun manufacturing production units of cellular phone casing components for Vertu Limited, the luxury communication products subsidiary of Nokia.

     Sporting Goods and Leisure Products

     We are developing a variety of applications for Liquidmetal alloys in the sporting goods and leisure products area.

     In the sporting goods industry, we believe that the high strength, hardness, and elasticity of our bulk alloys have the potential to enhance performance in a variety of products, and we further believe that many sporting goods products are conducive to our internal manufacturing strategy of focusing on high-margin products that meet our design criteria. Substantial opportunities also exist for our amorphous alloy coatings, powders and composites. In 2003, Rawlings Sporting Goods Company launched a new line of baseball and softball bats that utilize a Liquidmetal alloy coating, and HEAD NV Sport launched a new line of HEAD® Liquidmetal® tennis racquets that incorporates Liquidmetal alloy in composite form in their racquet design. We are continuing to work with golf companies for the development of golf club components made from bulk Liquidmetal alloys. Other potential applications for our alloys in this industry include eyewear, fishing, hunting, diving, bicycle, skate and snow skiing products.

     In the leisure products category, we believe that bulk Liquidmetal alloys can be used to efficiently produce intricately engineered designs with high-quality finishes, such as premium watchcases, and we further believe that Liquidmetal alloy technology can be used to make high-quality, high-strength jewelry from precious metals. We have successfully produced prototype rings made from an amorphous Liquidmetal platinum alloy that is harder (and hence more scratch resistant) than conventional platinum jewelry. In 2003, a special-edition concept chronograph timepiece featuring our titanium-zirconium Liquidmetal alloy was showcased by luxury watchmaker TAG Heuer at the renowned Basel Watch and Jewelry Show in Basel, Switzerland.

     In order to accelerate the commercialization of Liquidmetal alloys in the jewelry and high-end luxury products market, in June 2003 we entered into a strategic licensing transaction with LLPG, Inc., a corporation headed by a former director of our company with ties to the Swiss jewelry and luxury goods market. Under this agreement, LLPG was granted a 10-year exclusive worldwide license to manufacture and sell a variety of luxury goods, including watchcases and precious-metal jewelry, utilizing Liquidmetal alloys. Under the agreement, we are entitled to royalties over the life of the contract on all products produced and sold by LLPG. The transaction with LLPG is indicative of our secondary strategy to license our technology in select markets where it is advantageous to leverage the financial resources of qualified outside partners.

     Medical Devices

     We are engaged in product development efforts relating to various medical devices that could be made from Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide a combination of performance and cost benefits that could make them a desirable replacement to incumbent materials, such as stainless steel and titanium, currently used in various medical device applications. Our greatest emphasis in 2003 and ongoing in 2004 has been on surgical instrument applications for Liquidmetal alloys. These include, but are not limited to, specialized blades, orthopedic instruments utilized for implant surgery procedures, ultrasonic devices, dental devices, external fixation devices and general surgery devices. The potential value offered by our alloys is high performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape cast into components, thus reducing costs of secondary processing. The status of most components in the prototyping phase is subject to non-disclosure agreements with our customers; however, certain products in the aforementioned categories are expected to move into production by the end of 2004 or early 2005.

     We believe that our future success in the medical device market will be driven largely by strategically aligning ourselves with well-established companies that are uniquely positioned to facilitate the introduction of Liquidmetal alloys into this market, especially as it relates to the unique processing challenges and stringent material qualification requirements that are prevalent in this industry. We also believe that our prospects for success in this market will be enhanced through our focus on optimizing existing alloy compositions and developing new alloy compositions to satisfy the industry’s rigorous material qualification standards. For example, we are currently working with DePuy Orthopaedics, Inc., a Johnson & Johnson company, to develop an alloy for orthopedic implants and instruments in the knee replacement device market. Our agreement with DePuy gives them the exclusive worldwide right and license to market and sell knee replacement devices that incorporate Liquidmetal alloys. We are also in the early stages of working with other orthopedic companies to identify surgical instrument or device applications that would benefit from utilizing Liquidmetal alloys.

     Industrial Coatings and Powders

     We continue to market and sell amorphous alloy industrial coatings and powders under the Liquidmetal® ArmacorTM Coatings brand name. Liquidmetal alloy coatings are used primarily as a protective coating for industrial machinery and equipment. Since the inception of this business in the late 1980s, our proprietary coatings have demonstrated a high degree of hardness and low coefficient of friction which, when combined with their strong adhesion properties, reduce the wear and consequent failure of the machinery and equipment on which they are used. In contrast to our bulk alloys, we sell Liquidmetal coatings primarily in the form of a wire or powder feedstock that is melted and applied to machinery or equipment through welding or thermal spray processes.

     Our Liquidmetal coatings are widely used in the oil drilling industry as a protective coating on drill pipe and casings, and we estimate that our coatings represent a dominant share of annual worldwide sales of hard band coatings for new oil drill pipe. Drilling often places tremendous stress on pipes and casings, especially whenever the drill changes direction. Both the drill pipe and casing experience excessive wear, which leads to higher replacement costs and greater failure rates. Liquidmetal coatings are used to provide a protective coating, or hard band, around the outside of the drill pipe and the inside of casings to reduce wear and failure rates and accordingly reduce operating costs. Our principal coatings customers currently include Grant Prideco, Inc., and TAFA, Inc. among other distributors and applicators.

     Liquidmetal coatings have also been sold into the power generation industry specifically for the purpose of coating boiler tubes in coal-burning power plants in order to extend the lives of these boilers. Boiler tubes are subject to high heat, erosion, and corrosion and often require costly replacement, both in terms of replacement parts and length of downtime for installation. Additionally, residue build-up in boiler tubes of coal burning power plants creates operating inefficiencies. Historic performance and testing of Liquidmetal coatings have demonstrated that our coatings extend the life of these boiler tubes meaningfully beyond their current average life depending on the specific environment. In addition, our coatings have demonstrated the ability to reduce build-up of residue on boiler tubes, helping to improve the efficiencies of the boilers. Historically, we have not concentrated sales efforts on the boiler tube market in a substantial way. However, given the size of the market and potential opportunities for our coatings, we have recently dedicated greater effort to this area by, among other initial steps, establishing a team of independent industrial sales representatives who are now including our coatings in their product portfolios. In addition to boiler tubes, these sales representatives are soliciting other OEM product applications for Liquidmetal coatings.

     Defense Applications

     We are working with the U.S. Department of Defense, as well as a variety of defense-related research and development agencies and large defense contractors, to develop various defense-related applications for Liquidmetal alloys. For example, we are currently developing prototype kinetic energy penetrator rods for use in armor-piercing ammunition systems. Kinetic energy penetrators, or KEPs, are armor piercing munitions that are currently made primarily from depleted uranium or tungsten. Initial live-fire ballistic tests under the Liquidmetal KEP program have demonstrated that tungsten KEPs perform better whenever Liquidmetal alloy is combined with the tungsten to create a composite material. In August 2003, we signed a new $3.0 million research and development contract with the U.S. Army for the development of KEPs. Our strategy is to orient the KEP program toward future systems such as the Joint Strike Fighter program and the Army’s Future Combat System.

     In addition to funding the Army KEP program in 2005, the Department of Defense Spending Bill for 2005 contains money to support the development of an advanced Liquidmetal alloy for use in aerospace applications. Lockheed Martin has joined Liquidmetal Technologies for this new program that will be managed by the U.S. Navy. Liquidmetal is also working with NASA to conduct an experiment to use Liquidmetal alloys as the optical surface for spaced-based telescopes.

     We also continue to work with a number of defense-related research and development agencies and large defense companies to identify additional military applications that may benefit from using Liquidmetal alloys. We believe that our alloys are well-positioned to capitalize on the trend toward lighter but stronger weapon systems in the U.S. military, and our strategy is to align ourselves with the largest and most significant players in this industry. Product development programs for defense applications are currently underway with several leading defense contractors, including Alliant Techsystems, General Dynamics and Lockheed Martin.

Liquidmetal Golf

     From 1997 until September 2001, we engaged in the retail marketing and sale of golf clubs through a majority owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001 and is now treated as a discontinued operation in our consolidated financial statements. Although the retail golf club business has been discontinued, Liquidmetal Golf will be engaged in the business of manufacturing and selling golf club components to golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Liquidmetal Technologies owns 79% of the outstanding common equity in Liquidmetal Golf.

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

Our Intellectual Property

     Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 24 owned or licensed U.S. patents and numerous patent applications relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

     Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have purchased patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology acquired from Caltech through a license agreement (“Caltech License Agreement”) with Caltech. Under the Caltech license agreement, we have the exclusive worldwide right to make, use, and sell products from all of Caltech’s inventions, proprietary information, know-how, and other technology relating to amorphous alloys existing as of September 1, 2001. We also have an exclusive worldwide license to nine issued patents and four patent applications held by Caltech relating to amorphous alloy technology, as well as all related foreign counterpart patents and patent applications. Of the patents currently issued to Caltech and licensed by the Company, the earliest expiration date is 2013 and the latest expiration date is 2021. Furthermore, the license agreement gives us the exclusive right to make, use, and sell products from substantially all amorphous alloy technology that is developed in Professor William Johnson’s Caltech laboratory during the period September 1, 2001 through August 31, 2005. All fees and other amounts payable by us for these rights and licenses have been paid in full, and no further royalties, license fees, or other amounts will be payable in the future under this license agreement.

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

     Under the license agreement, we have the right to sublicense any of the licensed technology or patents. The license agreement also provides that Caltech reserves the right to use the licensed technology and patents for noncommercial educational and research purposes. The patents and patent applications that we license from Caltech relate primarily to the composition and processing of our alloys. The currently issued U.S. patents covered by the license agreement will expire between 2013 and 2021.

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

     In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys, the composition of our coatings and powders, and the processing of our alloys. The patents relating to our coatings expire on various dates between 2005 and 2017, and the patents relating to our bulk amorphous alloys expire on various dates between 2013 and 2021. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

Research and Development

     We are engaged in ongoing research and development programs that are driven by the following key objectives:

•	Enhance Material Processing and Manufacturing Efficiencies. We plan to continue research and development of processes and compositions that will decrease our cost of making products from Liquidmetal alloys.

•	Optimize Existing Alloys and Develop New Compositions. We believe that the primary technology driver of our business will continue to be our proprietary alloy compositions. We plan to continue research and development on new alloy compositions to generate a broader class of amorphous alloys with a wider range of specialized performance characteristics. During 2003 and continuing into 2004, we have successfully expanded our portfolio of bulk amorphous alloys to include additional zirconium-titanium alloys, as well as alloys based on other metals, such as iron and platinum. Although these various compositions are at different stages of development and only a few are currently suitable for commercial use, we believe that a larger alloy portfolio will enable us to increase the attractiveness of our alloys as an alternative to incumbent materials and, in certain cases, drive down product costs. We also believe that our ability to optimize our existing alloy compositions will enable us to better tailor our alloys to our customers’ specific application requirements.

•	Develop New Applications. We will continue research and development of new applications for Liquidmetal alloys. We believe the range of potential applications will broaden by expanding the forms, compositions, and methods of processing of our alloys.

     We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. Our internal research and development efforts are currently focused on product and process development. Our internal research and development efforts are conducted by a team of 21 scientists, engineers and researchers whom we either employ directly or engage as consultants. Included among this team are Professor William Johnson, who discovered our initial bulk amorphous alloy at Caltech in 1993, and his graduate student at the time, Atakan Peker, who is employed as our Vice President of Technology. Professor Johnson was an employee of our company from October 2001 through December 2003 and then became a consultant to the Company. Professor Johnson continues to be a member of our board of directors.

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

     We also enter into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2003, 2002, and 2001 were $8.9 million, $11.8 million, and $1.7 million, respectively.

Manufacturing

     We currently own and operate a 166,000 square foot manufacturing facility in Pyongtaek, South Korea, which became operational in the third quarter of 2002. We believe that this facility will meet our anticipated manufacturing needs for the foreseeable future, although these needs may change depending upon the actual and forecasted orders we receive for our products. We currently intend to develop supplemental research and development, prototyping and manufacturing capabilities elsewhere, including the United States, for purposes of meeting our long-term manufacturing needs and our customers’ requirements. In December 2003, we entered into a license agreement with Florida Custom Mold, Inc., a Clearwater, Florida-based company that specializes in high-quality mold design and injection molding services, under which Florida Custom Mold is currently acting as a contract manufacturer to our company for purposes of producing prototypes of certain defense and medical products.

Raw Materials

     Liquidmetal alloy compositions are comprised of many elements, all of which are available commodity products. We believe that each of these raw materials is readily available in sufficient quantities from multiple sources on commercially acceptable terms. However, any substantial increase in the price or interruption in the supply of these materials could have an adverse effect on our profitability.

Customers

     During 2003, three customers accounted for 10% or more of our revenue from continuing operations. After giving effect to the restatement described in Note 2 to the consolidated financial statements included in this annual report on Form 10-K, revenue from Samsung represented 10% of revenue, revenue from LLPG, Inc. represented 12% and defense-related contracts with three departments of the United States of America represented 16% of revenue from continuing operations for the year ended December 31, 2003. During the year ended December 31, 2002, revenue from Samsung represented 15% of revenue while revenue earned on contracts with the government represented 16% of revenue from continuing operations. During the year ended December 31, 2001, revenue earned on contracts with the United States of America represented 7% of revenue. We expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even as our bulk Liquidmetal alloy business grows.

Competition

     We are not aware of any other company or business that manufactures, markets, distributes, or sells bulk amorphous alloys or products made from bulk amorphous alloys. We believe it would be difficult to develop a competitive bulk amorphous alloy without infringing our patents. However, we expect that our bulk Liquidmetal alloys will face competition from other materials, including metals, alloys, plastics and composites, which are currently used in the commercial applications that we pursue. Our alloys could also face competition from new materials that may be developed in the future, including new materials that could render our alloys obsolete.

     Our Liquidmetal alloy coatings face competition from industrial coatings currently manufactured or sold by other companies. At present, the primary competitors of our coatings business are Varco International, Inc. and Arnco Technology Trust, Limited. Although we believe, based on market data gathered by us, that our coatings compete favorably with these companies’ products and that we continue to maintain the dominant market share with respect to protective coatings for oil drill pipe and casings, these competitors are larger well-established businesses that have substantially greater financial, marketing, and other resources than we do.

     We will also experience indirect competition from the competitors of our customers. Because we will rely on our customers to market and sell finished goods that incorporate our components or products, our success will depend in part on the ability of our customers to effectively market and sell their own products and compete in their respective markets.

Backlog

     In our bulk alloy segment, because of the minimal lead-time associated with orders of bulk alloy parts, we generally do not carry a significant backlog. In our coatings segment, we typically ship our coating products shortly after receipt of an order, and our coatings backlog is therefore also insignificant. In both our bulk alloy segment and coatings segment, the backlog as of any particular date gives no indication of actual sales for any succeeding period.

Sales and Marketing

     We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. To that end, we will continue to hire business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products. In some cases, we will develop applications in conjunction with existing or potential customers. By adopting this strategy, we intend to take advantage of the sales and marketing forces and distribution channels of our customers to facilitate the commercialization of our alloys. We also direct business development efforts toward companies who we believe could be viable candidates for potential partnering transactions, such as licensing relationships, distribution arrangements, joint ventures, and the like.

Employees

     As of September 1, 2004, we had 103 full-time employees and 17 part-time employees. As of September 1, 2004, 59 of our Korean operation employees were represented by a labor union. We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

     The process of obtaining and maintaining required FDA and foreign regulatory approvals for medical devices that incorporate our products could be lengthy, expensive, and uncertain for our customers. Additionally, regulatory agencies can delay or prevent product introductions. Generally, before a medical device manufacturer can market a product incorporating one of our products, our customer must obtain for their finished product marketing clearance through a 510(k) premarket notification or approval of a pre-market approval application, or PMA. The FDA will typically grant a 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device. It generally takes a number of months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required.

     The FDA may find that a 510(k) is not appropriate for a medical device that incorporates our product or that substantial equivalence has not been shown and as a result will require a PMA. A PMA application must be submitted if a proposed medical device does not qualify for a 510(k) pre-market clearance procedure. PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA process can be expensive, uncertain and lengthy, requires detailed and comprehensive data, and generally takes significantly longer than the 510(k) process. Additionally, the FDA may never approve the PMA.

     Similar regulations in foreign countries vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the United States, and requirements for such approval may differ from FDA requirements.

Factors Affecting Future Results

     This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on management’s current expectations, estimates, forecasts, and projections about the Company and its business. In addition, other written or oral statements which constitute forward-looking statements may be made from time to time by or on behalf of Liquidmetal Technologies, Inc. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or result. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. Liquidmetal Technologies, Inc. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

     We have not sustained profitability and may incur losses in the future.

     We had an accumulated deficit of approximately $112.6 million at December 31, 2003. Of this accumulated deficit, $42.7 million was attributable to losses generated by our discontinued retail golf business through December 31, 2003. After giving effect to the restatement described in Note 2 to our consolidated financial statements included in this annual report on Form 10-K, we realized a net loss of $33.6 million for the year ended December 31, 2003, $19.5 million for the year ended December 31, 2002 and $24.0 million for the year ended December 31, 2001, excluding the results of our discontinued retail golf business. We may incur additional operating losses in the future. Consequently, it is possible that we may not achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

     We have a limited history of developing, manufacturing, and selling products made from our bulk amorphous alloys.

     We have marketed and sold industrial coatings to distributors in the coatings industry since 1987. Prior to the third quarter of 2002, our experience selling products made from bulk amorphous alloys has been limited to our discontinued retail golf business, which had a different marketing strategy than the one we are currently employing. Therefore, we have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production basis. Many of our relationships with potential customers for bulk alloy products are at an early stage, and there can be no assurance that these customers will enter into purchase commitments with us.

     We rely on assumptions about the markets for our products and components that, if incorrect, may adversely affect our profitability.

     We have a relatively short history producing bulk amorphous alloy components on a mass-production basis. We have made assumptions regarding the market size for, and the manufacturing requirements of, our products and components based in part on information we received from third parties and also from our limited history. If these assumptions prove to be incorrect, we may not achieve anticipated revenue targets or profitability.

     If we cannot establish and maintain relationships with customers that incorporate our components and products into their finished goods, we will not be able to increase our revenue and commercialize our products.

     To increase our revenue, we must establish and maintain relationships with customers that will incorporate our components and products into their finished goods. We expect to rely on the marketing, distribution, and, in some cases, the manufacturing, research, and development abilities of our customers to assist us in developing, commercializing, and marketing our products in different markets. Our future growth and success will depend in large part on our ability to enter into these relationships and the subsequent success of these relationships. If our products are selected for use in a customer’s products, we still may not realize significant revenue from that customer if that customer’s products are not commercially successful.

     It may take significant time and cost for us to develop new customer relationships, which may delay our ability to generate additional revenue or achieve profitability.

     Our ability to generate revenue from new customers will be affected by the amount of time it takes for us to, among other things:

•	identify a potential customer and introduce the customer to Liquidmetal alloys;

•	work with the customer to select and design the parts to be fabricated from Liquidmetal alloys;

•	make the molds and tooling to be used to produce the selected part;

•	make prototypes and samples for customer testing;

•	work with our customers to test and analyze prototypes and samples; and

•	with respect to some types of products, such as medical devices, to obtain regulatory approval.

     We currently do not have a sufficient history of selling products made from our bulk amorphous alloys to predict accurately the length of our average sales cycle. We believe that our average sales cycle from the time we deliver an active proposal to a customer until the time our customer fully integrates our bulk amorphous alloys into its product could be a significant period of time. Our history to date has demonstrated that the sales cycle could extend significantly longer than we anticipate. The time it takes to transition a customer from limited production to full-scale production runs will depend upon the nature of the processes and products into which our alloys are integrated. Moreover, we have found that customers often proceed very cautiously and slowly before incorporating a fundamentally new and unique type of material into their products.

     After we develop a customer relationship, it may take a significant amount of time for that customer to develop, manufacture, and sell finished goods that incorporate our components and products.

     Our experience has shown that our customers will perform numerous tests and extensively evaluate our components and products before incorporating them into their finished products. The time required for testing, evaluating, and designing our components and products into a customer’s products, and in some cases, obtaining regulatory approval, can take a significant amount of time, with an additional period of time before a customer commences volume production of products incorporating our components and products, if ever. Moreover, because of this lengthy development cycle, we may experience a delay between the time we accrue expenses for research and development and sales and marketing efforts and the time when we generate revenue, if any. We may incur substantial costs in an attempt to transition a customer from initial testing to prototype and from prototype to final product. If we are unable to minimize these transition costs, or to recover the costs of these transitions from our customers, our operating results will be adversely affected.

     A limited number of our customers generate a significant portion of our revenue.

     For the near future, we expect that a significant portion of our revenue will be concentrated in a limited number of customers. For example, for the year ended December 31, 2003, revenue from two customers represented approximately 26% of total revenue from continuing operations and for the year ended December 31, 2002, revenue from two customers represented approximately 31% of total revenue from continuing operations. A reduction, delay, or cancellation of orders from one or more of these customers or the loss of one or more customer relationships could significantly reduce our revenue. Unless we establish long-term sales arrangements with these customers, they will have the ability to reduce or discontinue their purchases of our products on short notice.

     We expect to rely on our customers to market and sell finished goods that incorporate our products and components, a process over which we will have little control.

     Our future revenue growth and ultimate profitability will depend in part on the ability of our customers to successfully market and sell their finished goods that incorporate our products. We will have little control over our customers’ marketing and sales efforts. These marketing and sales efforts may be unsuccessful for various reasons, any of which could hinder our ability to increase revenue or achieve profitability. For example, our customers may not have or devote sufficient resources to develop, market, and sell their finished goods that incorporate our products. Because we typically will not have exclusive sales arrangements with our customers, they will not be precluded from exploring and adopting competing technologies. Also, products incorporating competing technologies may be more successful for reasons unrelated to the performance of our customers’ products or the marketing efforts of our customers.

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

     Our future growth and success will depend in part on our ability to retain key members of our management and scientific staff, particularly John Kang, our President and Chief Executive Officer, Professor William Johnson, a member of our board of directors and a professor at Caltech, and Dr. Atakan Peker, our Vice President of Technology. We do not have “key man” or similar insurance on either of these individuals. If we lose either their services or the services of other key personnel, our financial results or business prospects may be harmed. Additionally, our future growth and success will depend in part on our ability to attract, train, and retain scientific engineering, manufacturing, sales, marketing, and management personnel. We cannot be certain that we will be able to attract and retain the personnel necessary to manage our operations effectively. Competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. Moreover, the employment of non-citizens may be restricted by applicable immigration laws.

     We may not be able to successfully identify, consummate, or integrate strategic partnerships.

     As a part of our business strategy, we intend to pursue strategic partnering transactions that provide access to new technologies, products, markets, and manufacturing capabilities. These transactions could include licensing agreements, joint ventures, or even business combinations. For example, we may pursue transactions that will give us access to new technologies that are useful in connection with the composition, processing, or application of Liquidmetal alloys. We may not be able to successfully identify any potential strategic partnerships. Even if we do identify one or more potentially beneficial strategic partnering, we may not be able to consummate these transactions on favorable terms or obtain the benefits we anticipate from such a transaction.

     We may encounter manufacturing problems or delays or may be unable to produce high-quality products at acceptable costs.

     We have relatively limited experience in manufacturing our products and may be required to manufacture a range of products in high volumes while ensuring high quality and consistency. Although we currently own and operate a 166,000 square foot manufacturing facility in South Korea, we cannot guarantee that this facility will be able to produce its intended products with production yields, quality controls, and production costs that provide us with acceptable margins or profitability or satisfy the requirements of our customers.

     We expect to derive a substantial portion of our revenue from sales outside the United States, and problems associated with international business operations could affect our ability to manufacture and sell our products.

     We expect that we will continue to manufacture a substantial portion of our initial bulk Liquidmetal alloy products in our South Korean facility. As a result, our manufacturing operations are subject to risks of political instability, including the risk of conflict between North Korea and South Korea and tensions between the United States and North Korea. In addition, we anticipate that sales to customers located outside of the United States will account for a significant portion of our revenue in future periods and that the trend of foreign customers accounting for an increasing portion of our total sales may continue. Specifically, we expect to continue to derive a significant amount of revenue from sales to customers located in Asia. A downturn in the economies of Asian countries where our products will be sold, particularly South Korea’s economy, could materially harm our business.

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

     Caltech owns several issued United States patents covering the composition and method of manufacturing of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. The patents relating to our coatings expire on various dates between 2005 and 2017, and those relating to our bulk amorphous alloys between 2013 and 2021. If we are unable to protect our proprietary rights prior to the expiration of these patents, we may lose the advantage we have established as being the first to market bulk amorphous alloy products. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

     Our success depends, in part, on our ability to operate without infringing on valid, enforceable patents or proprietary rights of third parties and not breaching any licenses that may relate to our technology and products. Future patents issued to third parties may contain claims that conflict with our patents and that compete with our products and technologies, and third parties could assert infringement claims against us. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of our management and technical personnel. Litigation or interference proceedings could also force us to:

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

     Our future capital requirements will depend on the amount of cash generated by our operations. Our projections of cash flows from operations and, consequently, future cash needs are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may need additional funds in the future to support our working capital requirements and for other purposes, and we may seek to raise additional funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, existing shareholders may be diluted. If funding is insufficient at any time in the future, we may not be able to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

     Antitakeover provisions of our certificate of incorporation and bylaws and provisions of applicable corporate law could delay or prevent a change of control that you may favor.

     Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

•	authorize our board of directors, without shareholder approval, to issue up to 10,000,000 shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent a takeover attempt;

•	limit shareholders’ ability to call a special meeting of our shareholders;

•	provide for a classified board of directors; and

•	establish advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by shareholders at shareholder meetings.

•	the provisions described above could delay or make more difficult transactions involving a change in control of us or our management.

     Our bulk amorphous alloy technology is still at an early stage of commercialization relative to many other materials.

     Our bulk amorphous alloy technology is a relatively new technology as compared to many other material technologies, such as plastics and widely-used high-performance crystalline alloys. Historically, the successful commercialization of a new materials technology has required the persistent improvement and refining of the technology over a sometimes lengthy period of time. Accordingly, we believe that our Company’s future success will be dependent on our ability to continue expanding and improving our technology platform by, among other things, constantly refining and improving our manufacturing processes, optimizing our existing amorphous alloy compositions for various applications, and developing and improving new bulk amorphous alloy compositions. Our failure to further expand our technology base could limit our growth opportunities and hamper our commercialization efforts.

     Our stock price may experience volatility.

     The trading price of our common stock could fluctuate widely due to:

•	quarter-to-quarter variations in results of operations;

•	loss of a major customer;

•	announcements of technological innovations by us or our potential competitors;

•	changes in, or our failure to meet, the expectations of securities analysts;

•	new products offered by us or our competitors;

•	announcements of strategic relationships or strategic partnerships; or

•	other events or factors that may be beyond our control.

     In addition, the securities markets in general have experienced extreme price and trading volume volatility in the past. The trading prices of securities of many companies at our stage of growth have fluctuated broadly, often for reasons unrelated to the operating performance of the specific companies. These general market and industry factors may adversely affect the trading price of our common stock, regardless of our actual operating performance. If our stock price is volatile, we could face securities class action litigation, which could result in substantial costs and a diversion of management’s attention and resources and could cause our stock price to fall.

Item 2. Properties

     Our principal executive offices and principal research and development offices are located in Lake Forest, California and consist of approximately 30,000 square feet. This facility is occupied pursuant to a lease agreement that expires in June 2007. Prior to December 31, 2003, our principal executive offices were located in Tampa, Florida; however, as an outgrowth of various cost reduction measures in the fourth quarter of 2003, activities of the Tampa office were transferred to and consolidated with the Lake Forest office. In Conroe, Texas, we lease an office and warehouse for our coatings business segment. This facility, which is approximately 10,000 square feet, is leased through September 2006.

     Our principal prototyping and manufacturing facility is in Pyongtaek, South Korea, and consists of approximately 166,000 square feet. We lease the land on which this facility is located, although we own the buildings, fixtures, and all personal property located on the land. The parcel of land consists of approximately four acres and is leased through 2022. We currently expect that this facility will meet our anticipated internal manufacturing needs for the foreseeable future. Until June 2004 we also leased a facility in Incheon, South Korea, where an equipment manufacturing division of the Company assembled die casting equipment. This facility is approximately 22,430 square feet, and its lease expired in February 2005; however, that die casting equipment division was divested as of June 14, 2004 and the lease was terminated.

Item 3. Legal Proceedings

     Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The actions were originally brought on behalf of those who purchased Liquidmetal Technologies’ common stock between May 22, 2002, and March 30, 2004, inclusive. The complaints contain varying allegations, but generally allege that the defendants engaged in improper revenue recognition with respect to the Company’s transactions with Growell Metal Co., Ltd. and that the defendants issued false and misleading statements concerning the Company’s business and operations, including unrealistic but favorable information about market demand for Liquidmetal products, with the result of artificially inflating the Company’s share price. The complaints seek unspecified compensatory damages and other relief. In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ. John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”). Subsequently, in September 2004, the five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action. The Consolidated Amended Class Action Complaint is presently due on or before November 1, 2004, but the Lead Plaintiffs have requested an enlargement of time until 30 days after this Form 10-K is filed. Liquidmetal Technologies and the other defendants will have 45 days from the service date to move to dismiss or otherwise respond to the Consolidated Amended Class Action Complaint. We intend to vigorously defend against the class action. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

     In addition, certain present and former officers and directors of Liquidmetal Technologies, as well as Liquidmetal Technologies as a nominal defendant, have been named in three shareholder derivative actions. Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California. A third shareholder derivative complaint was filed in Florida federal court styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T23TBM, commenced in the Middle District of Florida, Tampa Division. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as the federal shareholder class action lawsuits. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief. The two shareholder derivative complaints in California state court have been consolidated. Plaintiffs served a Consolidated Shareholder Derivative Complaint on October 12, 2004. The defendants have 40 days, or until November 22, 2004, to file a response to the Consolidated Shareholder Derivative Complaint. The defendants have filed a Motion to Stay the California derivative action and are awaiting a ruling on that Motion. The Company’s response to the Florida derivative complaint is due on October 25, 2004. We intend to vigorously defend against the derivative actions. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

     Two separate lawsuits were filed in July and September 2004 by two former employees of our Pyongtaek manufacturing facility in South Korea. The suits are based on a claim of wrongful termination and breach of employment contract. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

     Prior to July 16, 2004, our common stock was quoted on the Nasdaq National Market under the symbol “LQMT.” On July 14, 2004, the Company was notified by the Nasdaq Listing Qualifications Panel that the Company’s common stock would be delisted from the Nasdaq National Market effective with the open of business on Friday, July 16, 2004. The Company was delisted for its failure to comply with Marketplace Rule 4310(c)(14) due to the Company’s inability to file its Form 10-K for the fiscal year 2003 and Form 10-Q for the first quarter of 2004. As of July 19, 2004, the shares of Liquidmetal Technologies, Inc. common stock commenced trading in the Over the Counter (OTC) Pink Sheets Market under the symbol “LQMT.PK.”

     The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by The Nasdaq National Market:

	Fiscal 2003
	High	Low
First Quarter	$10.41	$5.00
Second Quarter	$7.20	$4.11
Third Quarter	$6.50	$3.03
Fourth Quarter	$3.29	$1.95

     The closing price of our common stock as reported on The OTC Pink Sheets Market on October 1, 2004 was $1.88 per share. As of October 1, 2004, there were 238 holders of record of our common stock.

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

     As of December 31, 2003, we had used the $70.7 million of net proceeds from the Offering. In 2002, we used approximately $7.8 million of the net proceeds from the Offering to repay all outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facility in South Korea, $14.3 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to production and sale of equipment used in the production process of Liquidmetal alloy products, and $0.3 million to purchase the 51% interest in our majority owned Dongyang subsidiary. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, which supplied a portion of the Liquidmetal alloy ingots used in our manufacturing operations in Korea. We have since sold such stock. We used the remaining proceeds of $32.7 million for working capital in 2002 and 2003, excluding $2.1 million paid to Paul Azinger in 2002 and 2003 for amounts due under the terms of his terminated endorsement agreement with our discontinued retail golf operations.

Item 6. Selected Consolidated Financial Data

     We derived the selected consolidated financial data below as of and for each of the three years in the period ended December 31, 2003 from our audited consolidated financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. The selected consolidated financial data for the years ended December 31, 2000 and 1999 and as of December 31, 2000 and 1999 have been derived from our unaudited consolidated financial statements not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with Liquidmetal Technologies, Inc.’s consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K In addition, readers should note the following information regarding the selected historical consolidated financial data presented below.

     We have restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2002 and 2001. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $2.0 million as of December 31, 2002 and an increase in previously reported net loss of $1.1 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively. The selected consolidated financial data presented below includes all such restatements. See Note 2 in the notes to consolidated financial statements, which reflects the restatements of prior year transactions.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
		(restated)	(restated)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$16,854	$11,235	$3,882	$4,200	$2,012
Cost of sales	22,188	7,174	1,924	1,983	805

Gross Profit	(5,334)	4,061	1,958	2,217	1,207

Operating expenses:
Selling, general and administrative	17,784	13,472	5,239	1,449	847
Research and development	8,853	11,825	1,726	455	333
Impairment of goodwill	184	—	—	—	—
Impairment of long lived assets	2,684	—	—	—	—

Total operating expenses	29,505	25,297	6,965	1,904	1,180

Income (loss) before interest, other income, income taxes, minority interest and discontinued operations	(34,839)	(21,236)	(5,007)	313	27
Interest expense, net	(84)	(603)	(1,095)	(188)	(190)
Gain on sale of marketable securities held-for-sale	1,178	832	—	—	—

Income (loss) before income taxes, minority interest and discontinued operations	(33,745)	(21,007)	(6,102)	125	(163)
Income taxes	(8)	(123)	—	—	—
Minority interest in loss of consolidated subsidiary	21	118	—	—	—

Income (loss) from continuing operations	(33,732)	(21,012)	(6,102)	125	(163)
Loss from operations of discontinued retail golf segment, net	—	—	(5,973)	(8,938)	(7,977)
Gain (loss) from disposal of discontinued retail golf segment, net	127	1,556	(11,949)	—	—

Net loss	$(33,605)	$(19,456)	$(24,024)	$(8,813)	$(8,140)

Income (loss) per share from continuing operations – basic and diluted	$(0.81)	$(0.54)	$(0.18)	$0.00	$(0.01)

Weighted average common shares used to compute income (loss) per share from continuing operations – basic and diluted	41,505	38,714	33,323	30,884	26,788

	As of December 31,
	2003	2002	2001	2000	1999
		(restated)	(restated)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,129	$26,003	$2,230	$124	$314
Marketable securities held-for-sale	—	3,068	—	—	—
Working capital (deficiency)	629	25,812	(9,573)	(1,960)	218
Total assets	33,026	66,016	6,680	1,945	2,043
Long-term debt and capital leases, including current portion	4,360	93	2,988	2,506	2,194
Shareholders’ equity (deficiency)	16,163	50,599	(7,504)	(3,680)	(1,461)

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

     Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloy products. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The Company’s historical operating information for fiscal year 2001 is based substantially on sales of Liquidmetal alloy coatings. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development; metal processing equipment; and research and development revenue relating primarily to defense and medical applications. We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

     Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, severance costs, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

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

     Impairment of goodwill represents the write-down of the goodwill balance of Dongyang Yudoro (“Dongyang”), our 51% owned subsidiary in South Korea. During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in markets for its machinery products. These events, along with Dongyang’s operating cash flow losses and uncertainty surrounding its future cash flows, led us to evaluate our investment for recoverability as of December 31, 2003. As a result, we determined that the carrying value of our investment in Dongyang exceeded its fair value as of December 31, 2003 in the amount of $184. In March 2004, we sold our 51% investment in Dongyang to the 49% minority shareholder. No gain or loss was recorded for this transaction as of December 31, 2003, as the selling price of $80 was equal to our net carrying value for our 51% ownership held.

     Impairment of Long-Lived Assets consists of a write-down of the building of our manufacturing facility in South Korea on the basis that the fair value of this building was determined to be less than the book value as of December 31, 2003. Our significant operational difficulties in 2003 along with our history of operating or cash flow losses and uncertainty surrounding our future cash flows, led us to evaluate our long-lived assets for recoverability as of December 31, 2003. As a result, we determined that the carrying value of our manufacturing plant in Pyongtaek, South Korea exceeded its fair value as of December 31, 2003 in the amount of $2,684. The fair value of the building was based on the average of two independent appraisals of the building obtained in the first quarter of 2004.

     Our historical operations, prior to 2002, included our coatings business and our retail golf operation conducted through our majority owned Liquidmetal Golf subsidiary. On September 29, 2001, our board of directors and the board of directors of Liquidmetal Golf voted to discontinue the retail golf operations of Liquidmetal Golf in order to conform our operations to our broader corporate business strategy, although Liquidmetal Golf continues to develop golf club components for other golf club manufacturers. Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of Liquidmetal Golf’s retail golf operations. The revenue, costs and expenses, assets and liabilities, and cash flows of the retail golf business were segregated in our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows. The net operating results, net assets, and net cash flows of the retail golf business were reported as discontinued operations in our annual consolidated financial statements and in the condensed consolidated financial statements included in this report on Form 10-K. On April 30, 2002, management terminated the operations of the retail golf segment by completing the liquidation of the retail golf assets and liabilities.

     On May 21, 2003, we completed a reincorporation by transitioning from a California corporation to a Delaware corporation. The reincorporation was effected through the merger of the former California entity into a newly created wholly owned Delaware subsidiary. The reincorporation changed the legal domicile of our company but did not result in any change to our business, management, employees, fiscal year, assets or liabilities, or location of facilities. As part of the reincorporation, each share of the California corporation was automatically converted into one share of the Delaware corporation. In addition, total authorized shares decreased from 200,000,000 shares to 100,000,000 shares.

     The following discussion and analysis of our financial condition and results of operations focuses on the historical results of our continuing operations and reflects the effect of restating our 2001, 2002 and 2003 (2002 quarterly filings) financial statements for equipment sales made to Growell Metal Co., Ltd. (“Growell”), stock compensation restatements, the AM Corp revenue restatement, the JS Technologies allowance for bad debt restatement, and the Samsung revenue restatement as disclosed in Note 2 in the notes to the consolidated financial statements section of this document.

     As a part of the accompanying consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to the fact that revenues from equipment sales made to Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), in the third and fourth quarters of 2002 and the first quarter of 2003 should not have been recognized in those periods. Revenues of $873 and $681 from the sales of alloying equipment to Growell were previously recorded in the quarters ended September 30, 2002 and December 31, 2002, respectively, and revenue of $2,543 from the sale of die casting machines to Growell was previously recorded in the quarter ended March 31, 2003. The 2002 Growell sale of $1,554 had an associated cost of sales of $1,478, resulting in a profit of $78 during 2002. The 2003 Growell sales of $2,543 had an associated cost of sales of $840, resulting in profit of $1,703. The effect of the restatement is to eliminate the recognition of revenue on the alloying equipment sales and to defer the recognition of revenue on the die casting equipment in 2003 until the quarter ended March 31, 2004.

     The Company has reclassified the $757 and $720 of alloying equipment subject to the contingency as Machines held by customer at September 30, 2002 and December 31, 2002, respectively. The Company has reclassified the die casting equipment at March 31, 2003 and for subsequent quarterly periods as Machines held by customer, which are included in inventory.

     Under terms of a January 10, 2004 settlement of the dispute between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers. Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry. The remaining settlement payable of $2,873 and trade accounts payable of $14 will be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004. The Company recorded a loss on the settlement at December 31, 2003 of $2,765 which is included in “Cost of Sales” in the December 31, 2003 Consolidated Statements of Operations and Comprehensive Loss. The loss on settlement reflects the write down of the assets received in the settlement to their fair market value. The loss is accrued for in the “Accounts payable and accrued expenses” section in the December 31, 2003, Consolidated Balance Sheet. The sale of the die casting machines to Growell will be reflected in the first quarter of 2004. Under the settlement agreement between the parties, the Company and Growell granted to the other party (and the other party’s affiliates) a release of all known and unknown claims of any nature arising between the parties through the date of settlement, as well as a release against future claims under agreements between the parties that were terminated as a part of the settlement. The settlement agreement provided that all agreements of any nature between the parties and their respective affiliates were terminated as of the date of settlement, with the exception of certain confidentiality agreements, a Liquidmetal coatings distribution agreement, and future rights under the die casting agreement pursuant to which Growell purchased the die casting machines and obtained a license to make auto parts from Liquidmetal alloys. The settlement agreement also includes, as an accommodation to Growell, if the Company becomes aware of any prospective customer that desires to purchase a proprietary Company casting machine at a time when Growell desires to sell any of its Liquidmetal die casting machines, then the Company will not sell such die casting machine to the prospective customer unless the Company first directs the prospective customer to Growell and encourages the prospective customer to purchase the machine from Growell. These and other transactions with Growell have been disclosed as related party transactions in our notes to the financials statements.

Stock Compensation Restatement

     As a part of the accompanying consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to the fact that stock option grants were not calculated in accordance with guidelines under APB Opinion No. 25, SFAS No. 123, and EITF 00-23.

     The Company recalculated stock compensation expense considering these corrections and increased unamortized stock-based compensation by $577 and increased stock compensation expense by $937 as of and for the year ended December 31, 2001. The Company also decreased unamortized stock-based compensation by $797 and increased stock compensation expense by $533 as of and for the year ended December 31, 2002.

Samsung Restatement

     In 2002, the Company was engaged by Samsung to provide liquidmetal alloy parts for cell phones. The Company recognized approximately $315 of mold revenue in December 2002, which was subsequently written off in March 2003 as bad debt expense. It was determined that the revenue of $315 recognized in 2002 did not meet the requirement of revenue recognition under SAB 101 and accordingly the Company has restated its revenue and accounts receivable for 2002 by $315.

JS Technologies Restatement

     In September 2002, the Company was engaged by JS Technologies to provide molds and MP3 player compact disc cases and recognized approximately $782 of revenue. JS Technologies did not pay the remaining balance due of $172 because the MP3 player compact disc cases never launched into full production. The Company decided to write off this balance in January 2003. Consequently, the Company restated its selling, general and administrative expenses and the allowance for doubtful accounts as of and for the year ended 2002 by recognizing bad debt expense of $169 in 2002.

AM Corporation Restatement

     In December 2002, the Company was engaged by AM Corporation to develop knife prototypes for distribution of knives in Europe and recognized $250 of revenue in 2002 and $250 in 2003. The Company received payment on the revenue recognized in 2002; however, AM Corporation determined it would not continue with development and consequently did not pay the 2003 receivable of $250 and the Company recorded the $250 as bad debt expense in 2003.

It was determined that the $250 recorded as revenue in 2003 did not meet the requirement of revenue recognition per SAB 101 and, accordingly, the sale and bad debt expense were reversed

Results of Operations

Comparison of the years ended December 31, 2003 and 2002

     Revenue. Revenue increased $5.7 million to $16.9 million in the twelve months ended December 31, 2003 from $11.2 million in the twelve months ended December 31, 2002. The increase was due to a $7.3 million increase in revenue earned by our bulk Liquidmetal alloy segment in the twelve months ended December 31, 2003. This increase in our bulk Liquidmetal alloy segment revenue consisted of a revenue increase of $5.0 million from the sale of metal processing equipment, an increase of $0.1 million from the sale and prototyping of parts manufactured from bulk Liquidmetal alloys, and an increase of $2.2 million from research and development services related primarily to defense and medical applications. The increase in revenue earned by our bulk Liquidmetal alloy segment was offset by a decrease of $1.6 million in the revenue earned by our coatings business as compared to the twelve months ended December 31, 2002 due to a slowdown in demand for drill pipe coatings.

     Cost of Sales. Cost of sales increased to $22.2 million, or 132% of revenue, during the twelve months ended December 31, 2003 from $7.2 million, or 64% of revenue, in the twelve months ended December 31, 2002. The cost of sales as a percentage of revenue increased due to three primary factors: first, a higher percentage of plant operating costs allocated to manufacturing in the current period, as opposed to the same twelve month period in 2002 when our manufacturing facility was in the final stages of construction and significant in-plant spending was directed to research and development to support the ramp-up of manufacturing operations; second, the impact of unprofitable electronic casing components and prototypes moving through our manufacturing mix; and third, the impact of the write-down of excess raw material in the amount of $1.0 million and the write-down of raw material and equipment inventory in the amount of $2.8 million in connection with a settlement of a dispute with Growell which was finalized in January 2004.

     Although the cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product, we expect gross margin to improve as we limit production and prototyping to select products that require the high-performance qualities of Liquidmetal alloys and can be priced accordingly. Furthermore, we believe that strategic licensing agreements and other relationships to advance the development of our technology and processes that we will pursue could also contribute to improved gross margins. The cost of sales for the products sold by the coatings business is expected to remain generally consistent because Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $17.8 million, or 106% of revenue, in the twelve months ended December 31, 2003 from $13.5 million, or 120% of revenue, in the twelve months ended December 31, 2002. This increase was primarily a result of costs incurred for closing our Tampa, Florida offices, which included: an increase in severance costs of $2.2 million for releasing a substantial number of these employees as well as our expense and accrual of $0.8 million for terminating our office lease, due to the determination that we will be unable to sublease this space over the remaining term; an increase in professional fees, consultant fees, and contract services of $0.8 million; an increase in insurance expense of $0.5 million; an increase in data communications expense of $0.2 million; an increase in depreciation expense of $0.3 million; an increase of warranty expense of $0.5 million; and a $0.3 million increase in expenses associated with the disposition of certain assets in the twelve months ended December 31, 2003. The increase in selling, general and administrative expenses are associated with the aforementioned cost reduction measures, including the consolidation of offices, the staff reductions, and a corresponding shift in strategy for the continued development of our bulk Liquidmetal alloy business. This was partially offset by a decrease in advertising expense of $0.1 million; a decrease in bad debt expense of $0.9 million; and a $0.7 million decrease in stock compensation expense.

     Research and Development Expenses. Research and development expenses decreased to $8.9 million, or 53% of revenue, in the twelve months ended December 31, 2003 from $11.8 million, or 105% of revenue, in the twelve months ended December 31, 2002. This decrease was partially a result of the maturing of our manufacturing process and related processing capabilities, the consolidation of our facilities into our California Technology Center, and the discontinuation of certain prototyping and developmental activities that occurred extensively while the Company was identifying our current technology capabilities and limitations. These decreases were partially offset by increases in providing research grants to various institutions to advance the development of Liquidmetal alloys. In the category of research and development expenses: travel decreased by $0.2 million; professional fees, consultant fees, and contract services decreased by $1.6 million; laboratory and prototyping expenses decreased by $0.9 million; and stock compensation expense decreased by $1.4 million. These expenses were partially offset by increases in depreciation of research equipment of $0.4 million, increased research grants to educational institutions of $0.1 million, and increase to salaries, wages and severance net of $0.5 million.

     Impairment of Goodwill. Impairment of goodwill represents the write-down of the goodwill balance of Dongyang Yudoro (“Dongyang”), our 51% owned subsidiary in South Korea. During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in the market for its machinery products. These events along with Dongyang’s operating, and cash flow losses, and uncertainty surrounding its future cash flows, led us to evaluate our investment for recoverability as of December 31, 2003. As a result, we determined that the carrying value of our investment in Dongyang exceeded its fair value as of December 31, 2003 in the amount of $184. In March 2004, we sold our 51% investment in Dongyang to the 49% minority shareholder. No gain or loss was recorded for this transaction as of December 31, 2003, as the selling price of $80 was equal to our net carrying value for our 51% ownership held.

     Impairment of Long Lived Assets. Impairment expense represents a write-down of the building of our manufacturing facility in South Korea. Due to the decreased production and usage of our Pyongtaek manufacturing operation, we decided to obtain independent appraisals as to the fair value of this building. Accordingly, the fair value of the building as determined by the average of the two independent appraisal was less than the carrying value of the building as of December 31, 2003.

     Interest Expense. Interest expense was $0.4 million, or 2% of revenue, in the twelve months ended December 31, 2003 and was $1.1 million, or 10% of revenue, in the twelve months ended December 31, 2002. During the twelve months ended December 31, 2003, interest expense was primarily due to interest accrued on the Kookmin Bank loan to our South Korean subsidiary made on February 4, 2003. During the twelve months ended December 31, 2002, interest expense was primarily due to the amortization of the fair value of warrants granted in connection with subordinated promissory notes we issued in February 2001.

     Interest Income. Interest income was $0.3 million, or 2% of revenue, in the twelve months ended December 31, 2003 due to interest earned on short-term, investment grade, interest-bearing securities. During the twelve months ended December 31, 2002, interest income was $0.5 million, or 5% of revenue, which was interest earned from the proceeds of our May 22, 2002 initial public offering.

     Gain from Sale of Investment. In April 2003 we sold our remaining shares of Growell Metal Co., Ltd. that were purchased in July 2002. We recognized a $1.2 million gain on the sale of these shares.

Comparison of the years ended December 31, 2002 and 2001

     Revenue. Revenue increased to $11.2 million in the twelve months ended December 31, 2002 from $3.9 million in the twelve months ended December 31, 2001. This increase was primarily due to increased revenues in our bulk Liquidmetal alloys segment. Included in sales related to our bulk Liquidmetal alloys were revenue derived from sales of parts and prototypes made from our alloys, equipment sales, revenue recognized from research and development contracts with the U.S. Department of Defense related to our bulk Liquidmetal alloys, and revenue recognized from the delivery of our first production products manufactured from our bulk Liquidmetal alloys. Additionally, revenue was derived from sales of our Liquidmetal coatings. Revenue from the sales and prototyping of parts manufactured from our bulk Liquidmetal alloys increased by $4.0 million over 2001. Revenue from the sales of Liquidmetal coatings products increased by $1.0 million. Additionally, revenue of furnace equipment increased by $0.2 million as a result of the purchase of a 51% interest in Dongyang Yudoro (“Dongyang”), a South Korean furnace equipment company, and revenue from our research and development contracts, including contracts with the Department of Defense, increased $2.1 million.

     Cost of Sales. Cost of sales increased to $7.2 million, or 64% of revenue, in the twelve months ended December 31, 2002 from $1.9 million, or 50% of revenue, in the twelve months ended December 31, 2001. This increase was primarily a result of costs to manufacture products made from our bulk Liquidmetal alloys and the cost of furnace equipment sold in the twelve months ended December 31, 2002. The increase in cost of sales as a percentage of revenue was also the result of increased costs required to manufacture products made from our bulk Liquidmetal alloys and costs to manufacture the furnace equipment sold in the twelve months ended December 31, 2002. Our Liquidmetal coatings products are produced by third parties and sold wholesale to various industries. The cost of sales for these coating products is generally fixed. However, the cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the part design. As expected, cost of sales as a percentage of revenue has continued to increase as our revenue mix has shifted more toward the bulk alloy business.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $13.5 million, or 120% of revenue, in the twelve months ended December 31, 2002 from $5.2 million, or 135% of revenue, in the twelve months ended December 31, 2001. This increase was primarily a result of: an increase in wages of $3.2 million; an increase in professional fees, consultant fees, and contract services of $1.2 million; an increase in travel expenses of $0.7 million; an increase in property rent of $0.6 million; an increase in insurance expenses of $0.5 million; an increase in product warranty expense of $0.2 million; and an increase in bad debt expense of $0.9 million incurred in the twelve months ended December 31, 2002. These and other increases in selling, general and administrative expenses represent the continued additions to our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

     Research and Development Expenses. Research and development expenses increased to $11.8 million, or 105% of revenue, in the twelve months ended December 31, 2002 from $1.7 million, or 44% of revenue, in the twelve months ended December 31, 2001. This increase was partially a result of expenses related to the continued research and development of new Liquidmetal alloys and related processing capabilities, including the hiring of additional research employees, developing new manufacturing techniques, and contracting with consultants to advance the development of Liquidmetal alloys. Salaries and wages increased by $2.8 million, professional fees, consultant fees, and contract services increased by $2.0 million, laboratory and prototyping expenses increased by $2.8 million, and travel related expenses increased by $0.4 million. The increase in research and development expenses in the twelve months ended December 31, 2002 also included $0.2 million in accelerated depreciation attributable to the acceleration of the estimated useful lives of certain capitalized research and development equipment and an increase in stock-based compensation expense of $1.0 million, primarily triggered by modifications made to accelerate the remaining vesting periods of stock options in connection with the hiring of certain consultants as employees in March 2002.

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

     Gain from Sale of Investment. In December of 2002 we sold 30% of the shares of Growell Metal Co., Ltd. that were purchased in July 2002. We recognized a $0.8 million gain on the sale of these shares.

QUARTERLY RESULTS

     The following information presents our audited quarterly operating results for 2003 and 2002. The data has been prepared by Liquidmetal Technologies, Inc. on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof. Included in our 2003 fourth quarter results are costs charged to our cost of sales for the write-down of raw materials of $1.0 million and a $2.8 million write-down of inventory and equipment recorded in connection with a dispute settlement with Growell. In addition, as a result of the Company’s cost reduction measures taken in the fourth quarter, our selling, general, and administrative expenses include severance costs of $2.4 million and office relocation costs of $0.8 million. These operating results are not necessarily indicative of our future performance.

     These statements should be read in conjunction with restatement footnote 2 which is in the accompanying notes to the consolidated financial statements. The Company is restating its 2001 financial results due to a stock compensation transaction. The Company is restating its 2002 and 2003 financial results due to the restating of revenue of machine sales to Growell Metal, the restatement of revenue from transactions with AM Corp and Samsung, the restatement of allowance for doubtful accounts and general & administrative expense for outstanding receivables from JS Technologies, and additional transactions associated with stock compensation expense.

     The quarterly results for the three months ended 12/31/03 and 9/30/03 did not require restatement. A summary of the significant effects of the restatement is as follows:

	For the Three Months Ended
		9/30/03
		No restatement
Consolidated Statements of Operations Data:	12/31/03	Required-as filed
	(In thousands, except per share data)
Revenue	$3,315	$3,524
Cost of sales	8,162	4,882

Gross profit	(4,847)	(1,358)

Operating expense:
Selling, general, and administrative	5,243	3,732
Research and development	1,025	981
Impairment of goodwill	184	—
Impairment of long lived assets	2,684	—

Total operating expenses	9,136	4,713

Loss before interest, other income, income taxes, minority interest and discontinued operations	(13,983)	(6,071)
Interest expense, net	(86)	(53)

Loss before income taxes, minority interest and discontinued operations	(14,069)	(6,124)
Income taxes	—	—
Minority interest in gain (loss) income of consolidated subsidiary	(5)	23

Loss from continuing operations	(14,074)	(6,101)
Gain from disposal of discontinued retail golf segment, net	127	—

Net loss	$(13,947)	$(6,101)

Loss per share from continuing operations – basic and diluted	$(0.34)	$(0.15)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,610	41,610

	For the Three Months Ended
	6/30/03		3/31/03
	Previously	6/30/03	Previously	3/31/03
Consolidated Statements of Operations Data:	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Revenue	$6,409	$6,409	$6,559	$3,606
Cost of sales	6,389	6,124	3,883	3,020

Gross profit	20	285	2,676	586

Operating expense:
Selling, general, and administrative	4,704	4,704	4,507	4,105
Research and development	2,809	2,809	4,038	4,038

Total operating expenses	7,513	7,513	8,545	8,143

Loss before interest, other income, income taxes, minority interest and discontinued operations	(7,493)	(7,228)	(5,869)	(7,557)
Interest income (expense), net	(13)	(13)	68	68
Gain on sale of marketable securities held-for-sale	1,178	1,178	—	—

Loss before income taxes, minority interest and discontinued operations	(6,328)	(6,063)	(5,801)	(7,489)
Income taxes	(8)	(8)	—	—
Minority interest in (loss) income of consolidated subsidiary	10	10	(7)	(7)

Loss from continuing operations	(6,326)	(6,061)	(5,808)	(7,496)

Net loss	$(6,326)	$(6,061)	$(5,808)	$(7,496)

Loss per share from continuing operations – basic and diluted	$(0.15)	$(0.15)	$(0.14)	$(0.18)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,587	41,597	41,229	41,390

	For the Three Months Ended
	12/31/02		9/30/02
	Previously	12/31/02	Previously	9/30/02
Consolidated Statements of Operations Data:	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Revenue	$5,877	$4,852	$3,655	$2,776
Cost of sales	4,286	3,660	2,524	1,645

Gross profit	1,591	1,192	1,131	1,131

Operating expense:
Selling, general, and administrative	3,726	3,898	3,912	3,912
Research and development	4,817	4,817	2,652	2,652

Total operating expenses	8,543	8,715	6,564	6,564

Loss before interest, other income, income taxes, minority interest and discontinued operations	(6,952)	(7,523)	(5,433)	(5,433)
Interest income, net	113	113	291	291
Gain on sale of marketable securities held-for-sale	832	832	—	—

Loss before income taxes, minority interest and discontinued operations	(6,007)	(6,578)	(5,142)	(5,142)
Income taxes	(123)	(123)	—	—
Minority interest in (loss) income of consolidated subsidiary	204	204	(76)	(76)

Loss from continuing operations	(5,926)	(6,497)	(5,218)	(5,218)
Gain (loss) from disposal of discontinued retail golf segment, net	(418)	(418)	1,466	1,466

Net loss	$(6,344)	$(6,915)	$(3,752)	$(3,752)

Loss per share from continuing operations – basic and diluted	$(0.14)	$(0.16)	$(0.013)	$(0.13)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	40,995	40,995	40,993	40,993

	For the Three Months Ended
	6/30/02		3/31/02
	Previously	6/30/02	Previously	3/31/02
Consolidated Statements of Operations Data:	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Revenue	$2,144	$2,144	$1,463	$1,463
Cost of sales	1,187	1,187	682	682

Gross profit	957	957	781	781

Operating expense:
Selling, general, and administrative	2,860	2,926	2,269	2,736
Research and development	1,660	1,660	2,696	2,696

Total operating expenses	4,520	4,586	4,965	5,432

Loss before interest, other income, income taxes, minority interest and discontinued operations	(3,563)	(3,629)	(4,184)	(4,651)
Interest expense, net	(695)	(695)	(312)	(312)
Loss before income taxes, minority interest and discontinued operations	(4,258)	(4,324)	(4,496)	(4,963)
Minority interest in loss of consolidated subsidiary	(10)	(10)	—	—

Loss from continuing operations	(4,268)	(4,334)	(4,496)	(4,963)
Gain (loss) from disposal of discontinued retail golf segment, net	1,038	1,038	(530)	(530)

Net loss	$(3,230)	$(3,296)	$(5,026)	$(5,493)

Loss per share from continuing operations – basic and diluted	$(0.11)	$(0.11)	$(0.13)	$(0.14)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	37,697	37,697	35,080	35,080

	For the Twelve Months Ended
	12/31/01
	Previously	12/31/01
Consolidated Statements of Operations Data:	Filed	Restated
	(In thousands, except per share data)
Revenue	$3,882	$3,882
Cost of sales	1,924	1,924

Gross profit	1,958	1,958

Operating expense:
Selling, general, and administrative	4,301	5,239
Research and development	1,726	1,726

Total operating expenses	6,027	6,965
Loss before interest, other income, income taxes, minority interest and discontinued operations	(4,069)	(5,007)
Interest expense, net	(1,095)	(1,095)

Loss from continuing operations	(5,164)	(6,102)
Loss from operations of discontinued retail golf segment, net	(5,973)	(5,973)
Loss from disposal of discontinued retail golf segment, net	(11,949)	(11,949)

Net loss	$(23,086)	$(24,024)

Loss per share from continuing operations – basic and diluted	$(0.15)	$(0.18)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	33,323	33,323

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities, including our discontinued retail golf operations, used cash of $27.4 million for the twelve months ended December 31, 2003 and $19.3 million for the twelve months ended December 31, 2002. Cash used in operating activities for the twelve months ended December 31, 2003 resulted from net cash used by discontinued operations of $1.0 million and net cash used by continuing operations of $26.4 million. Cash used in operating activities for the twelve months ended December 31, 2002 resulted from net cash used by discontinued operations of $2.5 million and net cash used by continuing operations of $16.9 million. Our working capital was $.6 million as of December 31, 2003. Cash used by continuing operations, excluding discontinued retail golf operations, in the twelve months ended December 31, 2003 resulted primarily from operating losses from continuing operations of $33.7 million.

     Our investing activities used cash of $0.2 million for the twelve months ended December 31, 2003 for the acquisition of property and equipment of $2.5 million and investment in patents and trademarks of $0.3 million. These expenditures were offset by the net proceeds from the sale of marketable securities of $2.6 million.

     Our financing activities provided $4.9 million in cash for the twelve months ended December 31, 2003, which consists primarily of $5.5 million in proceeds from borrowings from Kookmin Bank and $0.9 million in proceeds from exercised stock options. On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea. The loan bears interest at an annual rate of 7.1%. In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed. As reflected in Footnote 13 to the accompanying financial statements, the balance of the Kookmin loan as of December 31, 2003 was $4,047.

     We currently anticipate substantially lower capital expenditures for at least the next twelve months. We anticipate that our capital expenditures will be approximately less than $0.5 million for the full year 2004 for the acquisition of furniture, fixtures, and other business equipment. This amount is subject to change, however, depending upon the nature and the amount of the product orders that we actually receive from customers.

     Our capital requirements during the next twelve months will depend on numerous factors, including the success of existing products either in manufacturing or development, the development of new applications for Liquidmetal alloys, the resources we devote to develop and support our Liquidmetal alloy products, and the success of pursuing strategic licensing and funded product development relationships with external partners. During the next twelve months, based on our current business plan, we expect to have sufficient resources to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing technology, and to provide for working capital and other general corporate purposes. However, based on our historical operating results and the continued development of our manufacturing capabilities and alloy compositions, there exists the possibility that these resources will not be adequate to operate at the proposed business plan levels. These expenses and capital expenditures could consume a material amount of our cash resources, but the amount of these requirements will depend on the nature and amount of orders we receive for the purchase of our bulk Liquidmetal alloy products.

     Our business is based on commercializing an entirely new and unique technology, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about order flow, unit volumes, manufacturing efficiencies, product cost and pricing, continuing technology improvements, customer adoption practices, strategic licensing relationships and other relevant matters. These assumptions take into account recent significant cost reductions, as well as recent improvements to our manufacturing processes. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $112.6 million as of December 31, 2003. Cash used in continuing operations for the years ended December 31, 2003 and December 31, 2002 was $26.4 million and $16.9 million, respectively, and cash flow from continuing operations was negative throughout the first and second quarters of 2004. At December 31, 2003, our principal source of liquidity was $3.1 million of cash and cash equivalents and trade accounts receivables of $4.2 million. Such conditions raise substantial doubt that our Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding. These operating results occurred while we were developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on our financial resources. The ultimate success of the Company depends on our ability to continue to reduce operating costs, generate higher revenue, achieve positive cash flow from continuing operations and achieve profitability.

     On March 3, 2004, we sold $9.4 million of 6.0% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm that served as a financial advisor to the Company for the transaction. The notes were convertible at any time into our common stock at a price of $3.00 per share. Investors in the private placement received warrants to purchase an aggregate amount of up to approximately 1.1 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants. In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction. (see note 13 to the Consolidated Financial Statements),

     On August 19, 2004, we completed a private exchange offer for our March Notes. Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes pursuant to a Note Exchange Agreement with the holders of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”). In addition, we voluntarily redeemed approximately $4.5 million of the March Notes, in cash. The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes). The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share. Holders of the Long-Term Notes will also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer. In addition, holders of both the Long-Term Notes and Short-Term Notes will have the right to call for repayment of the notes if we do not, within 180 days of the issuance of the notes, become compliant with our SEC reporting obligations and become listed or quoted on the OTC Bulletin Board, the Nasdaq Stock Market, or other national securities exchange. A total of 562,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006. As of October 27, 2004, we were in breach of a covenant in the Note Exchange Agreement requiring us to become current in our SEC filings, as well as file a registration statement with the SEC for the shares into which the notes are convertible, within 90 days of the issue date of the new notes. If written notice of default is delivered to us for breach of this covenant, then we will have a period of 30 days to cure the breach before it becomes an event of default under the notes, and if the breach is not cured during such time period, the holders of the notes will become entitled to accelerate the remaining balance of their respective notes and declare them immediately due and payable. As of the date of the filing of this Form 10-K, we have not received a notice of default with respect to this matter.

     Our future success depends on our ability to continue reducing operating costs and ultimately to generate higher revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution.

     In March 1996, we entered into a distribution agreement whereby we granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid us a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $0.8 million has not been refunded as of March 31, 2004, and we do not believe the third party is entitled to a refund. On March 28, 2003, the distribution agreement was terminated and we entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by our Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by our Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If, by March 28, 2006, we have not paid $0.4 million in commission payments, the balance between commissions paid and $0.4 million will be paid by April 30, 2006, thereby guaranteeing the third party a $0.4 million minimum payment during the term of the agreement. We will recognize the unearned distribution fee of $0.8 million as revenue proportionately with the payment of commissions under the letter agreement.

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

     As of December 31, 2003, we have used the $70.7 million of net proceeds from the Offering. In 2002, we used approximately $7.8 million of the net proceeds from the Offering to repay all outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facility in South Korea, $14.3 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to production and sale of equipment used in the production process of Liquidmetal alloy products, and $0.3 million to purchase the 51% interest in our majority owned Dongyang subsidiary. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, which supplied a portion of the Liquidmetal alloy ingots used in our manufacturing operations in Korea. We have since sold such stock, realizing a gain on the sale. We used the remaining proceeds of $32.7 million for working capital in 2002 and 2003, excluding $2.1 million paid to Paul Azinger in 2002 and 2003 for amounts due under the terms of his terminated endorsement agreement with our discontinued retail golf operations.

OFF-BALANCE SHEET ARRANGEMENTS

     An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging, or research and development arrangements with the company.

     We have made no arrangements of the types described in any of the categories that may have a material current or future effect on our financial condition, liquidity or results of operations. See Note 11 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

     The following table of material debt and lease commitments at December 31, 2003, summarizes the effect these obligations are expected to have on our cash flow in the future periods set forth below (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands, except per share data)
Contractual Obligations
Long-term debt	$4,047	$1,032	$3,015	$—	$—
Capital lease obligation	348	135	206	7	—
Operating leases and rents	2,478	886	1,426	166	—
Purchase obligations	2,500	—	2,500	—	—

Total	$9,373	$2,053	$7,147	$173	$—

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

     We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated foreign exchange translation in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

•	We record an accrual for potential product warranty costs. Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period. In the event in future periods the actual product warranty costs consistently exceed the estimate for product warranty costs, an adjustment would be made and income would decrease in the period of such determination. Likewise, in the event we determine that actual product warranty costs are consistently lower than the estimate for product warranty costs, an adjustment would be made and income would increase in the period of such determination.

•	We record an allowance for doubtful accounts as a contra-asset to our trade receivables for estimated uncollectible accounts. Management estimates the amount of potentially uncollectible accounts by reviewing significantly past due customer balances relative to historical information available for those customers. In the event, in future periods, actual uncollectible accounts exceed the estimate for uncollectible accounts, an adjustment would be made and income would decrease in the period of such determination. Likewise, in the event, in future periods, actual uncollectible accounts are lower than the estimate for uncollectible accounts, an adjustment would be made and income would increase in the period of such determination.

•	We value inventories at lower of cost or net realizable value. Management has determined net realizable value to be equal to the selling price of the products to be produced and sold less the cost of disposal. In the event, in future periods, the actual selling prices exceed the estimate for selling prices less cost to sell, an adjustment would be made and income would increase in the period of such determination. Likewise, in the event, in future periods, actual selling prices are lower than the estimate for selling prices, an adjustment would be made and income would decrease in the period of such determination. During 2003 we reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be obsolete. During 2003 we reduced the carrying value of our inventories by $1,004 as we determined that certain raw material and inventories exceeded their net realizable value as of December 31, 2003. Additionally, we recorded a write-down of $2,765 of raw material and machine inventory associated with the settlement of a dispute with a customer, Growell, in December 2003. Such write-down adjustments are included within Cost of Sales. (see footnote 2)

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”). Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contrast to SFAS No. 5, which requires recording a liability when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements of annual periods ending after December 31, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material impact on our financial position or results of operations.

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued by the FASB. This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have elected not to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”) and a revised interpretation of FIN 46 (FIN 46-R) in December 2003 in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN 46 requires “variable interest entities”, as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requires for FIN 46-R are effective as of March 31, 2004. The adoption of FIN 46-R will not have a material impact on the financial position, results of operations or cash flows of the Company.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

     The financial statements required by this item are located beginning on page 70 of this report. The supplementary financial information required by this item is located under the caption “QUARTERLY RESULTS” in Item 7 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and financial Disclosures

     Information required by this Item may be found in our Form 8-K filed May 6, 2004 in connection with the resignation of Deloitte & Touche LLP as our independent auditors and our Form 8-K filed on May 21, 2004, in connection with our appointment of Stonefield Josephson Inc. as our independent auditors. Following is Item 4 of the respective Form 8-Ks:

May 6, 2004

     On May 6, 2004, Deloitte & Touche LLP (“Deloitte”), the Registrant’s independent auditors, notified the Registrant that they were resigning from the client-auditor relationship with the Registrant effective as of that date.

     Deloitte was engaged by Registrant to serve as the Registrant’s independent auditors for the fiscal year ended December 31, 2003, although Deloitte has not issued a report on the financial statements of the Registrant and its subsidiaries for the 2003 fiscal year. The reports of Deloitte with respect to the Registrant’s financial statements for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2003 and 2002 and the period from December 31, 2003 through the date of Deloitte’s resignation, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreements in connection with its report on the Registrant’s financial statements for such year.

     The Registrant previously announced that it expects to restate revenues and results of operations for the third and fourth quarters of 2002 and the first quarter of 2003 in connection with the Registrant’s sales of alloy melting and casting equipment during such quarters to Growell Metal Co., Ltd., a South Korea metals processing company (“Growell”). The Registrant’s Audit Committee conducted an internal inquiry at the request of Deloitte into the Registrant’s transactions with Growell and found that the original revenue recognition on the Growell equipment sales did not take into account all relevant documentation relating to the transactions. The Registrant announced in January 2004 that it entered into a dispute settlement agreement with Growell to resolve various outstanding claims between the parties relating to the Registrant’s transactions with Growell.

     In connection with the Audit Committee’s inquiry into the Growell equipment sales and dispute settlement, the Audit Committee also reviewed the facts and circumstances relating to a personal stock transaction between the Registrant’s CEO and Growell. In this transaction, as reported by the CEO, the CEO undertook a private sale of personal shares of Registrant common stock to Growell in February 2002, prior to the Registrant’s initial public offering. As part of the inquiry, the CEO reported that this sale included a previously undisclosed personal agreement to ensure that the purchase price of the stock purchased by Growell would be at a thirty percent discount to the Registrant’s initial public offering price, and he also provided information regarding his fulfillment of this personal agreement.

     As of May 6, 2004, certain details of the foregoing transactions had not been resolved to Deloitte’s satisfaction, and the audit for the 2003 fiscal year has therefore not been completed. As a result of the expected restatements and these unresolved issues, the Registrant’s previously issued financial statements for the year ended December 31, 2002 and Deloitte’s audit report thereon, as well as the Registrant’s quarterly financial statements for the third quarter of 2002 and the first, second, and third quarters of 2003 (and Deloitte’s related review reports thereon), should no longer be relied upon.

     Deloitte has communicated to the Registrant that it is unwilling to continue to rely on the representations of the Registrant’s CEO. Deloitte has also previously communicated to the Registrant that, in light of the facts and circumstances surrounding the expected restatement, there were material weaknesses in the Registrant’s internal accounting controls relating to the execution, administration, and accounting for contracts, particularly in the Registrant’s South Korean operations. The Registrant has taken and is continuing to take steps to improve these internal controls.

     Other than the foregoing, none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Registrant ended December 31, 2003 and 2002 or within the subsequent interim period through the date of Deloitte’s resignation.

     The Registrant’s Audit Committee has discussed with Deloitte the matters disclosed above. The Registrant has authorized Deloitte to respond fully to the inquiries of the Registrant’s successor accountant concerning the matters disclosed above.

     The Registrant has provided Deloitte with a copy of the foregoing disclosure and has requested that Deloitte furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of that letter will be filed with the SEC promptly upon receipt. The Registrant’s Audit Committee has begun the process of selecting new independent certified public accountants and will file a Form 8-K upon the engagement of a new auditing firm.

May 21, 2004

     On May 21, 2004, the Audit Committee of Liquidmetal Technologies, Inc. (the “Registrant”) appointed Stonefield Josephson, Inc. (“Stonefield Josephson”) as the Registrant’s independent auditors. A copy of the press release announcing the engagement of Stonefield Josephson is filed as Exhibit 99.1 to this Current Report on Form 8-K.

     During the two most recent fiscal years and through the date of this Current Report on Form 8-K, the Registrant did not consult Stonefield Josephson regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Registrant’s financial statements, and neither a written report nor oral advice was provided to the Registrant that Stonefield Josephson concluded was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. During the course of the audit of our financial statements for the fiscal years ended December 31, 2001, 2002, and 2003, it was determined that revenues from certain equipment sales made by the Company to Growell Metal Co., Ltd. in the third and fourth quarters of 2002 and the first quarter of 2003 should not have been recognized in those periods. It was also determined that certain amounts relating to sales made to Samsung in December 2002, to JS Technologies in September 2002, and AM Corporation in December 2002 should not have been recognized. And lastly, it was determined that certain stock options granted in 2001 and 2002 were not calculated in accordance with guidelines under APB Opinion No. 25, SFAS No. 123, and EITF 00-23. These determinations and the associated restatement of previously issued financial statements, as described more fully elsewhere in this Form 10-K, suggest that, at the time of the subject transactions and the preparation of our financial statements for the relevant periods, the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) were ineffective as of the period covered by this Form 10-K for purposes of ensuring that all information required to be disclosed by the Company was adequately accumulated and communicated to the Company’s management at such time. However, since that time, the Company has made various improvements to enhance the reliability of its disclosure controls and procedures and the Company’s principal executive officer and principal financial officer believe that these improvements will ensure that our disclosure controls and procedures will be effective pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934.

     (b) Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is a table identifying our current directors and executive officers:

Name	Age	Position
John Kang	41	Chairman of the Board, Chief Executive Officer, and President

James Kang	44	Director and Founder

William Johnson, Ph.D.	56	Director

Tjoa Thian Song	39	Director

Dean Tanella	44	Director

Vincent Addonisio	49	Director (Audit Committee Chairman)

David Binnie	55	Senior Vice President of Administration and Secretary

Tony Chung	34	Vice President of Finance

          John Kang has been our Chief Executive Officer and President since June 2001 and was re-elected as Chairman of our board of directors in August 2003. He has been a director of our Company since 1994. From December 1994 to December 2000, he served as Chairman of our board of directors in a non-employee capacity, and from December 2000 to June 2001 he served as Chairman of our board of directors in an employee capacity. From July 1996 to September 2000, Mr. Kang served variously as Chief Executive Officer, President, and a director of Medical Manager Corporation, a public company traded on the Nasdaq National Market until its sale in September 2000 to WebMD Corporation. From 1988 to 1995, he was Chairman of the board of directors of Clayton Group, Inc., a private company engaged in the distribution of waterworks equipment. Mr. Kang received a B.A. degree in Economics from Harvard College in 1985. Mr. Kang is the brother of James Kang, the former Chairman of our board of directors.

          James Kang has served as a director since December 1994 and as executive Founder of our company since August 2003. From December 1994 to August, he served variously as our Chief Executive Officer, President, and Chairman. Mr. Kang received a B.A. degree in Marketing from the University of Illinois in 1983, and an M.B.A. degree from the Kellogg School of Management at Northwestern University in 1985. Mr. Kang is the brother of John Kang, our Chairman of the Board of Directors, Chief Executive Officer and President.

          William Johnson, Ph.D., has served as a director since June 2000. From October 2001 to September 2003, he was employed as our executive Vice Chairman of Technology. Since 1997, Professor Johnson has been the Mettler Professor of Engineering and Applied Physics at Caltech. He held a Visiting Professor appointment at the Metal Physics Institute in Gottingen, Germany (1983) and received a Von Humbolt Distinguished Scientist Fellowship in Gottingen (1988). He is the 1995 recipient of the TMS/AIME Hume Rothery Award for his experimental work. He received a B.A. degree in Physics from Hamilton College and a Ph.D. degree in Applied Physics from Caltech. He spent two years at IBM’s Research Center (1975-1977). At Caltech, Professor Johnson directed the research that led to the discovery of our bulk Liquidmetal alloy. Professor Johnson is currently a consultant to the Company.

          Tjoa Thian Song has served as a director since 1996. Since 1995, Mr. Tjoa has been the Executive Director of Greatland Company Pte. Ltd., a Singapore-based distributor and manufacturer of tobacco products. Since 1972, Greatland Company has been the international distributor for P.T.Gudang Garam, an Indonesian cigarette manufacturer listed on the Jakarta Stock Exchange. Mr. Tjoa received his B.S. degree in Electrical Engineering from the University of Texas at Austin in 1986 and also received an M.B.A. degree from the National University of Singapore.

          Dean G. Tanella was elected as a director in February 2004. Mr. Tanella is a 20-year veteran of the institutional investment business and has worked for such leading firms as Raymond James & Associates, CS First Boston Corp., Adams Harkness & Hill, Drexel Burnham Lanbert, Inc., Kidder Peabody & Co. and the Vanguard Group. Since 1999, Mr. Tanella has served as President of Safe Harbor Capital, LLC and HarborLight Capital, LLC, both of which are private investment firms. Mr. Tanella received his bachelors degree from Princeton University and his MBA from the Harvard Graduate School of Business Administration.

          Vincent Addonisio was elected as a director in May 2004. Mr. Addonisio is President and CEO of Regency Strategic Advisors, Inc., a firm he founded to advise select corporate clients on strategy, business development, and mergers and acquisitions. Previously, he served as a director, executive vice president and chief administrative officer for IMRglobal Corp., a public company that was subsequently acquired in 2001. Prior to joining IMRglobal, he was a director, executive vice president and chief financial officer for ABR Information Services, Inc., a public company which he also helped lead through initial and secondary public offerings and strategic acquisitions. A CPA, Addonisio began his career with an international accounting firm and subsequently joined W.R. Grace, where he held positions of progressive management responsibility. He holds a BS degree in accounting from Binghamton University and earned an MSM from Georgia Institute of Technology in Atlanta.

          David Binnie has been Senior Vice President-Administration and Corporate Secretary since December 2003. Previously, he served as Senior Vice President for Human Resources, a position he had held since October 2001. Prior to joining Liquidmetal Technologies, Binnie was a senior official with the School District of Hillsborough County, Florida, where he served as the Assistant Superintendent for Human Resources. Hillsborough County is currently the 10th largest school system in the United States with over 191,000 students and over 32,000 employees. Binnie earned degrees at the Bachelors (Education 1971), Masters (Education, 1973) and Doctorate (Education Leadership, 1985) levels at the University of South Florida.

          Tony Chung has been our Vice President of Finance since October 2004, prior to which he served as our Director of Finance upon joining the Company in May 2004. From September 1992 to May 2004, Mr. Chung served in a variety of senior finance capacities at various companies including Everdream Corporation, a startup venture specializing in IT outsourcing, and MAI Systems Corporation, a publicly traded company that develops and licenses hotel management software. Mr. Chung is a Certified Public Accountant and served eight years at KPMG as an Audit and Consulting Manager for several large multinational companies. He received his B.S. degree from The Haas School of Business specializing in accounting and finance from the University of California at Berkeley in 1992.

Change in Principal Financial Officer

On November 3, 2004, David Nail resigned as our Vice President of Finance and ceased to be our principal financial officer. On the same day, our board elected Tony Chung to serve as our Vice President of Finance and become our company’s principal financial officer. Additional information regarding Mr. Chung is set forth above in this Item 10.

BOARD OF DIRECTORS

Terms of Directors

          Our board of directors is divided into three classes (designated “CLASS I,” “CLASS II,” and “CLASS III”), as nearly equal in number as possible, with each class serving three-year terms expiring at the third annual meeting of stockholders after their elections or until their respective successors have been elected and qualified. CLASS I currently consist of the following three directors whose term is scheduled to expire at the 2005 annual meeting of stockholders: John Kang, William Johnson, and Tjoa Thian Song. CLASS II currently consists of the following director whose term is scheduled to expire at the 2006 annual meeting of stockholders: Dean Tanella. CLASS III currently consists of the following two directors whose term will expire at the 2004 annual meeting of stockholders: James Kang and Vincent Addonisio. Vincent Addonisio replaced David Browne who resigned in May 2004 upon the originally scheduled expiration of his term.

Audit Committee

          Our board of directors has an Audit Committee that is currently comprised of Messrs. Addonisio and Tanella. The Audit Committee is responsible for reviewing the independence, qualifications, and activities of our independent certified accountants and our financial policies, control procedures, and accounting staff. The Audit Committee is also responsible for the review of transactions between us and any officer, director, or entity in which an officer or director of Liquidmetal has a material interest. Our board of directors has determined that Messrs. Addonisio and Tanella each qualify as “audit committee financial experts” as defined by the regulations of the Securities and Exchange Commission. The Audit Committee is governed by a written charter approved by the board of directors.

Compensation Committee

          The Compensation Committee is comprised of Messrs. Song and Addonisio. All of the members of the Compensation Committee are “independent directors,” as defined by the rules applicable to members of the Compensation Committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits. The Compensation Committee also administers our equity incentive plans.

Corporate Governance and Nominating Committee

          A Corporate Governance and Nominating Committee (“the Committee”) was formed on February 18, 2003, and is comprised of Messrs. Song and Tanella. All members of the Committee are “independent directors,” as defined by the rules applicable to members of the Committee. The Committee is generally responsible for adopting policies, procedures, and practices designed to help ensure that our corporate governance policies, procedures, and practices continue to assist the board and our management in effectively and efficiently promoting the best interests of our shareholders. The Committee is also responsible for selecting and recommending for approval by the Board and the Company’s shareholders a slate of director nominees for election at each of the Company’s annual meetings of shareholders, and otherwise for determining the Board committee members and chairmen, subject to Board ratification, as well as recommending to the Board director nominees to fill vacancies or new positions on the Board or its committees that may occur or be created from time to time, all in accordance with the Company’s Bylaws and applicable law.

          The Corporate Governance Committee’s principal functions include:

•	developing and maintaining our corporate governance policy guidelines;

•	developing and maintaining our codes of conduct and ethics;

•	overseeing the interpretation and enforcement of our Code of Conduct and our Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers; and

•	evaluating the performance of our board, its committees, and committee chairmen and our directors.

•	selecting and recommending a slate of director nominees for election at each of the Company’s annual meeting of the shareholders and recommending to the Board director nominees to fill vacancies or new positions on the Board or its committees that may occur from time to time.

Code of Ethics

          Our board of directors has adopted a Code of Ethics that is applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

          During the year ended December 31, 2003, our executive officers and directors filed with the Securities and Exchange Commission on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them, except that David Browne, Henri Tchen, Tjoa Thian Song, Jeffrey Oster (a former director), Betsy Atkins (a former director), Ricardo Salas (a former director), and Jack Chitayat (a former director) each received an automatic option grant of 10,000 shares on January 1, 2003 that was not reported until they filed their respective Form 5s on February 14, 2003. We have relied solely on the written representation of its executive officers and directors and copies of the reports they have filed with the Securities and Exchange Commission in providing this information.

          On November 2004, we entered into an agreement with John Kang, our Chairman, President, and Chief Executive Officer, in which Mr. Kang agreed that certain stock transactions by him in the year 2002 involving our common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”). These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering. They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively). Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of our common stock made by Mr. Kang in August 2002.

     The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $301,944.73. Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability in 24 equal monthly installments beginning in January 2005. The above-

described transactions involving Growell Metal will be reported on a new Form 4 filed by Mr. Kang on or about the date of the filing of this Form 10-K, and the open-market purchases were previously reported on a timely basis in August 2002.

Item 11. Executive Compensation

     The following table describes the compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers during the last fiscal year.

SUMMARY COMPENSATION TABLE

					Long-Term
		Annual Compensation			Compensation
					Shares
				Other	Underlying
				Annual	Options	All Other
Name and Positions	Year	Salary	Bonus	Compensation	Granted	Compensation
John Kang (1)	2003	$186,674	—	—		—
Chief Executive Officer,	2002	$300,007	—	—		—
President, and Chairman	2001	$116,671	—	—	1,612,904	—
James Kang (2)	2003	$280,011	—	—	—	—
Founder and Director	2002	$373,334	—	—	2,877,420	—
	2001	$193,338	—	—	—	—
Brian McDougall (3)	2003	$168,832	—	—	500,000	—
Chief Operating and	2002	$175,000	—	—	161,291	—
Financial Officer and Executive Vice President	2001	$102,087	—	—	—	—
Scott Wiggins (4)	2003	$175,000	—	—	—	—
Executive Vice President	2002	$175,000	—	—	—	—
	2001	$93,753	—	—	161,291	—
Tom Trotter (5)	2003	$200,000	—	$12,991	150,000	—
Senior Vice President of Manufacturing	2002	$16,668	—	—	—	—
	2001	—	—	—	—	—
William Johnson, Ph.D.	2003	$242,509	—	—	—	—
Vice Chairman of the Board	2002	$300,000	—	—	—	—
	2001	$87,503	—	—	—	—

(1)	As of August 22, 2003, John Kang was named Chairman of our board of directors, in addition to already serving as Chief Executive Officer and President.

(2)	As of August 22, 2003, James Kang became the executive Founder of the Company and ceased to be the Chairman of our board of directors.

(3)	Mr. McDougall ceased to be an employee of our Company as of February 28, 2004. Prior to Brian McDougall’s separation from the Company, Mr. McDougall was granted a total of 500,000 options in 2003. 200,000 were granted as compensation for his promotion, and 300,000 were granted as a part of a retention program.

(4)	Mr. Wiggins ceased to be an employee of our Company as of December 31, 2003.

(5)	Mr. Trotter commenced employment with us on December 2, 2002, and ceased to be an employee of our Company as of December 31, 2003. $12,991 represents relocation reimbursements for 2003.

          The following table sets forth information with respect to the aggregate stock option exercises by the executive officers named in the Summary Compensation Table during 2003 and the year-end value of unexercised options held by such executive officers.

Aggregate Option Exercises in Last Year and Year-End Values

					Value of Unexercised
	Shares		Number of Unexercised		in-the-Money Options
	Acquired on	Value Realized	Options at Year End		at Year-End (2)
	Exercise	(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
John Kang	—	—	1,612,904	—	—	—
James Kang	—	—	1,984,947	892,473	$535,696	—
Brian McDougall	—	—	64,516	596,775	—	—
Scott Wiggins	—	—	161,291	—	—	—
Tom Trotter	—	—	30,000	120,000	—	—
William Johnson, Ph.D.	161,291	$831,939	—	—	—	—

(1) Represents the difference between the fair market value of the underlying shares at the time of exercise and the exercise price of the options exercised.

(2) Based upon a value of $2.84 per share as of December 31, 2003.

EMPLOYMENT AGREEMENTS

          We have entered into employment agreements with the individuals identified in the Summary Compensation Table above, as follows:

          John Kang. On December 31, 2000, we entered into an employment agreement with John Kang that, as amended, provides for his employment as our Chief Executive Officer and President, and on August 22, 2003, Mr. Kang was named Chairman of our Board of Directors. Mr. Kang’s employment agreement expires on December 31, 2005. Mr. Kang receives an annual base salary equal to $200,000 per year, and his employment will terminate upon the earlier of his death, resignation, disability, or termination by the board of directors for any reason. If we terminate Mr. Kang’s employment without cause, or if Mr. Kang terminates his own employment upon a change of control of our company or for other good reason, as defined in the agreement, we are responsible for paying Mr. Kang a lump-sum cash payment equal to 200% of Mr. Kang’s annual base salary plus the average cash bonus during the two full fiscal years immediately preceding the termination. Pursuant to the agreement, Mr. Kang was issued options to purchase 1,612,904 shares of our common stock at an exercise price of $4.65 per share. The options expire on December 31, 2010 and vested immediately upon grant. In addition, Mr. Kang is prohibited, during his employment with us and for one year after he is no longer employed by us, from soliciting any of our employees or competing with us in any manner. Starting in May 2003, Mr. Kang and other members of senior management took a 10% voluntary decrease in their base salary and returned to full salary in June 2004.

          James Kang. On May 1, 2001, we entered into an employment agreement with James Kang that, as amended, provides for his employment as the named executive Founder of our company. Mr. Kang’s employment agreement expires on May 1, 2006. Mr. Kang receives an annual base salary equal to $300,000 per year, and his employment will terminate upon the earlier of his death, resignation, disability, or termination by the board of directors for any reason. If we terminate Mr. Kang’s employment without cause, or if Mr. Kang terminates his own employment upon a change of control of our company or for other good reason, as defined in the agreement, we are responsible for paying Mr. Kang a severance benefit equal to a lump-sum cash payment equal to 200% of Mr. Kang’s annual base salary plus the average cash bonus during the two full fiscal years immediately preceding the termination. Pursuant to the agreement, Mr. Kang was issued options to purchase 2,580,646 shares of our common stock at an exercise price of $6.20 per share. The options expire on April 30, 2011 and vest at a rate of 33% per year for three years, with the first 33% vesting on May 21, 2002 and an additional 33% on May 21, 2003 and 2004. In addition, Mr. Kang is prohibited, during his employment with us and for two years after he is no longer employed by us, from soliciting any of our employees or customers. Starting in May 2003, Mr. Kang and other members of senior management took a 10% voluntary decrease in their base salary and returned to full salary in June 2004.

          Scott Wiggins. On December 31, 2000, we entered into an employment agreement with Scott Wiggins that provided for his employment as an Executive Vice President of our company. Under this employment agreement, Mr. Wiggins was entitled to an annual base salary of $175,000 per year. Mr. Wiggins’ employment with the company ceased as of December 31, 2003, and pursuant to his employment agreement, we paid him severance compensation in January 2004 in the form of lump-sum payment equal to one year’s annual base salary. Under Mr. Wiggins’ employment agreement, Mr. Wiggins is prohibited, for one year after he is no longer employed by us, from soliciting any of our employees or competing with us in any manner.

     Brian McDougall. On May 21, 2001, we entered into an employment agreement with Brian McDougall that provided for his employment as our Chief Financial Officer and an Executive Vice President, and in March 2003, Mr. McDougall was named our Chief Financial and Operating Officer. Mr. McDougall ceased to be an employee of the Company as of February 28, 2004, and under the terms of a separation agreement entered into between Mr. McDougall and the Company, Mr. McDougall is entitled to severance compensation in the form of salary continuation for a period of two years. At the time of Mr. McDougall’s separation from the Company, his base salary was $190,000 per year. In addition, Mr. McDougall will continue to have the right to exercise up to 409,032 of his previously granted stock options through February 28, 2006. Under Mr. McDougall’s employment agreement and separation agreement, Mr. McDougall is prohibited, for two years after he is no longer employed by us, from soliciting any of our employees or competing with us in any manner.

     Thomas Trotter. On December 1, 2002, we entered into an employment agreement with Thomas Trotter that provided for his employment as our Senior Vice President of Manufacturing. Mr. Trotter ceased to be an employee of the Company as of December 31, 2003, and under the terms of a separation agreement between Mr. Trotter and the Company, Mr. Trotter is entitled to severance compensation in the form of salary continuation for a period of one year after termination, and he was also paid one lump-sum payment of $70,000 in January 2004. At the time of Mr. Trotter’s separation from the Company, his annual base salary was $200,000. Under Mr. Trotter’s employment agreement and separation agreement, Mr. Trotter is prohibited, for two years after he is no longer employed by us, from soliciting any of our employees or competing with us in any manner.

     William Johnson. On October 1, 2001, we entered into an employment agreement with Professor Johnson that provided for his employment as our Vice Chairman of Technology. Professor Johnson’s employment agreement expired on September 30, 2003, at which time Professor Johnson’s employment continued on an “at-will” basis through January 1, 2004. Professor Johnson’s employment agreement provided for a base salary of $300,000 per year. Professor Johnson continues to serve as a director of our Company and beginning on April 1, 2004 also serves as a paid consultant to us at a rate of $10,000 per month. Professor Johnson is prohibited, for two years after he is no longer employed by us, from soliciting any of our employees or competing with us in any manner.

REPORT ON EXECUTIVE COMPENSATION

General

     The Compensation Committee of our board of directors was established in 2002 and currently consists of Tjoa Thian Song and Vincent Addonisio. The Compensation Committee is comprised entirely of non-employee directors and is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits. The Compensation Committee also administers our equity incentive plans. The Compensation Committee also annually reviews and approves the compensation of John Kang, our Chief Executive Officer.

Compensation Philosophy

     The Compensation Committee’s goal is to establish and maintain compensation policies that will enable us to attract, motivate, and retain high-quality executives and to ensure that their individual interests are aligned with our long-term interests and our stockholders. The committee places heavy emphasis on paying for performance and believes that a significant portion of an executive’s total compensation opportunity should be at risk and tied to company performance. Our compensation package consists of three principal components:

•	Base salaries, subject to minimums set forth in individual employment agreements;

•	Annual incentive bonus eligibility; and

•	Stock option grants and other forms of equity-based compensation.

     Base Salary. Base salary is the largest portion of the cash compensation package received by each of our executive officers. The base salary of each of our executive officers is governed by employment agreements that were entered into during 2000 through 2002. Subject to the minimum amounts set forth in their respective employment agreements, we generally establish the base salary of each executive officer based, among other factors, on the Compensation Committee’s assessment of that executive officer’s position, responsibilities, experience, and performance. Our philosophy is to pay base salaries sufficient to attract and retain highly qualified executives. An executive officer’s level of responsibility is the primary factor used in determining base salary. Individual performance also is considered in determining any salary adjustment.

     The Compensation Committee reviews and approves all executive officer salary adjustments as recommended by the Chief Executive Officer and determines whether to increase the base salary above the amount set forth in their employment agreements. The Compensation Committee reviews annually the performance of the Chief Executive Officer and establishes his base salary, subject to the minimum $200,000 base salary set forth in his employment agreement. In 2002 and 2003, the Compensation Committee did not increase the base salary of any of the executive officers.

     Annual Bonus. Our executive officers are eligible for an annual cash bonus under our Performance Bonus Plan. The plan is designed to:

•	put a significant portion of an executive officer’s total cash compensation opportunity at risk based on the performance of the Company;

•	be aligned with our mission, values and culture;

•	be cost-effective and appropriately budgeted to allow for growth of our revenue as well as growth of individual compensation plans;

•	be externally competitive by matching or leading competitors; and

•	be internally equitable through alignment with level of contribution, performance-based rewards, and administrative capabilities.

     Awards of incentive bonuses generally are based on achieving corporate goals and a subjective evaluation of the contributions of individual executives toward the achievement of our business goals. Eligibility for the bonus will be contingent upon the Company meeting or exceeding company-wide financial goals and successful attainment of individual goals for the position. Both elements must be successfully met in order to be eligible for the bonus. None of our executive officers received bonuses for 2003 because the company-wide financial goals were not satisfied.

Equity-Based Compensation.

     Our equity-based awards to our executive officers consist principally of stock options granted from time to time under our 2002 Equity Incentive Plan and our 1996 Stock Option Plan. Stock option grants are based on various factors, including the executive officer’s position, responsibility and tenure, each executive officer’s ability to contribute to our future success, and the other elements of such executive officer’s compensation. Generally, we use equity-based compensation to better align the interests of our executive officers with those of our stockholders. For 2003, the Compensation Committee approved awards of options to executive officers and certain members of senior management, with the sizes of the awards determined with reference to the scope of the position and the employees’ relative contributions to the Company. In addition, three of our executive officers, John Kang, our Chief Executive Officer, James Kang, our executive Founder, and William Johnson, our Vice Chairman, own a significant amount of our common stock.

CEO Compensation

     John Kang’s base salary for 2003, as our President and Chief Executive Officer, was originally set at $200,000, although Mr. Kang and other members of senior management took a 10% voluntary decrease in their base salary starting in May 2003, at which time Mr. Kang’s base salary was reduced to $180,000 per year. This represents a decrease over Mr. Kang’s 2002 salary of $200,000. Mr. Kang’s compensation reflects his status as a significant stockholder of the Company. Accordingly, his base salary is lower than the base salary of CEOs of comparable companies. Mr. Kang voluntarily waived his base salary from January 2004 through May 2004 in support of the Company’s strategic cash objectives. In June 2004, Mr. Kang returned to his base salary of $200,000 and will receive his differential retroactive pay in equal installments over the remaining months of 2004. As a significant stockholder in the Company, his overall compensation is tied directly to sustained increases in the Company’s value.

     No bonus payments were made to Mr. Kang for 2003 because the Compensation Committee determined not to pay any bonuses to any of our executive officers due to the Company missing its financial goals. In addition, no options were granted to Mr. Kang in 2003. As of October 1, 2004, Mr. Kang held options to purchase 1,935,485 shares of our common stock, all of which were fully vested.

     The Internal Revenue Code imposes a limitation on the deduction under Section 162(m) for certain executive officers’ compensation unless certain requirements are met. Our policy is to have all compensation fully deductible; however, we reserve the right to pay compensation that is not deductible if it is in our best interests.

Compensation Committee of the Board of Directors

Tjoa Thian Song
Vincent Addonisio

October 6, 2004

     The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

DIRECTOR COMPENSATION

     Our non-employee directors receive an annual fee of $10,000 for their service to our board and are reimbursed for expenses incurred in attending board and committee meetings. Non-employee directors are also entitled to receive a $10,000 annual cash stipend for each standing board committee (excluding the Audit Committee) on which the director serves. For Audit Committee service, the Audit Committee chairman is entitled to a $35,000 annual stipend, and the other members of the Audit Committee are entitled to a $27,500 annual stipend. In addition to the annual stipends, each non-employee director is entitled to receive a per-meeting fee of $1,000 for each meeting of the board of directors or any board committee attended in person. Effective May 2004, Vincent Addonisio was elected as the lead independent director of the Company. The lead independent director is entitled to a $30,000 annual stipend.

     We also have a 2002 Non-employee Director Stock Option Plan pursuant to which our non-employee directors are entitled to receive stock options. Under this plan, when a director is first elected or appointed to our board of directors, the non-employee director is entitled to receive an initial stock option grant to purchase 50,000 shares of our common stock. Thereafter, on the first business day of January of each year in which the director continues to serve as a member of our board, the director is entitled to an annual stock option grant to purchase 10,000 shares of our common stock. All options granted under the plan have an exercise price equal to the fair market value of our common stock on the date of the grant. These stock options have a 10-year term, vest, and are exercisable pursuant to an equal 5-year vesting schedule, and remain exercisable for certain periods of time after a person is no longer a director.

     No director who is an employee will receive separate compensation for services rendered as a director. However, our employee directors are eligible to participate in our 2002 Equity Incentive Plan.

STOCK PRICE PERFORMANCE GRAPH

     The following graph presents a comparison of the cumulative total stockholder return since our initial public offering on May 21, 2002 and through December 31, 2003, on our common stock with the cumulative stockholder return on the Russell 2000® Index and the Russell 3000® Materials and Processing Index. This graph assumes that $100 was invested on May 21, 2002, in each specified group with reinvestment of dividends, if any. Historical stock performance during this period may not be indicative of future stock performance.

	5/21/2002	12/31/03
Liquidmetal Technologies, Inc.	100%	18.90%
Russell 2000® Index	100%	115.28%
Russell 3000® Materials and Processing Index	100%	110.02%

     The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 1, 2004 by:

•	each of our directors and the executive officers identified in the Summary Compensation Table in Item 11 above;

•	all directors and executive officers as a group, and

•	each person known by us to own beneficially more than 5% of the common stock.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to applicable community property laws. As of October 1, 2004, there were 238 holders of record of our common stock. For purposes of calculating amounts beneficially owned by a stockholder, the number of shares deemed outstanding includes 41,609,652 shares of common stock outstanding as of October 1, 2004. In addition, shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of October 1, 2004 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the beneficial ownership of that person but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person.

	Beneficially Owned
Name	Shares	Percent
John Kang (1)	5,701,750	14%
James Kang (2)	7,072,193	17%
William Johnson	1,225,650	3%
Scott Wiggins	32,278	*
Brian McDougall (3)	269,003	1%
Thomas Trotter (4)	0	*
David Binnie (5)	74,355	*
David Nail (6)	17,280	*
Tjoa Thian Song (7)	4,333,104	10%
Dean Tanella (8)	9,990	*
Vincent Addonisio (9)	0	*
All directors and executive officers as a group - 11 persons		45%

* Less than 1.0%

(1)	Includes:

(a) 1,612,904 shares that are issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of October 1, 2004;

(b) 322,581 shares issuable pursuant to a warrant held jointly by John Kang and Ricardo Salas (a former director of the company) that is currently exercisable; and

(c) 32,240 shares held by Mr. Kang’s minor children.

(2)	Includes 2,845,162 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of October 1, 2004. Also includes 969 shares held by James Kang’s minor children. Does not include 32,258 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

(3)	Includes 236,744 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days. Does not include 424,516 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

(4)	Includes 30,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days. Does not include 120.000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

(5)	Includes 69,655 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days. Does not include 120,934 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

(6)	Includes 17,280 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days. Does not include 35,786 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

(7)	3,874,585 of these shares are held of record by a revocable grantor trust established by Mr. Tjoa for himself and his family members. Mr. Tjoa continues to beneficially own all such shares. Includes 322,581 shares issuable pursuant to a currently exercisable warrant and 2,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days. Does not include 68,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

(8)	Includes 1,390 shares held by Mr. Tanella’s minor children. Does not include 50,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

(9)	Does not include 50,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days

Equity Compensation Plan Information

     The following table sets forth certain information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2003.

	Number of Securities	Weighted Average
	To be	Exercise
	Issued upon Exercise of	Price of Outstanding	Number of Securities
	Outstanding Options,	Options,	Remaining Available for
Plan Category	Warrants, and Rights	Warrants, and Rights	Future Issuance
Equity compensation plans approved by security holders:	8,171,461	$5.11	8,959,704
Equity compensation plans not approved by security holders:	—	—	—
Total	8,171,461	$5.11	8,959,704

Item 13. Certain Relationships and Related Transactions

     We are a party to an amended and restated licensed agreement with the California Institute of Technology (Caltech) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys. Professor William Johnson, a member of our board of directors and beginning April 1, 2004 became a paid consultant of our Company, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory. Under the Caltech license agreement, we have a fully paid, exclusive license to make, use, and sell products from inventions, proprietary information, know-how, and other rights relating to amorphous alloys owned by Caltech and existing as of September 1, 2001. The license agreement also gives us the exclusive right to make, use, and sell products derived from substantially all amorphous alloy technology developed in Professor Johnson’s Caltech laboratory during the period September 1, 2001 through August 31, 2005. During 2003, we paid Caltech aggregate fees of $50,000 under the license agreement which is the final one-third payment of the $150,000 aggregate fee under the license agreement, although no royalties were paid under the license agreement during 2003, and no additional license fees or royalties are payable in the future to Caltech under the agreement.

     In addition to the Caltech license agreement, we occasionally assist in the funding of Caltech research programs that are aimed at facilitating the further development of amorphous alloy technology. Although this funding assistance is not required by the Caltech license agreement, the purpose of the funding is to help facilitate the more rapid development of amorphous alloy technology to which we will ultimately acquire rights under the Caltech license agreement. During 2003, we did not pay Caltech for such programs. Also, during 2003, Professor Johnson was an employee of our Company and was individually paid aggregate compensation of $242,509 for the year.

     In June 2003, we entered into an exclusive ten-year license agreement with LLPG, Inc., a company founded and owned by Jack Chitayat, a former director of Liquidmetal Technologies, Inc. Under the terms of the license agreement, LLPG has the exclusive right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in the jewelry and high-end luxury products market for a ten year term. In conjunction with this license agreement, LLPG purchased from us two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2 million, which was paid to the Company in installments during 2003 and 2004.

     We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our Company. Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005. During 2003, we incurred $50,000 in consulting fees from Chitnis Consulting.

     During 2003, Soo Buchanan, the sister of John Kang and James Kang, was employed by our Company and was paid aggregate compensation of $76,003 during the year. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company during 2003 and was paid aggregate compensation of $89,615 during the year.

Item 14. Principal Accounting Fees and Services

     Prior to May 2004, Deloitte & Touche LLP was our independent public accountant; however, effective May 2004, Deloitte & Touche LLP resigned as our independent accountant. Liquidmetal Technologies subsequently engaged Stonefield Josephson, Inc. Item 14 includes the principal accounting fees and services for both Deloitte & Touche LLP and Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

     Stonefield Josephson, Inc. was engaged in May 2004 and has served as our independent public accountants during the year ended December 31, 2003. In connection with the fiscal years ended December 31, 2003, 2002, and 2001 Stonefield Josephson provided audit services to us and billed us for these services as follows:

     The following table summarizes the aggregate fees billed to the Company by Stonefield for professional services:

Fees	2003, 2002, and 2001
Audit Fees (1)	$760,000

1.	Audit Fees. Fees for audit services billed in 2004 consisted of:

•	Audit of the Company’s annual financial statements for 2003, 2002, and 2001;

Deloitte & Touche LLP

     The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP for professional services performed in 2003 and 2002:

Fees	2003	2002
Audit Fees (1)	$296,021	$108,746
Tax Fees (2)	68,435	81,605
Total	$364,456	$190,351

     1. Audit Fees.

Fees for audit services billed in 2003 consisted of:

•	Audit of the Company’s annual financial statements;

•	Reviews of the Company’s quarterly financial statements;

•	Comfort letters, statutory and regulatory audits, consents and other services related to Securities and Exchange Commission matters;

•	Consultations about accounting for settlement and fund raising; and

•	Reviews of Securities and Exchange Commission documents associated with financing and restructuring.

     Fees for audit services billed in 2002 consisted of:

•	Audit of the Company’s annual financial statements;

•	Reviews of the Company’s quarterly financial statements; and

•	Comfort letters, statutory and regulatory audits, consents and other services related to Securities and Exchange Commission matters.

2.	Tax Fees. Fees for tax services billed in 2003 and 2002 consisted of tax compliance and tax planning/advice

     The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent directors on a case-by-case basis. The Audit Committee approved 100% of the services performed by Deloitte & Touche LLP and Stonefield Josephson, Inc. in 2004, 2003, and 2002 as identified above.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. The Index to our Consolidated Financial Statements is set forth on page 68 of this report.

2.	Financial Statement Schedules. See the last page of Consolidated Financial Statements.

3.	Exhibits. See Item 15(c) below.

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

Date Filed	Date of Report	Item
October 9, 2003	October 9, 2003	The Company filed a news release under Items 9 and 12 of Form 8-K announcing the Company’s revenue estimate for the third quarter ended September 30, 2003.

October 30, 2003	October 30, 2003	The Company filed a news release under Items 9 and 12 of Form 8-K announcing the Company’s financial results for the third quarter ended September 30, 2003.

(c)	Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or incorporated by reference into, this report.

(d)	Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit
Number		Description of Document
2.1	—	Agreement and Plan of Merger, dated May 21, 2003, between Liquidmetal Technologies, Inc. and Liquidmetal Technologies (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 14, 2003).

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2003)

3.2	—	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q on August 14, 2003)

4.1	—	Reference is made to Exhibits 3.1 and 3.2.

4.2	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003)

10.1	—	Amended and Restated License Agreement, dated September 1, 2001, between Liquidmetal Technologies, Inc. and California Institute of Technology (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.2	—	Improved Property Commercial Lease, dated September 11, 2002, between Liquidmetal Technologies, Inc. and P & S Properties (incorporated by reference to Exhibit 10.2 of Form 10-K filed on March 31, 2003).

10.3	—	Lease, dated October 4, 2001, between Plaza IV Associates, Ltd. and Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.4	—	Second Amendment of Lease, dated October 3, 2003, between Liquidmetal Technologies, Inc. and Plaza Associates IV, Ltd. (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on November 14, 2003).

10.5	—	Standard Lease, dated May 27, 2001, between Investors Equity Fund, Inc. and Amorphous Technologies International (now known as Liquidmetal Technologies, Inc.) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 on November 20, 2001 (Registration No. 333-73716)).

10.6*	—	1996 Stock Option Plan, as amended, together with form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.7*	—	2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

10.8*	—	2002 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

10.9*	—	Employment Agreement, dated December 31, 2000, between Liquidmetal Technologies, Inc. and John Kang, as amended by Amendment No. 1 to Employment Agreement, dated June 28, 2001 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.10*	—	Employment Agreement, dated May 1, 2001, between Liquidmetal Technologies, Inc. and James Kang, as amended by Amendment No. 1 to Employment Agreement, dated June 28, 2001 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

10.11*	—	Amendment No. 2 to Employment Agreement, dated September 1, 2003, between James Kang and Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 14, 2003).

10.12*	—	Employment Agreement, dated October 1, 2001, between Liquidmetal Technologies, Inc. and William Johnson, Ph.D. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716))

10.13*	—	Employment Agreement, dated October 1, 2001, between Liquidmetal Technologies, Inc., and David Binnie.

10.14*	—	Employment Agreement, dated November 3, 2004, between Liquidmetal Technologies, Inc. and Tony Chung.

10.15*	—	Employment Agreement, dated December 31, 2000, between Liquidmetal Technologies, Inc. and T. Scott Wiggins (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

Exhibit
Number		Description of Document
10.16*	—	Employment Agreement, dated May 21, 2001, between Liquidmetal Technologies, Inc. and Brian McDougall (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.17*	—	Employment Separation Agreement, dated December 31, 2003, between Liquidmetal Technologies, Inc. and Brian McDougall.

10.18*	—	Letter Agreement, dated February 26, 2004, between Brian McDougall and Liquidmetal Technologies, Inc.

10.19*	—	Employment Agreement, December 1, 2002, between Liquidmetal Technologies, Inc. and Thomas Trotter.

10.20*	—	Employment Separation Agreement, dated November 6, 2003, between Liquidmetal Technologies, Inc. and Thomas Trotter.

10.21*	—	Separation and Consulting Agreement, dated November 15, 2001, between Liquidmetal Technologies, Inc. and Shekhar Chitnis, together with Consulting Agreement attached as Exhibit A (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

10.22	—	Warrant for Purchase of Shares of Common Stock, dated February 21, 2001, granted by Liquidmetal Technologies, Inc. to John Kang and Ricardo Salas (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed by on November 20, 2001 (Registration No. 333-73716)).

10.23	—	Warrant for Purchase of Shares of Common Stock, dated February 21, 2001, granted by Liquidmetal Technologies, Inc. to Tjoa Thian Song (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.24	—	Non-Qualified Stock Option Agreement, dated January 1, 2001, between Liquidmetal Technologies, Inc. and Paul Azinger (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.25	—	Foreign Corporation Lease Zone Occupancy (Lease) Agreement, dated March 5, 2002, between Kyonggi Local Corporation and Liquidmetal Korea Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (Amendment No. 2) filed by Liquidmetal Technologies on April 5, 2002 (Registration No. 333-73716)).

10.26	—	Credit Service Agreement, dated February 2003, between Liquidmetal Korea Co., Ltd. and Kookmin Bank (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 31, 2003).

10.27	—	Agreement for Rent dated February, 2003, between Liquidmetal Korea Co., Ltd. and Dong Myung Seo Bank (incorporated by reference to Exhibit 10.21 to the Form 10-K filed on March 31, 2003).

10.28	—	Share Transfer Agreement, dated February 28, 2004, among Liquidmetal Korea Co. Ltd., Sun Joo Ho, and Dongyang Induction Co. Ltd.

10.29	—	Settlement Agreement, dated January 10, 2004, between Liquidmetal Korea Co., Ltd. and Growell Metal Co., Ltd.

10.30	—	Amended and Restated Securities Purchase Agreement, dated March 1, 2004, among Liquidmetal Technologies, Inc., Michigan Venture Capital Co., Ltd., and the investors identified as “Purchasers” therein Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2004).

10.31	—	Form of 6% Senior Convertible Note issued under Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 2, 2004).

10.32	—	Registration Rights Agreement, dated March 1, 2004, among Liquidmetal Technologies, Inc. and the purchasers under Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 2, 2004).

10.33	—	Common Stock Purchase Warrant, dated March 1, 2004, granted by Liquidmetal Technologies, Inc. to Michigan Venture Capital Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 2, 2004).

10.34	—	Factory Mortgage Agreement, dated March 1, 2004, among Liquidmetal Korea Co., Ltd., Michigan Venture Capital Co., Ltd., and the other parties identified therein (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on July 2, 2004).

10.35	—	Securities Purchase Agreement, dated March 1, 2004, among Liquidmetal Technologies, Inc. and the investors identified as “Purchasers” therein (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on July 2, 2004).

Exhibit
Number		Description of Document
10.36	—	Form of 6% Senior Convertible Note issued under Securities Purchase Agreement (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on July 2, 2004).

10.37	—	Registration Rights Agreement, dated March 1, 2004, among Liquidmetal Technologies, Inc. and the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on July 2, 2004).

10.38	—	Form of Common Stock Purchase Warrant granted to purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on July 2, 2004).

10.39	—	Form of Placement Agent Common Stock Purchase Warrant, dated March 1, 2004 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on July 2, 2004).

10.40	—	Security Agreement, dated March 1, 2004, between Liquidmetal Technologies, Inc. and Middlebury Capital LLC, as agent (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on July 2, 2004).

10.41	—	Note Exchange Agreement, dated July 29, 2004, among Liquidmetal Technologies, Inc. and certain individuals identified as “Noteholders” therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 20, 2004).

10.42	—	Form of 10% Senior Secured Notes Due 2005 of Liquidmetal Technologies, Inc. issued pursuant to Note Exchange Agreement filed as Exhibit 10.2 hereto (incorporated by reference to Exhibit 10. to the Form 8-K filed on August 20, 2004).

10.43	—	Form of 6% Senior Security Note Due 2007 of Liquidmetal Technologies, Inc. issued pursuant to Note Exchange Agreement filed as Exhibit 10.3 hereto (incorporated by reference to Exhibit 10. to the Form 8-K filed on August 20, 2004).

10.44	—	Note Exchange Agreement, dated July 29, 2004, among Liquidmetal Technologies, Inc and Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 20, 2004).

10.45	—	10% Senior Secured Notes Due 2005 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 20, 2004).

10.46	—	Form of 6% Senior Security Note Due 2007 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on August 20, 2004).

14	—	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers
21	—	Subsidiaries of the Registrant.

23.1	—	Consent of Stonefield Josephson

24.1	—	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

By:	/s/ John Kang

John Kang
President and Chief Executive Officer

Date: October 29, 2004

POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Kang and Tony Chung and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John Kang John Kang	Chairman of the Board Chief Executive Officer President and Director (Principal Executive Officer)	October 6, 2004

/s/ James Kang James Kang	Founder and Director	October 6, 2004

/s/ William Johnson William Johnson	Director	October 6, 2004

/s/ Tjoa Thian Song Tjoa Thian Song	Director	October 6, 2004

/s/ Vincent Addonisio	Director	October 6, 2004
Vincent Addonisio

/s/ Dean Tanella Dean Tanella	Director	October 6, 2004

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) and the Schedule II information. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the accompanying 2002 and 2001 consolidated financial statements have been restated.

The accompanying financial statements for the year ended December 31, 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s recurring losses from operations and recurring negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Irvine, California
Certified Public Accountants

October 22, 2004

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2003	2002
		(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,129	$26,003
Marketable securities held-for-sale	—	3,068
Trade accounts receivable, net of allowance for doubtful accounts of $155 and $450	4,185	5,910
Inventories	5,780	4,011
Prepaid expenses and other current assets	564	2,142

Total current assets	13,658	41,134
PROPERTY, PLANT AND EQUIPMENT, NET	17,958	23,505
OTHER INTANGIBLE ASSETS, NET	984	785
GOODWILL	—	184
OTHER ASSETS	426	408

Total assets	$33,026	$66,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,274	$11,175
Net liabilities of discontinued operations	—	1,148
Deferred revenue	3,018	2,980
Long-term debt, current portion	1,032	—
Other current liabilities	4,705	19

Total current liabilities	13,029	15,322
LONG-TERM DEBT, NET OF CURRENT PORTION	3,015	—
OTHER LIABILITIES	814	74

Total liabilities	16,858	15,396

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	5	21

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 41,609,652 shares issued and outstanding at December 31, 2003 and 200,000,000 shares authorized and 41,009,245 issued and outstanding at December 31, 2002	42	106,554
Additional paid in capital	128,581	21,575
Unamortized stock-based compensation	(128)	(260)
Accumulated deficit	(112,587)	(78,982)
Accumulated other comprehensive income	255	1,712

Total shareholders’ equity	16,163	50,599

Total liabilities and shareholders’ equity	$33,026	$66,016

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Years Ended December 31,
	2003	2002	2001
		(restated)	(restated)
REVENUE, Net	$16,854	$11,235	$3,882
COST OF SALES	22,188	7,174	1,924

Gross (loss) profit	(5,334)	4,061	1,958
OPERATING EXPENSES:
Selling, general and administrative	17,784	13,472	5,239
Research and development	8,853	11,825	1,726
Impairment of goodwill	184	—	—
Impairment of long lived assets	2,684	—	—

Total operating expenses	29,505	25,297	6,965

LOSS BEFORE INTEREST, OTHER INCOME, INCOME TAXES MINORITY INTEREST AND DISCONTINUED OPERATIONS	(34,839)	(21,236)	(5,007)
Interest expense	(393)	(1,113)	(1,103)
Interest income	309	510	8
Gain on sale of marketable securities held-for-sale	1,178	832	—

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(33,745)	(21,007)	(6,102)
Income taxes	(8)	(123)	—

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(33,753)	(21,130)	(6,102)
Minority interest in loss of consolidated subsidiary	21	118	—

LOSS FROM CONTINUING OPERATIONS	(33,732)	(21,012)	(6,102)
DISCONTINUED OPERATIONS:
Loss from operations of discontinued retail golf segment, net	—	—	(5,973)
Gain (loss) from disposal of discontinued retail golf segment, net	127	1,556	(11,949)

NET LOSS	(33,605)	(19,456)	(24,024)
OTHER COMPREHENSIVE GAIN (LOSS):
Foreign exchange translation gain (loss) during the period	211	(28)	(24)
Net unrealized gain (loss) on marketable securities available-for-sale	(1,668)	1,668	—

COMPREHENSIVE LOSS	$(35,062)	$(17,816)	$(24,048)

PER COMMON SHARE BASIC and DILUTED:
Loss from continuing operations	$(0.81)	$(0.54)	$(0.18)

Gain (Loss) from discontinued operations	$0.00	$0.04	$(0.54)

Net loss	$(0.81)	$(0.50)	$(0.72)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

						Unamortized		Accumulated
					Additional	Stock-based	Accumu-	Other
	Preferred	Preferred	Common	Common	Paid in	Compen-	lated	Comprehensive
	Shares	Stock	Shares	Stock	Capital	sation	Deficit	Income (Loss)	Total
					(restated)	(restated)	(restated)
Balance, December 31, 2000	—	$—	30,884,042	$19,305	$12,421	$—	$(35,502)	$96	$(3,680)
Preferred stock issued	456,857	5,665	—	—	—	—	—	—	5,665
Commission expense on sale of preferred stock	—	(88)	—	—	—	—	—	—	(88)
Common stock issued	—	—	977,034	5,477	—	—	—	—	5,477
Stock options exercised	—	—	1,822,581	2,400	—	—	—	—	2,400
Conversion of notes payable	—	—	1,339,858	2,570	—	—	—	—	2,570
Discounts on notes payable	—	—	—	—	1,692	—	—	—	1,692
Stock-based compensation	—	—	—	—		2,521	—	—	2,521
Unamortized stock option based compensation	—	—	—	—	9,815	(9,815)	—	—	—
Dilution gain on common stock issued by subsidiaries	—	—	—	—	37	—	—	—	37
Purchase of common stock of subsidiaries	—	—	—	—	(50)	—	—	—	(50)
Foreign exchange translation loss	—		—	—	—	—	—	(24)	(24)
Net loss (as restated)	—	—	—	—	—	—	(24,024)	—	(24,024)

Balance, December 31, 2001 (as restated)	456,857	$5,577	35,023,515	$29,752	$23,915	$(7,294)	$(59,526)	$72	$(7,504)
Common stock issued	—	—	5,229,000	78,435	—	—	—	—	78,435
Transaction expenses of initial public offering including commissions	—	—	—	(7,714)	—	—	—	—	(7,714)
Stock options exercised	—	—	299,873	504	—	—	—	—	504
Conversion of preferred stock to common stock	(456,857)	(5,577)	456,857	5,577	—	—	—	—	—
Stock-based compensation	—	—	—	—		4,694	—	—	4,694
Unamortized stock option based compensation	—	—	—	—	(2,340)	2,340	—	—	—
Foreign exchange translation loss	—		—	—	—	—	—	(28)	(28)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	1,668	1,668
Net loss (as restated)	—	—	—	—	—	—	(19,456)	—	(19,456)

Balance, December 31, 2002 (as restated)	—	$—	41,009,245	$106,554	$21,575	$(260)	$(78,982)	$1,712	$50,599
Stock options exercised	—	—	684,165	1,149	—	—	—	—	1,149
Repurchase of shares	—	—	(93,758)	(653)	—	—	—	—	(653)
Change in par value due to Reincorporation	—	—	—	(107,008)	107,008	—	—	—	—
Stock-based compensation	—	—	10,000	—	100	25	—	—	125
Unamortized stock option based compensation	—	—	—	—	(107)	107	—	—	—
Purchase of common stock of subsidiaries	—	—	—	—	5	—	—	—	5
Foreign exchange translation gain	—	—	—	—	—	—	—	211	211
Reclassification for net realized gain	—	—	—	—	—	—	—	(1,668)	(1,668)
Net loss	—	—	—	—	—	—	(33,605)	—	(33,605)

Balance, December 31, 2003	—	$—	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Years Ended December 31,
	2003	2002	2001
		(restated)	(restated)
OPERATING ACTIVITIES:
Net loss	$(33,605)	$(19,456)	$(24,024)
Add (gain) loss from operations and loss on disposition of discontinued operations	(127)	(1,556)	17,922

Loss from continuing operations	(33,732)	(21,012)	(6,102)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of long lived assets	2,684	—	—
Impairment of goodwill	184	—	—
Loss from Growell settlement	2,765	—	—
Gain on sale of marketable securities held-for-sale	(1,178)	(832)	—
Minority interest	(21)	(118)	—
Bad debt expense	(28)	921	25
Warranty expense	(297)	237	—
Depreciation and amortization	4,416	1,513	132
Amortization of debt discount	—	912	780
Stock-based compensation	123	2,203	1,330
Changes in operating assets and liabilities:
Trade accounts receivable	1,598	(5,849)	(151)
Inventories	(273)	(3,308)	(311)
Prepaid expenses and other current assets	1,578	(1,048)	(273)
Other assets	(18)	(217)	—
Accounts payable and accrued expenses	(9,615)	7,612	1,304
Deferred revenue	38	2,150	—
Other liabilities	5,426	—	80

Net cash used by continuing operations	(26,350)	(16,837)	(3,186)
Net cash used by discontinued operations	(1,020)	(2,456)	(8,866)

Net cash used by operating activities	(27,370)	(19,293)	(12,052)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,450)	(23,677)	(1,070)
Purchase of marketable securities held-for-sale	—	(2,000)	—
Proceeds from sale of marketable securities held-for-sale	2,578	1,432	—
Acquisition of subsidiary, net of cash received	—	74	—
Investment in patents and trademarks	(298)	(144)	(89)

Net cash used by investing activities	(170)	(24,315)	(1,159)

FINANCING ACTIVITIES:
Proceeds from borrowings	5,488	3,500	4,000
Repayment of borrowings	(1,441)	(7,400)	(100)
Repayment of other liabilities	(72)	(14)	—
Proceeds from issuance of common stock, net of offering costs	—	70,721	3,477
Proceeds from issuance of preferred stock, net of offering costs	—	—	5,577
Stock options exercised	899	504	2,400
Proceeds from issuance (repurchase) of common stock by subsidiaries, net	5	—	(13)

Net cash provided by financing activities	4,879	67,311	15,341

EFFECT OF FOREIGN EXCHANGE TRANSLATION	(213)	70	(24)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,874)	23,773	2,106
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,003	2,230	124

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,129	$26,003	$2,230

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$368	$443	$52

Taxes paid	$132	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands, except share data)

     In 2003, an option holder surrendered 93,758 shares of the Company’s common stock in lieu of cash payment for the option exercise price of $250 and income taxes payable by the option holder of $403. The Company immediately canceled the common shares received in lieu of cash payment upon receipt of the shares.

     As of 2003, the change in the foreign exchange rate between the U.S. Dollar and the South Korean Won resulted in a $47 gain related to the note payable and a $433 gain related to property, plant and equipment.

     In 2003 the Company reclassified $1,477 of machines from property, plant and equipment to Machines held by customer.

     In 2003, the Company entered into a lease agreement for $291 of laboratory equipment that was recorded as a capital lease obligation.

     In 2002 and 2001, $2,570 and $108 in notes payable and accrued interest were converted to the Company’s common stock. In 2001, Liquidmetal Golf transferred and assigned to the Company two subordinated promissory notes in exchange for the Company’s common stock in the amount of $2,000.

     In 2002 and 2001, respectively, the Company recorded a net addition to shareholders’ equity of, $2,492 and $1,191 comprised of stock compensation and discounts on convertible notes payable in the discontinued retail golf operations. In 2002, there was a $98 foreign exchange loss effect in the discontinued retail golf operations.

     In 2002, the Company entered into a lease agreement for $107 of office furniture that was recorded as a capital lease obligation.

     In 2001, the Company accrued $100 for payments to be made to Caltech in exchange for rights to certain patents (see Note 9).

     In 2001, the Company incurred $792 of costs related to the initial public offering that had not been paid as of December 31, 2001.

     In 2001, the Company recorded paid in capital of $1,692 comprised of discounts on notes payable.

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

1. Description of Business

     Liquidmetal Technologies, Inc. (“Liquidmetal Technologies”) and its subsidiaries (collectively “the Company”) are in the business of developing, manufacturing, and marketing products made from amorphous alloys. Liquidmetal Technologies markets and sells Liquidmetal® alloy industrial coatings and also manufactures, markets and sells products and components from bulk Liquidmetal alloys that can be incorporated into the finished goods of its customers across a variety of industries. The Company also partners with third-party licensees and distributors to develop and commercialize Liquidmetal alloy products.

     The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods. In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling, and the manufacture and sale of die casting equipment. In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions. In the twelve months ended December 31, 2001, the Company derived a majority of its revenue from the operation of its retail golf segment, which was discontinued on September 30, 2001 and is now accounted for as a discontinued operation. The retail golf segment marketed golf clubs made of the Company’s bulk Liquidmetal alloys. Beginning in 2002 the Company outsourced the manufacturing of the golf clubs.

2. Restatement

Growell Restatement

     As a part of the accompanying consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to the fact that revenues from equipment sales made to Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), in the third and fourth quarters of 2002 and the first quarter of 2003 should not have been recognized in those periods. Revenues of $873 and $681 from the sales of alloying equipment to Growell were previously recorded in the quarters ended September 30, 2002 and December 31, 2002, respectively, and revenue of $2,543 from the sale of die casting machines to Growell was previously recorded in the quarter ended March 31, 2003. The 2002 Growell sale of $1,554 had an associated cost of sales of $1,478 resulting in a profit of $78 during 2002. The 2003 Growell sale of $2,543 had an associated cost of sales of $840 resulting in profit of $1,703. The effect of the restatement is to eliminate the recognition of revenue on the alloying equipment sales in 2002 and to defer the recognition of revenue on the die casting equipment in 2003 until the quarter ending March 31, 2004.

     The alloying and die casting equipment were the subject of a previously reported dispute between the Company’s South Korean subsidiary, Liquidmetal Korea Co., Ltd. (“Liquidmetal Korea”), and Growell, which was a former supplier of alloy ingots to Liquidmetal Korea’s Pyongtaek, South Korea manufacturing plant and also a die casting licensee of the Company. The restatement of revenues from the equipment sales is a result of an analysis initiated by the Company based upon the settlement of this dispute in January 2004 and a determination that the original revenue recognition decision did not include consideration of all agreements relating to the subject matter of the transactions. The Company concluded that the equipment sales were contingent upon Liquidmetal Korea’s continued performance under its agreements with Growell, and consequently revenue recognition is deferred until the contingency was ended.

     The Company has reclassified the $757 and $720 of alloying equipment subject to the contingency as Machines held by customer at September 30, 2002 and December 31, 2002, respectively. The Company has reclassified the die casting equipment at March 31, 2003 and for subsequent quarterly periods as Machines held by customer, which are included in inventory.

     Under terms of a January 10, 2004 settlement of the dispute between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers. Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry. The remaining settlement payable of $2,837 and trade accounts payable of $14 will be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004. The Company recorded a loss on the settlement at December 31, 2003 of $2,765 which is included in “Cost of Sales” in the December 31, 2003 Consolidated Statements of Operations and Comprehensive Loss. The loss on settlement reflects the write-down of the assets received in the settlement to their fair market value. The loss is accrued for in the “Accounts payable and accrued expenses” section in the December 31, 2003, Consolidated Balance Sheet. The sale of the die casting machines to Growell will be reflected in the first quarter of 2004. Under the settlement agreement between the parties, the Company and Growell granted to the other party (and the other party’s affiliates) a release of all known and unknown claims of any nature arising between the parties through the date of settlement, as well as a release against future claims under agreements between the parties that were terminated as a part of the settlement. The settlement agreement provided that all agreements of any nature between the parties and their respective affiliates

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

were terminated as of the date of settlement, with the exception of certain confidentiality agreements, a Liquidmetal coatings distribution agreement, and future rights under the die casting agreement pursuant to which Growell purchased the die casting machines and obtained a license to make auto parts from Liquidmetal alloys. The settlement agreement also includes, as an accommodation to Growell, if the Company becomes aware of any prospective customer that desires to purchase a proprietary Company casting machine at a time when Growell desires to sell any of its Liquidmetal die casting machines, then the Company will not sell such die casting machine to the prospective customer unless the Company first directs the prospective customer to Growell and encourages the prospective customer to purchase the machine from Growell.

Stock Compensation Restatement

     As a part of the accompanying consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to the fact that stock option grants were not calculated in accordance with guidelines under APB Opinion No. 25, SFAS No. 123, and EITF 00-23.

     On May 1, 2000, a member of our Board of Directors was awarded 516,130 incentive stock options (ISO) at the current fair market value of $2.79. At the time of the grant, he was a full-time Liquidmetal employee and therefore, APB opinion 25’s application to this grant required no compensation expense to be recorded at the time as the options were issued at current fair market value. On November 15, 2001, based on his separation agreement, he forfeited 113,548 of these options in exchange for accelerated vesting of 15,484 options, which were originally set to vest on May 1, 2003. These options (noted as “the surviving shares”) were granted accelerated vesting to vest on May 1, 2002, one year earlier than originally scheduled. No other changes were made to his option award, other than to note that these options would change in status from ISO’s to non-qualified options due to his employment status change from an employee to a consultant and he continued as a Director of the Company. He served as a member of our Board of Directors until May 20, 2003 and continues to serve in a consulting role under a consulting agreement that will expire on December 31, 2005. At the time of the separation, the Company originally booked stock compensation expense relating to the modified award only for the 15,484 option shares that were deemed “surviving shares” and amortized as compensation expense over the remaining vesting period, under APB opinion 25. However, the Company was required to re-measure all of the unvested shares that were permitted to vest after the separation date under FAS 123; thus, the Company has restated the stock compensation expense for the accelerated vesting shares or the surviving shares and a pro-rated expense for the 129,032 options that were to vest as scheduled on May 1, 2002. The pro-rata calculation provided for 6.5 months of the 12-month vesting period for the 129,032 options as being excluded for the remaining vesting period and subsequent stock compensation expense calculation. Thus, only the remaining vesting period of 5.5 months was allocated to the 129,032 shares, representing a total stock compensation expense for 59,140 options that are pro-rated and the surviving shares of 15,484 which were permitted accelerated vesting. The total of 74,624 options under this award were re-measured as of November 15, 2001 and expensed over the remaining vesting period of 5.5 months per the guidance of FAS 123.

     On July 1, 2001 the Company awarded 14,517 options to a consultant. The Company accounted for these consultant option awards under FAS 123 and amortized the stock compensation expense over their 3-year vesting period. However, the Company cancelled the option agreements on March 31, 2002 but did not properly reflect these cancellations in the amortization expense or the outstanding option schedule. Furthermore, the Company recorded the stock compensation expense for one of the consultants over a 3-year vesting period instead of the correct vesting period of 1-year. Accordingly, the Company has restated the stock compensation expense to reflect the 1-year vesting schedule and the cancellation of the consultant agreement according to FAS 123.

     On July 31, 2001, the Company awarded 16,129 options to a consultant to purchase the Company’s common stock at $9.30 on July 31, 2001, with a five year vesting schedule with 20% vesting per year. The Company recorded a stock compensation expense for this award according to FAS 123. However, this consultant became an employee on February 15, 2002, and due to this change in employment status, the Company re-measured the award as of the date of employment and expensed the pro-rated options over the remaining vesting period as required in APB opinion 25. However, the Company erroneously calculated the pro-rated portion of this award as though the award was for 50,000 options instead of the 16,129 options that were granted. As such, the Company has restated the stock compensation expense for this award to accurately reflect the grant.

     The Company recalculated stock compensation expense as a result of these changes and increased unamortized stock-based compensation by $577 and increased stock compensation expense by $937 as of and for the year ended December 31, 2001. The Company also decreased unamortized stock-based compensation by $797 and increased stock compensation expense by $533 as of and for the year ended December 31, 2002.

Samsung Restatement

     In 2002, the Company was engaged by Samsung to provide Liquidmetal alloy parts for cell phones. The Company recognized approximately $315 of mold revenue in December 2002, which was subsequently written off in March 2003 as bad debt expense. It was determined that the revenue of $315 recognized in 2002 did not meet the requirement of revenue recognition under SAB 101 and accordingly the Company has restated its revenue and accounts receivable for 2002 by $315.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

JS Technologies Restatement

     In September 2002, the Company was engaged by JS Technologies to provide molds and MP3 player compact disc cases and recognized approximately $782 of revenue. JS Technologies did not pay the remaining balance due of $172 because the MP3 player compact disc cases never launched into full production, for which the Company recorded a bad debt expense in January 2003. Consequently, the Company restated its selling, general and administrative expenses and the allowance for doubtful accounts as of and for the year ended 2002 by recognizing bad debt expense of $169 in 2002.

AM Corporation Restatement

     In December 2002, the Company was engaged by AM Corporation to develop knife prototypes for distribution of knives in Europe and recognized $250 of revenue in 2002 and $250 in 2003. The Company received payment on the revenue recognized in 2002; however, AM Corporation determined it would not continue with development and consequently did not pay the 2003 receivable of $250 and the Company recorded the $250 as bad debt expense in 2003. It was determined that the $250 recorded as revenue in 2003 did not meet the requirement of revenue recognition per SAB 101 and, accordingly, the sale and bad debt expense were reversed.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     A summary of the significant effects of the restatement is as follows:

		Year To Date Ended
	12/31/02		12/31/01
Consolidated Statements of	Previously	12/31/02	Previously	12/31/01
Operations Data:	Reported	Restated	Reported	Restated
Revenue	$13,139	$11,235	$3,882	$3,882
Cost of sales	8,679	7,174	1,924	1,924

Gross profit	4,460	4,061	1,958	1,958

Operating expense:
Selling, general, and administrative	12,767	13,472	4,301	5,239
Research and development	11,825	11,825	1,726	1,726

Total operating expenses	24,592	25,297	6,027	6,965

Loss before interest, other income, income taxes, minority interest and discontinued operations	(20,132)	(21,236)	(4,069)	(5,007)
Interest expense, net	(603)	(603)	(1,095)	(1,095)
Gain on sale of marketable securities held-for-sale	832	832	—	—

Loss before income taxes, minority interest and discontinued operations	(19,903)	(21,007)	(5,164)	(6,102)
Income taxes	(123)	(123)	—	—
Minority interest in income of consolidated subsidiary	118	118	—	—

Loss from continuing operations	(19,908)	(21,012)	(5,164)	(6,102)
Loss from operations of discontinued retail golf segment, net	—	—	(5,973)	(5,973)
Gain (loss) from disposal of discontinued retail golf segment, net	1,556	1,556	(11,949)	(11,949)

Net loss	$(18,352)	$(19,456)	$(23,086)	$(24,024)

Loss per share from continuing operations – basic and diluted	$(0.51)	$(0.54)	$(0.15)	$(0.18)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	38,714	38,714	33,323	33,323

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

		As of December 31,
	2002	2002	2001	2001
	Previously		Previously
	Reported	Restated	Reported	Restated
Consolidated Balance Sheet Data:
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,003	$26,003	$2,230	$2,230
Marketable securities held-for-sale	3,068	3,068	—	—
Trade Accounts Receivable, net	6,404	5,910	911	911
Inventories	2,506	4,011	503	503
Prepaid expenses and other current assets	2,142	2,142	967	967

Total current Assets	40,123	41,134	4,611	4.611
PROPERTY, PLANT AND EQUIPMENT, NET	23,505	23,505	1,163	1,163
OTHER INTANGIBLE ASSETS, NET	785	785	723	723
GOODWILL	184	184	—	—
OTHER ASSETS	408	408	183	183

Total Assets	65,005	66,016	6,680	6,680

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,174	$11,175	$2,706	$2,873
Net liabilities of discontinued operations	1,148	1,148	7,492	7,492
Deferred revenue	1,397	2,980	830	830
Other current liabilities	19	19	167	—
Current portion of notes payable to shareholders	—	—	2,988	2,988

Total current liabilities	13,738	15,322	14,183	14,183
LONG-TERM DEBT, NET OF CURRENT PORTION	74	74	—	—

Total Liabilities	13,812	15,396	14,183	14,183

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	21	21	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized and none outstanding at December 31, 2002 and 456,857 outstanding at December 31, 2001	—	—	5,577	5,577
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 41,609,652 share issued and outstanding at December 31, 2003 and 200,000,000 shares authorized and 41,009,245 issued and outstanding at December 31, 2002	106,554	106,554	29,752	29,752
Additional Paid in capital	20,326	21,575	22,401	23,915
Unamortized Stock-based compensation	(480)	(260)	(6,717)	(7,294)
Accumulated Deficit	(76,940)	(78,982)	(58,588)	(59,526)
Accumulated other comprehensive income	1,712	1,712	72	72

Total Shareholders’ Equity (Deficiency)	51,172	50,599	(7,503)	(7,504)

Total Liabilities and shareholders’ equity	$65,005	$66,016	$6,680	$6,680

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

3. Liquidity

     The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $112,587 as of December 31, 2003. Cash used in continuing operations for the fiscal year ended December 31, 2003 was $26,350, and it is likely that cash flow from continuing operations will be negative throughout the fiscal year 2004. At December 31, 2003, the Company’s principal source of liquidity is $3,129 of cash and cash equivalents and trade accounts receivables of $4,185 . Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding. However, in March 2004, the Company received $9.4 million in private equity funding (see Note 13).

     These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue to reduce operating costs, generate higher revenue, achieve positive cash flow from continuing operations and achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

4. Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its wholly-owned subsidiaries, Liquidmetal Korea Co., Ltd. (“LMT Korea”), located in South Korea, and Amorphous Technologies International (Asia) PTE LTD (“LMT Singapore”), located in Singapore and its majority-owned subsidiaries, Chusik Hoesa Dongyang Yudoro (“Dongyang”) and Liquidmetal Golf and its subsidiaries, which included the retail golf segment, now accounted for as a discontinued operation. The Company acquired its 51% interest in Dongyang in 2002; accordingly, the results of Dongyang’s operations have been included in the consolidated financial statements from the acquisition date (see Note 10). The aggregate purchase price was $333 in cash. As of March 2004, the Company divested of its 51% ownership in Dongyang to the minority shareholder. Effective in 2001, management closed the Singapore operations, which did not result in a significant impact on the financial statements for any of the periods presented. All intercompany balances and transactions have been eliminated. A minority interest in Liquidmetal Golf is included in the consolidated financial statements as a component of the loss from operations of the discontinued retail golf segment (see Note 16). Effective in 2003, management closed the Japan operations and the Seoul office, which did not result in a significant impact on the financial position or results of operations for any of the periods presented. Also, effective in December 2003, management closed the Tampa office which did have a material effect (see Note 11).

     Sales of Stock by Subsidiaries. Gains on sales of stock by Liquidmetal Golf are recognized as components of the Company’s shareholders’ equity (deficiency).

     Revenue Recognition. Revenue is recognized pursuant to applicable accounting standards including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, and SAB 104, Revenue Recognition. SAB 101 as amended and SAB 104 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company’s revenue recognition policy complies with the requirements of SAB 101 and SAB 104. Revenue is recognized at the time the Company ships its products, as this is when title passes to the customer and all other incidences of a sale have occurred. Revenue is deferred and included in liabilities when the Company receives cash in advance for services not yet performed or goods not yet delivered. Revenue from research and development contracts is recognized under the percentage of completion method.

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

     Marketable Securities. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies all of its investment securities as available -for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Shareholders’ Equity (Deficiency) under the caption “Accumulated Other Comprehensive Income.”

     Realized gains and losses on held-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     Trade Accounts Receivables. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory. Two customers represent 85%, or $3,540, of total outstanding trade accounts receivables as of December 31, 2003. As of December 31, 2002, three customers represented 64%, or $3,802, of the total outstanding trade accounts receivables.

     The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade accounts receivable. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends. The Company’s provisions for uncollectible receivables are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

     Inventories. Inventories are accounted for using the moving average basis and reported at the lower of cost or market. Inventories consist of raw materials, work in process, and finished goods. The Company records write-offs for inventory obsolescence when it is deemed that there is impairment of the value of the inventories on hand.

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

     Goodwill. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (See “New Accounting Pronouncements”). According to this statement, goodwill and other intangible assets are no longer subject to amortization, but instead must be reviewed annually for impairment by applying a fair value-based test. The Company’s goodwill arose in 2002 as a result of its acquisition of Dongyang (see Note 10).

     Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. During 2003, the Company recognized an impairment of long-lived assets in the amount of $2,684 (see Note 8).

     Fair Value of Financial Instruments. The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and all other current assets and liabilities approximate their fair value because of their short term maturities at December 31, 2003 and 2002, unless otherwise stated. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated. The fair value of the Company’s long-term debt is based on interest rates that would be available to Liquidmetal Korea for the issuance of debt with similar terms.

     Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

     Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $136, $127 and $62 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     Had the Company determined employee stock-based compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been as follows:

	For the years ended December 31,
	2003	2002	2001
		(restated)	(restated)
Net loss from Continuing Operations:
As reported	$(33,732)	$(21,012)	(6,102)
Add: stock-based employee compensation expense (gain) included in reported net loss, net of related tax effects	123	2,203	1,330
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(5,427)	(7,664)	(6,210)

Proforma net loss from continuing operations	$(39,036)	$(26,473)	$(10,982)

Basic and diluted net loss per share:
As reported	$(0.81)	(0.54)	(0.18)
Proforma	(0.94)	(0.68)	(0.33)

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

     Translation of Foreign Currency. Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at year end. The financial statements of LMT Singapore have been translated based upon Singapore Dollars as the functional currency. The financial statements of LMT Korea, which include the Company’s 51% owned subsidiary, Dongyang, have been translated based upon Korean Won as the functional currency. LMT Singapore’s and LMT Korea’s assets and liabilities were translated using the exchange rate at year end and income and expense items were translated at the average exchange rate for the year. The resulting translation adjustment was included in other comprehensive income (loss).

     The Company applies FASB No. 52, Foreign Currency Translation, for translating foreign currency into US dollars in our consolidation of the financial statements. Due to our restatements of 2001 and 2002 financial statements (see Note 2), certain footnote disclosures and previously reported financial statements were adjusted to conform to retroactive applications of FASB No. 52. These adjustments did not have a material impact in the financial statements.

     Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. These management estimates are primarily related to impairment of long-lived assets, inventory valuation, product warranty, and the allowance for bad debt account balances.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”). Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contrast to SFAS No. 5, which requires recording a liability when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements of annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material impact on the Company’s financial position or results of operations.

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure was issued by the FASB. This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”) and a revised interpretation of FIN 46 (FIN 46-R) in December 2003 in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN 46 requires “variable interest entities”, as defined to be consolidated by a company that if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements for FIN 46-R are effective as of March 31, 2004. The adoption of FIN 46-R will not have a material impact on the financial position, results of operations or cash flows of the Company.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

5. Marketable Securities

     On July 29, 2002, the Company invested $2,000 in Growell Metal, Inc. (“Growell”), a metals processing company located in South Korea and publicly traded on South Korea’s KOSDAQ stock market. The Company acquired 891,100 shares (or approximately 5%) of Growell’s outstanding common stock in this transaction. During the fourth quarter of 2002, Growell’s spin-off of its electronics division resulted in the creation of a new company named Growell Electronics, Inc. (“Growell Electronics”). As a result of the spin-off, 30% of the Company’s 891,100 common shares of Growell were exchanged for an equal number of shares in the common stock of Growell Electronics. During the year ended December 31, 2002, the Company sold its shares in Growell Electronics for approximately $1,432, which was based on the market price of the stock on the KOSDAQ stock market on the date of sale. This sale resulted in a realized gain of $832. At December 31, 2002, the change in fair value of the remaining investment in Growell resulted in an unrealized gain of $1,668, which is reported as other comprehensive income in the accompanying consolidated financial statements. In April 2003, the Company sold the stock owned in Growell, which resulted in a realized gain of $1,178. A reclassification adjustment of ($1,668) for net realized gains included in net loss is included in “Other comprehensive loss” on the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2003.

6. Trade accounts receivables

     Trade accounts receivables from continuing operations were comprised of the following:

	December 31,
	2003	2002
Trade accounts receivable	$4,340	$6,360
Less: Allowance for doubtful accounts	(155)	(450)

Trade accounts receivable, net	$4,185	$5,910

     During the year ended December 31, 2003, the Company recorded $(28) of bad debt expense and wrote off $94 of customer account balances deemed to be uncollectible. During the years ended December 31, 2002 and 2001, the Company recorded $921 and $25 of bad debt expense, respectively.

7. Inventories

     Inventories were comprised of the following:

	December 31,
	2003	2002
Raw materials	$1,256	$1,333
Work in process	1,373	785
Finished goods	789	405
Machines held by customer	2,362	1,488

Total inventories	$5,780	$4,011

     During 2003, the Company experienced significant operational difficulties as a result of problems and delays encountered in manufacturing bulk amorphous parts. These issues led the Company to begin assessing its long-term strategy. As a result of changes made to the Company’s manufacturing objectives, the Company determined that it held excessive volumes of certain raw materials at December 31, 2003. Accordingly, the Company reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be obsolete. The write-downs amounted to $1,004 and are included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2003.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     Machines held by customer represent machines conditionally sold to Growell in 2002 and 2003 (see Note 2). These machines are subject to put options whereby Growell has the right to require the Company to buy back the machines if certain conditions are not met. The Company recorded a write-down of $2,765 of raw material and machine inventory associated with the settlement of a dispute with Growell in December 2003 (see Note 2). These amounts are included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002 respectively.

8. Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

	December 31,
	2003	2002
Machinery and equipment	$11,160	$11,018
Computer equipment	1,355	1,004
Office equipment, furnishings and improvements	2,102	1,567
Buildings	8,503	11,084
Construction in process of machinery and equipment and plant	—	403

Total	23,120	25,076
Accumulated depreciation	(5,162)	(1,571)

Total property, plant and equipment, net	$17,958	$23,505

     Depreciation expense was classified as follows:

	Years ended December 31,
	2003	2002	2001
Cost of sales	$2,945	$403	$—
Selling, general and administrative	632	229	69
Research and development	739	799	—

Total depreciation expense	$4,316	$1,431	$69

     During 2003, the Company experienced significant operational difficulties as a result of problems and delays encountered in manufacturing bulk amorphous parts. These events, along with the Company’s history of operating or cash flow losses and uncertainty surrounding its future cash flows, led the Company to evaluate its long-lived assets for recoverability as of December 31, 2003. As a result, the Company determined that the carrying value of its manufacturing plant in Pyongtaek, South Korea exceeded its fair value as of December 31, 2003 in the amount of $2,684. The fair value of the building was based on the average of two independent appraisals of the building. This impairment loss is recorded in operating expenses as “Impairment of long lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2003.

9. Other Intangible Assets

Intangible assets consist of the following:

	December 31,
	2003	2002
Purchased and licensed patent rights	$517	$458
Internally developed patents	824	622
Trademarks	83	56

Total	1,424	1,136
Accumulated amortization	(440)	(351)

Total intangible assets, net	$984	$785

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     Amortization expense was $100, $82, and $63, for the years ended December 31, 2003, 2002, and 2001, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2004	$97
2005	91
2006	88
2007	86
2008	86

     Accumulated Amortization for the years ended December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
Purchased and licensed patent rights	$(126)	$(83)
Internally developed patents	(302)	(263)
Trademarks	(12)	(5)

Total	$(440)	$(351)

     The weighted average amortization periods for each of the years ended December 31, 2003, 2002, and 2001 is as follows:

	December 31,
	2003	2002	2001
Purchased and licensed patent right	17.0	17.0	17.0
Internally developed patents	17.0	17.0	17.0
Trademarks	10.0	10.0	10.0
Total weighted	13.5	13.5	13.5

     Purchased patent rights represent the exclusive right to commercialize the bulk amorphous alloy and other amorphous alloy technology acquired from California Institute of Technology (“Caltech”), a shareholder, through a license agreement with Caltech (“License Agreement”). Under the License Agreement, the Company has the exclusive right to make, use, and sell products from all of Caltech’s inventions, proprietary information, know-how, and other technology relating to amorphous alloys in existence as of September 1, 2001. The Company also has an exclusive license to nine issued patents and four patent applications held by Caltech relating to amorphous alloy technology, as well as all related foreign counterpart patents and patent applications. Of the patents currently issued to Caltech and licensed by the Company, the earliest expiration date is 2013 and the latest expiration date is 2021. Furthermore, the license agreement gives the Company the exclusive right to make, use, and sell products from substantially all amorphous alloy technology that is developed in Professor William Johnson’s Caltech laboratory during the period September 1, 2001 through August 31, 2005. All fees and other amounts payable by the Company for these rights and licenses have been paid or accrued in full, and no further royalties, license fees or other amounts will be payable in the future under the License Agreements.

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

10. Goodwill

     On June 28, 2002, the Company acquired a 51% interest in Chusik Hoesa Dongyang Yudoro (“Dongyang”). The results of Dongyang’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $333 in cash.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
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

     During 2002, the Company completed an impairment review and did not recognize any impairment of goodwill. Accordingly, for 2002, the Company has forgone all related goodwill amortization expense. During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in markets for its machinery products. These events, along with Dongyang’s operating loss, cash flow losses and uncertainty surrounding its future cash flows, led the Company to evaluate its investment for recoverability as of December 31, 2003. As a result, the Company determined that the carrying value of its investment in Dongyang exceeded its fair value as of December 31, 2003 in the amount of $184. This impairment loss is recorded in operating expenses as “Impairment of Goodwill” in the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2003.

     In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder. No gain or loss was recorded for this transaction as of December 31, 2003 as the selling price of $80 was equal to the Company’s net carrying value for the 51% ownership held.

11. Other Liabilities

     The other liabilities balance consists of accrued severance and operating lease costs associated with the Company’s cost reduction measures for the Tampa, Florida executive offices, the accrued loss on the settlement with Growell (see note 2), and a capital lease obligation for office furniture and furnishings and capital lease obligations for a SEM Microscope and a JSM Electron Microscope used in the laboratory in Lake Forest, California.

	December 31,
	2003	2002
Accrued severance	$1,683	$—
Accrued loss on Growell settlement (see footnote 2)	2,765	—
Accrued operating lease costs	758	—
Accrued capital lease costs	348	111

Total	5,554	111
Imputed interest	(35)	(18)

Total	5,519	93
Less current portion	(4,705)	(19)

Other long term liabilities, less current portion	$814	$74

     During 2003, the Company initiated activities to substantially reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses. During the year ended December 31, 2003, there was a total of 225 employees terminated. The total amount of severance granted to the terminated employees is $2,718 and is included in Cost of Sales of $199, Selling, general and administrative of $2,253, and Research and Development of $266 in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003. The amount of severance paid as of December 31, 2003 is $1,035. The remaining severance owed to the terminated employees as of December 31, 2003 is $1,683. The severance granted to terminated employees of $2,718 is separated into the following reportable segments: Coatings at $75 and Bulk alloy at $2,643. The categories of employees that were eliminated include the following: Product management positions at various levels, including Vice President; entry level technicians; accounting and finance positions from entry level

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

through executive; marketing mid to senior level positions; engineering mid to senior levels positions; information technology support; administrative, legal and executive support; senior internal legal counsel; human resources and senior executives. Also, there are other relocation expenses associated with relocating the Tampa, Florida office to Lake Forest, California totaling $759, which includes the accrual of all remaining facility and telecommunication lease payments for the Tampa, Florida office. As of December 31, 2003, there was a total liability, including severance and lease accruals, of $2,441. The current portion was $1,826 and the long-term portion was $615. The Company has substantially concluded all cost reduction and restructuring activities as of March 31, 2004.

     All leases with an initial term greater than one year are accounted for under SFAS No. 13 Accounting for Leases. These leases are classified as either capital leases or operating leases, as appropriate. Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. At December 31, 2003, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $107, $47 and $289, respectively and the accumulated amortization was $36, $17 and $31, respectively. At December 31, 2002, the cost recorded for the office furniture and furnishings under capital leases was $107 and the accumulated amortization was $14. Future minimum lease payments for the above assets under capital leases during subsequent years are as follows.

Minimum
December 31,	Payments
2004	135
2005	135
2006	71
2007	7

Total	348
Imputed interest	(35)

Total	313
Less current portion	(114)

Capital lease obligation, net of current portion	$199

12. Product Warranty

     Management estimates product warranties as a percentage of bulk alloy product revenues. During the years ended December 31, 2002 and 2003, the Company’s product warranty accrual balance had the following activity:

Balance, December 31, 2001	$—
Expense accrual	237
Warranty charges	—

Balance, December 31, 2002	$237
Expense accrual	(297)
Warranty charges	363

Balance, December 31, 2003	$303

     The product warranty accrual balance was included in accounts payable and accrued expenses at December 31, 2003 and December 31, 2002.

13. Long-Term Debt

     On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea. The loan bears interest at an annual rate of 7.1%. In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed. This loan is collateralized by the plant facilities and certain equipment in South Korea. During the first eighteen months from the origination date, interest was payable on a monthly basis. In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan. Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating. The Company made two payments on the requested additional loan paydown in November and December 2003 of $320 and $205, respectively. The remaining payment of $341 was subsequently made in February 2004. Beginning in September 2004, the Company will be required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period. For

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

the year ended December 31, 2003, principal payments made to Kookmin Bank totaled $1,441, which includes $47 of foreign exchange translation gain.

     The notes payable from Kookmin Loan as of December 31, 2003 and 2002 and the activity for the year ended December 31, 2003 is shown in the following table:

	December 31,			December 31,
	2002	Borrowings	Repayments	2003
Kookmin Loan 7.1%, principal $5,488	$—	$5,488	$(1,441)	$4,047

Kookmin Repayment Schedule	Minimum
December 31,	Payments
2004	$1,032
2005	1,055
2006	1,055
2007	905

     On August 23, 2003, the Company entered into a short-term credit agreement with Shinhan Bank of South Korea in the amount of $1,000, which expired on May 30, 2004. The credit agreement is solely for the issuance of a letter of credit to vendors when the Company’s Korean subsidiary imports raw materials and other goods into South Korea. The facility is secured by any raw material or goods financed through the credit facility. As of December 31, 2003, there were no borrowings outstanding under this agreement, and as of this filing the Company has not renewed the agreement.

     As of December 31, 2001, the Company had several notes payable outstanding to shareholders of varying terms and interest rates ranging from 8% to 8.5%. The outstanding balances on all such notes were paid in full upon the Company’s completion of its initial public offering in May 2002. In conjunction with the issuance of two of these notes, the Company issued detachable warrants for the purchase of 322,581 common stock shares of the Company at an exercise price of $4.65 per share (the fair value at the date of grant), as adjusted for the stock split (see Note 14). The warrants expire on December 31, 2005. As of December 31, 2003, none of the detachable warrants has been exercised. The warrants are detachable from the note and therefore each warrant was allocated a portion of the proceeds and debt discount in the amount of $846, based on the estimated relative fair values at the time they were issued. The Company elected to repay the notes upon the closing of the Company’s initial public offering, and accordingly amortized the remaining unamortized debt discount of $532 in 2002.

     Total interest expense, including the debt discount amortization on the notes payable to shareholders, was $393, $1,113 and $1,103 for the three years ended December 31, 2003, 2002 and 2001, respectively. Included in the total interest expense in 2002 is $532 of accelerated amortization of the remaining unamortized debt discount upon the early repayment of certain promissory notes in May 2002.

     Subsequent to December 31, 2003, the Company sold $9.4 million of convertible notes and subsequently announced on August 20, 2004 that the Company had completed a private exchange offer for these convertible notes. (see footnote 23).

14. Shareholders’ Equity (Deficiency)

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

     Reincorporation. On May 21, 2003, the Company completed a reincorporation by transitioning from a California corporation to a Delaware corporation. The reincorporation was effected though the merger of the former California entity into its newly created

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

wholly owned Delaware subsidiary. In connection with the reincorporation, the number of authorized common shares was reduced from 200,000,000 to 100,000,000. Additionally, the par value of the common stock was changed from no par value common stock to common stock with a par value of $0.001 per share. For purposes of these notes, the term “Company” refers to the former California entity with respect to periods prior to May 21, 2003.

     Preferred Stock. As of December 31, 2001, the Company received net proceeds of $5,577 from the sale of the preferred stock at a per share price of $12.40, as adjusted for the revised stock split. Upon the completion of the Offering, each share of preferred stock was converted automatically into one share of Class A common stock pursuant to the terms of the preferred stock issued.

15. Stock Compensation Plan

     Under the Company’s 1996 Stock Option Plan (“1996 Company Plan”) the Company could grant to employees, directors or consultants options to purchase up to 12,903,226 shares of common stock as adjusted for the reverse stock split. The stock options are exercisable over a period determined by the Board of Directors or the Compensation Committee, but no longer than 10 years.

     On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan. As of December 31, 2003, there are 1,850,296 options outstanding under the 2002 Equity Plan.

     Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, our board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the Plan. No additional options may be granted under the 1996 Company Plan. As of December 31, 2003, there were 3,909,657 options outstanding under the 1996 Company Plan.

     On April 4, 2002, our shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There are 190,000 options outstanding under the 2002 Director Plan as of December 31, 2003.

     Additionally, the Company has 2,221,508 options outstanding at December 31, 2003 which were granted outside the 1996 Company Plan, 2002 Equity Plan and 2002 Director Plan. Included in these options are 376,345 options granted to Paul Azinger who was contracted to perform services for the retail golf segment. (see Note 16).

     The Company applies APB Opinion No. 25 for options when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant. The Company applies SFAS No. 123 for options granted to non-employees who perform services for the Company. Stock-based compensation expense was recognized as follows for the year ended December 31, 2003:

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

	In accordance with
	APB Opinion	SFAS
	No. 25	No. 123	Total
General and administrative	$50	$5	$55
Research and development	6	62	68

Total	$56	$67	$123

Stock-based compensation expense was recognized as follows for the year ended December 31, 2002:

	In accordance with
	APB Opinion	SFAS
	No. 25	No. 123	Total
General and administrative	$50	$655	$705
Research and development	—	1,498	1,498

Total	$50	$2,153	$2,203

Stock-based compensation expense was recognized as follows for the year ended December 31, 2001:

	In accordance with
	APB Opinion	SFAS
	No. 25	No. 123	Total
General and administrative	$33	$1,028	$1,061
Research and development	—	269	269

Total	$33	$1,297	$1,330

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended December 31, 2003, 2002, and 2001, respectively: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately .5 to 5 years; and a risk-free interest rate of 4.5%.

     The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2003:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2000	5,761,312	$2.77
Granted	4,308,623	5.46
Exercised	(1,822,586)	1.32
Forfeited	(194,194)	2.28

Options outstanding at December 31, 2001	8,053,155	4.55
Granted	643,202	13.71
Exercised	(299,873)	1.68
Forfeited	(79,297)	8.39

Options outstanding at December 31, 2002	8,317,187	5.33
Granted	1,810,920	3.07
Exercised	(684,165)	1.68
Forfeited	(1,272,481)	5.43

Options outstanding at December 31, 2003	8,171,461	$5.11

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

The weighted average fair value of options granted during the years ended December 31, 2003, 2002, and 2001 was $2.41, $10.42, and $4.70 respectively. There were 5,080,557 options with a weighted average exercise price of $5.12 exercisable at December 31, 2003, 4,353,030 options with a weighted average exercise price of $4.36 exercisable at December 31, 2002 and 3,158,710 options with a weighted average exercise price of $3.84 exercisable at December 31, 2001.

     Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date (measurement date). Such options totaled 1,327,314 with a weighted average fair value of $4.96 were outstanding at December 31, 2003; 1,343,444 with a weighted average fair value of $5.01 were outstanding at December 31, 2002; and 1,343,444 with a weighted average fair value of $5.01 were outstanding at December 31, 2001.

     The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2003:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted	Number of	Weighted
Range of	Number of options	Remaining Contractual	Average	Options	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$0.00 - $1.55	376,345	7.0	$1.16	376,345	$1.16
1.56 - 3.10	2,305,356	8.2	2.51	655,356	2.58
3.11 - 4.65	2,138,360	6.2	4.65	2,008,357	4.65
4.66 - 6.20	2,659,985	7.2	6.20	1,753,657	6.20
6.21 - 7.75	6,894	5.5	7.33	707	7.17
7.76 - 9.30	11,507	8.9	8.80	2,301	8.80
9.31 - 10.85	83,065	5.8	10.16	30,000	10.58
10.86 - 12.40	270,132	6.3	12.40	183,996	12.40
13.95 - 15.50	319,817	7.5	15.01	69,838	15.05

Total	8,171,461			5,080,557

16. Discontinued Operations

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

     In connection with the discontinuance of the retail golf operations, the Company incurred an estimated loss on disposal of $11,949 for the year ended December 31, 2001. The estimated loss on disposal was comprised of an accrual for estimated operating losses of $1,688 during the phase-out period, $1,846 related to inventory adjustments, $4,947 of accrued stock compensation costs, $2,438 in fees to be paid to Paul Azinger prior to the termination of the endorsement agreement, $930 due to other asset write-downs and $100 in severance and other disposal expenses. As of December 31, 2002, $1,000 remained payable to Paul Azinger, representing the early termination fee on the endorsement agreement. This amount was paid in full in January 2003.

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

     For the year ended December 31, 2003, there was a net gain of $127 in the estimate of expenses associated with the disposal of the discontinued retail golf operations. The change resulted from reducing the net liabilities of the discontinued operations to $0 as there are no additional expenditures associated with the discontinued retail golf operations. There were no assets associated with discontinued retail golf operations at December 31, 2003.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     The results of operations for all periods presented have been restated for discontinued operations. The operating results of the discontinued operations are as follows:

	Years Ended December 31,
	2003	2002	2001
Net sales	$—	$—	$3,333
Cost of sales	—	—	2,185

Gross profit	—	—	1,148
Operating expenses	—	—	7,121

Loss from operations	—	—	(5,973)
Gain (loss) on disposal	127	1,556	(11,949)

Net gain (loss)	127	1,556	(17,922)
Foreign exchange translation gain (loss) during the period	—	(98)	2

Comprehensive gain (loss)	$127	$1,458	$(17,920)

     Accounts Receivable. Liquidmetal Golf had a factoring agreement that provided for the sale and transfer of a substantial portion of the accounts receivable of the retail golf operations. Liquidmetal Golf accounted for a portion of the factored receivable balances as a sale when the factor assumed the risk of collection for certain approved accounts. For certain accounts that the factor did not assume the risk of collection, Liquidmetal Golf accounted for these factored receivables as a financing arrangement and recorded a liability for this portion of the factored receivable balances. At December 31, 2003 and 2002, Liquidmetal Golf had a payable to the factor of $0 and $48, respectively. At December 31, 2001, Liquidmetal Golf had an allowance for doubtful accounts of $1,401. At December 31, 2002, the accounts receivable balance had been written off entirely.

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

     Liquidmetal Golf applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, Liquidmetal Golf recognized compensation when the exercise price of the options was less than the fair value of the underlying stock on the date of grant. Liquidmetal Golf recognized stock compensation expense for options granted to employees of $81 for the year ended December 31, 2001. The compensation expense for these options had been fully charged to operations as of December 31, 2001. There was no compensation expense recorded during the years ended December 31, 2003 and 2002.

     Additionally, Liquidmetal Technologies recorded stock option-based compensation and a cumulative addition to paid-in capital of $5,732 related to options issued in 2001 to Paul Azinger for shares of common stock of Liquidmetal Technologies. As the endorsement services related to this option grant provided a benefit to Liquidmetal Golf, the stock compensation expense was recorded by Liquidmetal Golf. Prior to the discontinuance of the retail golf operations, Liquidmetal Golf had recorded stock compensation expense of $786 for services received during 2001. Additionally, the loss on disposal during the year ended December 31, 2001 includes $4,947 of estimated stock compensation expense to be incurred prior to the planned termination of the endorsement agreement. During the year ended December 31, 2002, a $2,129 decrease in the estimated stock compensation was recorded due to the cumulative decrease in the fair market value of the common shares underlying the options granted to Paul Azinger. At December 31, 2002, the unamortized stock compensation (a contra-equity account) balance had been fully amortized.

     Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Liquidmetal Golf’s net loss would have been as follows:

	Years ended December 31,
	2003	2002	2001
As reported	$127	$1,556	$(17,922)
Pro forma	$15	$1,405	$(18,082)

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended December 31, 2003, 2002, and 2001: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 5.2% to 6.2%, as appropriate.

     The following table summarizes Liquidmetal Golf’s stock option transactions for the three years ended December 31, 2003:

		Weighted
	Number of	Average
	Shares	Price
Options outstanding at December 31, 2000	401,255	3.69
Granted	—	—
Exercised	(148,255)	0.25
Forfeited	—	—

Options outstanding at December 31, 2001	253,000	5.71
Granted	—	—
Exercised	—	—
Forfeited	(137,500)	3.53

Options outstanding at December 31, 2002	115,500	8.31
Granted	—	—
Exercised	(300)	16.00
Forfeited	(16,500)	5.73

Options outstanding at December 31, 2003	98,700	$8.72

     There were 98,700 options with a weighted average exercise price of $8.72 exercisable at December 31, 2003. There were 115,500 options with a weighted average exercise price of $8.31 exercisable at December 31, 2002 and 253,000 options with a weighted average exercise price of $4.58 exercisable at December 31, 2001.

     Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date. Such options totaled 131,250, 131,250 and 131,250 with weighted average fair values of $5.74, $5.74 and $5.74 were outstanding at December 31, 2003, 2002, and 2001, respectively.

     Summarizes Liquidmetal Golf’s stock options outstanding and exercisable by the different exercise prices at December 31, 2003:

	Number of Options	Weighted Average	Number of Options
	Outstanding at	Remaining Contract	Exercisable at
Exercise Price	December 31, 2003	Life (Years)	December 31, 2003
$0.50	10,000	3.33	10,000
$8.00	73000	5.50	73000
$16.00	13,200	4.33	13,200
$24.00	2,500	4.58	2,500

	98,700		98,700

     Endorsement Agreements. The Company has entered into various endorsement agreements with professional golfers to promote Liquidmetal Golf’s line of golf equipment products, whereby the Company pays the professional golfers annual compensation and win incentives based on specific performance criteria in each agreement. The expense associated with these contracts is recorded as a selling expense. There was no stock option based compensation for the years ended December 31, 2003 and 2002. The compensation incurred under these agreements was $1,137 during the year ended December 31, 2001, excluding the stock option-based compensation expense associated with the Paul Azinger contract of $1,110 and additional fees to be paid under this contract prior to termination of $2,188, which are included in the loss from disposal of the discontinued retail golf segment. The majority of these agreements expired on December 31, 2001. The Paul Azinger agreement was due to expire on December 31, 2005; however, the Company terminated the contract on January 1, 2003.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

17. Income Taxes

     For all financial statement periods presented, there was no provision for domestic income taxes. However, there was approximately $8 and $123 of tax expense during the twelve months ended December 31, 2003 and 2002, respectively, related to foreign taxes incurred by Dongyang, a 51% owned subsidiary.

     The significant components of deferred tax assets were as follows:

	Years Ended December 31,
	2003	2002	2001
Non-employee stock compensation	$51	$103	$2,889
Allowance for bad debt	44	52	567
Loss from discontinued operations	—	—	1,055
Loss carry forwards	27,202	24,175	18,493
Other	1,569	1,071	792

Total deferred tax asset	28,866	25,401	23,796
Valuation allowance	(28,866)	(25,401)	(23,796)

Total deferred tax asset, net	$—	$—	$—

     The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to income (loss) before income taxes:

	Years Ended December 31,
	2003	2002	2001
Federal tax expense	(34.00)%	(34.00)%	(34.00)%
State tax expense, net	(1.62)%	(3.40)%	(5.58)%
Foreign income not subject to income tax	24.16%	13.36%	0.20%
Other	0.36%	1.26%	0.07%
Increase in valuation allowance	11.13%	22.82%	39.31%

Total tax provision	0.03%	0.04%	0.00%

     As of December 31, 2003, the Company had approximately $73,600 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2004 through 2023. In addition, the Company has state NOL carryforwards of approximately $33,400 expiring in 2004 through 2008. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2003, Liquidmetal Technologies, Inc. had approximately $35,900 in federal NOL carryforwards, expiring in 2004 through 2023 and approximately $10,100 in state NOL carryforwards, expiring in 2004 through 2008. Liquidmetal Golf, Inc. had approximately $37,700 of federal NOL carryforwards, expiring in 2012 through 2023 and approximately $23,300 in state NOL carryforwards expiring in 2004 through 2008.

     As of December 31, 2003, the Company had approximately $245 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2016 through 2018. In addition, the Company has California R&D credit carryforwards of approximately $203, which do not expire under current California law.

     Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. The Company has not completed the complex analysis required by the IRC to determine if an ownership change has occurred.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.

18. Segment Reporting and Geographic Information

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments. In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling and prototyping, and furnace equipment. In addition, such alloys are used to generate research and development revenue for developing uses related primarily to defense and medical applications. Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing potential market opportunities. Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloys can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to industrial equipment and machinery.

     Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

			Segment
	Coatings	Bulk Alloy	Totals
		(restated)	(restated)
Year ended December 31, 2003:
Revenue to external customers	$2,997	$13,857	$16,854
Gross profit (loss)	1,466	(6,800)	(5,334)
Income (loss) before minority interest, interest expense and discontinued operations	369	(22,087)	(21,718)
Total identifiable assets at end of period	959	26,095	27,054
Year ended December 31, 2002:
Revenue to external customers	$4,587	$6,648	$11,235
Gross profit	2,171	1,890	4,061
Income (loss) before minority interest, interest expense and discontinued operations	1,425	(12,693)	(11,268)
Total identifiable assets at end of period	1,969	33,489	35,458
Year ended December 31, 2001:
Revenue to external customers	$3,593	$289	$3,882
Gross profit	1,714	244	1,958
Income (loss) before minority interest, interest expense and discontinued operations	915	(1,842)	(927)
Total identifiable assets at end of period	1,300	733	2,033

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Years ended December 31,
	2003	2002	2001
		(restated)	(restated)
Total segment loss before minority interest, interest expense and discontinued operations	$(21,718)	$(11,268)	$(927)
General and administrative expenses, excluded	(13,121)	(9,968)	(4,080)

Consolidated loss before interest, other income, income taxes, minority interest and discontinued operations	(34,839)	(21,236)	(5,007)
Interest expense	(393)	(1,113)	(1,103)
Interest income	309	510	8
Gain on sale of marketable securities held-for-sale	1,178	832	—
Minority interest in income of consolidated subsidiary	21	118	—
Income taxes	(8)	(123)	—
Loss from operations of the discontinued retail golf segment, net	—	—	(5,973)
Gain (loss) from disposal of discontinued retail golf segment, net	127	1,556	(11,949)

Consolidated net loss	$(33,605)	$(19,456)	$(24,024)

     Included in our bulk alloy revenue to external customers are equipment sales from our Dongyang subsidiary and Taesung equipment division in Korea, both of which were divested in March and June 2004 respectively. External revenue includes $2.3 million and $3.2 million for the years ended December 31, 2002 and 2003, respectively.

     Excluded general and administrative expenses are attributable to the Company’s corporate headquarters. These expenses primarily include corporate salaries, consulting, professional fees and facility costs. Research and development expenses are included in the operating costs of the segment that performed the research and development.

     Reconciling information for the balance sheets between reportable segments and the Company’s consolidated totals is shown in the following table:

	December 31,
	2003	2002
		(restated)
Total segment assets	$27,054	$35,458
Cash and cash equivalents	3,038	24,597
Marketable securities held-for-sale	—	3,068
Prepaid expenses and other current assets	322	493
Other property, plant and equipment	1,563	1,536
Intangibles, net	984	787
Other assets	65	77

Total Consolidated Assets	$33,026	$66,016

     Assets excluded from segments include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company’s cash balances, primarily generated from the Company’s stock offering and long-term debt.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

     Certain customers accounted for more than 10% of revenues from continuing operations as follows:

	Year Ended December 31,
	2003	2002	2001
		(restated)	(restated)
Samsung	10%	15%	—
United States of America	16%	16%	7%
Grant Prideco	4%	5%	23%
Praxair/Tafa	4%	3%	14%
Smith International	—	3%	16%
LLPG	12%	—	—

     The revenue related to the United States of America was earned under three defense-related research and development contracts.

     During the year ended December 31, 2003, the Company had revenue on sales to companies outside of the United States of $7,608, of which $4,559 represented sales to companies located in South Korea. During the years ended December 31, 2002, and 2001, the Company did not generate significant sales to companies located outside of the United States.

     Long-lived assets include net property, plant, and equipment, net intangible assets and goodwill. The Company had long-lived assets of $2,547 and $2,322 located in the United States at December 31, 2003 and 2002, respectively. The Company had long-lived assets of $16,395 and $21,749 located in South Korea at December 31, 2003 and December 31, 2002, respectively.

19. Income (Loss) Per Common Share

     Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

	Years Ended December 31,
	2003	2002	2001
Weighted average basic shares	41,505,218	38,713,878	33,323,217
Effect of dilutive securities:
Stock options	—	—	—
Conversion of notes payable	—	—	—

Weighted average diluted shares	41,505,218	38,713,878	33,323,217

     Options to purchase approximately 8,171,461 shares of common stock at prices ranging from $1.16 to $15.50 per share were outstanding at December 31, 2003, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive. Options to purchase approximately 8,317,187 shares of common stock at prices ranging from $0.78 to $15.50 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive. Options to purchase approximately 8,053,155 shares of common stock at prices ranging from $0.78 to $12.40 per share were outstanding at December 31, 2001, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

     Warrants to purchase 645,162 shares of common stock at $4.65 per share were outstanding at December 31, 2003 and December 31, 2002 but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

20. Commitments and Contingencies

     In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies. The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

based on the gross profit earned by the third party. The remaining unearned distribution fee of $830 has not been refunded as of December 31, 2003. On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement. The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement.

     The Company has employment agreements with certain key officers and employees that provide for annual salaries and bonus compensation aggregating approximately $1,438. Additionally, the agreements provide for various severance payments to these key officers if the Company terminates any of the key officers and employees without cause, or if certain of the key officers or employees terminate their own employment upon a change of control of the Company or for other good reason, as defined in the agreements. As result of the relocation of the Corporate Offices to Lake Forest, California, Brian McDougall, Chief Financial Officer, completed employment with the Company effective February 29, 2004. The two-year severance received by Brian McDougall is $375, which is discounted for future cash flows and is included in Other Liabilities — Current Portion $156 and Other Liabilities — Long-term Portion $219 on the accompanying balance sheet as of December 31, 2003. In addition, in February 2004 the Board of Directors of the Company voted to allow Brian McDougall to extend 409,000 of his stock options for up to two years ending with February 27, 2006. These options range in price from $2.49 to $4.65. The Company recorded a charge to stock expense of $257 in the first quarter of 2004 related to these options.

     On December 20, 2002, the Company entered into an agreement with a third-party supplier to purchase raw materials during 2003 for a total of $3,488, of which the Company has purchased $845 as of July 30, 2003. On July 30, 2003 the Company and the third-party agreed to cancel this purchase agreement. On July 22, 2003, the Company entered into another agreement with a separate third party supplier to purchase a different type of raw materials for a total of $2,500 within twelve months from the date of this agreement. As of December 31, 2003, no purchases have been made under this agreement. The Company is currently in negotiations with the third party supplier and the Company expects to reduce the commitment level and extend the commitment period.

     The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows. (See footnote 23)

Operating Leases

     The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

Minimum
December 31,	Payments
2004	$886
2005	650
2006	599
2007	177
2008	11
Thereafter	155

Total	$2,478

     Rent expense was $1,419, $955, and $322 for the years ended December 31, 2003, 2002, and 2001, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

21. 401(k) Savings Plan

     The Company has a tax-qualified employee savings and retirement plan, or 401(k) plan, which covers all of its United States- based employees. Our Korean employees are covered under a government sponsored pension program and do not participate in the U.S. based 401(k) program.

     Under the U.S. based 401 (k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by up to 15% of their taxable compensation or of the statutorily prescribed annual limit, whichever is lower, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan permits the Company, in its sole discretion, to make additional employer contributions to the 401(k) plan. However, the Company did not make employer contributions to the 401(k) plan during any of the periods presented in the accompanying consolidated financial statements.

22. Related Party Transactions

     In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets. The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000. At December 31, 2003, the Company had a remaining receivable balance of $500 due from LLPG, which was subsequently paid in full.

     The Company is a party to a license agreement with California Institute of Technology (“Caltech”) under which the Company exclusively licenses from Caltech certain inventions and technology relating to amorphous alloys. Professor William Johnson, a member of the Company’s Board of Directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to the Company under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory. During each of the years ended December 31, 2003 and 2002, the Company paid $50 to Caltech representing, respectively, the second and final installment on the $150 aggregate fees related to this agreement. Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the year ended December 31, 2003, amounted to $22 in reimbursements.

     While the Company was privately held, the Company’s then chairman exercised a portion of his nonqualified stock options. The Company inadvertently did not collect the federal and state income taxes at the time of the exercise. The former chairman has informed the Company that he has since paid all the necessary taxes. Management believes the exposure to the Company for penalties and interest, if any, is insignificant.

     A company managed and partially owned by one of our former directors provided technical support services and computer equipment to the Company. During the year ended December 31, 2002, the Company incurred $122 of expenses and equipment purchases related to this arrangement. At December 31, 2002, the Company had an outstanding payable related to these transactions of $7.

     Other related party transactions include subordinated promissory notes issued to certain shareholders, the related interest incurred on the notes and the repayment of such notes (see Note 13). Additionally, two of the holders of the shareholder promissory notes were directors and one such note holder is an officer of the Company. As of December 31, 2002, all notes were repaid.

     We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company. Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005. During 2003, we incurred $50,000 in consulting fees from Chitnis Consulting.

     During 2003, Soo Buchanan, the sister of John Kang and James Kang, was employed by our company and was paid aggregate compensation of $76,003 during the year. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company during 2003 and was paid aggregate compensation of $89,615 during the year.

     The Company has restated certain previously issued financial statements due to the fact that revenues from equipment sales made to Growell in the third and fourth quarter of 2002 and the first quarter of 2003 should not have been recognized in those periods (see Note 2). John Kang, the Company’s Chairman, President, and Chief Executive Officer sold 285,715 shares of his personal Liquidmetal Technologies common stock to Growell in February 2002 (see Note 23). Growell owned 285,715 shares of the Company’s common

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

stock as of December 31, 2002 and 2003. In addition, the Company purchased 891,100 shares of Growell’s outstanding common stock in July 2002. The Company ultimately sold these shares in 2002 and 2003 and recognized gains on these transactions (see Note 5).

23. Subsequent Events

     On March 3, 2004, the Company sold $9.4 million of 6.0% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm that served as a financial advisor to the Company for the transaction. The notes were convertible at any time into our common stock at a price of $3.00 per share. Investors in the private placement received warrants to purchase an aggregate amount of up to approximately 1.1 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants. In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction.

     On August 20, 2004, the Company completed a private exchange offer for its March Notes. Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”). In addition, the Company voluntarily redeemed approximately $4.5 million of the March Notes, in cash. The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes). The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share. Holders of the Long-Term Notes will also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer. In addition, holders of both the Long-Term Notes and Short-Term Notes will have the right to call for repayment of the notes if the Company does not, within 180 days of the issuance of the notes, become compliant with its SEC reporting obligations and become listed or quoted on the OTC Bulletin Board, the Nasdaq Stock Market, or other national securities exchange. A total of 562,151 warrants to purchase our common stock at an exercise price of $3.00 per share — all of which were previously issued in connection with the purchase of the Prior Notes — have been amended to provide for an extended expiration date of March 1, 2006

     Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The actions were originally brought on behalf of those who purchased Liquidmetal Technologies’ common stock between May 22, 2002, and March 30, 2004, inclusive. The complaints contain varying allegations, but generally allege that the defendants engaged in improper revenue recognition with respect to the Company’s transactions with Growell Metal Co., Ltd. and that the defendants issued false and misleading statements concerning the Company’s business and operations, including unrealistic but favorable information about market demand for Liquidmetal products, with the result of artificially inflating the Company’s share price. The complaints seek unspecified compensatory damages and other relief. In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ. John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”). Subsequently, in September 2004, the five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action. The Consolidated Amended Class Action Complaint is presently due on or before November 1, 2004, but the Lead Plaintiffs have requested an enlargement of time until 30 days after this Form 10-K is filed. Liquidmetal Technologies and the other defendants will have 45 days from the service date to move to dismiss or otherwise respond to the Consolidated Amended Class Action Complaint. We intend to vigorously defend against the class action. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

     In addition, certain present and former officers and directors of Liquidmetal Technologies, as well as Liquidmetal Technologies as a nominal defendant, have been named in three shareholder derivative actions. Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California. A third shareholder derivative complaint was filed in Florida federal court styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T23TBM, commenced in the Middle District of Florida, Tampa Division. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as the federal shareholder class action lawsuits. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

injunctive relief as permitted by law and other relief. The two shareholder derivative complaints in California state court have been consolidated. Plaintiffs served a Consolidated Shareholder Derivative Complaint on October 12, 2004. The defendants have 40 days, or until November 22, 2004, to file a response to the Consolidated Shareholder Derivative Complaint. The defendants have filed a Motion to Stay the California derivative action and are awaiting a ruling on that Motion. The Company’s response to the Florida derivative complaint is due on October 25, 2004. We intend to vigorously defend against the derivative actions. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

     Two separate lawsuits were filed in July and September 2004 by two former employees of our Pyongtaek manufacturing facility in South Korea. The suits are based on a claim of wrongful termination and breach of employment contract. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     On November 2004, we entered into an agreement with John Kang, our Chairman, President, and Chief Executive Officer, in which Mr. Kang agreed that certain stock transactions by him in the year 2002 involving our common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”). These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering. They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively). Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of our common stock made by Mr. Kang in August 2002.

     The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $301,944.73. Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability in 24 equal monthly installments beginning in January 2005. The above-described transactions involving Growell Metal will be reported on a new Form 4 filed by Mr. Kang on or about the date of the filing of this Form 10-K, and the open-market purchases were previously reported on a timely basis in August 2002.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands, except share data)

Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	and	End of
	of Period	Expenses	Payments	Period
Allowance for doubtful accounts
Year ended December 31, 2003	$450	$(28)	$(267)	$155
Year ended December 31, 2002	30	921	(501)	450
Year ended December 31, 2001	5	25	—	30
Product warranty accrual
Year ended December 31, 2003	$237	$(297)	$363	$303
Year ended December 31, 2002	—	237	—	237
Year ended December 31, 2001	—	—	—	—
Deferred tax asset valuation allowance *
Year ended December 31, 2003	$25,401	$3,465	$—	$28,866
Year ended December 31, 2002	23,796	1,605	—	25,401
Year ended December 31, 2001	12,112	11,684	—	23,796

* The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2003, 2002 and 2001, respectively.