Form 10-Q
period 2004-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2004-12-22
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.  001-31332

LIQUIDMETAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-0121262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

As of December 10, 2004, there were 41,609,652 shares of the registrant’s common stock, $.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of Liquidmetal Technologies, Inc. are “forward-looking” statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service, dependence upon key personnel and the like. The Company’s most recent filings with the Securities and Exchange Commission, including Form 10-K, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

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

Item 4 – Controls and Procedures

PART II – Other Information

Item 2 – Changes in Securities and Use of Proceeds

Item 6 – Exhibits and Reports on Form 8-K

Signatures

Certifications

Explanatory Note

We have restated our financial statements for the quarter ended March 31,2003 and related disclosures in this report to correct our premature recognition of revenues from one transaction with a single customer that we originally recorded in March 2003.  We have also restated our financial statements for the fiscal year ended December 31, 2002 and related disclosures in our annual report on Form 10-K to correct two similar premature revenue recognition events with the same customer that were originally recorded in September and December 2002.  Upon analysis of the transaction terms and certain related agreements undertaken by the Company to resolve a dispute with the customer, we concluded that the transactions were contingent upon continued performance by a subsidiary of the Company, which would have precluded revenue recognition until the contingency ended. Under the terms of a Settlement Agreement reached with the customer on January 10, 2004, the Company reacquired the equipment associated with the two fiscal 2002 transactions and recognized the revenue associated with the March 2003 transaction in January 2004.  The restatement of our December 31, 2002 financial statements resulted in a $1.9 million reduction of revenue and a $1.0 million increase in net loss.  The restatement of our 2003 financial statements resulted in a $3.0 million reduction of revenue and a $1.7 million increase in net loss for the quarter ending March 31, 2003 covered by this report.

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$10,749	$3,127
Trade accounts receivables, net of allowance for doubtful accounts of $163 and $127	2,950	3,748
Inventories	5,653	3,731
Prepaid expenses and other current assets	454	395
Assets available for sale, net	556	827
Total current assets	20,362	11,828

Property, Plant and Equipment, net	17,450	17,743
Other intangibles, net	980	984
Other assets	862	297
Total assets	$39,654	$30,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,306	$3,683
Deferred revenue	837	1,435
Long-term debt, current portion, net of discounts of $3,879	6,685	1,032
Other liabilities, current portion	1,302	4,705
Total current liabilities	16,130	10,855

Long-term debt, net of current portion	3,195	3,015
Other long-term liabilities, net of current portion	864	814
Total liabilities	20,189	14,684
Commitments and Contingencies:
Minority interest	—	5
Shareholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at March 31, 2004 and December 31, 2003	42	42
Additional paid in capital	132,124	128,581
Unamortized stock-based compensation	(7)	(128)
Accumulated deficit	(113,328)	(112,587)
Accumulated other comprehensive income	634	255
Total shareholders’ equity	19,465	16,163

Total liabilities and shareholders’ equity	$39,654	$30,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
		Restated

Revenue	$6,288	$3,199
Cost of sales	3,557	2,660
Gross profit	2,731	539

Operating Expenses:
Selling, general, and administrative	3,065	4,062
Research and development	341	4,038
Total operating expenses	3,406	8,100
Loss from operations	(675)	(7,561)

Other income	586	—
Interest expense	(271)	(61)
Interest income	12	126
Loss from operations before minority interest and income taxes	(348)	(7,496)

Income taxes	—	—
Minority interest in loss of consolidated subsidiary	—	(7)

Loss from continuing operations.	(348)	(7,503)

Income (loss) from discontinued equipment manufacturing operations, net of tax of $0	(393)	7

Net Loss	(741)	(7,496)

Other comprehensive loss:
Foreign exchange translation gain (loss)	379	(940)
Unrealized loss on marketable securities held-for-sale	—	(1,141)
Comprehensive loss	$(362)	$(9,577)

Net loss per common share – basic and diluted:
Loss per share – continuing operations	$(0.01)	$(0.18)
Loss per share – discontinued operations	$(0.01)	$(0.00)
Loss per share – basic and diluted	$(0.02)	$(0.18)

Number of weighted average shares – basic and diluted	41,610	41,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(in thousands, except per share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Unamortized Stock-option Based Compen- sation	Accumu- lated Deficit	Accumu- lated Other Compre - hensive Income	Total

Balance, December 31, 2003	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163
Stock-based compensation	—	—	261	8	—	—	269
Unamortized stock-based compensation		—	(113)	113	—	—	—
Beneficial conversion feature of convertible debt	—	—	3,395	—	—	—	3,395
Foreign exchange translation gain	—	—	—	—	—	379	379
Net loss	—	—	—	—	(741)	—	(741)
Balance, March 31, 2004	41,609,652	$42	$132,124	$(7)	$(113,328)	$634	$19,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
		Restated

Operating activities:
Net loss	$(741)	$(7,496)

Adjustments to reconcile loss from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	894	1,368
Amortization of debt discount	134	—
Stock-based compensation	269	43
Bad debt expense	72	(243)
Warranty expense	57	64

Changes in operating assets and liabilities:
Accounts receivable	726	1,086
Inventories	(1,922)	(498)
Prepaid expenses and other current assets	(778)	1,093
Other assets	(579)	33
Accounts payable and accrued expenses	2,983	(3,975)
Deferred revenue	(598)	(413)
Other liabilities	(2,627)	(2)
Net cash used for continuing operations	(2,110)	(8,940)

Net cash provided by (used for) discontinued operations	266	(1,569)
Net cash used for operating activities	(1,844)	(10,509)

Investing Activities:
Purchases of property and equipment	—	(1,858)
Investment in patents and trademarks	(20)	(90)
Investment in marketable securities	—	(1,668)
Net cash used for investing activities	(20)	(3,616)

Financing Activities:
Proceeds from borrowings	9,924	5,488
Repayment of borrowings	(369)	(2)
Stock options exercised	—	498
Net cash provided by financing activities	9,555	5,984

Effect of foreign exchange translation	(69)	1,327
Net increase (decrease) in cash and cash equivalents	7,622	(6,814)

Cash and cash equivalents at beginning of period	3,127	25,058
Cash and cash equivalents at end of period	$10,749	$18,244

Supplemental cash flow information:
Interest paid	$86	$34
Taxes paid	$—	$57

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the three months ended March 31, 2004, the Company sold it’s 51% ownership interest in Dongyang to the 49% minority shareholder, which resulted in a loss of $46 from disposal of discontinued operations as of March 31, 2004.

During the three months ended March 31, 2004, the change in the foreign exchange between the U.S. Dollar and the South Korean Won resulted in a $577 gain related to property, plant and equipment, net and loss of $129 from notes payable.

During the three months ended March 31, 2003, the change in the foreign exchange between the U.S. Dollar and the South Korean Won resulted in a $313 gain related to the note payable and $906 loss related to property, plant and equipment, net.

During the three months ended March 31, 2003, an option holder surrendered 93,758 shares of the Company’s common stock in-lieu of cash payment for the option exercise price of $250 and income taxes payable by the option holder of $403.  The common shares received in lieu of cash payment were immediately canceled upon receipt of the shares by the Company.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 and 2003

(in thousands, except share data)

(unaudited)

1.             Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  In addition, certain reclassifications have been made for consistent presentation.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2004.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on November 10, 2004.

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling, and the manufacture and sale of die casting equipment (see note 5).  In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

Stock-based compensation

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three Months Ended March 31,
		2004	2003
			Restated

Net loss as reported		$(741)	$(7,496)

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	270	141

Deduct:	Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,709)	(2,017)

Proforma net loss		$(2,180)	$(9,372)

Basic and diluted loss per share:
As reported		$(0.01)	$(0.18)
Pro forma		(0.05)	(0.23)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2004 and 2003, respectively: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.9% to 3.4%.

2.             Restatement

See note 3 related to translation of foreign currency.

Growell Restatement

As a part of the accompanying condensed consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to the fact that revenues from equipment sales made to Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), should not have been recognized during the first quarter of 2003. Revenues of $2,543 from the sale of die casting machines to Growell was previously recorded in the quarter ended March 31, 2003.  The 2003 Growell sale of $2,543 had an associated cost of sales of $840 resulting in profit of $1,703.  The effect of the restatement is to defer the recognition of revenue on the die casting equipment in 2003 until the quarter ending March 31, 2004.

The die casting equipment was the subject of a previously reported dispute between the Company’s South Korean subsidiary, Liquidmetal Korea Co., Ltd. (“Liquidmetal Korea”), and Growell, which was a former supplier of alloy ingots to Liquidmetal Korea’s Pyongtaek, South Korea manufacturing plant and also a die casting licensee of the Company. The restatement of revenues from the equipment sales is a result of an analysis initiated by the Company based upon the settlement of this dispute in January 2004 and a determination that the original revenue recognition decision did not include consideration of all agreements relating to the subject matter of the transactions.  The Company concluded that the equipment sales were contingent upon Liquidmetal Korea’s continued performance under its agreements with Growell, and consequently revenue recognition is deferred until the contingency was ended.

The Company has reclassified the die casting equipment at March 31, 2003 and for subsequent quarterly periods as equipment held by customer, which are included in inventories.

Under terms of a January 10, 2004 settlement of the dispute between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers.  Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry.  The remaining settlement payable of $2,837 and trade accounts payable of $14 will be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004, and is included in accounts payable and accrued liabilities in the March 31, 2004 Condensed Consolidated Balance Sheet.  The Company recorded a loss on the settlement at December 31, 2003 of $2,765 which is included in “Cost of Sales” in the December 31, 2003 Consolidated Statements of Operations and Comprehensive Loss.  The loss on settlement reflects the write-down of the assets received in the settlement to their fair market value.  The loss is accrued for in the “Accounts payable and accrued expenses” section in the December 31, 2003, Consolidated Balance Sheet. The sale of the die casting machines to Growell is recorded as revenue in the first quarter of 2004.  Under the settlement agreement between the parties, the Company and Growell granted to the other party (and the other party’s affiliates) a release of all known and unknown claims of any nature arising between the parties through the date of settlement, as well as a release against future claims under agreements between the parties that were terminated as a part of the settlement.  The settlement agreement provided that all agreements of any nature between the parties and their respective affiliates were terminated as of the date of settlement, with the exception of certain confidentiality agreements, a Liquidmetal coatings distribution agreement, and future rights under the die casting agreement pursuant to which Growell purchased the die casting machines and obtained a license to make auto parts from Liquidmetal alloys.  The settlement agreement also includes, as an accommodation to Growell, if the Company becomes aware of any prospective customer that desires to purchase a proprietary Company casting machine at a time when Growell desires to sell any of its Liquidmetal die casting machines, then the Company will not sell such die casting machine to the prospective customer unless the Company first directs the prospective customer to Growell and encourages the prospective customer to purchase the machine from Growell.

Stock Compensation Restatement

As a part of the accompanying condensed consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to the fact that stock option grants were not calculated in accordance with guidelines under APB Opinion No. 25, SFAS No. 123, and EITF 00-23.  As such, unamortized stock compensation expense of $24 was reversed during the period ended March 31, 2003.

The Company issued shares of common stock to an individual during the quarter that was previously not recorded.  Therefore, additional paid in capital was decreased by $99 and stock compensation expense increased by $99 in selling, general, and administrative expense during the three months ended March 31, 2003.  Due to an additional 10,000 shares being issued related to this transaction, the weighted average shares have increased as of March 31, 2003.

Samsung Restatement

In 2002, the Company was engaged by Samsung to provide Liquidmetal alloy parts for cell phones.  The Company recognized approximately $315 of mold revenue in December 2002, which was subsequently written off in March 2003 as bad debt expense.  It was determined that the revenue of $315 recognized in 2002 did not meet the requirement of revenue recognition under SAB 101 and accordingly the Company has restated its revenue and accounts receivable for 2002 by $315. Further, the Company reversed the previously recorded write off of accounts receivables from Samsung by decreasing selling, general, and administrative expenses by $309 for the bad debt expense recognized during the three months ended March 31, 2003.

JS Technologies Restatement

In September 2002, the Company was engaged by JS Technologies to provide molds and MP3 player compact disc cases and recognized approximately $782 of revenue.  JS Technologies did not pay the remaining balance due of $172 because the MP3

player compact disc cases never launched into full production, for which the Company recorded a bad debt expense in January 2003.   Consequently, the Company restated its selling, general and administrative expenses and the allowance for doubtful accounts as of and for the year ended 2002 by recognizing bad debt expense of $169 in 2002.  Further, the Company reversed the previously recorded write off of accounts receivables from JS Technologies by decreasing selling, general, and administrative expenses by $166 for the bad debt expense recognized during the three months ended March 31, 2003.

AM Corporation Restatement

The Company was engaged by AM Corporation to develop knife prototypes for distribution of knives in Europe and recognized $250 in the first quarter of 2003.  However, AM Corporation determined it would not continue with development and consequently did not pay the receivable of $250 and the Company recorded the amount as bad debt expense in the fourth quarter of 2003.   It was determined that the $250 recorded as revenue in the first quarter of 2003 did not meet the requirement of revenue recognition per SAB 101 and, accordingly, the sale and bad debt expense were reversed in the first and fourth quarters of 2003, respectively.

The results of discontinued operations of the Company’s equipment manufacturing business (see note 5) for the three months ended March 31, 2003 has been combined with continuing operations for comparative purposes.  A summary of the significant effects of the restatement is as follows:

	For the Three Months Ended
Consolidated Statements of Operations Data:	3/31/03 Previously Reported	3/31/03 Restated
	(In thousands, except per share data)
Revenue	$6,559	$3,606
Cost of sales	3,883	3,020
Gross profit	2,676	586
Operating expense:
Selling, general, and administrative	4,507	4,105
Research and development	4,038	4,038
Total operating expenses	8,545	8,143

Loss before interest, other income, income taxes, minority interest and discontinued operations	(5,869)	(7,557)
Interest income (expense), net	68	68

Gain on sale of marketable securities held-for-sale	—	—

Loss before income taxes, minority interest and discontinued operations	(5,801)	(7,489)

Income taxes	—	—

Minority interest in (loss) income of consolidated subsidiary	(7)	(7)

Loss from continuing operations	(5,808)	(7,496)

Net loss	$(5,808)	$(7,496)

Loss per share from continuing operations – basic and diluted	$(0.14)	$(0.18)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,229	41,390

3.             Basis of Presentation and Recent Accounting Pronouncements

Translation of Foreign Currency

Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at period end. The financial statements of Liquidmetal Korea have been translated based upon Korean Won as the functional currency. Liquidmetal Korea’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the reporting period. The resulting translation adjustment was included in other comprehensive income (loss).

The Company applies FASB No. 52, Foreign Currency Translation, for translating foreign currency into US dollars in our consolidation of the financial statements.  Due to our restatements of previously reported financial statements (see Note 2), certain footnote disclosures and previously reported financial statements were adjusted to conform to retroactive applications of FASB No. 52.  These adjustments did not have a material impact in the financial statements.

New Accounting Pronouncements

In October 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board issued its consensus opinion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (EITF No. 04-8). The Task Force reached a consensus that contingently convertible debt instruments with embedded conversion features that are contingent upon market price triggers should be included in diluted earnings per share computations, if dilutive, regardless of whether the contingency has been met. The Company currently does not have any contingently convertible debt under the scope of EITF Issue No. 04-8.

4.             Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $113,328 as of March 31, 2004.  Cash used in continuing operations for the three months ended March 31, 2004 was $2.1 million and cash flow from continuing operations was negative for the quarter ended June 30, 2004 and cash flow from continuing operations may be negative throughout the remaining fiscal year 2004.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.  These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology.  This business plan required significant spending related to start-up costs and capital expenditures.  These factors have placed a significant strain on the financial resources of the Company.  The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, achieve positive cash flow from continuing operations and profitability.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our capital requirements during the next 12 months will depend on numerous factors, including the success of our existing products, the development of new applications for Liquidmetal alloys, and the resources we devote to develop and support our Liquidmetal alloy products.  However, we anticipate our capital expenditures in the next 12 months will be less than $0.5 million.  We expect to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing capabilities, and for working capital and other general corporate purposes.

We believe that our current cash and cash equivalents, which includes the private equity funding of $9.4 million net cash infusion in March 2004, of which $4.5 million was redeemed in August 2004 (see Note 7 and Note 13), together with anticipated cash flow from our operations, will be sufficient to fund our and capital expenditure requirements for at least the next 12 months.  Our projections of cash flows from operations and, consequently, future cash needs are subject to uncertainty.  If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund operations and capital expenditure requirements.  We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us.  If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

5.             Discontinued Operations

Dongyang

On June 28, 2002, the Company acquired a 51% interest in Chusik Hoesa Dongyang Yudoro (“Dongyang”).   During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in markets for its machinery products. These events, along with Dongyang’s operating loss, cash flow losses and uncertainty surrounding its future cash flows, led the Company to evaluate its investment for recoverability as of December 31, 2003.  As a result, the Company determined that the carrying value of its investment in Dongyang exceeded its fair value as of December 31, 2003 in the amount of $184.  This impairment loss was recorded in operating expenses for the year ended December 31, 2003.

In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder.  The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held.  Further, the Company agreed to pay Dongyang $155 for the purchase of a receivable balance from Growell.  The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Donyang to the minority shareholder.  The loss from operations for the three months ended March 31, 2004 totaled $50 and is included in the loss from discontinued equipment manufacturing operations for the period.  The net payable balance of $75 is to be paid in quarterly installments throughout 2004, and is included in accounts payable and accrued liabilities as of March 31, 2004.

The Company has adopted SFAS 144 and as a result the 2003 balances have been restated in order to conform with the presentation of 2004 financial statements.  Dongyang is reported as part of the assets available for sale on the balance sheet.

As Donyang was sold prior to March 31, 2004, there are no assets and liabilities of Dongyang as of March 31, 2004.  The following is a listing of the major classes of assets and liabilities of Dongyang as of December 31, 2003.

December 31,
2003
Current Assets:
Cash and cash equivalents	$1
Accounts receivable, net	181
Inventories	1,572
Prepaid expenses and other current assets	56
Total current assets	1,810

Property, plant and equipment, net	$58
Other Assets	29
Total assets	$1,897

Current Liabilities:
Accounts payable and accrued expenses	$233
Deferred revenue	1,583
Total current liabilities	$1,816

Summarized operating results of Dongyang’s discontinued operations are as follows.

	For the Three months Ended March 31,
	2004	2003
		(restated)

Revenue	$22	$182
Loss from discontinued equipment manufacturing operations, net of tax	(96)	(10)

Taesung

On June 14, 2004, the Company entered into an Asset Purchase Agreement whereby all the assets and liabilities of its Taesung equipment manufacturing division in Korea were sold to a third party for $345 which is payable by the third party in four equal installments with the last installment being due on June 30, 2005.  As of March 31, 2004, management determined that no impairment was anticipated on the divestiture of its Taesung division.  Ultimately, the sale resulted in a loss of approximately $184.  The loss from operations for the three months ended March 31, 2004 totaled $297 and is included in the loss from discontinued equipment manufacturing operations for the period.

The Company has adopted SFAS 144 and as a result the 2003 balances have been restated in order to conform with the presentation of 2004 financial statements.  Taesung is reported as part of the discontinued business operations as of March 31, 2004 as the Company’s plans for divesture of Taesung was determined during  the three months ended March 31, 2004.

The following is a listing of the major classes of assets and liabilities of Taesung as of March 31, 2004 and December 31, 2003 (combined with Dongyang as assets available for sale on the condensed consolidated balance sheet).

	March 31, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$2	$1
Accounts receivable, net	148	256
Inventories	510	477
Prepaid expenses and other current assets	12	113
Total current assets	672	847

Property, plant and equipment, net	$153	$157
Other Assets	104	100
Total assets	$929	$1,104

Current Liabilities:
Accounts payable and accrued expenses	$373	$358

Summarized operating results of Taesung’s operations are as follows:

	For the Three months Ended March 31,
	2004	2003
		(restated)

Revenue	$100	$225
Income (loss) from discontinued equipment manufacturing operations, net of tax	(297)	17

6.                                      Product Warranty

Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period.  During the three months ended March 31, 2004 and 2003, the Company recorded $57 and $64, respectively, of warranty expense.  The product warranty accrual balance is included in accounts payable and accrued expenses.

7.                                      Notes Payable

Senior Convertible Note

On March 3, 2004, the Company issued $9.9 million of 6.0% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm (the “Placement Agents”) that served as a financial advisor to the Company for the transaction.  The notes were collateralized by the patents held by the Company and second priority mortgage interest in plant facilities and certain equipment in South Korea.  The notes are convertible at any time into our common stock at a price of $3.00 per share.  Investors in the private placement and the Placement Agents received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants.  In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction.

The fair value of the 1.2 million warrants totals $1,302 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 0.27 years; (2) volatility of 82%, (3) risk free interest of 0.95% and dividend rate of 0% on the date of issuance.  Since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”  During the quarter ended March 31, 2004, total cost of beneficial conversion feature of $3,395 and the relative fair value of the 0.6 million warrants issued to investors of $584 were recorded as discounts of the convertible note.  In addition, $718 relating to the fair value of the 0.6 million warrants issued to the Placement Agents and $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost as a contra liability account in warrant liability and other assets, respectively.  As of March 31, 2004, outstanding loan balance approximated $9,924, un-amortized discounts for beneficial conversion feature and warrants totaled $3,879 and debt issuance costs totaled $699 in contra liability account and $566 in other assets.  Interest expense of $133 was recorded for the amortization of debt issuance cost and discount on note for the quarter ended March 31, 2004.

The Company is obligated, pursuant to a Registration Rights Agreement between the Company, the Placement Agents and the note holders dated March 1, 2004 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants on or before the later of March 31, 2004 or, within 25 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative fair values of the warrants of $1,302 have been recorded as a short-term liability during March 2004 as the Company has not yet filed the registration statement.  Further, the $9,924 balance of the note and un-amortized discounts for beneficial conversion feature and warrants of $3,879 is presented as short-term liability as of March 31, 2004 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the Registration Rights Agreement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the period from March 3, 2004 to March 31, 2004, the change of the relative fair value of the warrants is $586, which is recorded as other income.  The fair value of warrants outstanding at March 31, 2004 of $717 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.27~0.19 years; (2) volatility of 95%, (3) risk free interest of 0.95% and dividend rate of 0%. As of December 2004, the Company has not received any demands for payment from the note holders.

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest is payable on a monthly basis.  Beginning in September 2004, the Company will be required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period.

Because this note payable is denominated in South Korea Won, the balance will fluctuate with the exchange rate between the U.S. Dollar and the South Korean Won, resulting in the recognition of foreign exchange gains or losses that are included in other comprehensive loss.  At March 31, 2004, the balance of the note was $3,835 resulting in the recognition of a cumulative foreign exchange loss of $127 which is included in other comprehensive loss during the three months ended March 31, 2004.

8.                                      Stock Compensation Plan

During the quarter ended March 31, 2004, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors, the Company granted options to purchase 484 common shares of the Company for an exercise price of $3.81 which equaled the fair market value on the date of grant

During the quarter ended March 31, 2004, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 90,000 common shares of the Company for an average exercise price of $3.22.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company canceled 781,431 options during the quarter ended March 31, 2004 for terminated employees and directors.

9.                                      Segment Reporting and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloys products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.  Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 4 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on November 10, 2004.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended March 31, 2004:
Revenue to external customers	$1,016	$5,272	$6,288
Gross profit	467	2,264	2,731
Income before minority interest, interest expense and discontinued operations	349	1,480	1,829
Total identifiable assets at end of period	985	23,698	24,683

Three months ended March 31, 2003(restated):
Revenue to external customers	$772	$2,427	$3,199
Gross profit	379	160	539
Loss before minority interest, interest expense and discontinued operations	(126)	(4,210)	(4,336)
Total identifiable assets at end of period	616	27,719	28,335

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months Ended March 31,
	2004	2003
		Restated
Total operating income (loss) before minority interest, interest expense and discontinued operations	$1,829	$(4,336)
General and administrative expenses	(2,504)	(3,225)

Consolidated loss before interest expense, minority interest, Interest expense and discontinued operations	(675)	(7,561)
Other income	586	—
Interest expense	(271)	(61)
Interest income	12	126
Minority interest in income of consolidated subsidiary	—	(7)
Income (loss) from discontinued operations, net	(347)	7
Loss from disposal of discontinued operations, net	(46)	—
Consolidated net loss	$(741)	$(7,496)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $1,725 and $1,488 during the three months ended March 31, 2004 and 2003, respectively.  The revenue related to the United States of America was earned under three defense-related research and development contracts and sales of coatings products.

During the three months ended March 31, 2004, the Company had revenue from sales to companies outside of the United States of $4,685 of which $4,158 represented sales to companies located in South Korea.  Of the $4,158 sales in South Korea, $122 was from our discontinued equipment manufacturing business.  During the three months ended March 31, 2003, the Company had revenues from companies outside of the United States of $2,118 of which $1,719 represented sales to companies located in South Korea.  Of the $1,719 sales in South Korea, $407 was from our discontinued equipment manufacturing business.  The revenue related to sales to companies outside of the United States was from bulk alloy products including equipment sales.

Long-lived assets include net property, plant, and equipment, net intangible assets and goodwill. The Company had long-lived assets of $2,379 and $2,547 located in the United States at March 31, 2004 and December 31, 2003, respectively. The Company had long-lived assets of $16,204 and $16,395 located in South Korea at March 31, 2004 and December 31, 2003, respectively.  Of the assets located in South Korea, $153 and $215 was from long-lived assets of our discontinued equipment manufacturing business at March 31, 2004, and December 31, 2003.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

March 31, 2004

Total segment assets	$24,683
Cash and cash equivalents	10,749
Prepaid expenses and other current assets	454
Other property, plant and equipment	1,370
Intangibles, net	980
Other assets	862
Assets of discontinued operations	556
Total consolidated assets	$39,654

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The largest asset represents the Company’s cash balances, primarily generated from the Company’s proceeds from the senior convertible note and the Kookmin loan (See note 7).

10.                               Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.  Common stock equivalents consist of 8,706,413 and 7,058,499 equity instruments at March 31, 2004 and 2003, respectively, and have not been included in the EPS calculation at March 31, 2004 and 2003 as the amounts are anti-dilutive.

11.                               Commitments

As of March 31, 2004 and December 31, 2003, the Company has contingent obligations of $132 each period for notes receivables sold with recourse.

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows. (See Note 13)

12.                               Related Party Transactions

In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by a former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000.  At December 31, 2003, the Company had a remaining receivable balance of $500 due from LLPG, which was subsequently paid in full in March, 2004.

The Company is a party to a license agreement with California Institute of Technology (“Caltech”) under which the Company exclusively licenses from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s Board of Directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to the Company under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.  During 2003, the Company paid $50 to Caltech representing the second and final installments on the $150 aggregate fees related to this agreement.  Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the three months ended March 31, 2004 and 2003, amounted to $0 and $22 in reimbursements, respectively.

A company managed and partially owned by one of the Company’s former directors provides technical support services and computer equipment to the Company.  During the three months ended March 31, 2003, the Company incurred $12 of expenses and equipment purchases related to this arrangement.  There were no expenses and payables to this Company as of and for the three months ended March 31, 2004.

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company.  Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  During the quarter ended March 31, 2004, we incurred $12,500 in consulting fees from Chitnis Consulting.

The Company has restated certain previously issued financial statements due to certain revenues from equipment sales made to Growell in the first quarter of 2003 should not have been recognized in those periods (see Note 2).  Growell owned 285,715 shares of the Company’s common stock as of December 31, 2003.  In addition, the Company purchased 891,100 shares of Growell’s outstanding common stock in July 2002.  The Company ultimately sold these shares in April 2003 and recognized a gain of $1,178 on the transaction.

13.                               Subsequent Events

On August 20, 2004, the Company completed a private exchange offer for its March Notes.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”). In addition, the Company redeemed approximately $4.5 million of the March Notes, in cash.  The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.  Holders of the Long-Term Notes will also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer. In addition, holders of both the Long-Term Notes and Short-Term Notes will have the right to call for repayment of the notes if the Company does not, within 180 days of the issuance of the notes, become compliant with its SEC reporting obligations and become listed or quoted on the OTC Bulletin Board, the Nasdaq Stock Market, or a national securities exchange.  A total of 562,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the Prior Notes—have been amended to provide for an extended expiration date of March 1, 2006

Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The actions were originally brought on behalf of those who purchased Liquidmetal Technologies’ common stock between May 22, 2002, and March 30, 2004, inclusive. The complaints contain varying allegations, but generally allege that the defendants engaged in improper revenue recognition with respect to the Company’s transactions with Growell Metal Co., Ltd. and that the defendants issued false and misleading statements concerning the Company’s business and operations, including unrealistic but favorable information about market demand for Liquidmetal products, with the result of artificially inflating the Company’s share price. The complaints seek unspecified compensatory damages and other relief.  In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ.  John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”).  In September 2004, the other five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action.  The Consolidated Amended Class Action Complaint in the Primavera Investors action is due on or before Monday, January 10, 2004.  Liquidmetal Technologies and the other defendants will have 45 days from the service date to move to dismiss or otherwise respond to the Consolidated Amended Class Action Complaint.  We intend to vigorously defend against the class action.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In addition to the above, certain present and former officers and directors of Liquidmetal Technologies, as well as Liquidmetal Technologies as a nominal defendant, have been named in three shareholder derivative actions.  Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin Derivatively on Behalf of Liquidmetal Technologies, Inc.  v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California.  A third shareholder derivative complaint was filed in Florida federal court styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T23TBM, commenced in the Middle District of Florida, Tampa Division.  These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as the federal shareholder class action lawsuits. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief.  The two shareholder derivative complaints in California state court have been consolidated. Plaintiffs served a Consolidated Shareholder Derivative Complaint on October 12, 2004.  The defendants served a Demurrer to the Consolidated Shareholder Derivative Complaint on November 22, 2004, seeking dismissal of that complaint. The Demurrer is set for hearing on February 10, 2005. The Plaintiff in the Florida derivative action filed a First Amended Shareholder Derivative Complaint on November 22, 2004. The Company’s response to the amended Florida derivative complaint was due on December 17, 2004. The Company joined other defendants in moving to dismiss the amended Florida derivative complaint. The Company is awaiting a ruling on that Motion to Dismiss.  We intend to vigorously defend against the derivative actions.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Two separate lawsuits were filed in July and September 2004 by two former employees of our Pyongtaek manufacturing facility in South Korea.  The suits are based on a claim of wrongful termination and breach of employment contract.  In November 2004, the Company entered into a settlement agreement with the employees whereby the Company would pay $243 to the employees in exchange for all claims being dismissed.  The payable amount is included in our September 30, 2004 financial statement.

In November 2004, we entered into an agreement with John Kang, our Chairman, President, and Chief Executive Officer, in which Mr. Kang agreed that certain stock transactions by him in the year 2002 involving our common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”).  These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering.  They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively).  Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of our common stock made by Mr. Kang in August 2002.

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability in 24 equal monthly installments beginning in January 2005.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.

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

Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloy products.  Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for fiscal year 2001 is based substantially on sales of Liquidmetal alloy coatings. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development; metal processing equipment; and research and development revenue relating primarily to defense and medical applications.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

In conjunction with the divestiture of our Dongyang subsidiary in March 2004, the Company decided to discontinue our equipment manufacturing business in order to conform our operations to our broader corporate business strategy (see note 5).  Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of our equipment manufacturing operations. The revenue, costs and expenses, assets and liabilities, and cash flows of the equipment manfuacturing business were segregated in our accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows.

The following discussion and analysis of our financial condition and results of operations focuses on the historical results of our continuing operations and reflects the effect of restating our 2003 financial statements for equipment sales made to Growell Metal Co., Ltd. (“Growell”) as disclosed in Note 2 in the notes to condensed consolidated financial statements section of this document.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to our condensed consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Exchange rate fluctuations
•	Warranty accrual
•	Allowance for doubtful accounts
•	Inventories at lower of cost or net realizable value
•	Deferred tax assets

Our 10-K Report as of December 31, 2003 contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2004 and 2003

Revenue. Revenue increased $3.1 million to $6.3 million for the three months ended March 31, 2004 from $3.2 million for the three months ended March 31, 2003.  The increase was primarily due to the increase in our bulk Liquidmetal alloys business which consisted of an increase of $2.4 million from the sale of metal processing equipment primarily for use in the processing of bulk Liquidmetal alloy products, an increase of $0.3 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys offset by a decrease of $0.6 million from research and development services related primarily to defense and medical applications and an increase in our coatings business of $0.3 million.

Cost of Sales. Cost of sales increased to $3.5 million, or 56% of revenue, for the three months ended March 31, 2004 from $3.0 million, or 83% of revenue, for the three months ended March 31, 2003.  This increase was a result of the bulk Liquidmetal alloy business contributing a larger percentage of our revenue, primarily in the metal processing equipment sale, than the coating business for the three months ended March 31, 2003.  Cost of sales as a percentage of revenue has decreased from improved manufacturing processes and decreases in research and development activities charged to cost of sales.  We believe that anticipated higher manufacturing volumes and an expected greater mix of higher-margin products in the future will cause the gross profit to continue to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $3.1 million, or 49% of revenue, for the three months ended March 31, 2004 from $4.1 million, or 127% of revenue, for the three months ended March 31, 2003. This decrease was primarily a result of decrease in wages and related expense by $0.8 million, decrease in travel expenses by $0.3 million, decrease in property rent by $0.3 million, and a decrease in professional fees, consultant fees, and contract services by  $0.1 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $0.3 million, or 5% of revenue, for the three months ended March 31, 2004 from $4.0 million, or 126% of revenue, for the three months ended March 31, 2003. This decrease was a result of the Company’s focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs.  The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.  The decrease was primarily due to decreases in salaries, wages and the related by $1.8 million, decrease in professional fees, consultant fees, and contract services by $0.4 million, decrease in research grants to institutions by $0.3 million, decrease in laboratory and prototyping expenses by $0.6 million, decrease in depreciation expense by $0.4 million, and a decrease in travel expenses by $0.1 million.

Other Income. Other income was  $0.6 million, or 9% of revenue, for the three months ended March 31, 2004 due to change in value of warrant related liabilities since the original measurement date (date of issuance).  There was no other income during the three months ended March 31, 2003.

Interest Expense. Interest expense was  $0.3 million, or 4% of revenue, for the three months ended March 31, 2004 and was $0.1 million, or 2% of revenue, for the three months ended March 31, 2003.  During the three months ended March 31, 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003 and senior convertible debt funded on March 3, 2004, as well as amortization of debt issuance costs and discount on the senior convertible debt.  During the three months ended March 31, 2003, interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income.  Interest income was $12 for the three months ended March 31, 2004 for interest earned on certificate of deposits.  Interest income was $126 for the three months ended March 31, 2003 for interest earned on short-term, investment grade, interest-bearing securities.

Liquidity and Capital Resources

Our cash used in operating activities was $1.8 million, which includes cash provided by our discontinued equipment manufacturing business of $0.3 million, for the three months ended March 31, 2004 and $10.5 million, which includes cash used in our discontinued equipment manufacturing and retail golf businesses of $1.6 million, for the three months ended March 31, 2003.  Our working capital increased from $1.0 million at December 31, 2003 to $4.2 million at March 31, 2004.  The Company’s working capital increase of $3.2 million was primarily attributable to increase in cash of $7.6 million, increase in inventory of $1.9 million, decrease in deferred revenue of $0.6 million, decrease in other current liabilities of $3.4, decrease in amounts receivable of $0.8 million, decrease in current assets of our discontinued equipment manufacturing business of $0.3 million, increase in accounts payable of $3.6 million and current portion of notes payable of $5.6 million.

Our cash used in investing activities was $20 for the three months ended March 31, 2004 for the acquisition of property and equipment.

Our cash provided by financing activities was $9.6 million for the three months ended March 31, 2004, which consists of $9.9 million in proceeds from borrowings from our senior convertible debt offset by $0.4 million on repayment of borrowings.

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $113,328 as of March 31, 2004.  Cash used in continuing operations for the three months ended March 31, 2004 was $2.1 million and cash flow from continuing operations may be negative throughout the fiscal year 2004.  Such conditions raise substantial doubt about the ability of the Company continuing as a going concern for a reasonable period of time.  These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology.  This business plan required significant spending related to start-up costs and capital expenditures.  These factors have placed a significant strain on the financial resources of the Company.  The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, achieve positive cash flow from continuing operations and profitability.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our capital requirements during the next 12 months will depend on numerous factors, including the success of our existing products, the development of new applications for Liquidmetal alloys, and the resources we devote to develop and support our Liquidmetal alloy products.  However, we anticipate our capital expenditures will be less than $0.5 million in the next 12 months.  We expect to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing capabilities, and for working capital and other general corporate purposes.

We believe that our current cash and cash equivalents together with anticipated cash flow from our operations, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.  Our projections of cash flows from operations and, consequently, future cash needs are subject to uncertainty.  If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our working capital or capital expenditure requirements.  We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us.  If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of March 30, 2004:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$13,759	$10,563	$3,196	$—	$—
Capital lease obligation	285	116	169	—	—
Operating leases and rents	2,255	874	1,132	97	152
Purchase obligations	2,500	—	2,500	—	—
	$18,799	$11,553	$6,997	$97	$152

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various markets risks in conducting the business of the Company, and we anticipate that this exposure will increase as a result of our planned growth.  In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so.  These may take the form of forward sales contracts, option contracts, foreign currency exchange contracts, and interest rate swaps.  We have not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Item 4 — Controls and Procedures

Within the 90 days prior to the date of this quarterly report, Liquidmetal Technologies (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Vice President Finance have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this quarterly report on Form 10-Q.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

(a)                                  Evaluation of disclosure controls and procedures.  During the course of the audit of our financial statements for the fiscal years ended December 31, 2001, 2002, and 2003, it was determined that revenues from certain equipment sales made by the Company to Growell Metal Co., Ltd. in the third and fourth quarters of 2002 and the first quarter of 2003 should not have been recognized in those periods.  It was also determined that certain amounts relating to sales made to Samsung in December 2002, to JS Technologies in September 2002, and AM Corporation in December 2002 should not have been recognized.  And lastly, it was determined that certain stock options granted in 2001 and 2002 were not calculated in accordance with guidelines under APB Opinion No. 25, SFAS No. 123, and EITF 00-23.  These determinations and the associated restatement of previously issued financial statements, as described more fully elsewhere in this Form 10-K, suggest that, at the time of the subject transactions and the preparation of our financial statements for the relevant periods, the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) did not ensure that all information required to be disclosed by the Company was adequately accumulated and communicated to the Company’s management.  Since that time, the Company has made various improvements to enhance the reliability of its disclosure controls and procedures.  Except for the foregoing, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K based on their evaluation of the controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934.

PART II

OTHER INFORMATION

Item 2 – Change in Securities and Use of Proceeds

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

Item 6 – Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

31.1	Certification of President & Chief Executive Officer, John Kang, as required by Section 3.02 of Sarbane-Oxley Act of 2002

31.2	Certification of Vice President of Finance, Tony Chung, as required by Section 3.02 of Sarbane-Oxley Act of 2002

32.1	Certification of President & Chief Executive Officer, John Kang, as required by Section 9.06 of Sarbane-Oxley Act of 2002

32.2	Certification of Vice President of Finance, Tony Chung, as required by Section 9.06 of Sarbane-Oxley Act of 2002

(b)	Reports on Form 8-K

•Filed January 15, 2004
•Filed January 16, 2004
•Filed March 3 2004
•Filed March 4, 2004
•Filed March 30, 2004

•Filed April 30, 2004
•Filed May 13, 2004
•Filed May 18, 2004
•Filed May 24, 2004
•Filed June 28, 2004
•Filed July 2, 2004
•Filed July 15, 2004
•Filed July 16, 2004
•Filed August 20, 2004
•Filed September 27, 2004
•Filed November 10, 2004
•Filed November 23, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: December 17, 2004	/s/ John Kang
John Kang
President & Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2004	/s/ Tony Chung
Tony Chung
Vice President of Finance
(Principal Financial and Accounting Officer)