Form 10-Q
period 2004-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2005-01-03
CIK 1141240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No.  001-31332

LIQUIDMETAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0264467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☒ No ☐

As of December 17, 2004, there were 41,609,652 shares of the registrant’s common stock, $.001 par value, outstanding.

FORM 10-Q

FOR THE QUARTER ENDED

JUNE 30, 2004

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

Item 4 – Controls and Procedures

PART II – Other Information

Item 2 – Changes in Securities and Use of Proceeds

Item 6 – Exhibits and Reports on Form 8-K

Signatures

Certifications

Explanatory Note

We have restated our financial statements for the quarter ended June 30, 2003 and related disclosures in this report to correct our premature recognition of revenues from one transaction with a single customer that we originally recorded in March 2003.  We have also restated our financial statements for the fiscal year ended December 31, 2002 and related disclosures in our annual report on Form 10-K to correct two similar premature revenue recognition events with the same customer that were originally recorded in September and December 2002.  Upon analysis of the transaction terms and certain related agreements undertaken by the Company to resolve a dispute with the customer, we concluded that the transactions were contingent upon continued performance by a subsidiary of the Company, which would have precluded revenue recognition until the contingency ended. Under the terms of a Settlement Agreement reached with the customer on January 10, 2004, the Company reacquired the equipment associated with the two fiscal 2002 transactions and recognized the revenue associated with the March 2003 transaction in January 2004.  The restatement of our December 31, 2002 financial statements resulted in a $1.9 million reduction of revenue and a $1.0 million increase in net loss.  The restatement of our 2003 financial statements resulted in a $0.3 million reduction of cost of sales and an increase in inventory held during the quarter ended June 30, 2003 period covered by this report.

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$6,356	$3,127
Trade accounts receivables, net of allowance for doubtful accounts of $198 and $127	4,164	3,748
Inventories	5,966	3,731
Prepaid expenses and other current assets	206	395
Assets available for sale, net	—	827
Total current assets	16,692	11,828

Property, plant and equipment, net	16,639	17,743
Other intangibles, net	1,034	984
Other assets	808	297
Total assets	$35,173	$30,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$6,569	$3,683
Deferred revenue	838	1,435
Long-term debt, current portion, net of discounts of $3,286	6,053	1,032
Other liabilities, current portion	1,019	4,705
Total current liabilities	14,479	10,855

Long-term debt, net of current portion	2,928	3,015
Other long-term liabilities, net of current portion	366	814
Total liabilities	17,773	14,684

Commitments and Contingencies:

Minority interest	—	5

Shareholders’ Equity:

Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at June 30, 2004 and December 31, 2003	42	42
Paid in capital	132,124	128,581
Unamortized stock-based compensation	—	(128)
Accumulated deficit	(115,443)	(112,587)
Accumulated comprehensive income	677	255
Total shareholders’ equity	17,400	16,163

Total liabilities and shareholders’ equity	$35,173	$30,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

(unaudited)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)

Revenue	$4,055	$4,533	$10,343	$7,732
Cost of sales	2,475	4,146	6,032	6,806

Gross profit	1,580	387	4,311	926

Operating Expenses:
Selling, general, and administrative	2,544	4,571	5,609	8,633
Research and development	345	2,736	686	6,774
Total expenses	2,889	7,307	6,295	15,407

Loss from operations	(1,309)	(6,920)	(1,984)	(14,481)

Other income	694	—	1,280	—
Interest expense	(1,166)	(114)	(1,437)	(175)
Interest income	22	102	34	228
Gain on sale of marketable securities held-for-sale	—	1,178	—	1,178
Loss from operations before minority interest, income taxes, and discontinued operations	(1,759)	(5,754)	(2,107)	(13,250)

Income taxes	—	—	—	—
Minority interest in income of consolidated subsidiary	—	10	—	3

Loss from continuing operations	(1,759)	(5,744)	(2,107)	(13,247)

Loss from discontinued equipment manufacturing operations, net of tax of $8 for the three and six months ended June 30, 2003	(356)	(317)	(749)	(310)

Net loss	(2,115)	(6,061)	(2,856)	(13,557)

Other comprehensive loss
Foreign exchange translation gain	43	1,099	422	159
Net unrealized loss on marketable securities held-for-sale (including transfer of realized gain of $1,178)	—	(527)	—	(1,668)
Comprehensive loss	$(2,072)	$(5,489)	$(2,434)	$(15,066)

Net loss per common share – basic and diluted:
Loss per share – continuing operations	$(0.04)	$(0.14)	$(0.05)	$(0.32)
Loss per share – discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Loss per share basic and diluted	$(0.05)	$(0.15)	$(0.07)	$(0.33)

Number of weighted average shares – basic and diluted	41,610	41,597	41,610	41,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six months Ended June 30, 2004

(in thousands, except share data)

(unaudited)

				Unamortized
				Stock-
	Common	Common	Paid in	Based	Accumulated	Comprehensive
	Shares	Stock	Capital	Compensation	Deficit	Income	Total

Balance, December 31, 2003	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163
Stock-based compensation	—	—	261	15	—	—	276
Unamortized stock-based compensation	—	—	(113)	113	—	—	—
Beneficial conversion feature of convertible debt	—	—	3,395	—	—	—	3,395
Foreign exchange translation gain	—	—	—	—	—	422	422
Net loss	—	—	—	—	(2,856)	—	(2,856)
Balance, June 30, 2004	41,609,652	$42	$132,124	$—	$(115,443)	$677	$17,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
		Restated
Operating Activities:
Net loss	$(2,856)	$(13,557)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Gain on sale of marketable securities held-for-sale	—	(1,178)
Depreciation and amortization	1,823	2,274
Amortization of debt discount	1,069	—
Stock-based compensation	276	85
Bad debt expense	105	209
Warranty expense	137	188

Changes in operating assets and liabilities:
Accounts receivable	(521)	261
Inventories	(2,235)	(1,422)
Prepaid expenses and other current assets	189	1,129
Other assets	(575)	172
Accounts payable and accrued expenses	2,165	(4,199)
Deferred revenue	(597)	(130)
Other liabilities	(4,388)	291
Net cash used for continuing operations	(5,408)	(16,295)

Net cash provided by (used for) discontinued operations	822	(633)
Net cash used for operating activities	(4,586)	(16,928)

Investing Activities:
Purchases of property and equipment	—	(2,023)
Proceeds from sale of marketable securities held-for-sale	—	2,578
Investment in patents and trademarks	(102)	(167)
Net cash provided by (used for) investing activities	(102)	388

Financing Activities:
Proceeds from borrowings	9,924	5,488
Repayment of borrowings	(1,841)	—
Repayment of other liabilities	(58)	(17)
Stock warrants exercised	—	5
Stock options exercised	—	594
Net cash provided by financing activities	8,025	6,070

Effect of foreign exchange translation	(108)	(638)
Net increase (decrease) in cash and cash equivalents	3,229	(11,108)

Cash and cash equivalents at beginning of period	3,127	25,058
Cash and cash equivalents at end of period	$6,356	$13,950

Supplemental cash flow information:
Interest paid	$208	$145
Taxes paid	$—	$126

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the six months ended June 30, 2004, the Company sold it’s 51% ownership interest in Dongyang to the 49% minority shareholder, which resulted in a loss of $46 from disposal of discontinued operations.

During the six months ended June 30, 2004, the Company sold assets and liability of its Taesung equipment manufacturing division in Korea to a third party which resulted in a loss of approximately $184.

During the six months ended June 30, 2004, the change in the foreign exchange between the U.S. Dollar and the South Korean Won resulted in a $672 gain related to property, plant and equipment, net and loss of $137 from notes payable.

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

For the Six Months Ended June 30, 2004 and 2003

(in thousands, except share data)

(unaudited)

1.                                      Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  In addition, certain reclassifications have been made for consistent presentation.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2004.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on November 10, 2004.

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling, and the manufacture and sale of die casting equipment (see Note 5 for disclosure regarding the disposal of this segment). In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three		For the Six
		Months Ended June 30,		Months Ended June 30,
		2004	2003	2004	2003
			Restated		Restated

Net loss as reported		$(2,115)	$(6,061)	$(2,856)	$(13,557)

Add:	stock-based employee compensation expense included in reported net loss, net of related tax effects	7	42	277	183

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,100)	(1,338)	(2,809)	(3,355)

Proforma net loss:		$(3,208)	$(7,357)	$(5,388)	$(16,729)

Basic and diluted loss per share:
As reported		$(0.05)	$(0.15)	$(0.07)	$(0.33)
Proforma		(0.08)	(0.18)	(0.13)	(0.40)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three and six months ended June 30, 2004 and 2003, respectively: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.9% to 3.9%.

2.                                      Restatement

Growell Restatement

As a part of the accompanying condensed consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to the fact that previously recognized revenues from equipment sales made to Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), in 2002 and 2003 should not have been recognized during the period.  Revenues previously recognized were deferred until the first quarter of 2004.

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

The Company has reclassified the die casting equipment at June 30, 2004 and for subsequent quarterly periods as equipment held by customer, which are included in inventories.  The effect of the restatement during the three ended June 30, 2003 is to reduce cost of sales and to increase inventory held by $265.  The effect of the restatement during the six months ended June 30, 2004 is a decrease in revenues by $2,953 and an increase in net loss by $1,423.

Under terms of a January 10, 2004 settlement of the dispute between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from

Liquidmetal Korea, and supporting equipment purchased from other suppliers.  Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry.  The remaining settlement payable of $2,837 and trade accounts payable of $14 will be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004, and is included in accounts payable and accrued liabilities in the June 30, 2004 Condensed Consolidated Balance Sheet.  The Company recorded a loss on the settlement at December 31, 2003 of $2,765 which is included in “Cost of Sales” in the December 31, 2003 Consolidated Statements of Operations and Comprehensive Loss.  The loss on settlement reflects the write-down of the assets received in the settlement to their fair market value.  The loss is accrued for in the “Accounts payable and accrued expenses” section in the December 31, 2003, Consolidated Balance Sheet. The sale of the die casting machines to Growell is recorded as revenue in the first quarter of 2004.  Under the settlement agreement between the parties, the Company and Growell granted to the other party (and the other party’s affiliates) a release of all known and unknown claims of any nature arising between the parties through the date of settlement, as well as a release against future claims under agreements between the parties that were terminated as a part of the settlement.  The settlement agreement provided that all agreements of any nature between the parties and their respective affiliates were terminated as of the date of settlement, with the exception of certain confidentiality agreements, a Liquidmetal coatings distribution agreement, and future rights under the die casting agreement pursuant to which Growell purchased the die casting machines and obtained a license to make auto parts from Liquidmetal alloys.  The settlement agreement also includes, as an accommodation to Growell, if the Company becomes aware of any prospective customer that desires to purchase a proprietary Company casting machine at a time when Growell desires to sell any of its Liquidmetal die casting machines, then the Company will not sell such die casting machine to the prospective customer unless the Company first directs the prospective customer to Growell and encourages the prospective customer to purchase the machine from Growell.

The results of discontinued operations of the Company’s equipment manufacturing business (see note 5) for the three months ended June 30, 2003 has been combined with continuing operations for comparative purposes.  A summary of the significant effects of the restatement is as follows:

	For the Three Months Ended
Consolidated Statements of Operations Data:	6/30/03	6/30/03
	Previously Reported	Restated
	(In thousands, except per share data)

Revenue	$6,409	$6,409
Cost of sales	6,389	6,124
Gross profit	20	285
Operating expense:
Selling, general, and administrative	4,704	4,704
Research and development	2,809	2,809
Total operating expenses	7,513	7,513

Loss before interest, other income, income taxes, minority interest and discontinued operations	(7,493)	(7,228)
Interest income (expense), net	(13)	(13)
Gain on sale of marketable securities held-for-sale	1,178	1,178

Loss before income taxes, minority interest and discontinued operations	(6,328)	(6,063)

Income taxes	(8)	(8)

Minority interest in (loss) income of consolidated subsidiary	10	10

Loss from continuing operations	(6,326)	(6,061)

Net loss	$(6,326)	$(6,061)

Loss per share from continuing operations – basic and diluted	$(0.15)	$(0.15)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,587	41,597

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

4.                                      Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $115,443 as of June 30, 2004.  Cash used for continuing operations for the six months ended June 30, 2004 was $5.4 million and cash flow from continuing operations may be negative throughout the fiscal year 2004.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.  These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology.  This business plan required significant spending related to start-up costs and capital expenditures.  These factors have placed a significant strain on the financial resources of the Company.  The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, achieve positive cash flow from continuing operations and profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

We believe that our current cash and cash equivalents, which includes the private placement funding of $9.9 million infusion in March 2004 of which $4.5 million was redeemed as of August 2004 (see Note 7 and Note 13), together with anticipated cash flow from our operations, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.  Our projections of cash flows from operations and, consequently, future cash needs are subject to uncertainty.  If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our operations and capital expenditure requirements.  We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us.  If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

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

In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder.  The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held.  Further, the Company agreed to pay Dongyang $155 for the purchase of a receivable balance from Growell.  The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Dongyang to the minority shareholder.  The loss from operations for the three months ended March 31, 2004 totaled $50 and was included in the loss from discontinued equipment manufacturing operations for that period.  The net payable balance of $75 is to be paid in quarterly installments throughout 2004.  The outstanding amount of payables to Dongyang is $51 as of June 30, 2004 and is included in accounts payable and accrued liabilities.

The Company has adopted SFAS 144 and as a result the 2003 balances have been restated in order to conform with the presentation of 2004 financial statements.  Dongyang is reported as part of the assets available for sale on the balance sheet.

As Donyang was sold prior to June 30, 2004, there are no assets and liabilities of Dongyang as of June 30, 2004.  The following is a listing of the major classes of assets and liabilities of Dongyang as of December 31, 2003.

December 31,
2003
Current Assets:
Cash and cash equivalents	$1
Accounts receivable, net	181
Inventories	1,572
Prepaid expenses and other current assets	56
Total current assets	1,810

Property, plant and equipment, net	$58
Other Assets	29
Total assets	$1,897

Current Liabilities:
Accounts payable and accrued expenses	$233
Deferred revenue	1,583
Total current liabilities	$1,816

Summarized operating results of Dongyang’s discontinued operations are as follows:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenue	$—	$465	$22	$647
Loss from discontinued equipment manufacturing operations, net of tax	—	(182)	(96)	(192)

Taesung

On June 14, 2004, the Company entered into an Asset Purchase Agreement whereby all the assets and liabilities of its Taesung equipment manufacturing division in Korea were sold to a third party for $345 which is payable by the third party in four equal installments with the last installment being due on June 30, 2005.  As of March 31, 2004, management determined that no impairment was anticipated on the divestiture of its Taesung division.  However, the sale resulted in a loss of approximately $184 when it was completed.  The loss from operations for the three months and six months ended June 30, 2004 totaled $172 and $469 respectively and is included in the loss from discontinued equipment manufacturing operations for the respective periods.

The Company has adopted SFAS 144 and as a result the 2003 balances have been restated in order to conform with the presentation of 2004 financial statements.  Taesung is reported as part of the discontinued business operations as of March 31, 2004 as the Company’s plans for divesture of Taesung was determined during the three months ended March 31, 2004.

As Taesung was sold prior to June 30, 2004, there are no assets and liabilities of Taesung as of June 30, 2004.  The following is a listing of the major classes of assets and liabilities of Taesung as of December 31, 2003.

December 31,
2003
Current Assets:
Cash and cash equivalents	$1
Accounts receivable, net	256
Inventories	477
Prepaid expenses and other current assets	113
Total current assets	847

Property, plant and equipment, net	$157
Other Assets	100
Total assets	$1,104

Current Liabilities:
Accounts payable and accrued expenses	$358

Summarized operating results of Taesung’s operations are as follows:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenue	$72	$1,411	$172	$1,636
Loss from discontinued equipment manufacturing operations, net of tax	(356)	(135)	(653)	(118)

6.             Product Warranty

Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period.  During the three and six months ended June 30, 2004, the Company recorded $79 and $137 of warranty expense, respectively.  The product warranty accrual balance is included in accounts payable and accrued expenses and the warranty expense is included in selling, general, and administrative expenses.

7.             Long-term Debt

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

The fair value of the 1.2 million warrants totals $1,883 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 82%, (3) risk free interest of 0.95% and dividend rate of 0%.  In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”  In March 2004, total cost of beneficial conversion feature of $3,395 and the relative fair value of the 0.6 million warrants issued to investors of $584 were recorded as discounts of the convertible note.  In addition, $718 relating to the fair value of the 0.6 million warrants issued to the Placement Agents and $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost as a contra liability account in warrant liability and other assets, respectively.

During June 2004, the Company redeemed $1,500 of the outstanding note balance in cash.  The redemption resulted in write down of debt issuance costs and debt discount of $664 to interest expense as of June 30, 2004.  Further, 0.5 million of unexercised warrants originally issued to certain Placement Agents in March 2004 expired in June 2004. The change in valuation on the 0.5 million warrants immediately prior to the expiration resulted in a reduction of the warrant liability of $279 to other income in June 2004.  As of June 30, 2004, our gross outstanding loan balance totaled $8,424, un-amortized discounts for beneficial conversion feature and warrants totaled $3,286, contra liability debt issuance costs totaled $407 and other asset debt issuance costs totaled $517.  Interest expense for the amortization of debt issuance cost and discount on note was $271 and $335 for the three and six months ended June 30, 2004.

The Company was obligated, pursuant to a Registration Rights Agreement between the Company, the Placement Agents and the note holders dated March 1, 2004 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants on or before the later of  March 31, 2004 or, within 25 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative fair values of the warrants of $1,302 was originally recorded as other liability during March 2004 as the Company has not yet filed the registration statement.  Further, the $8,424 balance of the note and un-amortized discounts for beneficial conversion feature and warrants of $3,286 is presented as short-term liability as of June 30, 2004 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the Registration Rights Agreement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the period from March 3, 2004 to June 30, 2004, the change of the relative fair value of the warrants is $1,280, which is recorded as other income for the six months ended June 30, 2004.  The fair value of warrants outstanding at June 30, 2004 of $22 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.27 years; (2) volatility of 95%, (3) risk free interest of 0.97% and dividend rate of 0%. As of December 2004, the Company has not received any demands for payment from the note holders.

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

Because this note payable is denominated in South Korea Won, the balance will fluctuate with the exchange rate between the U.S. Dollar and the South Korean Won, resulting in the recognition of foreign exchange gains or losses that are included in other comprehensive loss.  At June 30, 2004, the balance of the note was $3,843 resulting in the recognition of a cumulative foreign exchange loss of $139, which is included in other comprehensive gain during the six months ended June 30, 2004.

8.             Stock Compensation Plan

During the quarter ended June 30, 2004, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors, the Company granted options to purchase 54,000 common shares of the Company for an exercise price of $1.93 which equaled the fair market value on the date of grant

During the quarter ended June 30, 2004, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 50,000 common shares of the Company for an average exercise price of $1.18.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company canceled 1,491 options during the quarter ended June 30, 2004 for terminated employees and directors.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy Products	Segment Totals
Three months ended June 30, 2004:
Revenue from external customers	$706	$3,349	$4,055
Gross profit	327	1,253	1,580
Income before minority interest, interest expense and discontinued operations	192	619	811
Total identifiable assets at end of period	821	24,702	25,523

Three months ended June 30, 2003 (Restated):
Revenue from external customers	$707	$3,826	$4,533
Gross profit	337	50	387
Income (loss) before minority interest, interest expense and discontinued operations	144	(4,075)	(3,931)
Total identifiable assets at end of period	912	29,664	30,576

Six months ended June 30, 2004 (Restated):
Revenue from external customers	$1,722	$8,621	$10,343
Gross profit	795	3,516	4,311
Income before minority interest, interest expense and discontinued operations	540	2,100	2,640
Total identifiable assets at end of period	821	24,702	25,523

Six months ended June 30, 2003:
Revenue from external customers	$1,480	$6,252	$7,732
Gross profit	716	210	926
Income (loss) before minority interest, interest expense and discontinued operations	18	(8,285)	(8,267)
Total identifiable assets at end of period	912	29,664	30,576

Reconciling information between reportable segments and the Company’s net loss is shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Total operating income (loss) before minority interest, interest expense and discontinued operations	$811	$(3,931)	$2,640	$(8,267)
General and administrative expenses not allocated to segments	(2,120)	(2,989)	(4,624)	(6,214)
Loss before interest, other income, income taxes, minority interest and discontinued operations	(1,309)	(6,920)	(1,984)	(14,481)
Other income	694	—	1,280	—
Interest expense	(1,166)	(114)	(1,437)	(175)
Interest income	22	102	34	228
Gain on sale of marketable securities held-for-sale	—	1,178	—	1,178
Income taxes	—	—	—	—
Minority interest in income of consolidated subsidiary	—	10	—	3
Loss from discontinued operations, net	(356)	(317)	(749)	(310)
NET LOSS	$(2,115)	$(6,061)	$(2,856)	$(13,557)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States of America were $1,328 and $3,983 during the three months ended June 30, 2004 and 2003, respectively.  The revenue related to the United States of America was earned under three defense-related research and development contracts and sales of coatings products.

During the three months ended June 30, 2004, the Company had revenue from sales to companies outside of the United States of $2,799 of which $2,006 represented sales to companies located in South Korea.  Of the sales in South Korea, $72 was from our discontinued equipment manufacturing business.  During the three months ended June 30, 2003, the Company had revenues from companies outside of the United States of $2,426 of which $1,763 represented sales to companies located in South Korea.  Of the $2,426 sales, $1,876 was from our discontinued equipment manufacturing business.  The revenue related to sales to companies outside of the United States was from bulk alloy products including equipment sales.

Long-lived assets include net property, plant, and equipment, net intangible assets and goodwill. The Company had long-lived assets of $2,290 and $2,547 located in the United States at June 30, 2004 and December 31, 2003, respectively. The Company had long-lived assets of $15,383 and $16,395 located in South Korea at June 30, 2004 and December 31, 2003, respectively.  Of the assets located in South Korea at December 31, 2003, $215 was from long-lived assets of our discontinued equipment manufacturing business.

Reconciling information between reportable segments and the Company’s consolidated assets is shown in the following table:

June 30, 2004

Total segment assets	$25,523
Cash and cash equivalents	6,356
Prepaid expenses and other current assets	206
Other property, plant and equipment	1,246
Other intangible assets, net	1,034
Other assets	808
Total consolidated assets	$35,173

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The largest asset represents the Company’s cash balances, primarily generated from the Company’s proceeds from the senior convertible note and the Kookmin loan (See note 7).

10.          Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.  Common stock equivalents consist of 8,308,922 and 6,945,446 equity instruments at June 30, 2004 and 2003, respectively, and have not been included in the EPS calculation at June 30, 2004 and 2003 as the amounts are anti-dilutive.

11.          Commitments

As of June 30, 2004 and December 31, 2003, the Company has contingent obligations of $0 and $132 respectively for notes receivables sold with recourse.

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

In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by a former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000.  At December 31, 2003, the Company had a remaining receivable balance of $500 due from LLPG, which was subsequently paid in full in March 2004.

The Company is a party to a license agreement with California Institute of Technology (“Caltech”) under which the Company exclusively licenses from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s Board of Directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to the Company under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   During 2003, the Company paid $50 to Caltech representing the second and final installments on the $150 aggregate fees related to this agreement.  Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the six months ended June 30, 2004 and 2003, amounted to $0 and $22 in reimbursements, respectively.

A company managed and partially owned by one of the Company’s former directors provides technical support services and computer equipment to the Company.  During the six months ended June 30, 2003, the Company incurred $20 of expenses and equipment purchases related to this arrangement.  There were no expenses and payables to this Company as of and for the six months ended June 30, 2004.

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company.  Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  During 2003, we incurred $50 in consulting fees from Chitnis Consulting and incurred $13 during the quarter ended June 30, 2004 and $25 for the six-month period ended June 30, 2004.

13.          Subsequent Events

On August 20, 2004, the Company completed a private exchange offer for its March Notes.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”). In addition, the Company redeemed approximately $4.5 million of the March Notes, in cash, since March 2004, of which approximately $3.5 million was redeemed during the quarter ended September 30, 2004.   The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   Holders of the Long-Term Notes will also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer. In addition, holders of both the Long-Term Notes and Short-Term Notes will have the right to call for repayment of the notes if the Company does not, within 180 days of the issuance of the notes, become compliant with its SEC reporting obligations and become listed or quoted on the OTC Bulletin Board, the Nasdaq Stock Market, or a national securities exchange.  A total of 562,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the Prior Notes—have been amended to provide for an extended expiration date of March 1, 2006

Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The actions were originally brought on behalf of those who purchased Liquidmetal Technologies’ common stock between May 22, 2002, and March 30, 2004, inclusive. The complaints contain varying allegations, but generally allege that the defendants engaged in improper revenue recognition with respect to the Company’s transactions with Growell Metal Co., Ltd. and that the defendants issued false and misleading statements concerning the Company’s business and operations, including unrealistic but favorable information about market demand for Liquidmetal products, with the result of artificially inflating the Company’s share price. The complaints seek unspecified compensatory damages and other relief.  In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ.  John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”).  In September 2004, the other five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action.  The Consolidated Amended Class Action Complaint in the Primavera Investors action is due on or before Monday, January 10, 2004.  Liquidmetal Technologies and the other defendants will have 45 days from the service date to move to dismiss or otherwise respond to the Consolidated Amended Class Action Complaint. We intend to vigorously defend against the class action.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

For the Six Months Ended June 30, 2004 and 2003

(in thousands, except share data)

(unaudited)

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

Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloy products.  Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for fiscal year 2001 is based substantially on sales of Liquidmetal alloy coatings. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development; metal processing equipment (see Note 5 for disclosure regarding the disposal of our equipment manufacturing business); and research and development revenue relating primarily to defense and medical applications.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

 In conjunction with the divestiture of our Dongyang and Taesung subsidiaries in March and June 2004, respectively, the Company decided to discontinue our equipment manufacturing business in order to conform our operations to our broader corporate business strategy (see note 5).  Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of our equipment manufacturing operations. The revenue, costs and expenses, assets and liabilities, and cash flows of the equipment manfuacturing business were segregated in our accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows.

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

•      Goodwill impairment

Our 10-K Report as of December 31, 2003 contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended June  30, 2004 and 2003

Revenue. Revenue decreased $0.5 million to $4.0 million for the three months ended June 30, 2004 from $4.5 million for the three months ended June 30, 2003.  The decrease was primarily due to the decrease in our bulk Liquidmetal alloys business which consisted of bulk Liquidmetal alloy products.  Revenues from our coatings and research and development business remained comparable.

Cost of Sales. Cost of sales decreased to $2.5 million, or 61% of revenue, for the three months ended June 30, 2004 from $4.1 million, or 91% of revenue, for the three months ended June 30, 2003.  This decrease was a result of improved manufacturing processes and increases in sales of higher margin products.   Cost of sales as a percentage of revenue has decreased from improved manufacturing processes and decreases in research and development activities charged to cost of sales as well as the fact that there was no impairment of inventory during 2004.  We believe that anticipated higher manufacturing volumes and an expected greater mix of higher-margin products in the future will cause the gross profit to continue to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $2.5 million, or 63% of revenue, for the three months ended June 30, 2004 from $4.6 million, or 101% of revenue, for the three months ended June 30, 2003.  This decrease of $2.0 million was primarily a result of decrease in wages and related expense by $1.4 million, decrease in travel expenses by $0.2 million, and decrease in property rent by $0.3 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $0.3 million, or 9% of revenue, for the three months ended June 30, 2004 from $2.7 million, or 60% of revenue, for the three months ended June 30, 2003.  This decrease was a result of the Company’s focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs.  The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.  The decrease of $2.4 million was due to decreases in salaries, wages and the related by $0.6 million, decrease in professional fees, consultant fees, and contract services by $0.2 million, decrease in laboratory and prototyping expenses by $1.4 million, decrease in depreciation expense by $0.1 million, and a decrease in travel expenses by $0.1 million.

Other Income. Other income was $0.7 million, or 17% of revenue, during the three months ended June 30, 2004 due to change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004.  There was no other income recorded during the three months ended June 30, 2003.

Interest Expense. Interest expense was  $1.2 million, or 29% of revenue, for the three months ended June 30, 2004 and was $0.1 million, or 3% of revenue, for the three months ended June 30, 2003.  During the three months ended June 30, 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003 and accrued interest, amortization of debt issuance costs and debt discount on senior convertible debt funded on March 3, 2004.  During the three months ended June 30, 2003, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income.  Interest income was $22 for the three months ended June 30, 2004 for interest earned on certificate of deposits.  Interest income was $102 for the three months ended June 30, 2003 for interest earned on short-term, investment grade, interest-bearing securities.

Comparison of the six months ended June 30, 2004 and 2003

Revenue. Revenue increased $2.6 million to $10.3 million for the six months ended June 30, 2004 from $7.7 million for the six months ended June 30, 2003.  The increase was primarily due to the increase in our bulk Liquidmetal alloys business which consisted of an increase of $2.4 million from bulk alloy products sales and increase of $0.2 million in our coatings business.

Cost of Sales. Cost of sales decreased to $6.0 million, or 58% of revenue, for the six months ended June 30, 2004 from $6.8 million, or 88% of revenue, for the six months ended June 30, 2003.  This decrease was a result of improved manufacturing processes and increases in sales of higher margin products.   Cost of sales as a percentage of revenue has decreased from improved manufacturing processes and decreases in research and development activities charged to cost of sales.  We believe that anticipated higher manufacturing volumes and an expected greater mix of higher-margin products in the future will cause the gross profit to continue to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $5.6 million, or 54% of revenue, for the six months ended June 30, 2004 from $8.6 million, or 112% of revenue, for the six months ended June 30, 2003.  This decrease of $3.0 million was primarily a result of decrease in wages and related expense by $2.3 million, decrease in travel expenses by $0.5 million, and decrease in property rent by $0.5 million offset by an increase in bad debt expense by $0.3 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $0.7 million, or 7% of revenue, for the six months ended June 30, 2004 from $6.8 million, or 88% of revenue, for the six months ended June 30, 2003.  This decrease was a result of the Company’s focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs.  The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.  The decrease of $6.1 million was due to decreases in salaries, wages and the related by $2.4 million, decrease in professional fees, consultant fees, and contract services by $0.6 million, decrease in research grants to institutions by $0.3 million, decrease in laboratory and prototyping expenses by $2.0 million, decrease in depreciation expense by $0.5 million, and a decrease in travel expenses by $0.1 million

Other Income. Other income was $1.3 million, or 12% of revenue, during the six months ended June 30, 2004 due to change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004.  There was no other income recorded during the six months ended June 30, 2003.

Interest Expense. Interest expense was  $1.4 million, or 14% of revenue, for the six months ended June 30, 2004 and was $0.2 million, or 2% of revenue, for the six months ended June 30, 2003.  During the six months ended June 30, 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003 and accrued interest, amortization of debt issuance costs and debt discount on senior convertible debt funded on March 3, 2004.  During the six months ended June 30, 2003, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income.  Interest income was $0.2 million, or 3% of revenue, in the six months ended June 30, 2003 due to interest earned on short-term, investment grade, interest-bearing securities.  Interest income in the six months ended June 30, 2004 was $34.

Liquidity and Capital Resources

Our cash used for operating activities was $4.6 million for the six months ended June 30, 2004, which includes cash provided by our discontinued equipment manufacturing business of $0.8 million, and $16.9 million for the six months ended June 30, 2003, which includes cash used for our discontinued retail golf and equipment manufacturing businesses of $0.6 million.  Our working capital increased from $1.0 million at December 31, 2003 to $2.2 million at June 30, 2004.  The Company’s working capital increase of $1.2 million was primarily attributable to increase in cash of $3.2 million, increase in accounts receivable of $0.4 million, increase in inventory of $2.2 million, decrease in deferred revenue of $0.6 million, decrease in other current liabilities of $3.7 million offset by a decrease in prepaid and other current assets of $0.2 million, decrease in assets held for sale from our discontinued equipment manufacturing business of $0.8 million, increase in accounts payable of $2.9 million, and increase in current portion of long-term debt of $5.0 million.

Our cash used in investing activities was $0.1 million for the six months ended June 30, 2004 for investments made in patents.

Our cash provided by financing activities was $8.0 million for the six months ended June 30, 2004, which consists of $9.9 million in proceeds from borrowings from our senior convertible debt offset by $1.8 million on repayment of borrowings and $0.1 million in repayment of other liabilities.

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $115,443 as of June 30, 2004.  Cash used for continuing operations for the six months ended June 30, 2004 was $5.4 million and cash flow from continuing operations may be negative throughout the fiscal year 2004.  Such conditions raise substantial doubt about the ability of the Company continuing as a going concern for a reasonable period of time.  These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology.  This business plan required significant spending related to start-up costs and capital expenditures.  These factors have placed a significant strain on the financial resources of the Company.  The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, achieve positive cash flow from continuing operations and profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of June 30, 2004:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$12,267	$9,339	$2,928	$—	$—
Capital lease obligation	256	118	138	—	—
Operating leases and rents	2,081	878	1,203	22	149
Purchase obligations	2,500	—	2,500	—	—
	$17,104	$10,335	$6,769	$22	$149

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

(a)     Evaluation of disclosure controls and procedures.  During the course of the audit of our financial statements for the fiscal years ended December 31, 2001, 2002, and 2003, it was determined that revenues from certain equipment sales made by the Company to Growell Metal Co., Ltd. in the third and fourth quarters of 2002 and the first quarter of 2003 should not have been recognized in those periods.  It was also determined that certain amounts relating to sales made to Samsung in December 2002, to JS Technologies in September 2002, and AM Corporation in December 2002 should not have been recognized.   And lastly, it was determined that certain stock options granted in 2001 and 2002 were not calculated in accordance with guidelines under APB Opinion No. 25, SFAS No. 123, and EITF 00-23.  These determinations and the associated restatement of previously issued financial statements, are described more fully in the Form 10-K, suggest that, at the time of the subject transactions and the preparation of our financial statements for the relevant periods, the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) did not ensure that all information required to be disclosed by the Company was adequately accumulated and communicated to the Company’s management.  Since that time, the Company has made various improvements to enhance the reliability of its disclosure controls and procedures.  Except for the foregoing, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the Form 10-K based on their evaluation of the controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934

PART II

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

Item 6 – Exhibits and Reports on Form 8-K.

(a)           Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

31.1	Certification of President & Chief Executive Officer, John Kang, as required by Section 3.02 of Sarbane-Oxley Act of 2002

31.2	Certification of Vice President of Finance, Tony Chung, as required by Section 3.02 of Sarbane-Oxley Act of 2002

32.2	Certification of President & Chief Executive Officer, John Kang, as required by Section 9.06 of Sarbane-Oxley Act of 2002

32.2	Certification of Vice President of Finance, Tony Chung, as required by Section 9.06 of Sarbane-Oxley Act of 2002

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

•Filed December 23, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: December 20, 2004	/s/ John Kang
John Kang
President & Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2004	/s/ Tony Chung
Tony Chung
Vice President of Finance
(Principal Financial Officer)