Form 10-Q
period 2004-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2005-01-13
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

As of December 31, 2004, there were 41,609,652 shares of the registrant’s common stock, $.001 par value, outstanding.

FORM 10-Q

FOR THE QUARTER ENDED

SEPTEMBER 30, 2004

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

Item 4 – Controls and Procedures

PART II – Other Information

Item 2 – Changes in Securities and Use of Proceeds

Item 6 – Exhibits and Reports on Form 8-K

Signatures

Certifications

Explanatory Note

We have restated certain quarterly financial statements previously reported and related disclosures to correct our premature recognition of revenues from one transaction with a single customer that we originally recorded in March 2003.  We have also restated our financial statements for the fiscal year ended December 31, 2002 and related disclosures in our annual report on Form 10-K to correct two similar premature revenue recognition events with the same customer that were originally recorded in September and December 2002.  Upon analysis of the transaction terms and certain related agreements undertaken by the Company to resolve a dispute with the customer, we concluded that the transactions were contingent upon continued performance by a subsidiary of the Company, which would have precluded revenue recognition until the contingency ended. Under the terms of a Settlement Agreement reached with the customer on January 10, 2004, the Company reacquired the equipment associated with the two fiscal 2002 transactions and recognized the revenue associated with the March 2003 transaction in January 2004.  The restatement of our December 31, 2002 financial statements resulted in a $1.9 million reduction of revenue and a $1.0 million increase in net loss.  The restatement of our 2003 financial statements did not have any impact for the quarter ended September 30, 2003.  The effect of the restatement during the nine months ended September 30, 2003 is a decrease in revenues by $3.0 million and an increase in net loss by $1.4 million.

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$1,396	$3,127
Restricted cash	1,000	—
Trade accounts receivables, net of allowance for doubtful accounts of $203 and $127	3,590	3,748
Inventories	5,681	3,731
Prepaid expenses and other current assets	1,506	395
Assets available for sale, net	—	827
Total current assets	13,173	11,828

Property, plant and equipment, net	15,857	17,743
Other intangibles, net	1,108	984
Other assets	815	297
Total assets	$30,953	$30,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$8,423	$3,683
Deferred revenue	838	1,435
Long-term debt, current portion, net of discounts of $980	5,826	1,032
Other liabilities, current portion	636	4,705
Total current liabilities	15,723	10,855

Long-term debt, net of current portion	2,650	3,015
Other long-term liabilities, net of current portion	1,245	814
Total liabilities	19,618	14,684

Commitments and Contingencies:

Minority interest	—	5

Shareholders’ Equity:

Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at September 30, 2004 and December 31, 2003	42	42
Paid in capital	132,160	128,581
Unamortized stock-based compensation	—	(128)
Accumulated deficit	(121,612)	(112,587)
Accumulated comprehensive income	745	255
Total shareholders’ equity	11,335	16,163

Total liabilities and shareholders’ equity	$30,953	$30,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2004	2003	2004	2003
				restated

Revenue	$4,615	$3,281	$14,958	$11,013
Cost of sales	3,241	4,595	9,273	11,401

Gross profit (loss)	1,374	(1,314)	5,685	(388)

Operating Expenses:
Selling, general, and administrative	3,569	3,661	9,178	12,294
Research and development	374	981	1,060	7,755
Total expenses	3,943	4,642	10,238	20,049

Loss from operations	(2,569)	(5,956)	(4,553)	(20,437)

Loss from extinguishments of debt	(1,663)	—	(1,663)	—
Other expense (including $427 change in warrant value)	(434)	—	(434)	—
Other income	302	—	1,582	—
Interest expense	(1,805)	(106)	(3,242)	(281)
Interest income	—	53	34	281
Gain on sale of marketable securities held-for-sale	—	—	—	1,178

Loss from operations before minority interest, income taxes and discontinued operations	(6,169)	(6,009)	(8,276)	(19,259)

Income taxes	—	—	—	—
Minority interest in loss (income) of consolidated subsidiary	—	(23)	—	(26)

Loss from continuing operations	(6,169)	(5,986)	(8,276)	(19,233)

Loss from discontinued equipment manufacturing operations, (net of tax of $8 for the nine months ended September 30, 2003)	—	(115)	(749)	(425)

Net loss	(6,169)	(6,101)	(9,025)	(19,658)

Other comprehensive loss:
Foreign exchange translation gain	68	687	490	846
Net unrealized loss on marketable securities held-for-sale (including transfer of realized gain of $1,178)	—	—	—	(1,668)

Comprehensive loss	$(6,101)	$(5,414)	$(8,535)	$(20,480)

Net loss per common share – basic and diluted:
Loss per share – continuing operations	$(0.15)	$(0.14)	$(0.20)	$(0.46)
Loss per share – discontinued operations	$—	$(0.01)	$(0.02)	$(0.01)
Loss per share basic and diluted	$(0.15)	$(0.15)	$(0.22)	$(0.47)

Number of weighted average shares – basic and diluted	41,610	41,610	41,610	41,532

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine months Ended September 30, 2004

(in thousands, except share data)

(unaudited)

	Common Shares	Common Stock	Paid in Capital	Unamortized Stock-Based Compensation	Accumulated Deficit	Comprehensive Income	Total

Balance, December 31, 2003	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163
Stock-based compensation	—	—	261	15	—	—	276
Unamortized stock-based compensation	—	—	(113)	113	—	—	—
Beneficial conversion feature of convertible debt	—	—	3,424	—	—	—	3,424
Warrants cancelled	—	—	7	—	—	—	7
Foreign exchange translation gain	—	—	—	—	—	490	490
Net loss	—	—	—	—	(9,025)	—	(9,025)
Balance, September 30, 2004	41,609,652	$42	$132,160	$—	$(121,612)	$745	$11,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	For the Nine Months Ended Sept. 30,
	2004	2003
		restated

Operating Activities:
Net loss	$(9,025)	$(19,658)

Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Loss on disposal of property and equipment	8	—
Gain on sale of marketable securities held-for-sale	—	(1,178)
Depreciation and amortization	2,585	3,462
Loss on extinguishments of debt	1,663	—
Amortization of debt discount	2,692	—
Stock-based compensation	276	293
Bad debt expense	111	(134)
Warranty expense	269	283

Changes in operating assets and liabilities:
Accounts receivable	47	1,292
Inventories	(1,950)	(1,650)
Prepaid expenses and other current assets	(1,111)	1,464
Other assets	(877)	174
Accounts payable and accrued expenses	3,887	(5,139)
Deferred revenue	(597)	62
Other liabilities	(4,259)	291
Net cash used for continuing operations	(6,281)	(20,438)

Net cash provided by (used for) discontinued operations	822	(1,771)
Net cash used for operating activities	(5,459)	(22,209)

Investing Activities:
Purchases of property and equipment	(73)	(1,961)
Proceeds from sale of property and equipment	11	—
Proceeds from sale of marketable securities held-for-sale	—	2,578
Investment in patents and trademarks	(202)	(252)
Net cash provided by (used) for investing activities	(264)	365

Financing Activities:
Proceeds from borrowings	9,924	5,488
Repayment of borrowings	(4,898)	—
Repayment of other liabilities	(91)	(43)
Stock warrants exercised	—	5
Stock options exercised	—	391
Restricted cash	(1,000)	—
Net cash provided by financing activities	3,935	5,841

Effect of foreign exchange translation	57	(469)
Net increase (decrease) in cash and cash equivalents	(1,731)	(16,472)

Cash and cash equivalents at beginning of period	3,127	25,058
Cash and cash equivalents at end of period	$1,396	$8,586

Supplemental cash flow information:
Interest paid	$463	$145
Taxes paid	$—	$126

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the nine months ended September 30, 2004, the Company sold it’s 51% ownership interest in Dongyang to the 49% minority shareholder, which resulted in a loss of $46 from disposal of discontinued operations.

During the nine months ended September 30, 2004, the Company sold assets and liabilities of its Taesung equipment manufacturing division in Korea to a third party which resulted in a loss of approximately $184.

During the nine months ended September 30, 2004, the change in the foreign exchange between the U.S. Dollar and the South Korean Won resulted in a $574 gain related to property, plant and equipment, net and loss of $133 from notes payable.

During the nine months ended September 30, 2004, the Company completed a private exchange offer for its Senior debt.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”), collectively referred to as “Exchange Notes” (see Note 7).

During the nine months ended September 30, 2003, the change in the foreign exchange between the U.S. Dollar and the South Korean Won resulted in a $166 loss related to the note payable, a $1,249 gain related to property, plant and equipment and a $6 loss related to minority interest in consolidated subsidiary.

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

For the Nine Months Ended September 30, 2004 and 2003

(in thousands, except share data)

(unaudited)

1.                                      Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  In addition, certain reclassifications have been made for consistent presentation.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2004.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on November 10, 2004.

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

On August 4, 2004, the Company established a sub-assembly plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100 percent owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business.  Weihai Liquidmetal is consolidated into Liquidmetal Technologies with all intercompany transactions eliminated.

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

Had the Company determined stock-based compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
		2004	2003	2004	2003
					Restated

Net loss as reported		$(6,169)	$(6,101)	$(9,025)	$(19,658)

Add:	stock-based employee compensation expense included in reported net loss, net of related tax effects	—	5	276	188

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(910)	(990)	(3,720)	(4,344)

Proforma loss		$(7,079)	$(7,086)	$(12,469)	$(23,814)

Basic and diluted loss per share:
As reported		$(0.15)	$(0.15)	$(0.22)	$(0.47)
Proforma		(0.17)	(0.17)	(0.30)	(0.57)

2.                                      Restatement

The Company has restated certain quarterly financial statements previously reported and related disclosures to correct our premature recognition of revenues from one transaction with a single customer that we originally recorded in March 2003.  We have also restated our financial statements for the fiscal year ended December 31, 2002 and related disclosures in our annual report on Form 10-K to correct two similar premature revenue recognition events with the same customer that were originally recorded in September and December 2002.  Upon analysis of the transaction terms and certain related agreements undertaken by the Company to resolve a dispute with the customer, we concluded that the transactions were contingent upon continued performance by a subsidiary of the Company, which would have precluded revenue recognition until the contingency ended. Under the terms of a Settlement Agreement reached with the customer on January 10, 2004, the Company reacquired the equipment associated with the two fiscal 2002 transactions and recognized the revenue associated with the March 2003 transaction in January 2004.  The restatement of our December 31, 2002 financial statements resulted in a $1.9 million reduction of revenue and a $1.0 million increase in net loss.  The restatement of our 2003 financial statements did not have any impact for the quarter ended September 30, 2003.  The effect of the restatement during the nine months ended September 30, 2003 is a decrease in revenues by $3.0 million and an increase in net loss by $1.4 million.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

4.                                      Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $121,612 as of September 30, 2004.  Cash used for continuing operations for the nine months ended September 30, 2004 was $6.3 million and cash flow from continuing operations may be negative throughout the remaining fiscal year 2004.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.  These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology.  This business plan required significant spending related to start-up costs and capital expenditures.  These factors have placed a significant strain on the financial resources of the Company.  The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

We believe that our current cash and cash equivalents together with anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.  Our cash flow projections from operations and, consequently, future cash needs are subject to uncertainty.  If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our operations and capital expenditure requirements.  We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us.  If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

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

In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder.  The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held.  Further, the Company agreed to pay Dongyang $155 for the purchase of a receivable balance from Growell.  The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Donyang to the minority shareholder.  The loss from operations for the three months ended March 31, 2004 totaled $50 and was included in the loss from discontinued equipment manufacturing operations for that period.  The net payable balance of $75 is to be paid in quarterly installments throughout 2004.  The outstanding amount payable to Dongyang is $25 as of September 30, 2004 and is included in accounts payable and accrued liabilities.

The Company has adopted SFAS 144 and as a result the 2003 balances have been restated in order to conform with the presentation of 2004 financial statements.  Dongyang is reported as part of the assets available for sale on the balance sheet for 2003.

As Donyang was sold prior to March 31, 2004, there are no assets or liabilities of Dongyang as of March 31, 2004.  The following is a listing of the major classes of assets and liabilities of Dongyang as of December 31, 2003.

December 31, 2003

Current Assets:
Cash and cash equivalents	$1
Accounts receivable, net	181
Inventories	1,572
Prepaid expenses and other current assets	56
Total current assets	1,810

Property, plant and equipment, net	$58
Other Assets	29
Total assets	$1,897

Current Liabilities:
Accounts payable and accrued expenses	$233
Deferred revenue	1,583
Total current liabilities	$1,816

Summarized operating results of Dongyang’s discontinued operations are as follows.

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2004	2003	2004	2003
				(restated)
Revenue	$—	$212	$22	$859
Loss from discontinued equipment manufacturing operations, net of tax	—	(59)	(96)	(251)

Taesung

On June 14, 2004, the Company entered into an Asset Purchase Agreement whereby all the assets and liabilities of its Taesung equipment manufacturing division in Korea were sold to a third party for $345 which is payable by the third party in four equal installments with the last installment being due on June 30, 2005.  The sale resulted in a loss of $184 and is included in the loss from discontinued equipment manufacturing operations at September 30, 2004.  The loss from operations for the nine months ended September 30, 2004 totaled $749 and is included in the loss from discontinued equipment manufacturing operations for the period.

The Company has adopted SFAS 144 and as a result the 2003 balances have been restated in order to conform with the presentation of 2004 financial statements.  Taesung is reported as part of the discontinued business operations as of March 31, 2004 as the Company’s plans for divesture of Taesung was determined during the three months ended March 31, 2004.

As Taesung was sold during the period ended June 30, 2004, there are no assets and liabilities of Taesung as of September 30, 2004.  The following is a listing of the major classes of assets and liabilities of Taesung as of December 31, 2003.

December 31, 2003

Current Assets:
Cash and cash equivalents	$1
Accounts receivable, net	256
Inventories	477
Prepaid expenses and other current assets	113
Total current assets	847

Property, plant and equipment, net	$157
Other Assets	100
Total assets	$1,104

Current Liabilities:
Accounts payable and accrued expenses	$358

Summarized operating results of Taesung’s operations are as follows.

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2004	2003	2004	2003
				(restated)
Revenue	$—	$31	$172	$1,667
Loss from discontinued equipment manufacturing operations, net of tax	—	(56)	(653)	(174)

6.                                      Product Warranty

Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period.  During the three and nine months ended September 30, 2004, the Company recorded $131 and $269 of warranty expense, respectively.  The product warranty accrual balance is included in accounts payable and accrued expenses and the warranty expense is included in selling, general, and administrative expenses.

7.                                      Long-term Debt

Senior Convertible Note

On March 3, 2004, the Company issued $9.9 million of 6.0% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm (the “Placement Agents”) that served as a financial advisor to the Company for the transaction.  The notes were collateralized by the patents held by the Company and second priority mortgage interest in plant facilities and certain equipment in South Korea.  The notes were convertible at any time into common stock at a price of $3.00 per share.  Investors in the private placement and the Placement Agents received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants.  In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction.

The fair value of the 1.2 million warrants totaled $1,883 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 82%, (3) risk free interest of 0.95% and dividend rate of 0%.  In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”  In March 2004, total cost of beneficial conversion feature of $3,395 and the relative fair value of the 0.6 million warrants issued to investors of $584 were recorded as discounts of the convertible note.  In addition, $718 relating to the fair value of the 0.6 million warrants issued to the Placement Agents and $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost as a contra liability account in warrant liability and other assets, respectively.

From June through August 2004, the Company redeemed $4,465 of the outstanding note balance in cash.  The redemption resulted in a write down of debt issuance costs and debt discount of $1,407 and $2,071 to interest expense during the three and nine months ended September 30, 2004, respectively.  Further, 500,000 of warrants originally issued to a financial advisor for the transaction expired during June 2004 and 163,748 of unexercised warrants originally issued to investors were cancelled as a result of the Company’s redemption of the note balances during the quarter ended September 30, 2004.  The 663,748 total expired and canceled warrants immediately prior to the expiration and cancellation resulted in a reduction of warrant liability of $7 and $279 to paid in capital and other income, respectively, during the three and nine months ended September 30, 2004.

On August 20, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”), collectively referred to as “Exchange Notes”.  The Exchange Notes are collateralized by the patents held by the Company and second priority mortgage interest in plant facilities and certain equipment in South Korea.  The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer.

In addition, holders of both the Long-Term Notes and Short-Term Notes have the right to call for repayment of the notes if the Company does not, within 120 days of the deemed closing date of the exchange (July 29, 2004), become compliant with its SEC reporting obligations and become listed or quoted on the OTC Bulletin Board, the Nasdaq Stock Market, or a national securities exchange.  A total of 562,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.

The exchange offer was treated as an extinguishment of the March Notes in accordance with Emerging Issues Task Force No. 96-19, “Debtors Accounting for a Modification or Exchange of Debt Insturments.”  The exchange resulted in a $1,663 loss from extinguishment of the March Notes, write down of $352 of deferred issue costs in other assets, $189 of contra liability deferred issuance costs, and $1,122 of debt discount as a result of the change in carrying value of exchanged notes.

In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs.  Of the $250 notes issued, $125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (Long-Term Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (Short-Term Notes).  The Short-Term and Long-Term Notes are convertible into

Common Stock at $2.00 and $1.00, respectively, and have the same terms as the Exchange Notes issued to the investors.  Further, a beneficial conversion feature was recorded from the $125 Long-Term Notes issued to Placement Agents of $29 during August 2004.

As of September 30, 2004, our gross outstanding loan balance totaled $5,709, un-amortized discounts for beneficial conversion feature and warrants totaled $980 and other asset debt issuance costs totaled $221.  Interest expense for the amortization of debt issuance cost and discount on note was $217 and $622 for the three and nine months ended September 30, 2004.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to 2 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 percent for each 30 business days thereafter, but no more than 10 percent of the purchase price of the unconverted note balance.  The $5,709 balance of the note and un-amortized discounts for beneficial conversion feature and warrants of $980 is presented as short-term liability as of September 30, 2004 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the amended Registration Rights Agreement.  As of December 2004, the Company has not received any demands for payment from the note holders.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative fair values of the warrants of $1,302 have been recorded as other liability during March 2004 as the Company has not yet filed the registration statement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the relative fair value of the warrants resulted in a loss of $434, which is included in other expense, and a net gain of $846, which is recorded as net other income, for the three and nine months ended September 30, 2004, respectively.  The fair value of warrants outstanding at September 30, 2004 of $449 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.42 years; (2) volatility of 124%, (3) risk free interest of 2.63% and dividend rate of 0%.

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan paydown in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was made in February 2004.  Beginning in September 2004, the Company will be required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period.

Because this note payable is denominated in South Korea Won, the balance will fluctuate with the exchange rate between the U.S. Dollar and the South Korean Won, resulting in the recognition of foreign exchange gains or losses that are included in other comprehensive loss.  At September 30, 2004, the balance of the note was $3,747 resulting in the recognition of a cumulative foreign exchange loss of $133, which is included in other comprehensive loss during the nine months ended September 30, 2004.

8.                                      Stock Compensation Plan

During the quarter ended September 30, 2004, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors, the Company granted options to purchase 385,359 common shares of the Company for an average exercise price of $1.38.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the quarter ended September 30, 2004, under the Company’s 2002 Non-employee Director Stock Option Plan, which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 20,000 common shares of the Company for an average exercise price of $1.42.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

Further, 4,808 options were forfeited during the quarter ended September 30, 2004 by terminated employees and directors.

9.                                      Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 18 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on November 10, 2004.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy Products	Segment Totals
Three months ended September 30, 2004:
Revenue from external customers	$988	$3,627	$4,615
Gross profit	466	908	1,374
Total segment income	264	129	393
Total identifiable assets at end of period	814	23,202	24,016

Three months ended September 30, 2003:
Revenue from external customers	$894	$2,387	$3,281
Gross profit (loss)	435	(1,749)	(1,314)
Total segment income (loss)	275	(3,669)	(3,394)
Total identifiable assets at end of period	865	28,329	29,194

Nine months ended September 30, 2004:
Revenue from external customers	$2,710	$12,248	$14,958
Gross profit	1,260	4,425	5,685
Total segment income	804	2,237	3,041
Total identifiable assets at end of period	814	23,202	24,016

Nine months ended September 30, 2003 (restated):
Revenue from external customers	$2,374	$8,639	$11,013
Gross profit (loss)	1,151	(1,539)	(388)
Total segment income (loss)	293	(11,955)	(11,662)
Total identifiable assets at end of period	865	28,329	29,194

Reconciling information between reportable segments and the Company’s net loss is shown in the following table:

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2004	2003	2004	2003
				(restated)

Total segment income (loss)	$393	$(3,394)	$3,041	$(11,662)
General and administrative expenses not allocated to segments	(2,962)	(2,562)	(7,594)	(8,775)
Loss before interest, other income, income taxes, minority interest and discontinued operations	(2,569)	(5,956)	(4,553)	(20,437)

Loss on extinguishments of debt	(1,663)	—	(1,663)	—
Other expense	(434)	—	(434)	—
Other income	302	—	1,582	—
Interest expense	(1,805)	(106)	(3,242)	(281)
Interest income	—	53	34	281
Gain on sale of marketable securities held-for-sale	—	—	—	1,178
Income taxes	—	—	—	—
Minority interest in loss of consolidated subsidiary	—	23	—	26
Loss from discontinued operations, net	—	(115)	(749)	(425)
Net Loss	$(6,169)	$(6,101)	$(9,025)	$(19,658)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States of America were $1,215 and $2,006 during the three months ended September 30, 2004 and 2003, respectively.  The revenue related to the United States of America was earned under three defense-related research and development contracts and sales of coatings products.

During the three months ended September 30, 2004, the Company had revenue from sales to companies outside of the United States of $3,400 of which $2,895 represented sales to companies located in South Korea.  During the three months ended September 30, 2003, the Company had revenues from companies outside of the United States of $1,518 of which $1,108 represented sales to companies located in South Korea.  Of the $1,108 sales in South Korea, $243 was from our discontinued equipment manufacturing business for the three months ended September 30, 2003.  The revenue related to sales to companies outside of the United States was from bulk alloy products including equipment sales.

Long-lived assets include net property, plant, and equipment and net intangible assets. The Company had long-lived assets of $2,225 and $2,547 located in the United States at September 30, 2004 and December 31, 2003, respectively. The Company had long-lived assets of $14,695 and $16,395 located in South Korea at September 30, 2004 and December 31, 2003, respectively.  Of the assets located in South Korea at December 31, 2003, $215 was from long-lived assets of our discontinued equipment manufacturing business.   Further, the Company has long lived assets of $45 at September 30, 2004 located in China as a result of a new sub-assembly plant opened during August 2004 (See note 1).

Reconciling information between reportable segments and the Company’s consolidated assets is shown in the following table:

September 30, 2004

Total segment assets	$24,016
Cash and cash equivalents	1,396
Restricted cash	1,000
Prepaid expenses and other current assets	1,506
Other property, plant and equipment, net	1,112
Other intangible assets, net	1,108
Other assets	815
Total consolidated assets	$30,953

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The largest asset represents the Company’s cash balances, primarily generated from the Company’s proceeds from the senior convertible notes and Kookmin loan (See note 7).

10.                               Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.  Common stock equivalents consist of 8,526,068 and 6,875,601 equity instruments at September 30, 2004 and 2003, respectively, and have not been included in the EPS calculation at September 30, 2004 and 2003 as the amounts are anti-dilutive.

11.                               Commitments and Contingencies

As of September 30, 2004 and December 31, 2003, the Company has contingent obligations of $164 and $132, respectively, for notes receivables sold with recourse.

During September 2004, as part of a security agreement to finance certain insurance policy, the Company used certificate of deposits with maturities of less than one year of $1,000 as collateral.  The $1,000 of certificate of deposit is presented as restricted cash at September 30, 2004.

Two separate lawsuits were filed in July and September 2004 by two former employees of our Pyongtaek manufacturing facility in South Korea.  The suits are based on a claim of wrongful termination and breach of employment contract.  In November 2004, the Company entered into a settlement agreement with the employees whereby the Company would pay $243 to the employees in exchange for all claims being dismissed.  The payable amount is included in accounts payable and accrued expenses as of September 30, 2004 financial statement.

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows. (See Note 13)

Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The actions were originally brought on behalf of those who purchased Liquidmetal Technologies’ common stock between May 22, 2002, and March 30, 2004, inclusive. The complaints contain varying allegations, but generally allege that the defendants engaged in improper revenue recognition with respect to the Company’s transactions with Growell Metal Co., Ltd. and that the defendants issued false and misleading statements concerning the Company’s business and operations, including unrealistic but favorable information about market demand for Liquidmetal products, with the result of artificially inflating the Company’s share price. The complaints seek unspecified compensatory damages and other relief.  In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ.  John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”).  In September 2004, the other five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action.  The Consolidated Amended Class Action Complaint in the Primavera Investors action is due on or before Monday, January 10, 2005.  Liquidmetal Technologies and the other defendants will have 45 days from the service date to move to dismiss or otherwise respond to the Consolidated Amended Class Action Complaint. We intend to vigorously defend against the class action.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

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

12.                               Related Party Transactions

In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by a former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000.  At December 31, 2003, the Company had a remaining receivable balance of $500 due from LLPG, which was paid in full in March 2004.

The Company is a party to a license agreement with California Institute of Technology (“Caltech”) under which the Company exclusively licenses from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s Board of Directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to the Company under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   During 2003, the Company paid $50 to Caltech representing the second and final installments on the $150 aggregate fees related to this agreement.  Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the nine months ended September 30, 2004 and 2003, amounted to $0 and $22 in reimbursements, respectively.

A company managed and partially owned by one of the Company’s former directors provides technical support services and computer equipment to the Company.  During the nine months ended September 30, 2003, the Company incurred $20 of expenses and equipment purchases related to this arrangement.  There were no expenses and payables to this Company as of and for the nine months ended September 30, 2004.

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company.  Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  During 2003, we incurred $50 in consulting fees from Chitnis Consulting and incurred $13 during the quarter ended September 30, 2004, and $38 for the nine-month period ended September 30, 2004.

13.                               Subsequent Events

In November 2004, we entered into an agreement with John Kang, our Chairman, President, and Chief Executive Officer, in which Mr. Kang agreed that certain stock transactions by him in 2002 involving our common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”).  These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering.  They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively).  Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of our common stock made by Mr. Kang in August 2002.

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability in 24 equal monthly installments beginning in January 2005.  As a result, the Company accrued for the $302 receivable in other assets and other income during the quarter ended September 30, 2004. The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.

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

In conjunction with the divestiture of our Dongyang and Taesung subsidiaries in March and June 2004, respectively, the Company decided to discontinue our equipment manufacturing business in order to conform our operations to our broader corporate business strategy (see note 5).  Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of our equipment manufacturing operations. The revenue, costs and expenses, assets and liabilities, and cash flows of the equipment manufacturing business were segregated in our accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows.

On August 4, 2004, the Company established a sub-assembly plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100 percent owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business.  Weihai Liquidmetal is consolidated into Liquidmetal Technologies with all intercompany transactions eliminated.

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

Results of Operations

Comparison of the three months ended September 30, 2004 and 2003

Revenue. Revenue increased $1.3 million to $4.6 million for the three months ended September 30, 2004 from $3.3 million for the three months ended September 30, 2003.  The increase was primarily due to an increase of $2.0 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys offset by a decrease of $0.8 million from research and development services related primarily to defense and medical applications and an increase in our coatings business of $0.1 million.

Cost of Sales. Cost of sales decreased to $3.2 million, or 70% of revenue, for the three months ended September 30, 2004 from $4.6 million, or 140% of revenue, for the three months ended September 30, 2003.  This decrease was a result of the continued maturing of our manufacturing process and represents the Company’s efforts to manage costs and focus on our core business while continuing to build production pipeline and manufacturing infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.  The cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $3.6 million, or 77% of revenue, for the three months ended September 30, 2004 from $3.7 million, or 112% of revenue, for the three months ended September 30, 2003.  This decrease of $0.1 million was primarily a result of decrease in wages and related expense by $0.9 million, offset by an increase in professional fees, consultant fees, and contract services by $0.5 million, increase in insurance costs by $0.1 million, and increase in stock compensation by $0.2 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $0.4 million, or 8% of revenue, for the three months ended September 30, 2004 from $1.0 million, or 30% of revenue, for the three months ended September 30, 2003.  This decrease was a result of the Company focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs.  The Company continues to perform research and development efforts on new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.  The decrease of $0.6 million was due to decreases in salaries, wages and the related expenses by $0.3 million, decrease in laboratory and prototyping expenses by $0.3 million, and a decrease in depreciation expense by $0.1 million, offset by an increase to other miscellaneous expenses of $0.1 million.

Loss from Extinguishment of Debt. Loss from extinguishment of debt was $1.7 million, or 36% of revenue, during the three months ended September 30, 2004 on the extinguishment of our March Notes from the exchange in August 2004.  There was no such loss recorded during the three months ended September 30, 2003.

Other Expense. Other expense was $0.4 million, or 9% of revenue, during the three months ended September 30, 2004 due to loss from change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004.  There were no amounts recorded as other expense for the three months ended September 30, 2003.

Other Income. Other income was $0.3 million, or 7% of revenue, during the three months ended September 30, 2004 from certain stock transactions with John Kang, our Chairman, President, and Chief Executive Officer during 2002 (see note 13).  There were no amounts recorded as other income for the three months ended September 30, 2003.

Interest Expense. Interest expense was  $1.8 million, or 39% of revenue, for the three months ended September 30, 2004 and was $0.1 million, or 3% of revenue, for the three months ended September 30, 2003.  During the three months ended September 30, 2004, interest expense related to the interest accrued, amortization of debt discount and deferred issuance costs on new senior convertible debt originally sold in March 2004, and from accrued interest from the Kookmin Bank loan funded in February 2003. During the three months ended September 30, 2003, interest expense related to the interest accrued on the Kookmin Bank loan.

Interest Income.  Interest income was $53 for the three months ended September 30, 2003 for interest earned on short-term, investment grade, interest-bearing securities.  There was no interest income for the three months ended September 30, 2004.

Comparison of the nine months ended September 30, 2004 and 2003

Revenue. Revenue increased $4.0 million to $15.0 million for the nine months ended September 30, 2004 from $11.0 million for the nine months ended September 30, 2003.  The increase was primarily due to the increase in our bulk Liquidmetal alloys business which consisted of an increase of $3.5 million from our Liquidmetal alloy parts sales, an increase of $0.3 million from our coatings business, offset by a decrease of $1.3 million from research and development services related primarily to defense and medical applications.

Cost of Sales. Cost of sales decreased to $9.2 million, or 62% of revenue, for the nine months ended September 30, 2004 from $11.4 million, or 104% of revenue, for the nine months ended September 30, 2003.  This decrease was a result of the continued maturing of our manufacturing process and represents the Company’s efforts to manage costs and focus on our core business while continuing to build production pipeline and manufacturing infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.  The cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $9.2 million, or 61% of revenue, for the nine months ended September 30, 2004 from $12.3 million, or 112% of revenue for the nine months ended September 30, 2003.  This decrease of $3.1 million was primarily a result of decrease in wages and related expense by $2.6 million, decrease in travel expenses by $0.5 million, decrease in product warranty and bad debt expense by $0.2 million, decrease in property rent by $0.6 million, offset by an increase in professional fees, consultant fees, and contract services by  $0.6 million, and increase in stock compensation by $0.1 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $1.1 million, or 7% of revenue for the nine months ended September 30, 2004 from $7.8 million, or 70% of revenue for the nine months ended September 30, 2004.  This decrease of $6.7 million was a result of the Company’s focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs.  The Company continues to perform research and development efforts on new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.  The decrease of $6.7 million was due to decreases in salaries, wages and related expenses by $2.6 million, decrease in professional fees, consultant fees, and contract services by $0.6 million, decrease in research grants to institutions by $0.3 million, decrease in laboratory and prototyping expenses by $2.0 million, decrease in depreciation expense by $0.6 million, decrease in travel and related expenses by $0.3 million, and a decrease in other miscellaneous expenses of $0.3 million.

Loss from Extinguishment of Debt. Loss from extinguishment of debt was $1.7 million, or 11% of revenue, during the nine months ended September 30, 2004 on the extinguishment of our March Notes from the exchange in August 2004.  There was no such loss recorded during the nine months ended September 30, 2003.

Other Expense. Other expense was $0.4 million, or 3% of revenue, during the nine months ended September 30, 2004 due to loss from change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004.  There were no amounts recorded as other expense for the nine months ended September 30, 2003.

Other Income. Other income was $1.6 million, or 11% of revenue, during the nine months ended September 30, 2004 due to $1.3 million gain from change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004, and $0.3 million from certain stock transactions with John Kang, our Chairman, President, and Chief Executive Officer during 2002 (see note 13).  There were no amounts recorded as other income for the nine months ended September 30, 2003.

Interest Expense. Interest expense was  $3.2 million, or 22% of revenue, for the nine months ended September 30, 2004 and was $0.3 million, or 3% of revenue, for the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, the interest expense was primarily due to the interest accrued, amortization of debt discount and deferred issuance costs on new senior convertible debt originally sold on March 3, 2004, and interest accrued on Kookmin Bank loan funded on February 4, 2003.  During the nine months ended September 30, 2003, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income.  Interest income was $34 for the nine months ended September 30, 2004 for interest earned on certificate of deposits.  Interest income was $0.2 million or 3% of revenue for the nine months ended September 30, 2003 for interest earned on short-term, investment grade, interest-bearing securities.

Liquidity and Capital Resources

Our cash used in operating activities was $5.5 million, which includes $0.8 million cash provided by our discontinued equipment manufacturing business, for the nine months ended September 30, 2004 and $22.2 million, which includes cash used in our discontinued equipment manufacturing and retail golf businesses of $1.7 million, for the nine months ended September 30, 2003.  Our working capital decreased from $1.0 million at December 31, 2003 to ($2.6) million at September 30, 2004.  The Company’s working capital decrease of $3.6 million was primarily attributable to decrease in cash of $1.7 million, decrease in accounts receivables of $0.2 million, decrease in current assets of our discontinued equipment manufacturing business of $0.8 million, increase in accounts payable of $4.8 million, and increase in current portion of notes payable of $4.8 million, offset by an increase in restricted cash of $1.0 million, increase in inventories of $1.9 million, increase in prepaid and other current assets of $1.1 million, decrease in deferred revenue of $0.6 million, and decrease in other current liabilities of $4.1 million.

Our cash used in investing activities was $264 for the nine months ended September 30, 2004 for the acquisition of property and equipment, and investment in patents.

Our cash provided by financing activities was $3.9 million for the nine months ended September 30, 2004, which consists of $9.9 million in proceeds from borrowings from our senior convertible debt offset by $4.9 million on repayment of borrowings, $0.1 million of other liabilities, and increase in restricted cash of $1.0 million.

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $121,612 as of September 30, 2004.  Cash used for continuing operations for the nine months ended September 30, 2004 was $6.3 million and cash flow from continuing operations may be negative throughout the remaining fiscal year 2004.  Such conditions raise substantial doubt about the ability of the Company continuing as a going concern for a reasonable period of time.  These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology.  This business plan required significant spending related to start-up costs and capital expenditures.  These factors have placed a significant strain on the financial resources of the Company.  The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

We believe that our current cash and cash equivalents together with anticipated cash flow from our operations, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.  Our cash flow projections from operations and, consequently, future cash needs are subject to uncertainty.  If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our working capital or capital expenditure requirements.  We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us.  If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of September 30, 2004:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$9,456	$6,806	$2,650	$—	$—
Capital lease obligation	228	121	107	—	—
Operating leases and rents	1,927	850	909	22	146
Growell settlement payable	2,946	2,946	—	—	—
Dongyang payable	25	25	—	—	—
Purchase obligations	2,500	—	2,500	—	—
	$17,082	$10,748	$6,166	$22	$146

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

-Filed January 15, 2004
-Filed January 16, 2004

-Filed March 3 2004

-Filed March 4, 2004

-Filed March 30, 2004

-Filed April 30, 2004

-Filed May 13, 2004

-Filed May 18, 2004

-Filed May 24, 2004

-Filed June 28, 2004

-Filed July 2, 2004

-Filed July 15, 2004

-Filed July 16, 2004

-Filed August 20, 2004

-Filed September 27, 2004

-Filed November 10, 2004

-Filed November 23, 2004

-Filed December 23, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: December 27, 2004	/s/ John Kang
John Kang
President & Chief Executive Officer
(Principal Executive Officer)

Date: December 27, 2004	/s/ Tony Chung
Tony Chung
Vice President of Finance
(Principal Financial Officer)