Form 10-K
period 2004-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2005-03-30
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Title of each Class
Common Stock, .001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes   ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☒    No   ☐

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

TABLE OF CONTENTS

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
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
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

•                  Pending shareholder litigation against our company

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

Performance Advantages

Our bulk Liquidmetal alloys provide several distinct performance advantages over other materials, and we believe that these advantages make the alloys desirable in applications that require high yield strength, strength-to-weight ratio, elasticity and hardness.

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

Cost Advantages

Liquidmetal alloys have the potential to provide cost advantages over other high-strength metals and alloys in certain applications. Because bulk Liquidmetal alloy has processing characteristics similar in some respects to plastics, which lends itself to near-to-net shape casting and molding, Liquidmetal alloys can in many cases be shaped efficiently into intricate, engineered products. This capability can eliminate or reduce certain post-casting steps, such as machining and re-forming, and therefore has the potential to significantly reduce processing costs associated with making parts in high volume.

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

Our Strategy

As a result of the experience and knowledge that we have gained through our activities to date, and recognizing that developing and commercializing a revolutionary new technology is an evolutionary process, we are continually modifying our business strategy to enable us to better capitalize on our evolving core strengths and more effectively pursue revenue growth and profitability.  The key elements of our strategy include:

•                                          Identifying and Developing New Applications for Our Liquidmetal Alloy Technology. We intend to continue to identify and develop new applications that will benefit from the performance, processing, and cost advantages of Liquidmetal alloys.

•                                          Focusing Our Marketing and Internal Manufacturing Activities on Select Products with Expected Higher Gross-Margins.  We intend to focus our marketing and internal manufacturing activities on select products with anticipated higher gross margins.  This strategy is designed to align our product development initiatives with our manufacturing processes and manufacturing cost structure, and to reduce our exposure to more commodity-type product applications that are prone to unpredictable demand and fluctuating pricing.  Our focus is primarily on higher-margin products that possess design features that take optimal advantage of our existing and developing manufacturing technology and that command a price commensurate with the performance advantages of our alloys.  In addition to our focus on products with higher gross margins, we will continue to engage in prototype manufacturing, both for internally manufactured products and for products that will ultimately be licensed to or manufactured by third parties.

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

Casings for Electronic Products

We produce casing components for electronic devices using our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these casings in certain applications.  Bulk Liquidmetal alloys can be used for various structural components of a cellular phone, including the shield, faceplate, hinge, hinge housings, back plate, side plates, brackets, and the cover on the phones. We initially targeted the electronic casings market because of its potential for high product volumes and branding opportunities; however, unpredictable customer adoption practices, short product model lives, processing limitations, and intense pricing pressures make it very challenging to compete in this high-volume market.  Accordingly, we are currently limiting our focus in this market to higher-margin applications that have the potential to benefit from the unique performance characteristics of bulk Liquidmetal alloys.  We continue to believe that the high strength-to-weight ratio and elastic limit of bulk Liquidmetal alloys enable the production of stronger and thinner electronic devices as compared to plastic, zinc, and magnesium, and we intend to focus on products that require these design and performance benefits.

Through our shipments to date, we have demonstrated that bulk Liquidmetal alloys can be used for structural components of cellular phones and other electronic devices.  During 2003 and 2004, we shipped production quantities of cell phone components to Samsung Electronics Company and Vertu Limited, the luxury communication products subsidiary of Nokia, for inclusion in various cellular phone models.

Sporting Goods and Leisure Products

We are developing a variety of applications for Liquidmetal alloys in the sporting goods and leisure products area.

In the sporting goods industry, we believe that the high strength, hardness, and elasticity of our bulk alloys have the potential to enhance performance in a variety of products, and we further believe that many sporting goods products are conducive to our internal manufacturing strategy of focusing on high-margin products that meet our design criteria.  Substantial opportunities also exist for our amorphous alloy coatings, powders and composites. In 2003, Rawlings Sporting Goods Company launched a new line of baseball and softball bats that utilize a Liquidmetal alloy coating, and HEAD NV Sport launched a new line of HEAD® Liquidmetal® tennis racquets that incorporates Liquidmetal alloy in composite form in their racquet design. In 2005, we will also be launching goods that utilize Liquidmetal alloy including skis, lacrosse sticks and other sporting goods.  We are continuing to work with golf companies for the development of golf club components made from bulk Liquidmetal alloys. Other potential applications for our alloys in this industry include eyewear, fishing, hunting, diving, bicycle, skate and winter sport products.

In the leisure products category, we believe that bulk Liquidmetal alloys can be used to efficiently produce intricately engineered designs with high-quality finishes, such as premium watchcases, and we further believe that Liquidmetal alloy technology can be used to make high-quality, high-strength jewelry from precious metals.  We have successfully produced prototype rings made from an amorphous Liquidmetal platinum alloy that is harder (and hence more scratch resistant) than conventional platinum jewelry.  In 2003, a special-edition concept chronograph timepiece featuring our titanium-zirconium Liquidmetal alloy was showcased by luxury watchmaker TAG Heuer at the renowned Basel Watch and Jewelry Show in Basel, Switzerland.  In 2004, we have begun prototyping various watch pieces with TAG Heuer and we expect to be ready to move into production in 2005.

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

Medical Devices

We are engaged in product development efforts relating to various medical devices that could be made from Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide a combination of performance and cost benefits that could make them a desirable replacement to incumbent materials, such as stainless steel and titanium, currently used in various medical device applications.  Our greatest emphasis in 2003 and ongoing in 2004 has been on surgical instrument applications for Liquidmetal alloys. These include, but are not limited to, specialized blades, orthopedic instruments utilized for implant surgery procedures, ultrasonic devices, dental devices, external fixation devices and general surgery devices. The potential value offered by our alloys is high performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape cast into components, thus reducing costs of secondary processing. The status of most components in the prototyping phase is subject to non-disclosure agreements with our customers.

We believe that our future success in the medical device market will be driven largely by strategically aligning ourselves with well-established companies that are uniquely positioned to facilitate the introduction of Liquidmetal alloys into this market, especially as it relates to the unique processing challenges and stringent material qualification requirements that are prevalent in this industry.  We also believe that our prospects for success in this market will be enhanced through our focus on optimizing existing alloy compositions and developing new alloy compositions to satisfy the industry’s rigorous material qualification standards. For example, we have been working with DePuy Orthopaedics, Inc., a Johnson & Johnson company, to develop an alloy for orthopedic implants and instruments in the knee replacement device market.  Our agreement with DePuy gives them the exclusive worldwide right and license to market and sell knee replacement devices that incorporate Liquidmetal alloys.  We are also in the early stages of working with other orthopedic companies to identify surgical instrument or device applications that would benefit from utilizing Liquidmetal alloys.

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

We also continue to work with a number of defense-related research and development agencies and large defense companies to identify additional military applications that may benefit from using Liquidmetal alloys. We believe that our alloys are well-positioned to capitalize on the trend toward lighter but stronger weapon systems in the U.S. military, and our strategy is to align ourselves with the largest and most significant players in this industry.  Product development programs for defense applications are currently underway with several leading defense contractors, including Alliant Techsystems and Lockheed Martin.

Liquidmetal Golf

From 1997 until September 2001, we engaged in the retail marketing and sale of golf clubs through a majority owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001 and is now treated as a discontinued operation in our consolidated financial statements. Although the retail golf club business has been discontinued, Liquidmetal Golf will be engaged in the business of manufacturing and selling golf club components to golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

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

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have purchased patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology acquired from Caltech through a license agreement (“Caltech License Agreement”) with Caltech. Under the Caltech license agreement, we have the exclusive worldwide right to make, use, and sell products from all of Caltech’s inventions, proprietary information, know-how, and other technology relating to amorphous alloys existing as of September 1, 2001. We also have an exclusive worldwide license to nine issued patents and four patent applications held by Caltech relating to amorphous alloy technology, as well as all related foreign counterpart patents and patent applications. Of the patents currently issued to Caltech and licensed by us, the earliest expiration date is 2013 and the latest expiration date is 2021.  Furthermore, the license agreement gives us the exclusive right to make, use, and sell products from substantially all amorphous alloy technology that is developed in Professor William Johnson’s Caltech laboratory during the period September 1, 2001 through August 31, 2005. All fees and other amounts payable by us for these rights and licenses have been paid in full, and no further royalties, license fees, or other amounts will be payable in the future under this license agreement.

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

We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2004, 2003, and 2002 were $1.5 million, $8.8 million, and $11.8 million, respectively.

Manufacturing

We currently own and operate a 166,000 square feet manufacturing facility in Pyongtaek, South Korea, which became operational in the third quarter of 2002.  We opened a 14,400 square feet facility in Weihai, China in August 2004 to facilitate our bulk alloy manufacturing business.  We believe that these facilities will meet our anticipated manufacturing needs for the foreseeable future, although these needs may change depending upon the actual and forecasted orders we receive for our products. We currently intend to develop supplemental research and development, prototyping and manufacturing capabilities elsewhere, including the United States, for purposes of meeting our long-term manufacturing needs and our customers’ requirements.  In December 2003, we entered into a license agreement with Florida Custom Mold, Inc., a Clearwater, Florida-based company that specializes in high-quality mold design and injection molding services, under which Florida Custom Mold is currently acting as a contract manufacturer to our company for purposes of producing prototypes of certain defense and medical products in the US.

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

Customers

During 2004, four customers accounted for 10% or more of our revenue from continuing operations.  Revenues from Charm Tech and Pntel, both of which are direct suppliers to Samsung, represented 62% of revenue from continuing operations for the year ended 2004.  Also, revenues from defense related contracts with the Unites States of America represented 10% and Growell Metal represented 12% of revenue from continuing operations for the year ended 2004.  During 2003, three customers accounted for 10% or more of our revenue from continuing operations. Revenue from Samsung represented 10% of revenue, revenue from LLPG, Inc. represented 12% and defense-related contracts with three departments of the United States of America represented 16% of revenue from continuing operations for the year ended December 31, 2003. During the year ended December 31, 2002, revenue from Samsung represented 15% of revenue while revenue earned on contracts with the government represented 16% of revenue from continuing operations.  We expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even as our bulk Liquidmetal alloy business grows.

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

Employees

As of December 31, 2004, we had 158 full-time employees. As of December 31, 2004, 55 of our Korean operation employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

Governmental Regulation

Medical instruments incorporating our Liquidmetal alloys will be subject to regulation in the United States by the FDA and corresponding state and foreign regulatory agencies. Any orthopedic devices that we develop will be regulated in a similar manner. Medical device manufacturers to whom we intend to sell our products may need to obtain FDA approval before marketing their medical devices that incorporate our products. Medical device manufacturers may need to obtain similar approvals before marketing these medical device products in foreign countries.

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

We had an accumulated deficit of approximately $125.3 million at December 31, 2004. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued equipment manufacturing and retail golf businesses through December 31, 2004.  We may incur additional operating losses in the future. Consequently, it is possible that we may not achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

For the near future, we expect that a significant portion of our revenue will be concentrated in a limited number of customers. For example, for the year ended December 31, 2004, revenue from two customers represented approximately 62% of total revenue from continuing operations and for the year ended December 31, 2003, revenue from two customers represented approximately 26% of total revenue from continuing operations. A reduction, delay, or cancellation of orders from one or more of these customers or the loss of one or more customer relationships could significantly reduce our revenue. Unless we establish long-term sales arrangements with these customers, they will have the ability to reduce or discontinue their purchases of our products on short notice.

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

Our future growth and success will depend in part on our ability to retain key members of our management and scientific staff, particularly John Kang, our Chairman of the board of directors, Professor William Johnson, a member of our board of directors and a professor at Caltech, and Dr. Atakan Peker, our Vice President of Technology. We do not have “key man” or similar insurance on any of these individuals. If we lose their services or the services of other key personnel, our financial results or business prospects may be harmed. Additionally, our future growth and success will depend in part on our ability to attract, train, and retain scientific engineering, manufacturing, sales, marketing, and management personnel. We cannot be certain that we will be able to attract and retain the personnel necessary to manage our operations effectively. Competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. Moreover, the employment of non-citizens may be restricted by applicable immigration laws.

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

We have relatively limited experience in manufacturing our products and may be required to manufacture a range of products in high volumes while ensuring high quality and consistency. Although we currently own and operate a 166,000 square feet and a 14,400 square feet manufacturing facilities in South Korea and China, respectively, we cannot guarantee that these facilities will be able to produce the intended products with production yields, quality controls, and production costs that provide us with acceptable margins or profitability or satisfy the requirements of our customers.

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

Consequently, our operations and revenue likely will be subject to a number of risks associated with foreign commerce, including:

•                                          staffing and managing our manufacturing facility located in South Korea and post-processing facility located in China;

•                                          product or material transportation delays or disruption, including the availability and costs of air and other transportation between our South Korean and Chinese facilities and the United States;

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

Our principal prototyping and manufacturing facility is in Pyongtaek, South Korea, and consists of approximately 166,000 square feet. We lease the land on which this facility is located, although we own the buildings, fixtures, and all personal property located on the land. The parcel of land consists of approximately four acres and is leased through 2022. We currently expect that this facility will meet our anticipated internal manufacturing needs for the foreseeable future.  Until June 2004 we also leased a facility in Incheon, South Korea, where an equipment manufacturing division of the Company assembled die casting equipment. This facility is approximately 22,430 square feet, and its lease expired in February 2005; however, that die casting equipment division was divested as of June 14, 2004 and the lease was terminated.   On August 2004, we entered into a 3 year lease for a post-processing facility located in Wehai, China, which consists of approximately 14,400 square feet, to facilitate our bulk alloy manufacturing.

Item 3. Legal Proceedings

Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa

Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ.  John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”).  In September 2004, the other five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action.  The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005.  The Amended Complaint alleges that the Prospectus issued in connection with the Company’s initial public offering in May 2002 contained material misrepresentations and omissions regarding the Company’s historical financial condition and regarding a personal stock transaction by the Company’s chief executive officer.  The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of the Company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the Company’s products to artificially inflate the value of the Company’s stock.  The Amended Complaint seeks unspecified compensatory damages and other relief.  Defendants’ motion to dismiss will be due on March 28, 2005.  We intend to vigorously defend against the class action.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In addition to the above, certain present and former officers and directors of Liquidmetal Technologies, as well as Liquidmetal Technologies as a nominal defendant, have been named in three shareholder derivative actions.  Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin Derivatively on Behalf of Liquidmetal Technologies, Inc.  v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California.  A third shareholder derivative complaint was filed in Florida federal court styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T23TBM, commenced in the Middle District of Florida, Tampa Division.  These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal shareholder class action. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief.  The two shareholder derivative complaints in California state court have been consolidated.  Plaintiffs served a Consolidated Shareholder Derivative Complaint on October 12, 2004.  The defendants served a Demurrer to the Consolidated Shareholder Derivative Complaint on November 22, 2004, seeking dismissal of that complaint.  At a hearing on February 10, 2005, the court sustained the demurrer, dismissing the Consolidated Shareholder Derivative Complaint but giving the plaintiffs 45 days within which to amend the complaint.  The amended complaint is due on March 28, 2005.  In the Florida derivative action, the Plaintiff filed a First Amended Shareholder Derivative Complaint on November 22, 2004.  The Company’s Motion to Dismiss was filed on December 20, 2004.  Plaintiff’s Response and Objection to the Motion to Dismiss was filed on February 4, 2005.  We cannot anticipate when the Court will rule on the Motion to Dismiss.  We intend to vigorously defend against the derivative actions.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Prior to July 16, 2004, our common stock was quoted on the Nasdaq National Market under the symbol “LQMT.”  On July 14, 2004, the Company was notified by the Nasdaq Listing Qualifications Panel that the Company’s common stock would be delisted from the Nasdaq National Market effective with the open of business on Friday, July 16, 2004.   The Company was delisted for its failure to comply with Marketplace Rule 4310(c)(14) due to the Company’s inability to file its Form 10-K for the fiscal year 2003 and Form 10-Q for the first quarter of 2004.  As of July 19, 2004, the shares of Liquidmetal Technologies, Inc. common stock commenced trading in the Over the Counter (OTC) Pink Sheets Market under the symbol “LQMT.PK”.  On January 13, 2005, the Company filed its Form 10-Q for the third quarter of 2004 and thus, became current on its filings.  Subsequently, the Company filed the necessary forms with Nasdaq and is currently working with them to be listed on the Nasdaq (OTC) bulletin boards.

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by The Nasdaq National Market:

	Fiscal 2004
	High	Low
Fourth Quarter	$4.00	$1.75
Third Quarter	$2.33	$0.71
Second Quarter	$3.68	$0.55
First Quarter	$4.52	$2.50

The closing price of our common stock as reported on The OTC Pink Sheets Market on February 1, 2005 was $1.55 per share. As of February 1, 2005, there were 238 holders of record of our common stock.

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance future growth.

Item 6. Selected Consolidated Financial Data

We derived the selected consolidated financial data below as of and for each of the three years in the period ended December 31, 2004 from our audited consolidated financial statements and related notes thereto included elsewhere in this annual report on Form 10-K.  The following selected consolidated financial data should be read in conjunction with Liquidmetal Technologies, Inc.’s consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K   In addition, readers should note the following information regarding the selected historical consolidated financial data presented below.

We have restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2002 and 2001.  The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $2.0 million as of December 31, 2002 and an increase in previously reported net loss of $1.1 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively.  Further, the 2003, 2002, and 2001 balances from our 10-K filed on November 10, 2004 have been restated in order to conform with the presentation of 2004 financial statements as a result of application of SFAS 144 over discontinued operations of our equipment manufacturing business (see Note 17).  The selected consolidated financial data presented below includes all such restatements.  See Note 2 in the notes to consolidated financial statements in the fiscal 2003 annual report on Form 10-K filed on November 10, 2004, which reflects the restatements of prior year transactions.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
			(restated)	(restated)	(unaudited)
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$17,429	$13,658	$9,138	$3,882	$4,200
Cost of sales	12,168	18,162	5,656	1,924	1,983
Gross Profit	5,261	(4,504)	3,482	1,958	2,217

Operating expenses:
Selling, general and administrative	11,591	17,729	13,099	5,239	1,449
Research and development	1,467	8,780	11,825	1,726	455
Impairment of goodwill	—	184	—	—	—
Impairment of long lived assets	—	2,684	—	—	—
Total operating expenses	13,058	29,377	24,924	6,965	1,904

Income (loss) before interest, other income, income taxes, minority interest and discontinued operations	(7,797)	(33,881)	(21,442)	(5,007)	313
Loss from extinguishments of debt	(1,663)	—	—	—	—
Change in value of warrants, net	747	—	—	—	—
Other income	302	—	—	—	—
Interest expense, net	(3,566)	(86)	(603)	(1,095)	(188)
Gain on sale of marketable securities held-for-sale	—	1,178	832	—	—

Income (loss) before income taxes, minority interest and discontinued operations	(11,977)	(32,789)	(21,213)	(6,102)	125
Income taxes	—	—	—	—	—
Minority interest in loss of consolidated subsidiary	—	21	118	—	—

Income (loss) from continuing operations	(11,977)	(32,768)	(21,095)	(6,102)	125
Income (loss) from operations of discontinued operations, net	(749)	(964)	83	(5,973)	(8,938)
Gain (loss) from disposal of discontinued operations, net	—	127	1,556	(11,949)	—

Net loss	$(12,726)	$(33,605)	$(19,456)	$(24,024)	$(8,813)

Income (loss) per share from continuing operations – basic and diluted	$(0.29)	$(0.79)	$(0.54)	$(0.18)	$0.00

Weighted average common shares used to compute income (loss) per share from continuing operations – basic and diluted	41,610	41,505	38,714	33,323	30,884

	As of December 31,
	2004	2003	2002	2001	2000
			(restated)	(restated)	(unaudited)
	(in thousands, except per share data)

Consolidated Balance Sheet Data:

Cash and cash equivalents	$742	$3,127	$25,058	$2,230	$124
Restricted cash	754	—	—	—	—
Marketable securities held-for-sale	—	—	3,068	—	—
Working capital (deficiency)	(9,691)	(698)	24,845	(9,573)	(1,960)
Total assets	28,508	30,852	27,772	6,680	1,945
Long-term debt and capital leases, including current portion	9,672	4,360	93	2,988	2,506
Shareholders’ equity (deficiency)	8,860	16,163	(50,599)	(7,504)	(3,680)

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

Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloy products.  Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for fiscal year 2001 is based substantially on sales of Liquidmetal alloy coatings. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development; metal processing equipment (see Note 17 for disclosure regarding the disposal of our equipment manufacturing business); and research and development revenue relating primarily to defense and medical applications.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

In conjunction with the divestiture of our Dongyang and Taesung subsidiaries in March and June 2004, respectively, the Company decided to discontinue our equipment manufacturing business in order to conform our operations to our broader corporate business strategy (see Note 17).  Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of our equipment manufacturing operations. The revenue, costs and expenses, assets and liabilities, and cash flows of the equipment manufacturing business were segregated in our accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows.

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

The following discussion and analysis of our financial condition and results of operations focuses on the historical results of our continuing operations and reflects the effect of restating our 2002 and 2003 (2003 quarterly filings) financial statements for proper revenue recognition as disclosed in Note 2 in the notes to the consolidated financial statements in the fiscal 2003 annual report on Form 10-K filed on November 10, 2004.

Results of Operations

Comparison of the years ended December 31, 2004 and 2003

Revenue. Revenue increased to $17.4 million in the twelve months ended December 31, 2004 from $13.7 million in the twelve months ended December 31, 2003. The increase was due to increases in revenue earned by our bulk Liquidmetal alloy and coatings segments in the twelve months ended December 31, 2004. This increase in revenue consisted of $3.8 million from the sale and prototyping of parts manufactured from bulk Liquidmetal alloys, offset by a decrease of $1.9 million from research and development services related primarily from reduced activity from defense and medical applications.  Our coatings business contributed $1.0 million to the increase in revenues as compared to the twelve months ended December 31, 2003 from increased demand for drill pipe coatings.

Cost of Sales. Cost of sales decreased to $12.2 million, or 70% of revenue, during the twelve months ended December 31, 2004 from $18.2 million, or 133% of revenue, in the twelve months ended December 31, 2003. This decrease was a result of the continued maturing of our manufacturing process and represents the Company’s efforts to manage costs and focus on our core business while continuing to build production pipeline and manufacturing infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.  The cost of sales for the products sold by the coatings business segment is generally consistent from year to year because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $11.6 million, or 66% of revenue, in the twelve months ended December 31, 2004 from $17.7 million, or 130% of revenue, in the twelve months ended December 31, 2003.  This decrease was primarily a result of decrease in wages and related expense by $5.0 million, decreases in travel and communication expenses by $0.8 million, decreases in rent by $0.8 million, decrease in relocation expenses by $0.7 million, offset by an increase in professional fees, consultant fees, and contract services by $0.8 million, and an increase in insurance costs by $0.4 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $1.5 million, or 8% of revenue, in the twelve months ended December 31, 2004 from $8.8 million, or 64% of revenue, in the twelve months ended December 31, 2003.  The decrease was primarily a result of decreases in salaries, wages and the related expenses by $3.0 million, decrease in laboratory and prototyping expenses by $2.0 million, decrease in depreciation expense by $0.7 million, decrease in professional fees, consultant fees, and contract services by $0.6, decrease in research grants by $0.3 million, and decrease in travel related expenses by $0.2 million.  The decreases were a result of the Company focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs.  The Company continues to perform research and development efforts on new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.

Impairment of Goodwill.  Impairment of goodwill was $184, or 1% of revenue, in the twelve months ended December 31, 2003.  Impairment of goodwill represents the write-down of the goodwill balance of Dongyang Yudoro (“Dongyang”), our 51% owned subsidiary in South Korea.  During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in the market for its machinery products. These events along with Dongyang’s operating, and cash flow losses, and uncertainty surrounding its future cash flows, led us to evaluate our investment for recoverability as of December 31, 2003.  As a result, we determined that the carrying value of our investment in Dongyang exceeded its fair value as of December 31, 2003 in the amount of $184.  In March 2004, we sold our 51% investment in Dongyang to the 49% minority shareholder (see Note 17).   There was no impairment charge to goodwill in the twelve months ended December 31, 2004.

Impairment of Long Lived Assets.  Impairment of long lived assets was $2.7 million, or 20% of revenue, in the twelve months ended December 31, 2003.  Impairment expense represents a write-down of the building of our manufacturing facility in South Korea.  Due to the decreased production and usage of our Pyongtaek manufacturing operation, we decided to obtain independent appraisals as to the fair value of this building.  Accordingly, the fair value of the building as determined by the average of the two independent appraisals was less than the carrying value of the building as of December 31, 2003.   There was no impairment charge to long lived assets in the twelve months ended December 31, 2004.

Loss from Extinguishment of Debt. Loss from extinguishment of debt was $1.7 million, or 10% of revenue, during the twelve months ended December 31, 2004 due to the extinguishment of our March Notes as it relates to the exchange in August 2004.  There was no such loss recorded during twelve months ended December 31, 2003.

Change in value of warrants, net. Change in value of warrants was a net gain of $0.7 million, or 4% of revenue, during the twelve months ended December 31, 2004  from the change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004, which was exchanged in August 2004 (see note 14).  There were no such amounts recorded for the twelve months ended December 31, 2003.

Other Income. Other income was $0.3 million, or 2% of revenue, during the twelve months ended December 31, 2004 from certain stock transactions with John Kang, our Chairman, President, and Chief Executive Officer during 2002 (see Note 23).  There were no amounts recorded as other income for the twelve months ended December 31, 2003.

Interest Expense. Interest expense was $3.6 million, or 21% of revenue, in the twelve months ended December 31, 2004 and was $0.4 million, or 3% of revenue, in the twelve months ended December 31, 2003.  During the twelve months ended December 31, 2004, the interest expense was primarily due to the interest accrued, amortization of debt discount and deferred issuance costs on new senior convertible debt originally sold on March 3, 2004 and exchanged in August 2004, and interest accrued on Kookmin Bank loan funded on February 4, 2003.  During the twelve months ended December 31, 2003, interest expense was primarily due to interest accrued on the Kookmin Bank loan to our South Korean subsidiary made on February 4, 2003.

Interest Income. Interest income was $37 for the twelve months ended December 31, 2004 for interest earned on certificate of deposits.  Interest income was $0.3 million or 2% of revenue for the twelve months ended December 31, 2003 for interest earned on short-term, investment grade, interest-bearing securities.

Gain from Sale of Investment. In April 2003 we sold our remaining shares of Growell Metal Co., Ltd. that were purchased in July 2002. We recognized a $1.2 million gain on the sale of these shares during the twelve months ended December 31, 2003.  There were no such gains in the twelve months ended December 31, 2004.

Comparison of the years ended December 31, 2003 and 2002

Revenue. Revenue increased to $13.7 million in the twelve months ended December 31, 2003 from $9.1 million in the twelve months ended December 31, 2002. The increase was due to increases in revenue earned by our bulk Liquidmetal alloy segment in the twelve months ended December 31, 2003. This increase in our bulk Liquidmetal alloy segment revenue consisted of a revenue increase of $1.8 million from the sale of metal processing equipment in the US, an increase of $0.1 million from the sale and prototyping of parts manufactured from bulk Liquidmetal alloys, and an increase of $2.2 million from research and development services related primarily to defense and medical applications. The increase in revenue earned by our bulk Liquidmetal alloy segment was offset by a decrease of $1.6 million in the revenue earned by our coatings business as compared to the twelve months ended December 31, 2002 due to a slowdown in demand for drill pipe coatings.

Cost of Sales. Cost of sales increased to $18.2 million, or 133% of revenue, during the twelve months ended December 31, 2003 from $5.7 million, or 62% of revenue, in the twelve months ended December 31, 2002. The cost of sales as a percentage of revenue increased due to three primary factors: first, a higher percentage of plant operating costs allocated to manufacturing in the current period, as opposed to the same twelve month period in 2002 when our manufacturing facility was in the final stages of construction and significant in-plant spending was directed to research and development to support the ramp-up of manufacturing operations; second, the impact of unprofitable electronic casing components and prototypes moving through our manufacturing mix; and third, the impact of the write-down of excess raw material in the amount of $1.0 million and the write-down of raw material and equipment inventory in the amount of $2.8 million in connection with a settlement of a dispute with Growell which was finalized in January 2004.

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

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $17.7 million, or 130% of revenue, in the twelve months ended December 31, 2003 from $13.1 million, or 143% of revenue, in the twelve months ended December 31, 2002. This increase was primarily a result of costs incurred for closing our Tampa, Florida offices, which included: an increase in severance costs of $2.2 million for releasing a substantial number of these employees as well as our expense and accrual of $0.8 million for terminating our office lease, due to the determination that we will be unable to sublease this space over the remaining term; an increase in professional fees, consultant fees, and contract services of $0.8 million; an increase in insurance expense of $0.5 million; an increase in data communications expense of $0.2 million; an increase in depreciation expense of $0.3 million; an increase of warranty expense of $0.5 million; and a $0.3 million increase in expenses associated with the disposition of certain assets in the twelve months ended December 31, 2003. The increase in selling, general and administrative expenses are associated with the aforementioned cost reduction measures, including the consolidation of offices, the staff reductions, and a corresponding shift in strategy for the continued development of our bulk Liquidmetal alloy business.  This was partially offset by a decrease in advertising expense of $0.1 million; a decrease in bad debt expense of $0.9 million; and a $0.7 million decrease in stock compensation expense.

Research and Development Expenses. Research and development expenses decreased to $8.8 million, or 64% of revenue, in the twelve months ended December 31, 2003 from $11.8 million, or 129% of revenue, in the twelve months ended December 31, 2002. This decrease was partially a result of the maturing of our manufacturing process and related processing capabilities, the consolidation of our facilities into our California Technology Center, and the discontinuation of certain prototyping and developmental activities that occurred extensively while the Company was identifying our current technology capabilities and limitations.  These decreases were partially offset by increases in providing research grants to various institutions to advance the development of Liquidmetal alloys. In the category of research and development expenses: travel decreased by $0.2 million; professional fees, consultant fees, and contract services decreased by $1.6 million; laboratory and prototyping expenses decreased by $0.9 million; and stock compensation expense decreased by $1.4 million.  These expenses were partially offset by increases in depreciation of research equipment of $0.4 million, increased research grants to educational institutions of $0.1 million, and increase to salaries, wages and severance net of $0.5 million.

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

Interest Expense. Interest expense was $0.4 million, or 3% of revenue, in the twelve months ended December 31, 2003 and was $1.1 million, or 12% of revenue, in the twelve months ended December 31, 2002. During the twelve months ended December 31, 2003, interest expense was primarily due to interest accrued on the Kookmin Bank loan to our South Korean subsidiary made on February 4, 2003. During the twelve months ended December 31, 2002, interest expense was primarily due to the amortization of the fair value of warrants granted in connection with subordinated promissory notes we issued in February 2001.

Interest Income. Interest income was $0.3 million, or 2% of revenue, in the twelve months ended December 31, 2003 due to interest earned on short-term, investment grade, interest-bearing securities. During the twelve months ended December 31, 2002, interest income was $0.5 million, or 6% of revenue, which was interest earned from the proceeds of our May 22, 2002 initial public offering.

Gain from Sale of Investment. In April 2003 we sold our remaining shares of Growell Metal Co., Ltd. that were purchased in July 2002. We recognized a $1.2 million gain on the sale of these shares.

QUARTERLY RESULTS

The following information presents our unaudited quarterly operating results for 2004 and 2003. The data has been prepared by Liquidmetal Technologies, Inc. on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.   Included in our 2003 fourth quarter results are costs charged to our cost of sales for the write-down of raw materials of $1.0 million and a $2.8 million write-down of inventory and equipment recorded in connection with a dispute settlement with Growell.  In addition, as a result of the Company’s cost reduction measures taken in the fourth quarter, our selling, general, and administrative expenses include severance costs of $2.4 million and office relocation costs of $0.8 million.  These operating results are not necessarily indicative of our future performance.

During the fourth quart of 2004, although our revenues were comparable to prior year, we had a decrease in revenue of $2.1 million compared to the third quarter due to an unanticipated and temporary decrease in orders from one of our customers, Samsung.  In addition, included in our fourth quarter cost of sales is a $0.4 million charge related to certain hinge finished goods used in Samsung’s cell phone models which were nearing its end of life.  The Company experienced a gross loss of $0.4 million for the fourth quarter due to the one time charge of cost of sales and also due to the fact that our cost of sales from our Liquidmetal bulk alloy segment includes primarily fixed costs from our labor and equipment expenses.

These statements should be read in conjunction with restatement footnote 2 in the notes to consolidated financial statements in the fiscal 2003 annual report on Form 10-K filed on November 10, 2004, which reflects the restatements of prior year transactions.

Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of our equipment manufacturing operations and retail golf business. The revenue, costs and expenses, assets and liabilities, and cash flows of the equipment manufacturing and our retail golf businesses were segregated in our accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows.  The net operating results, net assets, and net cash flows of the equipment manufacturing and retail golf businesses were reported as discontinued operations in our annual consolidated financial statements and in the condensed consolidated financial statements included in this report on Form 10-K. (see Note 17)

	For the Three Months Ended
	12/31/04	9/30/04	6/30/04	3/31/04
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$2,471	$4,615	$4,055	$6,288
Cost of sales	2,895	3,241	2,475	3,557
Gross profit (loss)	(424)	1,374	1,580	2,731
Operating expense:
Selling, general, and administrative	2,413	3,569	2,544	3,065
Research and development	407	374	345	341
Total operating expenses	2,820	3,943	2,889	3,406

Loss from operations	(3,244)	(2,569)	(1,309)	(675)
Loss on extinguishments of debt	—	(1,663)

Change in value of warrants, net	(99)	(434)	694	586
Other income (expense), net	—	302	—	—

Interest income (expense), net	(358)	(1,805)	(1,144)	(259)

Loss from operation before income taxes and discontinued operations	(3,701)	(6,169)	(1,759)	(348)

Income taxes	—	—	—	—

Loss from continuing operations	(3,701)	(6,169)	(1,759)	(348)

Loss from discontinued operations, net of tax	—	—	(356)	(393)

Net loss	$(3,701)	$(6,169)	$(2,115)	$(741)

Loss per share from continuing operations – basic and diluted	$(0.09)	$(0.15)	$(0.04)	$(0.01)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,610	41,610	41,610	41,610

	For the Three Months Ended
	12/31/03	9/30/03	6/30/03	3/31/03
			(restated)	(restated)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$2,645	$3,281	$4,533	$3,199
Cost of sales	6,761	4,595	4,146	2,660
Gross profit (loss)	(4,116)	(1,314)	387	539
Operating expense:
Selling, general, and administrative	5,435	3,661	4,571	4,062
Research and development	1,025	981	2,736	4,038
Impairment of goodwill	184	—	—	—
Impairment of long-lived assets	2,684	—	—	—
Total operating expenses	9,328	4,642	7,307	8,100

Loss from operations	(13,444)	(5,956)	(6,920)	(7,561)

Interest income (expense), net	(86)	(53)	(12)	65

Gain on sale of marketable securities held-for-sale	—	—	1,178	—

Loss from operations before income taxes, minority interest and discontinued operations	(13,530)	(6,009)	(5,754)	(7,496)

Income taxes	—	—	—	—

Minority interest in loss (income) of consolidated subsidiary	(5)	23	10	(7)

Loss from continuing operations	(13,535)	(5,986)	(5,744)	(7,503)

Income (loss) from discontinued operations	(412)	(115)	(317)	7

Net loss	$(13,947)	$(6,101)	$(6,061)	$(7,496)

Loss per share from continuing operations – basic and diluted	$(0.33)	$(0.14)	$(0.14)	$(0.18)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,610	41,610	41,597	41,390

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities, including our discontinued equipment manufacturing operations, used cash of $6.3 million for the year ended December 31, 2004.  Our operating activities, including our discontinued equipment manufacturing and retail golf operations, used cash of $26.5 million for the year ended December 31, 2003. Cash used in operating activities for the year ended December 31, 2004 resulted from net cash used by continuing operations of $6.4 million offset by net cash provided by discontinued operations of $0.1 million. Cash used in operating activities for the year ended December 31, 2003 resulted from net cash used by discontinued operations of $2.4 million and net cash used by continuing operations of $24.1 million. Our working capital (deficit) was $(9.7) million as of December 31, 2004.

Our investing activities used cash of $0.3 million for the year ended December 31, 2004 for the acquisition of property and equipment of $0.1 million and investment in patents and trademarks of $0.3 million.  These expenditures were offset by proceeds from sale of property and equipment of $0.1 million.

Our cash provided by financing activities was $3.9 million for the year ended December 31, 2004, which consists of $9.9 million in proceeds from borrowings from our senior convertible debt offset by $5.2 million on repayment of borrowings, $0.1 million of repayment of other liabilities, and increase in restricted cash of $0.8 million.

We anticipate that our capital expenditures will be approximately less than $0.5 million for the full year 2005 for the acquisition of furniture, fixtures, and other business equipment. This amount is subject to change, however, depending upon the nature and the amount of the product orders that we actually receive from customers.

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

Our business is based on commercializing an entirely new and unique technology, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about order flow, unit volumes, manufacturing efficiencies, product cost and pricing, continuing technology improvements, customer adoption practices, strategic licensing relationships and other relevant matters. These assumptions take into account recent significant cost reductions, as well as recent improvements to our manufacturing processes. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $125.3 million as of December 31, 2004. Cash used in continuing operations for the years ended December 31, 2004 and December 31, 2003 was $6.4 million and $24.1 million, respectively.  At December 31, 2004, our principal source of liquidity was $0.7 million of cash and cash equivalents and trade accounts receivables of $1.7 million.   Such conditions raise substantial doubt that our Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.  These operating results occurred while we were developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on our financial resources. The ultimate success of the Company depends on our ability to continue to reduce operating costs, generate higher revenue, achieve positive cash flow from continuing operations and achieve profitability.

On March 3, 2004, we sold $9.9 million of 6.0% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm that served as a financial advisor to the Company for the transaction.  The notes were convertible at any time into our common stock at a price of $3.00 per share.  Investors in the private placement received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants.  In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction. (see Note 14 to the Consolidated Financial Statements)

On August 19, 2004, the Company completed a private exchange offer for its March Notes.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”), collectively referred to as “Exchange Notes”.  In addition, the Company redeemed approximately $4.5 million of the March Notes in cash.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our plant in South Korea.  The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the completion of the exchange offer.  A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  As of December 31, 2004, we were in breach of a covenant in the Note Exchange Agreement requiring us to become current in our SEC filings, as well as file a registration statement with the SEC for the shares into which the notes are convertible, within 90 days of the issue date of the new notes.  If written notice of default is delivered to us for breach of this covenant, then we will have a period of 30 days to cure the breach before it becomes an event of default under the notes, and if the breach is not cured during such time period, the holders of the notes will become entitled to accelerate the remaining balance of their respective notes and declare them immediately due and payable.  As of the date of the filing of this Form 10-K, we have not received a notice for demand for payment as a result of not meeting the registration and listing requirements.

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

In March 1996, we entered into a distribution agreement whereby we granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid us a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $0.8 million has not been refunded as of December 31, 2004, and we do not believe the third party is entitled to a refund. On March 28, 2003, the distribution agreement was terminated and we entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by our Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by our Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If, by March 28, 2006, we have not paid $0.4 million in commission payments, the balance between commissions paid and $0.4 million will be paid by April 30, 2006, thereby guaranteeing the third party a $0.4 million minimum payment during the term of the agreement. We will recognize the unearned distribution fee of $0.8 million as revenue proportionately with the payment of commissions under the letter agreement.

USE OF PROCEEDS

Pursuant to our Registration Statement on Form S-1 (Registration No. 333-73716), as amended, initially filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002, we closed an initial public offering of 5,000,000 shares of common stock on May 28, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an over allotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated aggregate cash proceeds during the second quarter 2002 of $78.4 million. The net proceeds were $70.7 million after deducting underwriting commissions of $5.5 million and other transaction fees of $2.2 million. The managing underwriters for the Offering were Merrill Lynch & Co., UBS Warburg, and Robert W. Baird & Co.

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

On March 3, 2004, the Company issued $9.9 million of 6.0% senior convertible notes due 2007, which was exchanged in August 2004, to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm (the “Placement Agents”) that served as a financial advisor to the Company for the transaction (see Note 14).  The Company used $0.6 million of the proceeds to pay various agents as issuance costs of the notes in March 2004.  From June through August 2004, the Company redeemed $4.5 million of the outstanding note balance in cash.   We used the remaining proceeds of $3.3 million for working capital needs and used $0.8 million as collateral held in certificate of deposit to finance a certain insurance policy.   As of December 31, 2004, $0.7 million of the proceeds are held as cash and cash equivalents.  The remaining proceeds of $0.7 million will be used for working capital needs.

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

We have made no arrangements of the types described in any of the categories that may have a material current or future effect on our financial condition, liquidity or results of operations. See Note 12 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

The following table of material debt and lease commitments at December 31, 2004, summarizes the effect these obligations are expected to have on our cash flow in the future periods set forth below (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands, except per share data)
Contractual Obligations
Long-term debt	$9,460	$6,842	$2,618	$—	$—
Capital lease obligation	212	134	78	—	—
Operating leases and rents	2,240	1,215	952	73	—
Growell settlement payable	3,246	3,246	—	—	—
Consulting services payable	172	172
Dongyang payable	28	28	—	—	—

Total	$15,358	$11,637	$3,648	$73	$—

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

•                                          We value inventories at lower of cost or net realizable value. Management has determined net realizable value to be equal to the selling price of the products to be produced and sold less the cost of disposal. In the event, in future periods, the actual selling prices exceed the estimate for selling prices less cost to sell, an adjustment would be made and income would increase in the period of such determination. Likewise, in the event, in future periods, actual selling prices are lower than the estimate for selling prices, an adjustment would be made and income would decrease in the period of such determination.  During 2003 we reduced the carrying value of raw materials held by our subsidiary, Liquidmetal Korea, by the amounts considered to be obsolete.  During 2003 we reduced the carrying value of our inventories by $1.0 million as we determined that certain raw material and inventories exceeded their net realizable value as of December 31, 2003.   Additionally, we recorded a write-down of $2.8 million of raw material and machine inventory associated with the settlement of a dispute with a customer, Growell, in December 2003.  Such write-down adjustments are included within Cost of Sales. (see Note 6)

•                                          We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be realized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

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

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

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

Interest Rates. We are exposed to market risks relating to changes in interest rates.  Although we do not currently have any borrowings with variable interest rates, fluctuations in interest rates may have a negative impact to any future borrowings.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are located beginning on page 59 of this report. The supplementary financial information required by this item is located under the caption “QUARTERLY RESULTS” in Item 7 of this report.

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.  During the course of the audit of our financial statements for the fiscal years ended December 31, 2001, 2002, and 2003, it was determined that revenues from certain equipment sales made by the Company to Growell Metal Co., Ltd. in the third and fourth quarters of 2002 and the first quarter of 2003 should not have been recognized in those periods.  It was also determined that certain amounts relating to sales made to Samsung in December 2002, to JS Technologies in September 2002, and AM Corporation in December 2002 should not have been recognized.  It also  was determined that compensation expense related to certain stock options granted in 2001 and 2002 were not calculated in accordance with generally accepted accounting principles under APB Opinion No. 25, SFAS No. 123, and EITF 00-23.  These determinations and the associated restatement of previously issued financial statements, as described more fully elsewhere in the Form 10-K for the year ended December 31, 2003, filed on November 10, 2004, suggest that, at the time of the subject transactions and the preparation of our financial statements for the relevant periods, the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) were ineffective as of the period covered by the Form 10-K filed on November 10, 2004 for purposes of ensuring that all information required to be disclosed by the Company was adequately accumulated and communicated to the Company’s management at such time.

Within the 90 days prior to the date of this annual report, Liquidmetal Technologies (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2004 of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Vice President Finance have concluded that these disclosure controls and procedures were ineffective by reason of the material weaknesses mentioned in more detail below in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this annual  report on Form 10-K.

Update on Management’s Assessment of Internal Control Over Financial Reporting. The time and resources committed to the restatement of prior periods’ financial statements as aforementioned delayed our internal timetable with respect to our documentation, assessment and evaluation of internal control over financial reporting, which are required to be undertaken  to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"). Due in part to the issues described in the foregoing paragraph, management’s assessment of the effectiveness of our internal control over financial reporting has been substantially delayed, which in turn has delayed the Company’s independent registered public accounting firm, Stonefield Josephson, in performing  its audit of management’s assessment of the effectiveness of internal control over financial reporting pursuant to  SOX 404.

Based on the foregoing, this initial filing of our Annual Report on Form 10-K does not include management’s assessment of internal controls over financial reporting nor Stonefield Josephson’s report relating to our assessment of the effectiveness of internal control over financial reporting.  Additionally, Stonefield Josephson has notified us that it may not have  sufficient time to complete its work relating to our internal controls by the 45-day extension deadline to file management’s report on internal controls in an amended Form 10-K, which is  April 30, 2005.

In making our assessment of internal control over financial reporting, management will use the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). To date, management has identified several control deficiencies, some of which have been determined to be material weaknesses on internal control over financial reporting.  As a result of the material weaknesses identified below, management has determined that when it finishes its assessment, it will conclude that it did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in COSO.   In addition, we

expect that the material weaknesses will result in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal controls.

While management has not completed its evaluation of our internal controls, and may identify additional material weaknesses, management has identified the following material weaknesses as of March 20, 2005:

1. Lack of adequate segregation of duties in accounts payable and accounts receivable involving cash receipts and deposits, bank reconciliations, cash disbursements, purchasing, and accounts receivable reconciliations;

2. Lack of adequate controls and monitoring of payroll and payroll processing, currently outsourced to a third party provider; and

3. Lack of documentation to evidence reviews of certain reconciliations; lack of documentation of authorization of transactions; manual performance of numerous procedures that could be automated using current reporting systems.

Management believes that it has taken appropriate steps to address these material deficiencies subsequent to December 31, 2004, including hiring an independent consulting firm to identify and propose remedial actions to address and mitigate the deficiencies.  However, management is not able to conclude that our internal control over financial reporting are effective as of December 31, 2004 because the deficiencies were not identified and remedial actions were not implemented until after  December 31, 2004.  In addition, our auditors may not have sufficient time to test our assertions over internal control and, therefore, expect to provide an adverse opinion on the effectiveness of our internal control over financial reporting.  In addition, we cannot assure you that we will not discover and subsequently report additional material internal control weaknesses and deficiencies.

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004.  The Company is currently in the process of re-evaluating its internal controls pursuant to SOX 404 (see Item 9A Controls and Procedures, Evaluations of disclosure controls and procedures).

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is a table identifying our current directors and executive officers:

Name	Age	Position

John Kang	42	Chairman of the Board

John Thorne	64	President and Chief Executive Officer

James Kang	44	Director and Founder

William Johnson, Ph.D.	56	Director

Dean Tanella	44	Director

Vincent Addonisio	49	Director (Audit Committee Chairman)

Robert Biehl	61	Director

CK Cho	49	Director

David Binnie	55	Senior Vice President of Administration and Secretary

Tony Chung	35	Vice President of Finance

John Kang was re-elected as Chairman of our Board of Directors in August 2003.   He has been a director of our Company since 1994.  From December 1994 to December 2000, he served as Chairman of our Board of Directors in a non-employee capacity, and from December 2000 to June 2001 he served as Chairman of our Board of Directors in an employee capacity.  From June 2001 to December 2004, he served as our Chief Executive Officer and President. From July 1996 to September 2000, Mr. Kang served variously as Chief Executive Officer, President, and a director of Medical Manager Corporation, a public company traded on the Nasdaq National Market until its sale in September 2000 to WebMD Corporation. From 1988 to 1995, he was Chairman of the board of directors of Clayton Group, Inc., a private company engaged in the distribution of waterworks equipment.  Mr. Kang received a B.A. degree in Economics from Harvard College in 1985.  Mr. Kang is the brother of James Kang, the former Chairman of our board of directors.

 John Thorne joined Liquidmetal in November 2004 and began serving as our President and Chief Executive Officer in January 2005. Mr. Thorne has more than 35 years of leadership and management experience in fabrication, casting, product development, technical management and P&L responsibility with high-performance alloy and specialty metals companies, including Ruger Investment Casting Division of Sturm, Ruger & Co., Inc., IMI Titanium, Inc., Precision Castparts Corporation and Howmet Corporation. Currently, he is President and CEO of Thorne Technologies, LLC, an Arizona-based metallurgical engineering and management consulting firm serving high technology metals industries. He holds a bachelor degree in Metallurgical Engineering and an MBA in Business Administration from Cornell University, and an MSE and Ph.D. in Metallurgical Engineering from the University of Michigan.

James Kang has served as a director since December 1994 and as executive Founder of our company since August 2003.  From December 1994 to June 2001, he served variously as our Chief Executive Officer, President, and Chairman.  Mr. Kang received a B.A. degree in Marketing from the University of Illinois in 1983, and an M.B.A. degree from the Kellogg School of Management at Northwestern University in 1985.  Mr. Kang is the brother of John Kang, our Chairman of the Board of Directors, who was also our Chief Executive Officer and President during 2004.

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

Robert Biehl has served as a director since January 2005.  Mr. Biehl founded the Masterplanning Group International and as President, personally consulted over 400 clients and mentored over 2,500 executives and world leaders.  Prior to starting Masterplanning Group, Mr. Biehl was an executive staff of World Vision International where he designed and developed the Love Loaf Program, which has raised millions of dollars worldwide.  He has also published many books in the area of personal and organizational development.  Mr. Biehl received his B.A. degree in psychology and a Masters Degree in Counseling from Michigan State University.

CK Cho was elected as a director in January 2005.  Mr. Cho has over 18 years of experience with Samsung Electronics and managed over $700 million annual procurement budget responsible for semi-conductor and telecommunication equipment and other electronic components.  He is also the CEO of Winvest Venture Partners Inc.  Mr. Cho received his bachelors degree majoring in Business Administration and Material Sciences from the Korea University of Seoul.

David Binnie has been Senior Vice President-Administration and Corporate Secretary since December 2003. Previously, he served as Senior Vice President for Human Resources, a position he had held since October 2001.  Prior to joining Liquidmetal Technologies, Binnie was a senior official with the School District of Hillsborough County, Florida, where he served as the Assistant Superintendent for Human Resources. Hillsborough County is currently the 10th largest school system in the United States with over 191,000 students and over 32,000 employees.  Mr. Binnie earned degrees at the Bachelors (Education 1971), Masters (Education, 1973) and Doctorate (Education Leadership, 1985) levels at the University of South Florida.

Tony Chung has been our Vice President of Finance since October 2004, prior to which he served as our Director of Finance upon joining the Company in May 2004.  From September 1992 to May 2004, Mr. Chung served in a variety of senior finance capacities at various companies including Everdream Corporation, a startup venture specializing in IT outsourcing, and MAI Systems Corporation, a publicly traded company that develops and licenses hotel management software.  Mr. Chung is a Certified Public Accountant and served eight years at KPMG as an Audit and Consulting Manager for several large multinational companies.  He received his B.S. degree specializing in accounting and finance from the University of California at Berkeley in 1992 at The Haas School of Business. Mr. Chung is currently pursuing a Juris Doctorate Degree with Pacific Coast University School of Law and expects to receive his degree in June 2006.

Change in Principal Financial Officer

On November 3, 2004, David Nail resigned as our Vice President of Finance and ceased to be our principal financial officer.  On the same day, our board elected Tony Chung to serve as our Vice President of Finance and become our company’s principal financial officer.  Additional information regarding Mr. Chung is set forth above in this Item 10.

BOARD OF DIRECTORS

Terms of Directors

Our board of directors is divided into three classes (designated “CLASS I,” “CLASS II,” and “CLASS III”), as nearly equal in number as possible, with each class serving three-year terms expiring at the third annual meeting of stockholders after their elections or until their respective successors have been elected and qualified.  CLASS I currently consist of the following directors whose term is scheduled to expire at the 2005 annual meeting of stockholders: John Kang, William Johnson, and Robert Biehl.  CLASS II currently consists of the following directors whose term is scheduled to expire at the 2006 annual meeting of stockholders:  Dean Tanella and CK Cho.  CLASS III currently consists of the following directors whose term will expire at the 2007 annual meeting of stockholders:  James Kang and Vincent Addonisio.

Audit Committee

Our board of directors has an Audit Committee that is currently comprised of Mr. Addonisio and Mr. Tanella.  The Audit Committee is responsible for reviewing the independence, qualifications, and activities of our independent certified accountants and our financial policies, control procedures, and accounting staff.  The Audit Committee is also responsible for the review of transactions between us and any officer, director, or entity in which an officer or director of Liquidmetal has a material interest.  Our board of directors has determined that Mr. Addonisio and Mr. Tanella each qualify as “audit committee financial experts” as defined by the regulations of the Securities and Exchange Commission.  The Audit Committee is governed by a written charter approved by the board of directors.

Compensation Committee

The Compensation Committee is comprised of Mr. Cho and Mr. Biehl. All of the members of the Compensation Committee are “independent directors,” as defined by the rules applicable to members of the Compensation Committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits. The Compensation Committee also administers our equity incentive plans.

Corporate Governance and Nominating Committee

A Corporate Governance and Nominating Committee (“the Committee”) was formed on February 18, 2003, and is comprised of Mr. Tanella and Mr. Biehl.  All members of the Committee are “independent directors,” as defined by the rules applicable to members of the Committee. The Committee is generally responsible for adopting policies, procedures, and practices designed to help ensure that our corporate governance policies, procedures, and practices continue to assist the board and our management in effectively and efficiently promoting the best interests of our shareholders. The Committee is also responsible for selecting and recommending for approval by the Board and the Company’s shareholders a slate of director nominees for election at each of the Company’s annual meetings of shareholders, and otherwise for determining the Board committee members and chairmen, subject to Board ratification, as well as recommending to the Board director nominees to fill vacancies or new positions on the Board or its committees that may occur or be created from time to time, all in accordance with the Company’s Bylaws and applicable law.

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

Code of Ethics

Our board of directors has adopted a Code of Ethics that is applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is attached as Exhibit 14 to the Annual Report on Form 10-K filed on November 10, 2004.

BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

During the year ended December 31, 2004, our executive officers and directors filed with the Securities and Exchange Commission on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them, except that John Kang, Chairman, disposed of 188,700 shares during various dates in 2004 as gifts to various individuals and organizations and James Kang, Director and Founder, disposed of 67,320 shares on January 5, 2004 as gifts to various individuals and organization.  These disposals were reported in John Kang’s Form 5 filed on February 17, 2005 and James Kang’s Form 4 filed on January 28, 2005.

Item 11. Executive Compensation

The following table sets forth certain information regarding compensation paid by us for each of our last three years to our Chief Executive Officer and each of our other executive officers during 2004 (collectively, the “named executive officers”).

					Long-Term Compensation
Name and Positions	Year	Annual Compensation			Shares Underlying Options Granted	All Other Compensation
				Other
				Annual
		Salary	Bonus	Compensation
John Kang (1)	2004	$208,586	—	—	—	—
Chairman of the Board	2003	$300,007	—	—	—	—
	2002	$116,671	—	—	—	—

John Thorne (2)	2004	$37,500	—	—	—	—
Chief Executive Officer	2003	—	—	—	—	—
and President	2002	—	—	—	—	—

James Kang (3)	2004	$300,004	—	—	—	—
Founder and Director	2003	$280,011	—	—	—	—
	2002	$373,334	—	—	2,877,420	—

David Binnie (4)	2004	$142,506	—	—	—	—
Senior VP of Administration	2003	$140,005	—	—	150,000	—
and Secretary	2002	$150,005	—	—	—	—

Tony Chung (5)	2004	$73,544	—	—	80,000	—
VP of Finance	2003	—	—	—	—	—
	2002	—	—	—	—	—

(1)          As of August 22, 2003, John Kang was named Chairman of our board of directors, in addition to already serving as Chief Executive Officer and President.  Mr.  Kang ceased to be our Chief Executive Officer as of January 14, 2005

(2)          As of January 14, 2005, John Thorne was named Chief Executive Officer and President of the Company.  Previously during 2004, Mr. Thorne served as a consultant.

(3)          As of August 22, 2003, James Kang became the executive Founder of the Company and ceased to be the Chairman of our board of directors.

(4)          Mr. Binnie joined Liquidmetal in October 2001 as Vice President of Human Resources and assumed the position of Senior Vice President of Administration and Secretary effective December 2003.

(5)          Mr. Chung joined Liquidmetal in May 2004 as Director of Finance and assumed the position of Vice President of Finance effective November 2004.

The following table sets forth information with respect to the aggregate stock option exercises by the executive officers named in the Summary Compensation Table during 2004 and the year-end value of unexercised options held by such executive officers.

Aggregate Option Exercises in Last Year and Year-End Values

	Shares Acquired on	Value	Number of Unexercised Options at Year End
	Exercise	Realized (1)	Exercisable	Unexercisable

John Kang	—	—	1,612,904	—

John Thorne	—	—	—	—

James Kang	—	—	2,845,162	32,258

David Binnie	—	—	69,355	112,904

Tony Chung	—	—	—	80,000

(1)                                  Represents the difference between the fair market value of the underlying shares at the time of exercise and the exercise price of the options exercised.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with the executive officers identified in Item 11 above, as follows:

John Kang.  On December 31, 2000, we entered into an employment agreement with John Kang that, as amended, provides for his employment as our Chief Executive Officer and President, and on August 22, 2003, Mr. Kang was named Chairman of our Board of Directors.  Mr. Kang’s employment agreement expires on December 31, 2005.  Mr. Kang receives an annual base salary equal to $200,000 per year, and his employment will terminate upon the earlier of his death, resignation, disability, or termination by the board of directors for any reason.  If we terminate Mr. Kang’s employment without cause, or if Mr. Kang terminates his own employment upon a change of control of our company or for other good reason, as defined in the agreement, we are responsible for paying Mr. Kang a lump-sum cash payment equal to 200% of Mr. Kang’s annual base salary plus the average cash bonus during the two full fiscal years immediately preceding the termination.  Pursuant to the agreement, Mr. Kang was issued options to purchase 1,612,904 shares of our common stock at an exercise price of $4.65 per share.  The options expire on December 31, 2010 and vested immediately upon grant.  In addition, Mr. Kang is prohibited, during his employment with us and for one year after he is no longer employed by us, from soliciting any of our employees or competing with us in any manner.  Starting in May 2003, Mr. Kang and other members of senior management took a 10% voluntary decrease in their base salary and returned to full salary in June 2004.  Mr. Kang ceased to be our President and Chief Executive Officer as of January 14, 2005.

John Thorne.  On January 14, 2005, we entered into an employment agreement with John Thorne, which provides for his employment as the named Chief Executive Officer and President of our company.  Mr. Thorne’s employment expires April 30, 2005, and his term may continue subsequent to the expiration date on a month-to-month basis at the same salary if mutually agreed in writing at least 2 weeks prior to each extension.  His monthly salary is $20,834, and will receive 10,000 stock options on April 30, 2005, contingent on remaining as an employee until that time.

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

David Binnie.  On October 1, 2001, we entered into an employment agreement with David Binnie, which provides for his employment as the named Senior Vice President for Human Resources.  Mr. Binnie’s employment expires September 30, 2006, and his term may continue subsequent to the expiration date on a month-to-month basis at the same salary.  His annual salary is $150,000, and he received 100,000 stock options as part of the employment agreement.  In December 2003, Mr. Binnie was named as our Senior Vice President of Administration and Secretary.

Tony Chung.  On November 3, 2004, we entered into an employment agreement with Tony Chung, which provides for his employment as the named Vice President of Finance.  Mr. Chung’s employment expires November 2, 2007, and his term may continue subsequent to the expiration date on a month-to-month basis at the same salary.  His annual salary is $125,000, and he received 20,000 stock options as part of the employment agreement.

REPORT ON EXECUTIVE COMPENSATION

General

The Compensation Committee of our Board of Directors was established in 2002 and currently consists of CK Cho and Robert Biehl.  The Compensation Committee is comprised entirely of non-employee directors and is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits.  The Compensation Committee also administers our equity incentive plans.  The Compensation Committee also annually reviews and approves the compensation of John Thorne, our Chief Executive Officer and President.

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

Base Salary.  Base salary is the largest portion of the cash compensation package received by each of our executive officers.  The base salary of each of our executive officers is governed by employment agreements that were entered into during 2000 through 2005. Subject to the minimum amounts set forth in their respective employment agreements, we generally establish the base salary of each executive officer based, among other factors, on the Compensation Committee’s assessment of that executive officer’s position, responsibilities, experience, and performance.  Our philosophy is to pay base salaries sufficient to attract and retain highly qualified executives.  An executive officer’s level of responsibility is the primary factor used in determining base salary.  Individual performance also is considered in determining any salary adjustment.

The Compensation Committee reviews and approves all executive officer salary adjustments as recommended by the Chief Executive Officer and determines whether to increase the base salary above the amount set forth in their employment agreements.  The Compensation Committee reviews annually the performance of the Chief Executive Officer and establishes his base salary, subject to the minimum $250,000 annual base salary set forth in his employment agreement.   In 2004 and 2003, the Compensation Committee did not increase the base salary of any of the executive officers.

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

Awards of incentive bonuses generally are based on achieving corporate goals and a subjective evaluation of the contributions of individual executives toward the achievement of our business goals.  Eligibility for the bonus will be contingent upon the Company meeting or exceeding company-wide financial goals and successful attainment of individual goals for the position.  Both elements must be successfully met in order to be eligible for the bonus.  None of our executive officers received bonuses for 2003 and 2004 because the company-wide financial goals were not satisfied.

Equity-Based Compensation.

Our equity-based awards to our executive officers consist principally of stock options granted from time to time under our 2002 Equity Incentive Plan and our 1996 Stock Option Plan.  Stock option grants are based on various factors, including the executive officer’s position, responsibility and tenure, each executive officer’s ability to contribute to our future success, and the other elements of such executive officer’s compensation. Generally, we use equity-based compensation to better align the interests of our executive officers with those of our stockholders.  For 2004, the Compensation Committee approved awards of options to executive officers and certain members of senior management, with the sizes of the awards determined with reference to the scope of the position and the employees’ relative contributions to the Company.  In addition, three of our executive officers, John Kang, our Chief Executive Officer, James Kang, our executive Founder, and William Johnson, our Vice Chairman, own a significant amount of our common stock.

CEO Compensation

John Kang’s base salary for 2003, as our President and Chief Executive Officer, was originally set at $200,000, although Mr. Kang and other members of senior management took a 10% voluntary decrease in their base salary starting in May 2003, at which time Mr. Kang’s base salary was reduced to $180,000 per year.  This represents a decrease over Mr. Kang’s 2002 salary of $200,000.  Mr. Kang’s compensation reflects his status as a significant stockholder of the Company.  Accordingly, his base salary is lower than the base salary of CEOs of comparable companies.  Mr. Kang voluntarily waived his base salary from January 2004 through May 2004 in support of the Company’s strategic cash objectives.  In June 2004, Mr. Kang returned to his base salary of $200,000 and received his differential retroactive pay in equal installments over the remaining months of 2004.  As a significant stockholder in the Company, his overall compensation is tied directly to sustained increases in the Company’s value.

No bonus payments were made to Mr. Kang for 2003 and 2004 because the Compensation Committee determined not to pay any bonuses to any of our executive officers due to the Company missing its financial goals.  In addition, no options were granted to Mr. Kang in 2003 and 2004.  As of December 31, 2004, Mr. Kang held options and warrants to purchase 1,935,485 shares of our common stock, all of which were fully vested.

John Thorne’s base salary, as our President and Chief Executive Officer, effective January 14, 2005, is $250,008.  As of December 31, 2004, Mr. Thorne did not hold any options to purchase our common stock.

The Internal Revenue Code imposes a limitation on the deduction under Section 162(m) for certain executive officers’ compensation unless certain requirements are met. Our policy is to have all compensation fully deductible; however, we reserve the right to pay compensation that is not deductible if it is in our best interests.

Compensation Committee of the Board of Directors

CK Cho

Robert Biehl

December 31, 2004

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

No director who is an employee will receive separate compensation for services rendered as a director.  However, our employee directors are eligible to participate in our 2002 Equity Incentive Plan

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2004 by:

•  each of our directors and the executive officers identified in Item 10 above;

•  all directors and executive officers as a group, and

•  each person known by us to own beneficially more than 5% of the common stock.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to applicable community property laws.  As of December 31, 2004, there were 238 holders of record of our common stock.  For purposes of calculating amounts beneficially owned by a stockholder, the number of shares deemed outstanding includes 41,609,652 shares of common stock outstanding as of December 31, 2004.  In addition, shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2004 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the beneficial ownership of that person but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person.

	Beneficially Owned
Name	Shares	Percent

John Kang (1)	5,600,474	13%

James Kang (2)	7,003,904	17%

William Johnson	1,195,650	3%

David Binnie (3)	75,115	*

Dean Tanella (4)	26,120	*

Vincent Addonisio (5)	—	*

Robert Biehl	25,000	*

CK Cho (6)	185,102	*

John Thorne	—	*

Tony Chung (7)	47,250	*

All directors and executive officers as a group – 10 persons		34%

*  Less than one percent.

(1)          As of August 22, 2003, John Kang was named Chairman of our board of directors, in addition to already serving as Chief Executive Officer and President.  As of January 14, 2005, John Kang ceased to be our Chief Executive Officer and President.  The beneficial shares include:

(a) 1,612,904 shares that are issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of December 31, 2004.

(b) 322,581 shares issuable pursuant to a warrant held jointly by John Kang and Ricardo Salas (a former director of the company) that is currently exercisable; and

(c) 127,800 shares held by Mr. Kang’s minor children.

(2)          Includes 2,845,162 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of December 31, 2004.  Also includes 969 shares held by James Kang’s minor children. Does not include 32,258 shares issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2004.

(3)          Includes 69,355 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of December 31, 2004.  Also includes 760 shares held by Mr. Binnie’s family. Does not include 112,904 shares issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2004.

(4)          Includes 16,130 shares held by Mr. Tanella’s investment firm, HarborLight Diversified Fund, LP.  Also, includes 1,390 shares held by Mr. Tanella’s family.  Does not include 50,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

(5)          Does not include 70,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

(6)          Includes 109,678 shares held by Mr. Cho’s Investment firm, Winvest.

(7)          Does not include 80,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth certain information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:	6,899,164	$4.95	10,232,001

Equity compensation plans not approved by security holders:	—	—	—

Total	6,899,164	$4.95	10,232,001

Item 13. Certain Relationships and Related Transactions

In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by a former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000,000.  At December 31, 2003, the Company had a remaining receivable balance of approximately $500,000 due from LLPG, which was paid in full in March 2004.

The Company is a party to a license agreement with California Institute of Technology (“Caltech”) under which the Company exclusively licenses from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s Board of Directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to the Company under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   During 2003, the Company paid approximately $50,000 to Caltech representing the second and final installments on the approximately $150,000 aggregate fees related to this agreement.  Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the years ended December 31, 2004 and 2003, amounted to $0 and approximately $22,000, respectively.

A company managed and partially owned by one of the Company’s former directors provides technical support services and computer equipment to the Company.  During the year ended December 31, 2003, the Company incurred approximately $20,000 of expenses and equipment purchases related to this arrangement.  There were no expenses and payables to this Company as of December 31, 2004.

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company.  Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  During 2003, we incurred approximately $50,000 in consulting fees from Chitnis Consulting and incurred approximately $54,000 as of December 31, 2004.

Soo Buchanan, the sister of John Kang and James Kang, was employed by our company and was paid aggregate compensation of approximately $76,000 and $43,000 as of December 31, 2003 and 2004.  Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $90,000 and $54,000 as of December 31, 2003 and 2004, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of approximately $302,000.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  .  As a result, the Company accrued the $302,000 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal were reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.

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

Stonefield Josephson, Inc.

Stonefield Josephson, Inc. was engaged in May 2004 and has served as our independent public accountants during the year ended December 31, 2003 and 2004.

The following table summarizes the aggregate fees billed to the Company by Stonefield for professional services:

Fees	2003, 2002, and 2001	2004
Audit Fees (1)	$760,000	$150,000

(1) Audit Fees. Fees for audit services billed in 2004 consisted of:

•                  Audit of the Company’s annual financial statements for 2003, 2002, and 2001;

•                  Review and audit of the Company’s quarterly and annual financial statements for 2004, respectively.

Deloitte & Touche LLP

The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP for professional services performed in 2003:

Fees	2003
Audit Fees (1)	$296,021
Tax Fees (2)	68,435

Total	$364,456

(1) Audit Fees. Fees for audit services billed in 2003 consisted of:

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

(2) Tax Fees. Fees for tax services billed in 2003 and 2002 consisted of tax compliance and tax planning/advice

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

2. Financial Statement Schedules. See the last page of Consolidated Financial Statements.

3. Exhibits. See Item 15(c) below.

(b)  Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 2004:

Date Filed	Date of Report	Item

October 19, 2004	October 18, 2004	The Company filed a news release under Item 7.01 of Form 8-K announcing the status of the company’s external audit and Form 10-K filing.

November 10, 2004	November 10, 2004	The Company filed a news release under Item 7.01 of Form 8-K announcing the status of the company’s external audit and Form 10-K filing.

November 23, 2004	November 22, 2004

The Company announced under Item 8.01 of Form 8-K that in a letter and decision dated November 18, 2004, the Listing Council notified the Company that it affirms the Panel’s decision to delist the Company’s securities from The Nasdaq National Market.

December 17, 2004	December 17, 2004

The Company filed a news release under Item 5.02 of Form 8-K announcing the appointment of John K. Thorne as Interim President and Chief Executive Officer.  Also included in the press release is the stepping down of Thian-Song Tjoa as a member of our Board of Directors, and the elections of Robert J. Biehl and C.K. Cho to the Board.  The appointment and elections will become effective on January 1, 2005.

December 23, 2004	December 23, 2004	The Company filed a news release under Item 2.02 of Form 8-K announcing the results of operations for the quarter ended March 31, 2004.

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

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2003)
3.2	—	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on August 14, 2003)
4.1	—	Reference is made to Exhibits 3.1 and 3.2.
4.2	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003)
10.1	—

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

10.13*	—	Employment Agreement, dated October 1, 2001, between Liquidmetal Technologies, Inc., and David Binnie. (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on November 10, 2004)
10.14*	—	Employment Agreement, dated November 3, 2004, between Liquidmetal Technologies, Inc. and Tony Chung. (incorporated by reference to Exhibit 10.14 to the Form 10-K filed on November 10, 2004)
10.15*	—

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

Employment Separation Agreement, dated December 31, 2003, between Liquidmetal Technologies, Inc. and Brian McDougall. (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on November 10, 2004)

10.18*	—	Letter Agreement, dated February 26, 2004, between Brian McDougall and Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 10.18 to the Form 10-K filed on November 10, 2004)
10.19*	—	Employment Agreement, December 1, 2002, between Liquidmetal Technologies, Inc. and Thomas Trotter. (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on November 10, 2004)
10.20*	—

Employment Separation Agreement, dated November 6, 2003, between Liquidmetal Technologies, Inc. and Thomas Trotter. (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on November 10, 2004)

10.21*	—

Separation and Consulting Agreement, dated November 15, 2001, between Liquidmetal Technologies, Inc. and Shekhar Chitnis, together with Consulting Agreement attached as Exhibit A (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

10.22	—

Warrant for Purchase of Shares of Common Stock, dated February 21, 2001, granted by Liquidmetal Technologies, Inc. to John Kang and Ricardo Salas (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

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

Share Transfer Agreement, dated February 28, 2004, among Liquidmetal Korea Co. Ltd., Sun Joo Ho, and Dongyang Induction Co. Ltd. (incorporated by reference to Exhibit 10.28 to the Form 10-K filed on November 10, 2004)

10.29	—	Settlement Agreement, dated January 10, 2004, between Liquidmetal Korea Co., Ltd. and Growell Metal Co., Ltd. (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on November 10, 2004)
10.30	—

Amended and Restated Securities Purchase Agreement, dated March 1, 2004, among Liquidmetal Technologies, Inc., Michigan Venture Capital Co., Ltd., and the investors identified as “Purchasers” therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2004).

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

Form of 10% Senior Secured Notes Due 2005 of Liquidmetal Technologies, Inc. issued pursuant to Note Exchange Agreement filed as Exhibit 10.2 hereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 20, 2004).

10.43	—

Form of 6% Senior Security Note Due 2007 of Liquidmetal Technologies, Inc. issued pursuant to Note Exchange Agreement filed as Exhibit 10.3 hereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 20, 2004).

10.44	—

Note Exchange Agreement, dated July 29, 2004, among Liquidmetal Technologies, Inc and Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 20, 2004).

10.45	—	10% Senior Secured Notes Due 2005 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 20, 2004).
10.46	—	Form of 6% Senior Security Note Due 2007 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on August 20, 2004).
10.47	—	Employment Agreement, dated January 14, 2005, between Liquidmetal Technologies, Inc. and John Thorne.
14	—	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004)
21	—	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21 to the Form 10-K filed on November 10, 2004)
23.1	—	Consent of Stonefield Josephson
24.1	—	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

*             Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ John Thorne
John Thorne
President and Chief Executive Officer

Date: March 21, 2005

	By:	/s/ Tony Chung
Tony Chung
Vice President of Finance
Date: March 21, 2005

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Thorne and Tony Chung and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kang	Chairman of the Board and Director	March 21, 2005
John Kang

/s/ John Thorne	Chief Executive Officer and President (Principal Executive Officer)	March 21, 2005
John Thorne

/s/ James Kang	Founder and Director	March 21, 2005
James Kang

/s/ William Johnson	Director	March 21, 2005
William Johnson

/s/ Robert Biehl	Director	March 21, 2005
Robert Biehl

/s/ Vincent Addonisio	Director	March 21, 2005
Vincent Addonisio

/s/ Dean Tanella	Director	March 21, 2005
Dean Tanella

/s/ CK Cho	Director	March 21, 2005
CK Cho

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004.  Our audit also included the financial statement schedule listed at index in Item 15(a) as of and for the years ended December 31, 2004.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Irvine, California

Certified Public Accountants

March 3, 2005

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$742	$3,127
Restricted cash	754	—
Trade accounts receivable, net of allowance for doubtful accounts of $108 and $127	1,668	3,748
Inventories	2,353	2,060
Prepaid expenses and other current assets	930	395
Assets available for sale, net	—	827
Total current assets	6,447	10,157

PROPERTY, PLANT AND EQUIPMENT, NET	16,434	17,743
IDLE EQUIPMENT	1,906	1,671
LONG-TERM INVENTORY	1,810	—
OTHER INTANGIBLE ASSETS, NET	1,143	984
OTHER ASSETS	768	297
Total assets	$28,508	$30,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$4,969	$3,683
Settlement payable	3,246	2,765
Deferred revenue	900	1,435
Long-term debt, current portion	5,991	1,032
Other current liabilities	1,032	1,940
Total current liabilities	16,138	10,855

LONG-TERM DEBT, NET OF CURRENT PORTION	2,618	3,015
OTHER LIABILITIES	892	814
Total liabilities	19,648	14,684

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	5

SHAREHOLDERS’ EQUITY:

Common stock, $0.001 par value per share, 100,000,000 shares authorized; 41,609,652 shares issued and outstanding at December 31, 2004 and December 31, 2003	42	42
Additional paid in capital	132,160	128,581
Unamortized stock-based compensation	—	(128)
Accumulated deficit	(125,313)	(112,587)
Accumulated other comprehensive income	1,971	255
Total shareholders’ equity	8,860	16,163
Total liabilities and shareholders’ equity	$28,508	$30,852

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
			(restated)

REVENUE, Net	$17,429	$13,658	$9,138
COST OF SALES	12,168	18,162	5,656
Gross (loss) profit	5,261	(4,504)	3,482
OPERATING EXPENSES:
Selling, general and administrative	11,591	17,729	13,099
Research and development	1,467	8,780	11,825
Impairment of goodwill	—	184	—
Impairment of long lived assets	—	2,684	—
Total operating expenses	13,058	29,377	24,924
LOSS BEFORE INTEREST, OTHER INCOME, INCOME TAXES MINORITY INTEREST AND DISCONTINUED OPERATIONS	(7,797)	(33,881)	(21,442)
Loss from extinguishments of debt	(1,663)	—	—
Change in value of warrants, net	747	—	—
Other income	302	—	—
Other expense	—	—	—
Interest expense	(3,603)	(390)	(1,109)
Interest income	37	304	506
Gain on sale of marketable securities held-for-sale	—	1,178	832
LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(11,977)	(32,789)	(21,213)

Income taxes	—	—	—

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(11,977)	(32,789)	(21,213)

Minority interest in loss of consolidated subsidiary	—	21	118

LOSS FROM CONTINUING OPERATIONS	(11,977)	(32,768)	(21,095)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net	(749)	(964)	83
Gain (loss) from disposal of discontinued operations, net	—	127	1,556
NET LOSS	(12,726)	(33,605)	(19,456)
OTHER COMPREHENSIVE GAIN (LOSS):
Foreign exchange translation gain (loss) during the period	1,716	211	(28)
Net unrealized gain (loss) on marketable securities available-for-sale	—	(1,668)	1,668
COMPREHENSIVE LOSS	$(11,010)	$(35,062)	$(17,816)

PER COMMON SHARE BASIC and DILUTED:
Loss from continuing operations	$(0.29)	$(0.79)	$(0.54)
Gain (Loss) from discontinued operations	$(0.02)	$(0.02)	$0.04
Net loss	$(0.31)	$(0.81)	$(0.50)

Number of weighted average shares – basic and diluted	41,610	41,505	38,714

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Unamortized Stock-based Compen- sation	Accumu- lated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
					(restated)	(restated)	(restated)

Balance, December 31, 2001 (as restated)	456,857	$5,577	35,023,515	$29,752	$23,915	$(7,294)	$(59,526)	$72	$(7,504)
Common stock issued	—	—	5,229,000	78,435	—	—	—	—	78,435
Transaction expenses of initial public offering including commissions	—	—	—	(7,714)	—	—	—	—	(7,714)
Stock options exercised	—	—	299,873	504	—	—	—	—	504
Conversion of preferred stock to common stock	(456,857)	(5,577)	456,857	5,577	—	—	—	—	—
Stock-based compensation	—	—	—	—		4,694	—	—	4,694
Unamortized stock option based compensation	—	—	—	—	(2,340)	2,340	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	(28)	(28)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	1,668	1,668
Net loss (as restated)	—	—	—	—	—	—	(19,456)	—	(19,456)

Balance, December 31, 2002 (as restated)	—	$—	41,009,245	$106,554	$21,575	$(260)	$(78,982)	$1,712	$50,599

Stock options exercised	—	—	684,165	1,149	—	—	—	—	1,149
Repurchase of shares	—	—	(93,758)	(653)	—	—	—	—	(653)
Change in par value due to Reincorporation	—	—	—	(107,008)	107,008	—	—	—	—
Stock-based compensation	—	—	10,000	—	100	25	—	—	125
Unamortized stock option based compensation	—	—	—	—	(107)	107	—	—	—
Purchase of common stock of subsidiaries	—	—	—	—	5	—	—	—	5
Foreign exchange translation gain	—	—	—	—	—	—	—	211	211
Reclassification for net realized gain	—	—	—	—	—	—	—	(1,668)	(1,668)
Net loss	—	—	—	—	—	—	(33,605)	—	(33,605)

Balance, December 31, 2003	—	$—	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163

Stock-based compensation	—	—	—	—	261	15	—	—	276
Unamortized stock-based compensation	—	—	—	—	(113)	113	—	—	—
Beneficial conversion feature	—	—	—	—	3,424	—	—	—	3,424
Warrants cancelled	—	—	—	—	7	—	—	—	7
Foreign exchange translation gain	—	—	—	—	—	—	—	1,716	1,716
Net loss	—	—	—	—	—	—	(12,726)	—	(12,726)

Balance, December 31, 2004	—	$—	41,609,652	$42	$132,160	$—	$(125,313)	$1,971	$8,860

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Years Ended December 31,
	2004	2003	2002
			(restated)
OPERATING ACTIVITIES:
Net loss	$(12,726)	$(33,605)	$(19,456)
Add (gain) loss from operations and loss on disposition of discontinued operations	749	837	(1,639)
Loss from continuing operations	(11,977)	(32,768)	(21,095)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of long lived assets	—	2,684	—
Impairment of goodwill	—	184	—
Loss from Growell settlement	—	2,765	—
Gain on sale of marketable securities held-for-sale	—	(1,178)	(832)
Gain on disposal of property and equipment	4	—	—
Minority interest	—	(21)	(118)
Bad debt expense	84	(28)	921
Warranty expense	288	(297)	237
Depreciation and amortization	3,444	4,354	1,513
Loss on extinguishments of debt	1,663	—	—
Amortization of debt discount	2,860	—	912
Stock-based compensation	276	123	2,203
Gain from change in value of warrants	747	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,996	1,660	(5,319)
Inventories	(2,103)	(100)	(1,432)
Prepaid expenses and other current assets	(535)	1,689	(990)
Other assets	(869)	83	(189)
Accounts payable and accrued expenses	414	(5,969)	5,990
Deferred revenue	(535)	38	567
Other liabilities	(2,154)	2,661	—
Net cash used by continuing operations	(6,397)	(24,120)	(17,632)
Net cash provided (used) by discontinued operations	73	(2,429)	(2,756)
Net cash used by operating activities	(6,324)	(26,549)	(20,388)
INVESTING ACTIVITIES:
Purchases of property and equipment	(73)	(2,329)	(23,527)
Proceeds from sale of property and equipment	38	—	—
Purchase of marketable securities held-for-sale	—	—	(2,000)
Proceeds from sale of marketable securities held-for-sale	—	2,578	1,432
Acquisition of subsidiary, net of cash received	—	—	74
Investment in patents and trademarks	(273)	(298)	(144)
Net cash used by investing activities	(308)	(49)	(24,165)
FINANCING ACTIVITIES:
Proceeds from borrowings	9,924	5,488	3,500
Repayment of borrowings	(5,184)	(1,441)	(7,400)
Repayment of other liabilities	(135)	(72)	(14)
Restricted cash	(754)	—	—
Proceeds from issuance of common stock, net of offering costs	—	—	70,721

Stock options exercised	—	899	504
Proceeds from issuance (repurchase) of common stock by subsidiaries, net	—	5	—
Net cash provided by financing activities	3,851	4,879	67,311
EFFECT OF FOREIGN EXCHANGE TRANSLATION	396	(212)	70
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,385)	(21,931)	22,828
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,127	25,058	2,230
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$742	$3,127	$25,058

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$640	$443	$52
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

In 2004, the Company sold its 51% ownership interest in Dongyang to the 49% minority shareholder, which resulted in a loss of $46 from disposal of discontinued operations.

In 2004, the Company sold assets and liability of its Taesung equipment manufacturing division in Korea to a third party which resulted in a loss of approximately $184.

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

In  2002, $2,570 in notes payable and accrued interest were converted to the Company’s common stock.

In 2002, the Company recorded a net addition to shareholders’ equity of $2,492 comprised of stock compensation and discounts on convertible notes payable in the discontinued retail golf operations. In 2002, there was a $98 foreign exchange loss effect in the discontinued retail golf operations.

In 2002, the Company entered into a lease agreement for $107 of office furniture that was recorded as a capital lease obligation.

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003, and 2002

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling, and the manufacture and sale of die casting and VIM equipment (see Note 3 for disclosure regarding the disposal of this segment). In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

On August 4, 2004, the Company established a post-processing plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100 percent owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business.  Weihai Liquidmetal is consolidated into Liquidmetal Technologies with all intercompany transactions eliminated.

2. Going Concern / Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $125,313 as of December 31, 2004.  Cash used for continuing operations for the year ended December 31, 2004 was $6397 and cash flow from continuing operations may be negative throughout fiscal year 2005.  At December 31, 2004, the Company’s principal source of liquidity is $742 of cash and cash equivalents and trade accounts receivable of $1,668.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.  These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology.  This business plan required significant spending related to start-up costs and capital expenditures.  These factors have placed a significant strain on the financial resources of the Company.  The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Capital requirements during the next 12 months will depend on numerous factors, including the success of existing products, the development of new applications for Liquidmetal alloys, and the resources devoted to develop and support Liquidmetal alloy products.  However, the Company anticipates capital expenditures in the next 12 months will be less than $0.5 million. The Company expects to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing capabilities, and for working capital and other general corporate purposes.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its wholly-owned subsidiaries, Liquidmetal Korea Co., Ltd. (“LMT Korea”), located in South Korea, Chusik Hoesa Dongyang Yudoro (“Dongyang”), now accounted for as a discontinued operations, and Liquidmetal Golf and its subsidiaries, which included the retail golf segment, now accounted for as a discontinued operations. The Company acquired its 51% interest in Dongyang in 2002.  The aggregate purchase price was $333 in cash.  As of March 2004, the Company divested of its 51% ownership in Dongyang to the minority shareholder.  In June 2004, the Company sold assets and liability of its Taesung equipment manufacturing division in Korea to a third party. Accordingly, the results of Dongyang and Taesung’s operations have been reclassified in the consolidated financial statements as discontinued operations (see Note 17).  Previously, the results of Donyang and Taesung’s operations have been included in the consolidated financial statements from the acquisition date.  All intercompany balances and transactions have been eliminated. A minority interest in Liquidmetal Golf is included in the consolidated financial statements as a component of the loss from operations of the discontinued retail golf segment (see Note 17).   Effective in 2003, management closed the Japan operations and the Seoul office, which did not result in a significant impact on the financial position or results of operations for any of the periods presented.   Also, effective in December 2003, management closed the Tampa office (see Note 12).  In August 2004, the Company established a post-processing plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100 percent owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business.

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

Restricted Cash. The Company considers all cash and cash equivalents held under restrictive accounts as restricted cash.

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

Trade Accounts Receivables. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory.  As of December 31, 2004, two customers represented 30%, or $497, of the total outstanding trade accounts receivable.  Two customers represent 95%, or $3,540, of total outstanding trade accounts receivable as of December 31, 2003.

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

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is provided on the straight-line method over the estimated useful lives of the assets, which is five years.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  During 2003, the Company recognized an impairment of long-lived assets in the amount of $2,684 (see Note 7).  There were no such impairment losses in 2004.

Fair Value of Financial Instruments. The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and all other current assets and liabilities approximate their fair value because of their short term maturities at December 31, 2004 and 2003, unless otherwise stated. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.  The fair value of the Company’s long-term debt is based on interest rates that would be available to the Company for the issuance of debt with similar terms.

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

 Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $239, $136, and $127 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Had the Company determined employee stock-based compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been as follows:

	For the years ended December 31,
	2004	2003	2002
			(restated)

Net loss from Continuing Operations:
As reported	$(11,977)	$(32,768)	(21,095)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	276	123	2,203
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(4,201)	(5,427)	(7,664)
Proforma net loss from continuing operations	$(15,902)	$(38,072)	$(26,556)

Basic and diluted net loss per share:
As reported	$(0.29)	(0.79)	(0.54)
Proforma	(0.38)	(0.92)	(0.69)

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

Translation of Foreign Currency. Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at year end. The financial statements of LMT Korea have been translated based upon Korean Won as the functional currency.  LMT Singapore’s and LMT Korea’s assets and liabilities were translated using the exchange rate at year end and income and expense items were translated at the average exchange rate for the year. The resulting translation adjustment was included in other comprehensive income (loss).

The Company applies FASB No. 52, Foreign Currency Translation, for translating foreign currency into US dollars in our consolidation of the financial statements.  Due to our restatement of 2002 financial statements, certain footnote disclosures and previously reported financial statements were adjusted to conform to retroactive applications of FASB No. 52.  These adjustments did not have a material impact in the financial statements. See Note 2 in the notes to consolidated financial statements in the fiscal 2003 annual report on Form 10-K filed on November 10, 2004, which reflects the restatements of prior year transactions.

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

New Accounting Pronouncements.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

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

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

4. Marketable Securities

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

5. Trade accounts receivable

Trade accounts receivables from continuing operations were comprised of the following:

	December 31,
	2004	2003

Trade accounts receivable	$1,776	$3,875
Less: Allowance for doubtful accounts	(108)	(127)
Trade accounts receivable, net	$1,668	$3,748

6. Inventories

Inventories were comprised of the following:

	December 31,
	2004	2003

Raw materials	$1,688	$643
Work in process	352	284
Finished goods	313	442
Machines held by customer	—	691
Total current inventories	2,353	2,060
Long-term inventories	1,810	—
Total inventories	$4,163	$2,060

During 2003, the Company experienced significant operational difficulties as a result of problems and delays encountered in manufacturing bulk amorphous parts.  These issues led the Company to begin assessing its long-term strategy.  As a result of changes made to the Company’s manufacturing objectives, the Company determined that it held excessive volumes of certain raw materials at December 31, 2003.  Accordingly, the Company reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be obsolete.  The write-downs amounted to $1,004 and are included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2003.  As of December 31, 2004, the write-downs included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss amounted to $605, which includes a $406 charge incurred during the fourth quarter of 2004 related to certain hinge finished goods used in our customer’s cell phone models which were nearing its end of life.

Machines held by customer represent machines conditionally sold to Growell in 2002 and 2003.  These machines are subject to put options whereby Growell has the right to require the Company to buy back the machines if certain conditions are not met.   The Company recorded a write-down of $2,765 of raw material and machine inventory associated with the settlement of a dispute with Growell in December 2003 (see Note 11).    These amounts are included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002 respectively.

The Company maintains certain of its raw material inventory in amounts excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material.  Therefore, the Company has determined and allocated $1,810 of raw material as long term inventory in 2004.  Long term inventory was $0 in 2003 as our business strategy of selling Liquidmetal ingots that were included in raw material inventory were within our one year operating cycle.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2004	2003

Machinery and equipment	$12,600	$11,122
Computer equipment	1,357	1,355
Office equipment, furnishings and improvements	1,910	1,838
Buildings	9,719	8,503
Total	25,586	22,818
Accumulated depreciation	(9,152)	(5,075)
Total property, plant and equipment, net	$16,434	$17,743

Depreciation expense is classified as follows:

	Years ended December 31,
	2004	2003	2002
			(restated)

Cost of sales	$2,623	$2,908	$403
Selling, general and administrative	700	627	229
Research and development	8	730	799
Total depreciation expense	$3,331	$4,265	$1,431

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

8. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing in 2005.  The equipment was presented as machines held by a customer in 2003 as inventory, which represented machines conditionally sold to Growell in 2002 and 2003 (see Note 6).  The equipment was included in inventory as of December 31, 2003 as the Company was anticipating the sale of the equipment to a customer in 2004.  However, the anticipated sale did not take place during 2004.  While the Company is actively marketing the equipment for ultimate sale, the equipment may be used internally to meet future capacity requirements for expansion of our business.  As of December 31, 2004, the idled equipment includes a foreign currency translation gain of $235.

9. Other Intangible Assets

Intangible assets consist of the following:

	December 31,
	2004	2003

Purchased and licensed patent rights	$555	$517
Internally developed patents	1,056	824
Trademarks	85	83
Total	1,696	1,424
Accumulated amortization	(553)	(440)
Total intangible assets, net	$1,143	$984

Amortization expense was $113, $100, and $82, for the years ended December 31, 2004, 2003, and 2002, respectively.   The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2005	$107
2006	104
2007	102
2008	100
2009	98

Accumulated Amortization for the years ended December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003

Purchased and licensed patent rights	$(181)	$(126)
Internally developed patents	(352)	(302)
Trademarks	(20)	(12)
Total	$(553)	$(440)

The weighted average amortization periods for each of the years ended December 31, 2004, 2003, and 2002 is as follows:

	December 31,
	2004	2003	2002

Purchased and licensed patent right	17.0	17.0	17.0
Internally developed patents	17.0	17.0	17.0
Trademarks	10.0	10.0	10.0
Total weighted	13.5	13.5	13.5

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

In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder (see Note 17).

11. Settlement Payable

The settlement payable balance consists of payables to Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), as a result of a settlement agreement executed in January 2004.  Under terms of the January 2004 settlement of the dispute over certain sales transactions from 2003 and 2002 between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers.  Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry.

The remaining settlement payable of $2,837 and trade accounts payable of $14 were to be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004.  As of December 31, 2004, the settlement payable was not paid to Growell due to Growell’s breach of warranty on equipment repurchased by Liquidmetal Korea.  The outstanding balance of payables to Growell from the settlement as of December 31, 2004 was $3,246, net of foreign exchange translation loss.   In January 2005, Growell was acquired by a third party and the Company is currently in negotiations to settle this balance with the third party.

The Company recorded a loss on the settlement at December 31, 2003 of $2,765 which is included in “Cost of Sales” in the December 31, 2003 Consolidated Statements of Operations and Comprehensive Loss.  The loss on settlement reflects the write-down of the assets received in the settlement to their fair market value.  The sale of the die casting machines to Growell was reflected in the first quarter of 2004.  Under the settlement agreement between the parties, the Company and Growell granted to the other party (and the other party’s affiliates) a release of all known and unknown claims of any nature arising between the parties through the date of settlement, as well as a release against future claims under agreements between the parties that were terminated as a part of the settlement.  The settlement agreement provided that all agreements of any nature between the parties and their respective affiliates were terminated as of the date of settlement, with the exception of certain confidentiality agreements, a Liquidmetal coatings distribution agreement, and future rights under the die casting agreement pursuant to which Growell purchased the die casting machines and obtained a license to make auto parts from Liquidmetal alloys.  The settlement agreement also includes, as an accommodation to Growell, if the Company becomes aware of any prospective customer that desires to purchase a proprietary Company casting machine at a time when Growell desires to sell any of its Liquidmetal die casting machines, then the Company will not sell such die casting machine to the prospective customer unless the Company first directs the prospective customer to Growell and encourages the prospective customer to purchase the machine from Growell.

12. Other Liabilities

The other liabilities balance consists of accrued severance and operating lease costs associated with the Company’s cost reduction measures for the Tampa, Florida executive offices, the accrued loss on the settlement with a customer (see Note 11), a capital lease obligation for office furniture and furnishings and capital lease obligations for a SEM Microscope and a JSM Electron Microscope used in the laboratory in Lake Forest, California, and warrant payable from the convertible debt issued during 2004 (see note 14).

	December 31,
	2004	2003

Accrued severance	$579	$1,683
Accrued operating lease costs	596	758
Accrued capital lease costs	213	348
Warrant payable	550	—
Total	1,938	2,789

Imputed interest	(14)	(35)
Total	1,924	2,754
Less current portion	(1,032)	(1,940)
Other long term liabilities, less current portion	$892	$814

During 2003, the Company initiated activities to substantially reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses.  During the year ended December 31, 2003, there was a total of 225 employees terminated.  The total amount of severance granted to the terminated employees is $2,718 which is included in Cost of Sales in the amount of $199, Selling, general and administrative in the amount of $2,253, and Research and Development in the amount of $266 in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003.  The amount of severance paid was $1,104, and $1,035 as of December 31, 2004 and 2003, respectively.  The remaining severance owed to the terminated employees is $579 and $1,683 as of December 31, 2004 and 2003, respectively.  The total severance granted to terminated employees of $2,718 is separated into the following reportable segments as of December 31, 2003: Coatings at $75 and Bulk alloy at $2,643.  The categories of employees that were eliminated include the following:  Product management positions at various levels, including Vice President; entry level technicians; accounting and finance positions from entry level through executive; marketing mid to senior level positions; engineering mid to senior levels positions; information technology support; administrative, legal and executive support; senior internal legal counsel; human resources and senior executives.  Also, there are other relocation expenses associated with relocating the Tampa, Florida office to Lake Forest, California totaling $759, which includes the accrual of all remaining facility and telecommunication lease payments for the Tampa, Florida office.  Total liability accrued from the relocation and terminations in 2003, including the severance and lease accruals, were $1,175 and $2,441 as of December 31, 2004 and 2003, respectively.  The Company has substantially concluded all cost reduction and restructuring activities as of March 31, 2004. The current portion of the 2003 termination and relocation liability is $909 and the long-term portion of the liability is  $266 at December 31, 2004.  At December 31, 2003, the current portion of the 2003 termination and relocation liability was $1,826 and the long-term portion of the liability was $615.

All leases with an initial term greater than one year are accounted for under SFAS No. 13 Accounting for Leases. These leases are classified as either capital leases or operating leases, as appropriate.  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. At December 31, 2004, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $107, $47 and $289, respectively, and the accumulated amortization was $57, $22 and $89, respectively.  At December 31, 2003, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $107, $47 and $289, respectively and the accumulated amortization was $36, $17 and $31, respectively.  Future minimum lease payments for the above assets under capital leases during subsequent years are as follows.

December 31,	Minimum Payments
2005	$134
2006	71
2007	7
Total	212
Imputed interest	(14)
Total	198
Less current portion	(123)
Capital lease obligation, net of current portion	$75

13. Product Warranty

Management estimates product warranties as a percentage of bulk alloy product revenues. During the years ended December 31, 2003 and 2004, the Company’s product warranty accrual balance had the following activity:

Balance, December 31, 2002	$237
Expense accrual	(297)
Warranty charges	363
Balance, December 31, 2003	$303
Expense accrual	288
Warranty charges	(72)
Balance, December 31, 2004	$519

The product warranty accrual balance was included in accounts payable and accrued expenses at December 31, 2004 and December 31, 2003.

14. Notes Payable

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

From June through August 2004, the Company redeemed $4,465 of the outstanding note balance in cash.  The redemption resulted in a write down of debt issuance costs and debt discount of $2,071 to interest expense during the year ended December 31, 2004.  Further, 500,000 of warrants originally issued to a financial advisor for the transaction expired during June 2004 and 163,748 of unexercised warrants originally issued to investors were cancelled as a result of the Company’s redemption of the note balances during the year ended December 31, 2004.  The 663,748 total expired and canceled warrants immediately prior to the expiration and cancellation resulted in a reduction of warrant liability of $7 and $279 to paid in capital and change in value of warrants, respectively, during the year ended December 31, 2004.

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”), collectively referred to as “Exchange Notes”.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant.  The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer.

A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.

The exchange offer was treated as an extinguishment of the March Notes in accordance with Emerging Issues Task Force No. 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”  The exchange resulted in a $1,663 loss from extinguishment of the March Notes, write down of $352 of deferred issue costs in other assets, $189 of contra liability deferred issuance costs, and $1,122 of debt discount as a result of the change in carrying value of exchanged notes.

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

As of December 31, 2004, our gross outstanding loan balance totaled $5,709, un-amortized discounts for beneficial conversion feature and warrants totaled $851 and other asset debt issuance costs totaled $183.  Interest expense for the amortization of debt issuance cost and discount on note was $789 for the year ended December 31, 2004.  As of December 31, 2004, the effective interest rates for the Short-Term and the Long-Term Notes were 22% and 32%, respectively.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to 2 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 percent for each 30 business days thereafter, but no more than 10 percent of the purchase price of the unconverted note balance.  The $5,709 balance of the note and un-amortized discounts for beneficial conversion feature and warrants of $851 is presented as short-term liability as of December 31, 2004 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the amended Registration Rights Agreement.  As of the filing of this report, the Company has not received any demands for payment from the note holders.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as other liability as the Company has not yet filed the registration statement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the relative fair value of the warrants resulted in a net gain of $747 for the year ended December 31, 2004.  The fair value of warrants outstanding at December 31, 2004 of $550 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.17 years; (2) volatility of 124%, (3) risk free interest of 3.08% and dividend rate of 0%.

The following is a repayment schedule of the Short-Term and Long-Term Notes based on maturity date of the notes:

Senior Convertible Notes Repayment Schedule December 31,	Minimum Payments

2005	$2,854
2006	—
2007	2,855
Total	$5,709

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period.  For the year ended December 31, 2004, principal payments made to Kookmin Bank totaled $296, which includes $422 of foreign exchange translation loss.

The notes payable from Kookmin Loan as of December 31, 2004 and 2003 and the activity for the year ended December 31, 2004 is shown in the following table:

	December 31, 2003	Borrowings	Repayments	December 31, 2004
Kookmin Loan 7.1%, principal $5,488	$4,047	$—	$(296)	$3,751

Kookmin Repayment Schedule December 31,	Minimum Payments

2005	$1,208
2006	1,208
2007	1,208
2008	127
Total	$3,751

Shinhan Credit Agreement

On August 23, 2003, the Company entered into a short-term credit agreement with Shinhan Bank of South Korea in the amount of $1,000, which expired on May 30, 2004.  The credit agreement is solely for the issuance of a letter of credit to vendors when the Company’s Korean subsidiary imports raw materials and other goods into South Korea.  The facility is secured by any raw material or goods financed through the credit facility.  As of December 31, 2003, there were no borrowings outstanding under this agreement, and the Company has not renewed the agreement as of December 31, 2004.

15. Shareholders’ Equity (Deficiency)

Initial Public Offering. Pursuant to the Company’s Registration Statement (Registration No. 333-73716) on Form S-1, as amended, initially filed with the Securities and Exchange Commission on November 20, 2001 and declared effective May 21, 2002, the Company closed an initial public offering of 5,000,000 registered shares of common stock on May 28, 2002, plus an additional 229,000 shares on June 10, 2002 pursuant to an over allotment option, at a price of $15.00 per share (which sale is referred to herein as the “Offering”). The Offering generated net cash proceeds for the Company during the second quarter 2002 of approximately $70,721, net of underwriting commissions of $5,490 and other transaction fees of approximately $2,224.

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

Warrants

As of December 31, 2004, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date
645,162	4.65	December 31, 2005
563,151	3.00	March 1, 2006
1,208,313

16. Stock Compensation Plan

Under the Company’s 1996 Stock Option Plan (“1996 Company Plan”) the Company could grant to employees, directors or consultants options to purchase up to 12,903,226 shares of common stock as adjusted for the reverse stock split. The stock options are exercisable over a period determined by the Board of Directors or the Compensation Committee, but no longer than 10 years.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan.  As of December 31, 2004, there are 1,505,379 options outstanding under the 2002 Equity Plan.

Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, our board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the Plan. No additional options may be granted under the 1996 Company Plan. As of December 31, 2004, there were 3,426,622 options outstanding under the 1996 Company Plan.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There are 122,000 options outstanding under the 2002 Director Plan as of December 31, 2004.

Additionally, the Company has 1,845,163 options outstanding at December 31, 2004 which were granted outside the 1996 Company Plan, 2002 Equity Plan and 2002 Director Plan.

The Company applies APB Opinion No. 25 for options when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant. The Company applies SFAS No. 123 for options granted to non-employees who perform services for the Company. Stock-based compensation expense was recognized as follows for the year ended December 31, 2004:

	In accordance with
	APB Opinion No. 25	SFAS No. 123	Total

General and administrative	$—	$240	$240
Research and development	—	36	36
Total	$—	$276	$276

     Stock-based compensation expense was recognized as follows for the year ended December 31, 2003:

	In accordance with
	APB Opinion No. 25	SFAS No. 123	Total

General and administrative	$50	$5	$55
Research and development	6	62	68
Total	$56	$67	$123

     Stock-based compensation expense was recognized as follows for the year ended December 31, 2002 (as restated):

	In accordance with
	APB Opinion No. 25	SFAS No. 123	Total

General and administrative	$50	$655	$705
Research and development	—	1,498	1,498
Total	$50	$2,153	$2,203

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended December 31, 2004, 2003, and 2002, respectively: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and risk-free interest rate ranging from 2.57% and 6.38%, as appropriate.

The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2004:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2001	8,053,155	$4.55
Granted	643,202	13.71
Exercised	(299,873)	1.68
Forfeited	(79,297)	8.39
Options outstanding at December 31, 2002	8,317,187	5.33
Granted	1,810,920	3.07
Exercised	(684,165)	1.68
Forfeited	(1,272,481)	5.43
Options outstanding at December 31, 2003	8,171,461	5.11
Granted	695,843	1.82
Exercised	—	—
Forfeited	(1,968,140)	4.54
Options outstanding at December 31, 2004	6,899,164	$4.95

The weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002 was $1.29, $2.41, and $10.42 respectively. There were 5,752,412 options with a weighted average exercise price of $5.22 exercisable at December 31, 2004, 5,080,557 options with a weighted average exercise price of $5.12 exercisable at December 31, 2003 and 4,353,030 options with a weighted average exercise price of $4.36 exercisable at December 31, 2002.

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date (measurement date).  Such options totaled 358,582 with a weighted average fair value of $11.22 were outstanding at December 31, 2004; 1,327,314 with a weighted average fair value of $4.96 were outstanding at December 31, 2003; and 1,343,444 with a weighted average fair value of $5.01 were outstanding at December 31, 2002.

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2004:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.00 -	1.55	380,359	9.5	$1.34	0	$—
1.56 -	3.10	1,713,024	6.9	2.52	1,202,026	2.54
3.11 -	4.65	1,853,357	6.2	4.61	1,766,485	4.65
4.66 -	6.20	2,592,810	6.4	6.20	2,559,853	6.20
7.76 -	9.30	11,507	7.9	8.80	4,602	8.80
9.31 -	10.85	12,613	6.4	9.83	4,613	9.87
10.86 -	12.40	222,585	6.6	12.40	165,803	12.40
13.95 -	15.50	112,909	6.9	15.00	49,030	15.00
Total		6,899,164			5,752,412

17. Discontinued Operations

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

In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder.  The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held.  Further, the Company agreed to pay Dongyang $155 for the purchase of a receivable balance from Growell.  The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Donyang to the minority shareholder.  The net payable balance of $75 is to be paid in quarterly installments throughout 2004, with  $25 to be paid subsequent to 2004.  The outstanding amount payable to Dongyang is $25 as of December 31, 2004 and is included in accounts payable and accrued liabilities.

The Company has adopted SFAS 144 and as a result the 2003 balances have been restated in order to conform with the presentation of 2004 financial statements.  Dongyang is reported as part of the assets available for sale on the balance sheet for 2003.

As Donyang was sold prior to December 31, 2004, and there are no assets and liabilities of Dongyang as of December 31, 2004.  The following is a listing of the major classes of assets and liabilities of Dongyang as of December 31, 2003.

December 31,
2003
Current Assets:
Cash and cash equivalents	$1
Accounts receivable, net	181
Inventories	1,572
Prepaid expenses and other current assets	56
Total current assets	1,810

Property, plant and equipment, net	$58
Other Assets	29
Total assets	$1,897

Current Liabilities:
Accounts payable and accrued expenses	$233
Deferred revenue	1,583
Total current liabilities	$1,816

Summarized operating results of Dongyang’s discontinued operations are as follows.

	Year Ended December 31,
	2004	2003

Revenue	$22	$1,019
Loss from discontinued equipment manufacturing operations, net of tax	(96)	(268)

Taesung

On June 14, 2004, the Company entered into an Asset Purchase Agreement whereby all the assets and liabilities of its Taesung equipment manufacturing division in Korea were sold to a third party for $345 which is payable by the third party in four equal installments with the last installment being due on June 30, 2005.  The sale resulted in a loss of $184 and is included in the loss from discontinued equipment manufacturing operations as of December 31, 2004.  The loss from operations for the year ended December 31, 2004 totaled $653 and is included in the loss from discontinued equipment manufacturing operations for the period.

The Company has adopted SFAS 144 and as a result the 2003 balances have been restated in order to conform with the presentation of 2004 financial statements.

As Taesung was sold during the period ended June 30, 2004, there are no assets and liabilities of Taesung as of December 31, 2004.  The following is a listing of the major classes of assets and liabilities of Taesung as of December 31, 2003.

December 31,
2003
Current Assets:
Cash and cash equivalents	$1
Accounts receivable, net	256
Inventories	477
Prepaid expenses and other current assets	113
Total current assets	847
Property, plant and equipment, net	$157
Other Assets	100
Total assets	$1,104

Current Liabilities:
Accounts payable and accrued expenses	$358

Summarized operating results of Taesung’s operations are as follows.

	Year Ended Ended December,
	2004	2003

Revenue	$172	$2,177
Loss from discontinued equipment manufacturing operations, net of tax	(653)	(696)

Liquidmetal Golf

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

For the year ended December 31, 2003, there was a net gain of $127 in the estimate of expenses associated with the disposal of the discontinued retail golf operations.  The change resulted from reducing the net liabilities of the discontinued operations to $0 as there are no additional expenditures associated with the discontinued retail golf operations.  There were no assets associated with discontinued retail golf operations at December 31, 2003 and 2004.

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

The results of operations for all periods presented have been restated for discontinued operations. The operating results of the discontinued operations are as follows:

	Years Ended December 31,
	2004	2003	2002

Net gain (loss) on disposal	—	127	1,556
Foreign exchange translation gain (loss) during the period	—	—	(98)
Comprehensive gain (loss)	$—	$127	$1,458

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

Liquidmetal Golf applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, Liquidmetal Golf recognized compensation when the exercise price of the options was less than the fair value of the underlying stock on the date of grant.  There was no compensation expense recorded during the years ended December 31, 2004, 2003, and 2002.

Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Liquidmetal Golf’s net loss would have been as follows:

	Years ended December 31,
	2004	2003	2002

As reported	$—	$127	$1,556
Pro forma	$—	$15	$1,405

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended December 31, 2004, 2003, and 2002: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 5.2% to 6.2%, as appropriate.

The following table summarizes Liquidmetal Golf’s stock option transactions for the three years ended December 31, 2004:

	Number of Shares	Weighted Average Price

Options outstanding at December 31, 2001	253,000	5.71
Granted	—	—
Exercised	—	—
Forfeited	(137,500)	3.53
Options outstanding at December 31, 2002	115,500	8.31
Granted	—	—
Exercised	(300)	16.00
Forfeited	(16,500)	5.73
Options outstanding at December 31, 2003	98,700	8.72
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	8.00
Options outstanding at December 31, 2004	88,700	$8.80

There were 88,700 options with a weighted average exercise price of $8.80 exercisable at December 31, 2004.  There were 98,700 options with a weighted average exercise price of $8.72 exercisable at December 31, 2003 and 115,500 options with a weighted average exercise price of $8.31 exercisable at December 31, 2002.

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date. Such options totaled 10,000, 131,250 and 131,250 with weighted average fair values of $5.74, $5.74 and $5.74 were outstanding at December 31, 2004, 2003 and 2002, respectively.

The following summarizes Liquidmetal Golf’s stock options outstanding and exercisable by the different exercise prices at December 31, 2004:

Exercise Price	Number of Options Outstanding at December 31, 2003	Weighted Average Remaining Contract Life (Years)	Number of Options Exercisable at December 31, 2004
$0.50	10,000	2.33	10,000
$8.00	63,000	4.81	63,000
$16.00	13,200	3.33	13,200
$24.00	2,500	3.58	2,500
	88,700		88,700

18. Income Taxes

For all financial statement periods presented, there was no provision for domestic income taxes.  However, there was approximately $8 and $123 of tax expense during the twelve months ended December 31, 2003 and 2002, respectively, related to foreign taxes incurred by Dongyang, a 51% owned subsidiary, which is included as part of loss from discontinued operations on the consolidated statements of operations and comprehensive loss (see Note 17).

The significant components of deferred tax assets were as follows:

	Years Ended December 31,
	2004	2003	2002

Non-employee stock compensation	$109	$51	$103
Allowance for bad debt	37	44	52
Loss from discontinued operations	—	—	—
Loss carry forwards	31,403	27,202	24,175
Other	1,244	1,569	1,071
Total deferred tax asset	32,793	28,866	25,401
Valuation allowance	(32,793)	(28,866)	(25,401)
Total deferred tax asset, net	$—	$—	$—

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to income (loss) before income taxes:

	Years Ended December 31,
	2004	2003	2002

Federal tax expense	(34.00)%	(34.00)%	(34.00)%

State tax expense, net	(4.79)%	(1.62)%	(3.40)%
Foreign income not subject to income tax	4.96%	24.16%	13.36%

Other	0.79%	0.36%	1.26%
Increase in valuation allowance	33.04%	11.13%	22.82%

Total tax provision	0.0%	0.03%	0.04%

As of December 31, 2004, the Company had approximately $86,000 of net operating loss (“NOL”) carry forwards for U.S. federal income tax purposes expiring in 2005 through 2024. In addition, the Company has state NOL carryforwards of approximately $39,000 expiring in 2005 through 2009. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2004, Liquidmetal Technologies, Inc. had approximately $48,000 in federal NOL carryforwards, expiring in 2005 through 2024 and approximately $16,000 in state NOL carryforwards, expiring in 2005 through 2009. Liquidmetal Golf, Inc. had approximately $38,000 of federal NOL carryforwards, expiring in 2012 through 2023 and approximately $23,000 in state NOL carryforwards expiring in 2004 through 2008.

As of December 31, 2004, the Company had approximately $317 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2016 through 2018.  In addition, the Company has California R&D credit carryforwards of approximately $279, which do not expire under current California law.

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

19. Segment Reporting and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  The expenses incurred by the bulk Liquidmetal alloy segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 3 above.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals

Year ended December 31, 2004:
Revenue to external customers	$3,956	$13,473	$17,429
Gross profit	1,807	3,454	5,261
Total segment income	1,227	2,330	3,557
Total identifiable assets at end of period	842	22,635	23,477

Year ended December 31, 2003:
Revenue to external customers	$2,997	$10,661	$13,658
Gross profit (loss)	1,466	(5,970)	(4,504)
Total segment income (loss)	369	(21,140)	(20,771)
Total identifiable assets at end of period	959	23,832	24,791

Year ended December 31, 2002 (restated):
Revenue to external customers	$4,587	$4,551	$9,138
Gross profit	2,171	1,311	3,482
Income (loss) before minority interest, interest expense and discontinued operations	1,425	(13,179)	(11,754)
Total identifiable assets at end of period	1,969	29,441	31,410

Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Years ended December 31,
	2004	2003	2002
			(restated)
Total segment income (loss) before minority interest, interest expense and discontinued operations	$3,557	$(20,771)	$(11,754)
General and administrative expenses, excluded	(11,354)	(13,110)	(9,688)
Consolidated loss before interest, other income, income taxes, minority interest and discontinued operations	(7,797)	(33,881)	(21,442)
Loss from extinguishments of debt	(1,663)	—	—
Change in value of warrants, net	747	—	—
Other income	302	—	—
Interest expense	(3,603)	(390)	(1,109)
Interest income	37	304	506
Gain on sale of marketable securities held-for-sale	—	1,178	832
Income taxes	—	—	—
Minority interest in loss of consolidated subsidiary	—	21	118
Gain (loss) from discontinued operations, net	(749)	(837)	1,639
Consolidated net loss	$(12,726)	$(33,605)	$(19,456)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Included in our bulk alloy revenue to external customers are equipment sales from our Dongyang subsidiary and Taesung equipment division in Korea, both of which were divested in March and June 2004 respectively.  External revenue from our discontinued equipment manufacturing operations includes $3.2 million and $0.2 million for the years ended December 31, 2003 and 2004, respectively.

Reconciling information for the balance sheets between reportable segments and the Company’s consolidated totals is shown in the following table:

	December 31,
	2004	2003

Total segment assets	$23,477	$24,791
Cash and cash equivalents	742	3,127
Restricted cash	754	—
Prepaid expenses and other current assets	801	322
Other property, plant and equipment	975	1,563
Intangibles, net	1,143	984
Other assets	616	65
Total Consolidated Assets	$28,508	$30,852

Assets excluded from segments include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company’s intangible assets, consisting primarily of the Company’s patents and trademarks.

Certain customers accounted for more than 10% of revenues from continuing operations as follows:

	Year Ended December 31,
	2004	2003	2002
			(restated)
Samsung	5%	10%	15%
Charm Tech	32%	—	—
Pntel	30%	2%	—
United States Government	10%	16%	16%
Growell Metal	12%	—	—
LLPG	—	12%	—

The revenue related to the United States Government was earned under three defense-related research and development contracts.

Revenues from sales to companies in the United States of America were $5,546 and $6,050 during the years ended December 31, 2004 and 2003, respectively.  The revenue related to the United States of America was earned under three defense-related research and development contracts and sales of coatings products.

During the year ended December 31, 2004, the Company had revenue on sales to companies outside of the United States of $11,883 of which $9,545 represented sales to companies located in South Korea.  During the year ended December 31, 2003, the Company had revenue on sales to companies outside of the United States of $7,608, of which $4,559 represented sales to companies located in South Korea.  During the year ended December 31, 2002,  the Company did not generate significant sales to companies located outside of the United States.

Long-lived assets include net property, plant, and equipment and net intangible assets. The Company had long-lived assets of $1,594 and $2,547 located in the United States at December 31, 2004 and 2003, respectively. The Company had long-lived assets of $15,422 and $16,395 located in South Korea at December 31, 2004 and December 31, 2003, respectively.   Of the assets located in South Korea at December 31, 2003, $215 was from long-lived assets of our discontinued equipment manufacturing business.   Further, the Company has long lived assets of $47 at December 31, 2004 located in China as a result of a new plant opened during August 2004 (see Note 1).

20. Income (Loss) Per Common Share

Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

	Years Ended December 31,
	2004	2003	2002

Weighted average basic shares	41,609,652	41,505,218	38,713,878
Effect of dilutive securities:
Stock options	—	—	—
Conversion of notes payable	—	—	—
Weighted average diluted shares	41,609,652	41,505,218	38,713,878

Options to purchase approximately 6,899,164 shares of common stock at prices ranging from $1.18 to $15.00 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.  Options to purchase approximately 8,171,461 shares of common stock at prices ranging from $1.16 to $15.50 per share were outstanding at December 31, 2003, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive. Options to purchase approximately 8,317,187 shares of common stock at prices ranging from $0.78 to $15.50 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

Warrants to purchase 1,208,313 shares of common stock between $3.00 and $4.65 per share were outstanding at December 31, 2004 but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.  Warrants to purchase 645,162 shares of common stock at $4.65 per share were outstanding at December 31, 2003 and December 31, 2002.

21. Commitments and Contingencies

During September 2004, as part of a security agreement to finance a certain insurance policy, the Company used certificates of deposits with maturities of less than one year as collateral.  The $754 held in certificates of deposits is presented as restricted cash at December 31, 2004.

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ.  John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”).  In September 2004, the other five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action.  The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005.  The Amended Complaint alleges that the Prospectus issued in connection with the Company’s initial public offering in May 2002 contained material misrepresentations and omissions regarding the Company’s historical financial condition and regarding a personal stock transaction by the Company’s chief executive officer.  The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of the Company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the Company’s products to artificially inflate the value of the Company’s stock.  The Amended Complaint seeks unspecified compensatory damages and other relief.  Defendants’ motion to dismiss will be due on March 28, 2005.  The Company intends to vigorously defend against the class action.  The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

In addition to the above, certain present and former officers and directors of Liquidmetal Technologies, as well as Liquidmetal Technologies as a nominal defendant, have been named in three shareholder derivative actions.  Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin Derivatively on Behalf of Liquidmetal Technologies, Inc.  v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California.  A third shareholder derivative complaint was filed in Florida federal court styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T23TBM, commenced in the Middle District of Florida, Tampa Division.  These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal shareholder class action. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief.  The two shareholder derivative complaints in California state court have been consolidated.  Plaintiffs served a Consolidated Shareholder Derivative Complaint on October 12, 2004.  The defendants served a Demurrer to the Consolidated Shareholder Derivative Complaint on November 22, 2004, seeking dismissal of that complaint.  At a hearing on February 10, 2005, the court sustained the demurrer, dismissing the Consolidated Shareholder Derivative Complaint but giving the plaintiffs 45 days within which to amend the complaint.  The amended complaint is due on March 28, 2005.  In the Florida derivative action, the Plaintiff filed a First Amended Shareholder Derivative Complaint on November 22, 2004.  The Company’s Motion to Dismiss was filed on December 20, 2004.  Plaintiff’s Response and Objection to the Motion to Dismiss was filed on February 4, 2005.  The Company cannot anticipate when the Court will rule on the Motion to Dismiss.  The Company intends to vigorously defend against the derivative actions.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies.  The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party.  The remaining unearned distribution fee of $830 has not been refunded as of December 31, 2004.

On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market.  This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006.  If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement.  The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement.  As of December 31, 2004, the unearned distribution fee remained unchanged at $830.

In August 2004, the Company entered into a consulting agreement whereby the Company was to receive services from a third party to improve the Company’s bulk alloy manufacturing process.  The service is to be provided from 2004 through February 2006.  The total amount of service fees is $172, of which $15 was included in trade accounts payable as of December 31, 2004.

Operating Leases

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Minimum Payments

2005	$1,215
2006	530
2007	317
2008	105
2009	73
Total	$2,240

Rent expense was $479, $1,419, and $955 for the years ended December 31, 2004, 2003, and 2002, respectively.

22. 401(k) Savings Plan

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

23. Related Party Transactions

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

The Company is a party to a license agreement with California Institute of Technology (“Caltech”) under which the Company exclusively licenses from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s Board of Directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to the

Company under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   During 2003, the Company paid $50 to Caltech representing the second and final installments on the $150 aggregate fees related to this agreement.  Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the years ended December 31, 2004 and 2003, amounted to $0 and $22 in reimbursements, respectively.

A company managed and partially owned by one of the Company’s former directors provides technical support services and computer equipment to the Company.  During the year ended December 31, 2003, the Company incurred $20 of expenses and equipment purchases related to this arrangement.  There were no expenses and payables to this Company as of December 31, 2004.

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company.  Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  During 2003, we incurred $50 in consulting fees from Chitnis Consulting and incurred $54 as of December 31, 2004.

Soo Buchanan, the sister of John Kang and James Kang, was employed by our company and was paid aggregate compensation of $76 and  $43 as of December 31, 2003 and 2004.  Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of $90 and $54 as of December 31, 2003 and 2004, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.

24. Fourth Quarter Adjustments and Transactions

During the fourth quarter of 2004, the Company recognized $406 write-downs of inventory included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss related to certain hinge finished goods used in our customer’s cell phone models which were nearing its end of life (see Note 6).

Schedule II – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Expenses	Write-offs and Payments	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2004	$127	$84	$(103)	$108
Year ended December 31, 2003	450	(28)	(295)	127
Year ended December 31, 2002	30	921	(501)	450

Product warranty accrual
Year ended December 31, 2004	$303	$288	$(72)	$519
Year ended December 31, 2003	237	(297)	363	303
Year ended December 31, 2002	—	—	—	—

Deferred tax asset valuation allowance *
Year ended December 31, 2004	$28,866	$3,927	$—	$32,793
Year ended December 31, 2003	25,401	3,465	—	28,866
Year ended December 31, 2002	23,796	1,605	—	25,401

*                                         The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2004, 2003 and 2002, respectively.