Form 10-K/A
period 2004-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2005-05-10
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

LIQUIDMETAL TECHNOLOGIES, INC.

Amendment No. 1 to the Annual Report of Form 10-K

For the Fiscal Year ended December 31, 2004

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 30, 2005 to include “Management’s report on internal control over financial reporting” and the related “Attestation report of the registered public accounting firm”, required by Item 308(b) of Regulation S-K as permitted by paragraph (b) of the conditions of the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (Release No. 34-50754, November 30, 2004).

This Amendment does not affect the original financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

LIQUIDMETAL TECHNOLOGIES, INC.

PART II

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

Management’s Report on Internal Control Over Financial Reporting. The time and resources committed to the restatement of prior periods’ financial statements as aforementioned delayed our internal timetable with respect to our documentation, assessment and evaluation of internal control over financial reporting, which are required to be undertaken to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). Due in part to the issues described in the foregoing paragraph, management’s assessment of the effectiveness of our internal control over financial reporting has been substantially delayed and is not complete, which in turn has prevented the Company’s independent registered public accounting firm, Stonefield Josephson, from being able to satisfactorily complete an audit of the Company’s internal control over financial reporting pursuant to SOX 404.  Based on the foregoing, Stonefield Josephson has disclaimed an opinion on the Company’s internal control over financial reporting.

In making our assessment of internal control over financial reporting, management used the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Although our work was incomplete, management has identified several control deficiencies, some of which have been determined to be material weaknesses in internal control over financial reporting.  As a result of the material weaknesses identified below, management has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in COSO.

1. Lack of adequate segregation of duties in accounts payable and accounts receivable involving cash receipts and deposits, bank reconciliations, cash disbursements, purchasing, and accounts receivable reconciliations;

2. Lack of adequate controls and monitoring of payroll processing, currently outsourced to a third party provider;

3. Lack of documentation to evidence reviews of certain reconciliations;

4. Lack of documentation of authorization of transactions;

5. Manual performance of numerous procedures that could be automated using current reporting systems;

6. Material adjustments to the accounting records and financial statements as of and for the year ended December 31, 2004 that were not initially identified by the Company’s internal control over financial reporting;

7. Management’s documentation of the evaluation of the significance of numerous control deficiencies and significant deficiencies identified, which could rise to the level of a material weakness, has not been completed; and

8. The company had inadequate controls related to timely performance of its assessment of internal control over financial reporting.

9. The independent third party engaged to help document and assess the Company’s internal controls, has identified numerous and significant deficiencies which management has not completed evaluating whether they would rise to the level of a material weakness in accordance to the PCAOB Audit Standard No. 2.

Management believes that it is taking appropriate steps to address these material deficiencies subsequent to December 31, 2004, including hiring an independent consulting firm to identify and propose remedial actions to address and mitigate the deficiencies.  We cannot assure you that we will not discover additional material weaknesses in the future; however management will continue to work with the independent consulting firm and work towards compliance with SOX 404 as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We were engaged to audit management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Liquidmetal Technologies, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Liquidmetal Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has not completed its assessment of internal control over financial reporting, which has prevented us from being able to satisfactorily complete an audit of the Company’s internal control over financial reporting.   However, management has identified the following material weaknesses during their assessment:  lack of adequate segregation of duties in accounts payable and accounts receivable involving cash receipts and deposits, bank reconciliations, cash disbursements, purchasing, and accounts receivable reconciliations; lack of adequate controls and monitoring of payroll processing, currently outsourced to a third party provider; lack of documentation to evidence reviews of certain reconciliations; lack of documentation of authorization of transactions; manual performance of numerous procedures that could be automated using current reporting systems; material adjustments to the accounting records and financial statements as of and for the year ended December 31, 2004 that were not initially identified by the Company’s internal control over financial reporting; management’s documentation of the evaluation of the significance of numerous control deficiencies and significant deficiencies identified, which could rise to the level of a material weakness, has not been completed; and the Company had inadequate controls related to timely performance of its assessment of internal control over financial reporting.   The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date.  These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management has not completed all the steps necessary to enable us to satisfactorily complete an audit of their internal control over financial reporting, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Liquidmetal Technologies, Inc. and our report dated March 3, 2005 expressed an unqualified opinion including an explanatory paragraph on the Company’s ability to continue as a going concern.

We do not express an opinion or any other form of assurance on management’s statement referring to steps taken to address material weaknesses subsequent to December 31, 2004 or compliance with SOX 404 as of December 31, 2005.

/s/ Stonefield Josephson, Inc.
Irvine, California
May 9, 2005

LIQUIDMETAL TECHNOLOGIES, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A listing of exhibits filed:

EXHIBIT INDEX

Exhibit
Number		Description of Document

23.1	—	Consent of Registered Independent Public Accounting Firm
31.3	—	Rule 13a – 14(a) Certification – CEO
31.4	—	Rule 13a – 14(a) Certification – CFO
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ John fKang
John Kang
Date: May 9, 2005		Chairman, President and Chief Executive Officer