Form 10-Q
period 2005-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2005-05-16
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒No ☐

As of May 10, 2005, there were 41,609,652 shares of the registrant’s common stock, $.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current Assets:

Cash	$341	$742
Restricted Cash	—	754
Trade accounts receivables, net of allowance for doubtful accounts of $97 and $108	1,785	1,668
Inventories	2,273	2,353
Prepaid expenses and other current assets	434	930
Total current assets	4,833	6,447

Property, Plant and Equipment, net	15,941	16,434
Idle Equipment	1,948	1,906
Long Term Inventory	1,692	1,810
Other intangibles, net	1,161	1,143
Other assets	700	768
Total assets	$26,275	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$6,557	$4,969
Settlement Payable	3,317	3,246
Deferred revenue	880	900
Long-term debt, current portion	6,393	5,991
Other liabilities, current portion	1,349	1,032
Total current liabilities	18,496	16,138

Long-term debt, net of current portion	2,367	2,618
Other long-term liabilities, net of current portion	328	892
Total liabilities	21,191	19,648

Shareholders’ Equity:

Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at March 31, 2005 and December 31, 2004	42	42
Additional paid in capital	132,160	132,160
Accumulated deficit	(129,410)	(125,313)
Accumulated other comprehensive income	2,292	1,971
Total shareholders’ equity	5,084	8,860

Total liabilities and shareholders’ equity	$26,275	$28,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004

Revenue	$2,843	$6,288
Cost of sales	2,835	3,557
Gross profit	8	2,731

Operating Expenses:
Selling, general, and administrative	2,590	3,065
Research and development	397	341
Total operating expenses	2,987	3,406
Loss from operations	(2,979)	(675)

Other income	133	586
Interest expense	(1,257)	(271)
Interest income	6	12

Loss from continuing operations	(4,097)	(348)

Loss from discontinued equipment manufacturing operations, net of tax of $0	—	(393)

Net Loss	(4,097)	(741)

Other comprehensive loss:
Foreign exchange translation gain (loss)	321	379
Comprehensive loss	$(3,776)	$(362)

Net loss per common share – basic and diluted:
Loss per share – continuing operations	$(0.10)	$(0.01)
Loss per share – discontinued operations	$—	$(0.01)
Loss per share – basic and diluted	$(0.10)	$(0.02)

Number of weighted average shares – basic and diluted	41,610	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

(in thousands, except per share data)

(unaudited)

					Accumu-
					lated Other
			Additional	Accumu-	Compre-
	Common	Common	Paid in	lated	hensive
	Shares	Stock	Capital	Deficit	Income	Total

Balance, December 31, 2004	41,609,652	$42	$132,160	$(125,313)	$1,971	$8,860
Foreign exchange translation gain	—	—	—	—	321	321
Net loss	—	—	—	(4,097)	—	(4,097)
Balance, March 31, 2005	41,609,652	$42	$132,160	$(129,410)	$2,292	$5,084

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004

Operating activities:
Net loss	$(4,097)	$(741)

Adjustments to reconcile loss from operations to net cash provided by (used for) operating activities:
Gain on disposal of asset	(1)	—
Depreciation and amortization	843	894
Amortization of debt discount	197	134
Stock-based compensation	—	270
Bad debt (recovery) expense	(20)	72
Warranty expense	42	57

Changes in operating assets and liabilities:
Accounts receivable	(97)	726
Inventories	198	(1,922)
Prepaid expenses and other current assets	496	(778)
Other assets	16	(579)
Accounts payable and accrued expenses	1,546	2,983
Deferred revenue	(20)	(598)
Other liabilities	(214)	(2,628)
Net cash used for continuing operations	(1,111)	(2,110)

Net cash provided by discontinued operations	—	266
Net cash used for operating activities	(1,111)	(1,844)

Investing Activities:
Investment in patents and trademarks	(45)	(20)
Net cash used for investing activities	(45)	(20)

Financing Activities:
Proceeds from borrowings	158	9,924
Repayment of borrowings	(341)	(369)
Proceeds from restricted cash	754	—
Net cash provided by financing activities	571	9,555

Effect of foreign exchange translation	184	(69)
Net (decrease) increase in cash and cash equivalents	(401)	7,622

Cash and cash equivalents at beginning of period	742	3,127
Cash and cash equivalents at end of period	$341	$10,749

Supplemental cash flow information:
Interest paid	$88	$86
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the three months ended March 31, 2004, the Company sold it’s 51% ownership interest in Dongyang to the 49% minority shareholder, which resulted in a loss of $46 from disposal of discontinued operations as of March 31, 2004.

The accompanying notes are an integral part of the condensed consolidated financial statements

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005 and 2004

(in thousands, except share data)

(unaudited)

1.             Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  In addition, certain reclassifications have been made for consistent presentation.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2005.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three Months Ended March 31,
		2005	2004

Net loss as reported		$(4,097)	$(741)

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	—	270

Deduct:	Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(783)	(1,709)

Proforma net loss		$(4,880)	$(2,180)

Basic and diluted loss per share:
As reported		$(0.10)	$(0.01)
Pro forma		(0.12)	(0.05)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2005 and 2004, respectively: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.9% to 4.2%.

2.             Basis of Presentation and Recent Accounting Pronouncements

Translation of Foreign Currency

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

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01 The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement  guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting  periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe that the adoption of this statement will have a material effect on the Company’s results of operation and financial position.

In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which the Company will adopt in the third quarter of 2005. SFAS 123(R) will result in the recognition of compensation expense relating to our employee stock option and employee stock purchase plans.  Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This may lead to substantial additional compensation expense.  Stock-based Compensation under Note 1 included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three months ended March 31, 2005 and 2004.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues  Task Force), the AICPA and the SEC did not or is not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.             Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $129,410 as of March 31, 2005.  Cash used for continuing operations for the quarter ended March 31, 2005 was $1,111 and cash flow from continuing operations may be negative throughout fiscal year 2005.  As of March 31, 2005, the Company’s principal source of liquidity is $341 of cash and trade accounts receivable of $1,785.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.  These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology.  This business plan required significant spending related to start-up costs and capital expenditures.  These factors have placed a significant strain on the financial resources of the Company.  The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Additionally, the Company is not in compliance with certain covenant requirements of the senior convertible debt as of March 31, 2005.  Although there has been no formal notice of default received from the note holders, as the note holders have the right to call for repayment of the outstanding balance of the senior convertible debt, the total outstanding debt balance of $5,709 have been included as current liabilities as of March 31, 2005 (see Note 6).

Capital requirements during the next 12 months will depend on numerous factors, including the success of existing products, the development of new applications for Liquidmetal alloys, and the resources devoted to develop and support Liquidmetal alloy products. If the available funds and cash generated from operations are insufficient to satisfy liquidity requirements, the Company may need additional funds in the future to support working capital requirements and for other purposes, and may need to raise additional funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed or may not be available on favorable terms. However, the Company anticipates capital expenditures in the next 12 months will be less than $0.5 million. The Company expects to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing capabilities, and for working capital and other general corporate purposes.

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

4.             Discontinued Operations

Dongyang

On June 28, 2002, the Company acquired a 51% interest in Chusik Hoesa Dongyang Yudoro (“Dongyang”).   In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder.  The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held.  Further, the Company agreed to pay Dongyang $155 for the purchase of a receivable balance from Growell.  The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Donyang to the minority shareholder.  The loss from operations for the three months ended March 31, 2004 totaled $50 and is included in the loss from discontinued equipment manufacturing operations for the period.  The net payable balance of $75 is to be paid in quarterly installments throughout 2004, with $25 to be paid subsequent to 2004.  The outstanding amount payable to Dongyang is $11 and $25 as of March 31, 2005 and December 31, 2004, respectively, and is included in accounts payable and accrued liabilities.

Summarized operating results of Dongyang’s discontinued operations are as follows.

	For the Three months Ended March 31,
	2005	2004

Revenue	$—	$22
Loss from discontinued equipment manufacturing operations, net of tax	—	(96)

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

Summarized operating results of Taesung’s operations are as follows:

	For the Three months Ended March 31,
	2005	2004

Revenue	$—	$100
Loss from discontinued equipment manufacturing operations, net of tax	—	(297)

5.             Product Warranty

Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period.  During the three months ended March 31, 2005 and 2004, the Company recorded $42 and $57, respectively, of warranty expense.  The product warranty accrual balance is included in accounts payable and accrued expenses.

6.             Notes Payable

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

As of March 31, 2005 and December 31, 2004, our gross outstanding loan balance totaled $5,709, un-amortized discounts for beneficial conversion feature and warrants totaled $707 and $851, and other asset debt issuance costs totaled $131 and $183, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $197 and $133 for the quarters ended March 31, 2005 and 2004, respectively.  As of March 31, 2005, the effective interest rates for the Short-Term and the Long-Term Notes were 22% and 32%, respectively.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2 and 3 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 and 3 percent for each 30 business days thereafter, but no more than 18 percent of the purchase price of the unconverted note balance.  Late registration fee of $856 has been accrued as interest expense, and is included in accounts payable and accrued liabilities as of March 31, 2005.  The $5,709 balance of the note and un-amortized discounts for beneficial conversion feature and warrants of $707 is presented as short-term liability as of March 31, 2005 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the amended Registration Rights Agreement.  As of the filing of this report, the Company has not received any demands for payment from the note holders.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as other liability as the Company has not yet filed the registration statement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the relative fair value of the warrants resulted in a net gain of $133 and $586 for the quarters ended March 31, 2005 and 2004, respectively.  The fair value of warrants outstanding at March 31, 2005 of $417 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.92 years; (2) volatility of 128%, (3) risk free interest of 3.35% and dividend rate of 0%.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period.  For the quarter ended March 31, 2005, principal payments made to Kookmin Bank totaled $225, which includes $83 of foreign exchange translation loss.  The outstanding loan balance totaled $3,600 as of March 31, 2005.

7.             Stock Compensation Plan

During the quarter ended March 31, 2005, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors, the Company granted options to purchase 883,665 common shares of the Company for an exercise price of $2.18 which equaled the fair market value on the date of grant

During the quarter ended March 31, 2005, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 180,000 common shares of the Company for an average exercise price of $2.33.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company canceled 159,602 options during the quarter ended March 31, 2005 for terminated employees and directors.

8.             Segment Reporting and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloys products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services and product licensing arrangements are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 3 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals

Three months ended March 31, 2005:
Revenue to external customers	$1,049	$1,794	$2,843
Gross profit	568	(576)	8
Income (loss) before interest expense and discontinued operations	327	(1,149)	(822)
Total identifiable assets at end of period	701	22,054	22,755

Three months ended March 31, 2004:
Revenue to external customers	$1,016	$5,272	$6,288
Gross profit	467	2,264	2,731
Income before interest expense and discontinued operations	349	1,480	1,829
Total identifiable assets at end of period	985	23,698	24,683

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months Ended March 31,
	2005	2004

Total operating income (loss) before interest expense and discontinued operations	$(822)	$1,829
General and administrative expenses	(2,157)	(2,504)

Consolidated loss before interest expense and discontinued operations	(2,979)	(675)
Other income	133	586
Interest expense	(1,257)	(271)
Interest income	6	12
Income (loss) from discontinued operations, net	—	(347)
Loss from disposal of discontinued operations, net	—	(46)
Consolidated net loss	$(4,097)	$(741)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $1,401 and $1,725 during the three months ended March 31, 2005 and 2004, respectively.  The revenue related to the United States of America was earned under three defense-related research and development contracts and sales of coatings products.

As of March 31, 2005, two customers represented 36%, or $636, of the total outstanding trade accounts receivable.  As of December 31, 2004, two customers represented 30%, or $497, of the total outstanding trade accounts receivable.  Three customers represent 80%, or $2,266, of total sales as of March 31, 2005.   Three customers represented  84%, or $5,261, of total sales as of March 31, 2004.

During the three months ended March 31, 2005, the Company had revenues from companies outside of the United States of $1,442 of which $934 represented sales to companies located in South Korea.  During the three months ended March 31, 2004, the Company had revenue from sales to companies outside of the United States of $4,685 of which $4,158 represented sales to companies located in South Korea.  Of the $4,158 sales in South Korea, $122 was from our discontinued equipment manufacturing business.  The revenue related to sales to companies outside of the United States was from bulk alloy products including equipment sales.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $2,006 and $1,594 located in the United States at March 31, 2005 and December 31, 2004, respectively. The Company had long-lived assets of $15,050 and $15,422 located in South Korea at March 31, 2005 and December 31, 2004, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

March 31, 2005

Total segment assets	$22,755
Cash and cash equivalents	341
Prepaid expenses and other current assets	434
Other property, plant and equipment	884
Intangibles, net	1,161
Other assets	700
Total consolidated assets	$26,275

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The largest asset represents the Company’s intangible assets, consisting primarily of the Company’s patents and trademarks.

9.                                      Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.  Common stock equivalents consist of 9,011,540 and 8,706,413 equity instruments and 4,281,751 and 3,308,001 senior equity convertible debt instruments at March 31, 2005 and 2004, respectively, and have not been included in the EPS calculation at March 31, 2005 and 2004 as the amounts are anti-dilutive.

10.                               Commitments and Contingencies

In September 2004, as part of a security agreement to finance a certain insurance policy, the Company used certificates of deposits with maturities of less than one year as collateral.  The $754 held in certificates of deposits is presented as restricted cash at December 31, 2004.  During the quarter ended March 31, 2005, the certificate of deposits was liquidated and the proceeds were used to paydown balance of the financing on the insurance policy.

In August 2004, the Company entered into a consulting agreement whereby the Company was to receive services from a third party to improve the Company’s bulk alloy manufacturing process.  The service is to be provided from August 2004 through October 2005.  The total amount of service fees is $172, of which $59 was included in trade accounts payable as of March 31, 2005.  As of December 31, 2004, the total amount of outstanding balance included in trade accounts payable was $15.

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ.  John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”).  In September 2004, the other five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action.  The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005.  The Amended Complaint alleges that the Prospectus issued in connection with the Company’s initial public offering in May 2002 contained material misrepresentations and omissions regarding the Company’s historical financial condition and regarding a personal stock transaction by the Company’s chief executive officer.  The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of the Company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the Company’s products to artificially inflate the value of the Company’s stock.  The Amended Complaint seeks unspecified compensatory damages and other relief.  We filed a Motion to Dismiss on March 28, 2005.  Plaintiff’s response to our Motion to Dismiss is presently due on June 3, 2005. The Company intends to vigorously defend against the class action.  The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

In addition to the above, certain present and former officers and directors of Liquidmetal Technologies, as well as Liquidmetal Technologies as a nominal defendant, have been named in three shareholder derivative actions.  Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal

Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin, Derivatively on Behalf of Liquidmetal Technologies, Inc.  v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California.  A third shareholder derivative complaint was filed in Florida federal court styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T23TBM, commenced in the Middle District of Florida, Tampa Division.  These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal shareholder class action. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief.  The two shareholder derivative complaints in California state court have been consolidated.  Plaintiffs served a Consolidated Shareholder Derivative Complaint on October 12, 2004.  The defendants served a Demurrer to the Consolidated Shareholder Derivative Complaint on November 22, 2004, seeking dismissal of that complaint.  At a hearing on February 10, 2005, the court sustained the demurrer, dismissing the Consolidated Shareholder Derivative Complaint but giving the plaintiffs 45 days within which to amend the complaint.  Plaintiffs filed their Consolidated amended Shareholder Derivative Complaint on March 28, 2005.  The Company, along with other defendants will file a Demurrer on May 16, 2005, again seeking dismissal of the amended Complaint.  In the Florida derivative action, the Plaintiff filed a First Amended Shareholder Derivative Complaint on November 22, 2004.  The Company’s Motion to Dismiss which was filed on December 20, 2004 is fully briefed.  The Company cannot anticipate when the Court will rule on the Motion to Dismiss.  The Company intends to vigorously defend against the derivative actions.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies.  The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party.  On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market.  This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006.  If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement.  The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement.  As of March 31, 2005 and December 31, 2004, the unearned distribution fee remained unchanged at $830.

Under terms of the January 2004 settlement of the dispute over certain sales transactions from 2003 and 2002 between Liquidmetal Korea and Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers.  Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry.  The remaining settlement payable of $2,837 and trade accounts payable of $14 were to be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004.  As of December 31, 2004, the settlement payable of $3,246, net of foreign exchange translation loss, was not paid to Growell due to Growell’s breach of warranty on equipment repurchased by Liquidmetal Korea.  In January 2005, Growell was acquired by a third party.  As of March 31, 2005, the outstanding settlement payable to the third party of $3,317, net of foreign exchange translation loss, was not paid, and the Company is currently in negotiations to settle this balance with the third party.

11.                               Related Party Transactions

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

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company.  Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  During each quarter ended March 31, 2005 and 2004, we incurred $13 in consulting fees from Chitnis Consulting.

We are a party to a consulting agreement with William Johnson, a board member.  Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy.  During each quarter ended March 31, 2005 and 2004, we incurred $15 and $15 in consulting fees from Mr. Johnson, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of  December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of March 31, 2005, the outstanding amount of the receivable remained unchanged at $302.  Mr. Kang has paid approximately $50 in April 2005 and will make monthly installments of approximately $12 to pay down the outstanding balance.

In March 2005, the Company entered into a note agreement with CK Cho, a member of our Board of Directors, for $195 at an annual rate of interest of 6%.  As of March 31, 2005, the Company received $158, which is included in current portion of long term notes.  The remaining $37 was received in April 2005.  The amounts borrowed under the note agreement are due June 25, 2005.  Mr. Cho also is a Chief Executive Officer of Winvest Venture Partners Inc., who holds $500 of Senior Convertible Notes as of March 31, 2005 (see Note 6).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloy products.  Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for fiscal year 2001 is based substantially on sales of Liquidmetal alloy coatings. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development, product licensing and arrangements, and research and development revenue relating primarily to defense and medical applications.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

On August 4, 2004, the Company established a plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100 percent owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business.  Weihai Liquidmetal is consolidated into Liquidmetal Technologies with all intercompany transactions eliminated.

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

•                  Exchange rate fluctuations

•                  Warranty accrual

•                  Allowance for doubtful accounts

•                  Inventories at lower of cost or net realizable value

•                  Deferred tax assets

Our 10-K Report as of December 31, 2004 contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2005 and 2004

Revenue. Revenue decreased $3.5 million to $2.8 million for the three months ended March 31, 2005 from $6.3 million for the three months ended March 31, 2004.  The decrease included a $2.6 million decrease from restatement of revenues from 2003 to 2004 as a part of our 2003 financial statement restatement which resulted in one-time recognition of revenues as of March 31, 2004, a decrease of $0.4 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys, and a decrease of $0.4 million from research and development services related primarily to defense applications.

Cost of Sales. Cost of sales decreased to $2.8 million, or 100% of revenue, for the three months ended March 31, 2005 from $3.6 million, or 57% of revenue, for the three months ended March 31, 2004.  The decrease was a result of the decrease in bulk Liquidmetal alloy business. Cost of sales as a percentage of revenue has increased as a lower business volumes generated from our bulk Liquidmetal alloys.  Significant portion of our manufacturing costs continue to remain fixed.   We believe that anticipated higher manufacturing volumes and an expected greater mix of higher-margin products in the future will cause the gross profit to continue to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $2.6 million, or 91% of revenue, for the three months ended March 31, 2005 from $3.1 million, or 49% of revenue, for the three months ended March 31, 2004. This decrease was primarily a result of decrease in wages and related expense by $0.4 million, decrease in bad debt expenses by $0.1 million, decrease in advertising and promotions expense by $0.2 million, offset by an increase in insurance costs by $0.2 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses increased to $0.4 million, or 14% of revenue, for the three months ended March 31, 2005 from $0.3 million, or 5% of revenue, for the three months ended March 31, 2004. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  The increase was primarily due to increases in salaries, wages and the related costs by $0.1 million.

Other Income. Other income decreased to  $0.1 million, or 5% of revenue, for the three months ended March 31, 2005 from $0.6 million, or 9% of revenue, for the three months ended March 31, 2004.  Other income consists of change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004 primarily as a result of fluctuations in our stock price.

Interest Expense. Interest expense was  $1.3 million, or 44% of revenue, for the three months ended March 31, 2005 and was $0.3 million, or 4% of revenue, for the three months ended March 31, 2004.  During the three months ended March 31, 2005, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003 and senior convertible debt funded on March 3, 2004, as well as amortization of debt issuance costs and discount on the senior convertible debt funded in March 2004 and exchanged in August 2004.  As of March 31, 2005, $0.9 million of late registration penalty fee of our senior convertible debt was accrued as interest expense (see Item 3 Defaults Upon Senior Securities, Part II).  During the three months ended March 31, 2004, interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income.  Interest income was $6 thousand for the three months ended March 31, 2005, and $12 thousand for the three months ended March 31, 2004 from interest earned on certificate of deposits.  The decrease was primarily due to decrease in deposits held.

Liquidity and Capital Resources

Our cash used in operating activities was $1.1 million for the three months ended March 31, 2005 and $1.8 million, which includes cash used in our discontinued equipment manufacturing business of $0.3 million, for the three months ended March 31, 2004.  Our working deficit increased from $(9.7) million at December 31, 2004 to $(13.7) million at March 31, 2005.  The Company’s working deficit increase of $4.0 million was primarily attributable to decrease in cash of $0.4 million, decrease in restricted cash of $0.8 million, decrease in net accounts receivable of $0.1 million, decrease of current inventories of $0.1 million, decrease of prepaid expenses and other current assets of $0.5 million, increase in accounts payable and accrued liability of $1.6 million, and an increase in current portion of long term debt of $0.4 million.

Our cash used in investing activities was $45 thousand for the three months ended March 31, 2005 for the acquisition of property and equipment.

Our cash provided by financing activities was $0.6 million for the three months ended March 31, 2005, which consists of $0.9 million in proceeds from restricted cash and proceeds from borrowings from our short term debt, offset by $0.3 million on repayment of borrowings.

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

Our business is based on commercializing an entirely new and unique technology, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about order flow, unit volumes, manufacturing efficiencies, product cost and pricing, continuing technology improvements, customer adoption practices, strategic licensing relationships and other relevant matters. These assumptions take into account recent significant cost reductions, as well as recent improvements to our manufacturing processes. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $129.4 million as of March 31, 2005. At March 31, 2005, our principal source of liquidity was $0.3 million of cash and cash equivalents and trade accounts receivables of $1.8 million.   Such conditions raise substantial doubt that our Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.  These operating results occurred while we were developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on our financial resources. The ultimate success of the Company depends on our ability to continue to reduce operating costs, generate higher revenue, achieve positive cash flow from continuing operations and achieve profitability.

Additionally, the Company is not in compliance with certain covenant requirements of our senior convertible debt as of March 31, 2005.  Although there has been no formal notice of default received from the note holders, as the note holders have the right to call for repayment of the outstanding balance of the senior convertible debt, the total outstanding debt balance of $5,709 have been included as current liabilities as of March 31, 2005 (see Item 3 Defaults Upon Senior Securities, Part II).

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

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of March 31, 2005:

	Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$9,309	$6,942	$2,367	$—	$—
Capital lease obligation (3)	175	100	75	—	—
Operating leases and rents	1,498	461	853	183	1
Growell settlement payable (4)	3,317	3,317	—	—	—
Consulting services payable	114	114	—	—	—
Dongyang payable	11	11	—	—	—
	$14,424	$10,945	$3,295	$183	$1

(1)     Contractual cash obligations include Long-Term Debt comprised of $5,709 of Senior Convertible Notes and $3,600 of Kookmin Notes, and future minimum lease payments under capital and operating leases, liabilities incurred from settlement with a former customer (Growell) and divesture of our equipment manufacturing business, and purchase commitments from a consultant.

(2)     Does not include interest payments of  $968, un-amortized discounts for beneficial conversion feature and warrants of $707 of our Senior Convertible Notes, and short-term note payable of $158.

(3)     Includes imputed interest of $10.

(4)     In January 2005 Growell was acquired by a third party, and we are currently in negotiations to settle this balance with the third party.

Off Balance Sheet Arrangements

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

Within the 90 days prior to the date of this quarterly report, Liquidmetal Technologies (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2005 of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were ineffective by reason of the material weaknesses mentioned in more detail below in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this quarterly report on Form 10-Q.

Update on Management’s Assessment of Internal Control Over Financial Reporting. Update on Management’s Assessment of Internal Control Over Financial Reporting. The time and resources committed to the restatement of prior periods’ financial statements as aforementioned delayed our internal timetable with respect to our documentation, assessment and evaluation of internal control over financial reporting, which are required to be undertaken  to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). Due in part to the issues described in the foregoing paragraph, management’s assessment of the effectiveness of our internal control over financial reporting has been substantially delayed and is not complete, which in turn has prevented the Company’s independent registered public accounting firm, Stonefield Josephson, from being able to satisfactorily complete an audit of the Company’s internal control over financial reporting pursuant to SOX 404.  Based on the foregoing, Stonefield Josephson has disclaimed an opinion on the Company’s internal control over financial reporting.

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

We have identified the following material weaknesses in connection with our ongoing assessment of internal controls as follows:

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

4. Due to the lack of adequate segregation of duties and documentation to evidence reviews of certain reconciliations, authorization of transactions and manual performance of numerous procedures, led to significant adjustments at year end to the accounting records and financial reports.

5. Managements’ documentation of the Company’s internal controls was not sufficient.

6. The independent third party engaged to help document and assess the Company’s internal controls, has identified numerous and significant deficiencies which management has not completed evaluating whether they would rise to the level of a material weakness in accordance to the PCAOB Audit Standard No. 2.

Management believes that it has taken appropriate steps to address these material deficiencies subsequent to March 31, 2005, including hiring an independent consulting firm to identify and propose remedial actions to address and mitigate the deficiencies.

We cannot assure you that we will not discover additional material weaknesses in the future; however management will continue to work with the independent consulting firm and work towards compliance with SOX 404 as of December 31, 2005.

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2005.  The Company is currently in the process of re-evaluating its internal controls pursuant to SOX 404 (see Item 4 Controls and Procedures, Evaluations of disclosure controls and procedures).

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There were no material developments in our legal proceedings during the current quarter.

Item 3 – Defaults Upon Senior Securities

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

In connection with the private exchange offer, the Company issued $250 thousand of private placement notes to certain Placement Agents as issuance costs.  Of the $250 thousand notes issued, $125 thousand was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (Long-Term Notes) and $125 thousand was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (Short-Term Notes).

The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the completion of the exchange offer.  A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  As of March 31, 2005, we were in breach of a covenant in the Note Exchange Agreement requiring us to become current in our SEC filings, as well as file a registration statement with the SEC for the shares into which the notes are convertible, within 90 days of the issue date of the new notes.  Late registration fee of $0.9 million has been accrued as interest expense, and is included in accounts payable and accrued liabilities as of March 31, 2005. If written notice of default is delivered to us for breach of this covenant, then we will have a period of 30 days to cure the breach before it becomes an event of default under the notes, and if the breach is not cured during such time period, the holders of the notes will become entitled to accelerate the remaining balance of their respective notes and declare them immediately due and payable.  As of the date of the filing of this Form 10-Q, we have not received a notice for demand for payment as a result of not meeting the registration and listing requirements.

Item 6 – Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

31.1	Certification of the President and Chief Executive Officer, John Kang, as required by Section 3.02 of Sarbane-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Young Ham, as required by Section 3.02 of Sarbane-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, John Kang, as required by Section 9.06 of Sarbane-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Young Ham, as required by Section 9.06 of Sarbane-Oxley Act of 2002

(b)                                 Reports on Form 8-K

-Filed April 15, 2005

-Filed May 10, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: May 13, 2005	/s/ John Kang
John Kang
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2005	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)