Form 10-Q
period 2005-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2005-08-15
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

As of July 11, 2005, there were 41,609,652 shares of the registrant’s common stock, $.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

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

Condensed Consolidated Statements of Cash Flows (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Item 4 – Controls and Procedures

PART II – Other Information

Item 1 – Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 6 – Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2005	2004
ASSETS

Current Assets:

Cash and cash equivalents	$1,256	$742
Restricted Cash	—	754
Trade accounts receivables, net of allowance for doubtful accounts of $69 and $108	2,359	1,668
Inventories	2,190	2,353
Prepaid expenses and other current assets	954	930
Total current assets	6,759	6,447

Property, Plant and Equipment, net	14,996	16,434
Idle Equipment	193	1,906
Long Term Inventory	—	1,810
Other intangibles, net	1,158	1,143
Other assets	816	768
Total assets	$23,922	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$7,095	$4,969
Settlement Payable	3,294	3,246
Deferred revenue	934	900
Short-term debt	493	—
Long-term debt, current portion, net of debt discount of $1,654	8,531	5,991
Other liabilities, current portion	752	1,032
Warrant liability	1,677	550
Total current liabilities	22,776	16,688

Long-term debt, net of current portion	2,044	2,618
Other long-term liabilities, net of current portion	373	342
Total liabilities	25,193	19,648

Shareholders’ Equity (Deficiency):

Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at June 30, 2005 and December 31, 2004	42	42
Additional paid in capital	132,160	132,160
Accumulated deficit	(135,827)	(125,313)
Accumulated other comprehensive income	2,354	1,971
Total shareholders’ equity (deficiency)	(1,271)	8,860

Total liabilities and shareholders’ equity (deficiency)	$23,922	$28,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2005	2004	2005	2004

Revenue	$3,727	$4,055	$6,570	$10,343
Cost of sales	3,962	2,475	6,797	6,032

Gross (loss) profit	(235)	1,580	(227)	4,311

Operating Expenses:
Selling, general, and administrative	1,567	2,544	4,157	5,609
Research and development	213	345	610	686
Impairment of long lived assets	3,394	—	3,394	—
Total expenses	5,174	2,889	8,161	6,295

Loss from operations	(5,409)	(1,309)	(8,388)	(1,984)

Other income	—	694	133	1,280
Other expense	(100)	—	(100)	—
Interest expense	(909)	(1,166)	(2,166)	(1,437)
Interest income	1	22	7	34
Loss from continuing operations	(6,417)	(1,759)	(10,514)	(2,107)

Loss from discontinued equipment manufacturing operations, net of tax	—	(356)	—	(749)

Net loss	(6,417)	(2,115)	(10,514)	(2,856)

Other comprehensive loss
Foreign exchange translation gain	62	43	383	422
Comprehensive loss	$(6,355)	$(2,072)	$(10,131)	$(2,434)

Net loss per common share – basic and diluted:
Loss per share – continuing operations	$(0.15)	$(0.04)	$(0.25)	$(0.05)
Loss per share – discontinued operations	$—	$(0.01)	$—	$(0.02)
Loss per share basic and diluted	$(0.15)	$(0.05)	$(0.25)	$(0.07)

Number of weighted average shares – basic and diluted	41,610	41,610	41,610	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Six Months
	Ended June 30,
	2005	2004

Operating activities:
Net loss	$(10,514)	$(2,856)

Adjustments to reconcile net loss from operations to net cash used for operating activities:
Impairment of long lived assets	3,394	—
Loss on disposal of asset	1	—
Depreciation and amortization	1,694	1,823
Amortization of debt discount	479	1,069
Stock-based compensation	—	276
Bad debt (recovery) expense	(43)	105
Warranty expense	76	137

Changes in operating assets and liabilities:
Accounts receivable	(648)	(521)
Inventories	320	(2,235)
Prepaid expenses and other current assets	(24)	189
Other assets	(169)	(575)
Accounts payable and accrued expenses	2,050	2,749
Deferred revenue	34	(597)
Warrant liabilities	(33)	(1,280)
Other liabilities	(182)	(3,692)
Net cash used for continuing operations	(3,565)	(5,408)

Net cash provided by discontinued operations	—	822
Net cash used for operating activities	(3,565)	(4,586)

Investing Activities:
Purchases of property and equipment	(63)	—
Proceeds from sale of property and equipment	1	—
Investment in patents and trademarks	(70)	(102)
Net cash used for investing activities	(132)	(102)

Financing Activities:
Proceeds from borrowings	4,669	9,924
Repayment of borrowings	(1,613)	(1,841)
Proceeds from restricted cash	754	(58)
Net cash provided by financing activities	3,810	8,025

Effect of foreign exchange translation	401	(108)
Net increase in cash and cash equivalents	514	3,229

Cash and cash equivalents at beginning of period	742	3,127
Cash and cash equivalents at end of period	$1,256	$6,356

Supplemental cash flow information:
Interest paid	$229	$208
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the six months ended June 30, 2004, the Company sold it’s 51% ownership interest in Dongyang to the 49% minority shareholder, which resulted in a loss of $46 from disposal of discontinued operations as of June 30, 2004.

The accompanying notes are an integral part of the condensed consolidated financial statements

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

(in thousands, except share data)

(unaudited)

1.         Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  In addition, certain reclassifications have been made for consistent presentation.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2005.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling, and the manufacture and sale of die casting equipment (see Note 7).  In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three		For the Six
		Months Ended June 30,		Months Ended June 30,
		2005	2004	2005	2004

Net loss as reported		$(6,417)	$(2,115)	$(10,514)	$(2,856)

Add:	stock-based employee compensation expense included in reported net loss, net of related tax effects	—	7	—	276

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(736)	(1,338)	(1,519)	(2,809)

Proforma net loss:		$(7,153)	$(3,208)	$(12,033)	$(5,389)

Basic and diluted loss per share:
As reported		$(0.15)	$(0.05)	$(0.25)	$(0.07)
Proforma		$(0.17)	$(0.08)	$(0.29)	$(0.13)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the six months ended June 30, 2005 and 2004, respectively: expected volatility of approximately 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.9% to 4.2%.

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

Reclassifications

Certain amounts from the prior year have been reclassified to conform to current year’s presentation.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. SFAS No. 123R is effective for the Company in the quarter ending March 31, 2006. Upon adoption of SFAS 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. The Company is currently evaluating the transition methods, valuation methodologies and other assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately implemented by the Company upon adoption of SFAS No. 123R. Although the Company has not yet fully quantified the impact this standard will have on its financial statements, it is likely that the adoption of SFAS No. 123R will have a material impact on the Company’s financial position and results of operations.  Stock-based Compensation under Note 1 included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three and six months ended June 30, 2005 and 2004.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.         Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $135,827 as of June 30, 2005.  Cash used for continuing operations for the six months ended June 30, 2005 was $3,565 and cash flow from continuing operations may be negative throughout fiscal year 2005.  As of June 30, 2005, the Company’s principal source of liquidity is $1,256 of cash and trade accounts receivable of $2,359.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.  These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology.  This business plan required significant spending related to start-up costs and capital expenditures.  These factors have placed a significant strain on the financial resources of the Company.  The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Additionally, the Company is not in compliance with certain covenant requirements of the senior convertible debt as of June 30, 2005.  Although there has been no formal notice of default received from the note holders, as the note holders have the right to call for repayment of the outstanding balance of the senior convertible debt, the total outstanding debt balance of $5,709 have been included as current liabilities as of June 30, 2005 (see Note 8).

The Company completed $3,250 private placement of 10% convertible debt on June 13, 2005 and Factoring, Loan, and Security Agreement (“Factoring Agreement”) on April 21, 2005, which allows for borrowing up to $1,500, to meet working capital needs of the Company (see Note 8).  Borrowings made under the Factoring Agreement are secured by the Company’s trade receivables.  Such borrowings totaled $1,222, which was offset by $729 of repayments made as June 30, 2005.

Capital requirements during the next 12 months will depend on numerous factors, including the success of existing products, the development of new applications for Liquidmetal alloys, the resources devoted to develop and support Liquidmetal alloy products, and the cost of successful implementation of Section 404 of the Sarbanes-Oxley Act of 2002.  If the available funds and cash generated from operations are insufficient to satisfy liquidity requirements, the Company may need additional funds in the future to support working capital requirements and for other purposes, and may need to raise additional funds through public or private equity financing, bank debt financing, or from other sources. Subsequent to the close of the second quarter of 2005, the Company completed a private placement of $9,877 of 7% convertible debt in consideration for $5,000 aggregate cash received, $4,280 exchange of previously issued notes, and satisfaction of accrued interest and fees of $597 from the previously issued notes (see Note 14). Adequate funds may not be available when needed or may not be available on favorable terms. However, the Company anticipates capital expenditures in the next 12 months will be less than $0.5 million. The Company expects to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing capabilities, and for working capital and other general corporate purposes.

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

4. Inventories

The Company maintains certain of its raw material inventories in amounts in excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material. These inventories were classified as long-term inventory as of December 31, 2004. The Company determined that its current and projected raw material requirements are not sufficient enough to warrant the use of such raw materials in the foreseeable future. Accordingly, the Company reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be excessive. The write-down amounted to $1,653 is included in “Impairment of long lived assets” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2005. The total amount of long term inventory was $0 and $1,810 as of June 30, 2005 and December 31, 2004, respectively.

	June 30,	December 31,
	2004	2004

Raw materials	$1,515	$1,688
Work in process	412	352
Finished goods	263	313
Total current inventories	2,190	2,353
Long-term inventories	—	1,810
Total inventories	$2,190	$4,163

5. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  Due to excess manufacturing capacity, the Company classified the equipment as idle equipment at December 31, 2004.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future. For these reasons, during the quarter ended June 30, 2005, the Company determined to write down the carrying value of the idle equipment held by its subsidiary, Liquidmetal Korea, to its net realizable value. The write-down amounted to $1,741 and is included in operating expenses as “Impairment of long lived assets” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2005. Total amount of idle equipment remaining was $194 and $1,906 as of June 30, 2005 and December 31, 2004, respectively.

6.         Discontinued Operations

Dongyang

On June 28, 2002, the Company acquired a 51% interest in Chusik Hoesa Dongyang Yudoro (“Dongyang”).  In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder.  The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held.  Further, the Company agreed to pay Dongyang $155 for the purchase of a receivable balance from Growell.  The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Donyang to the minority shareholder.  The loss from operations for the six months ended June, 2004 totaled $50 and is included in the loss from discontinued equipment manufacturing operations for the period.  The net payable balance of $75 is to be paid in quarterly installments throughout 2004, with $25 to be paid subsequent to 2004.  The outstanding amount payable to Dongyang is $11 and $25 as of June 30, 2005 and December 31, 2004, respectively, and is included in accounts payable and accrued liabilities.

Summarized operating results of Dongyang’s discontinued operations are as follows.

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2005	2004	2005	2004

Revenue	$—	$—	$—	$22
Loss from discontinued equipment manufacturing operations, net of tax	—	—	—	(96)

Taesung

On June 14, 2004, the Company entered into an Asset Purchase Agreement whereby all the assets and liabilities of its Taesung equipment manufacturing division in Korea were sold to a third party for $345 which is payable by the third party in four equal installments with the last installment being due on June 30, 2005.  As of March 31, 2004, management determined that no impairment was anticipated on the divestiture of its Taesung division.  Ultimately, the sale resulted in a loss of approximately $184.  The loss from operations for the three and six months ended June 30, 2004 totaled $179 and $469 and is included in the loss from discontinued equipment manufacturing operations for the period.

Summarized operating results of Taesung’s operations are as follows:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2005	2004	2005	2004

Revenue	$—	$72	$—	$172
Loss from discontinued equipment manufacturing operations, net of tax	—	(356)	—	(653)

7.         Product Warranty

Due to the lack of historical information for warranty expense related to bulk alloy products, management estimates product warranties as a percentage of bulk alloy product sales earned during the period.  During the three and six months ended June 30, 2005, the Company recorded $34 and $76, respectively, of warranty expense.  During the three and six months ended June 30, 2004, the Company recorded $79 and $137, respectively, of warranty expense.  The product warranty accrual balance is included in accounts payable and accrued expenses.

8.         Notes Payable

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

The fair value of the 1.2 million warrants totaled $1,883 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 82%, (3) risk free interest of 0.95% and dividend rate of 0%.  In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”  In March 2004, total cost of beneficial conversion feature of $3,395 and the fair value of the 0.6 million warrants issued to investors of $584 were recorded as discounts of the convertible note.  In addition, $718 relating to the fair value of the 0.6 million warrants issued to the Placement Agents and $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost as a contra liability account in warrant liability and other assets, respectively.

During 2004, the Company redeemed $4,465 of the outstanding note balance in cash.  The redemption resulted in a write down of debt issuance costs and debt discount of $2,071 to interest expense during the year ended December 31, 2004.  Further, 500,000 of warrants originally issued to a financial advisor for the transaction expired during June 2004 and 163,748 of unexercised warrants originally issued to investors were cancelled as a result of the Company’s redemption of the note balances during the year ended December 31, 2004.  The 663,748 total expired and canceled warrants immediately prior to the expiration and cancellation resulted in a reduction of warrant liability of $7 and $279 to paid in capital and change in value of warrants, respectively, during the year ended December 31, 2004.

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”), collectively referred to as “Exchange Notes”.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant.  The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Short-Term Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see Note 14). The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.  Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer.  The Long-Term Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an Amended Registration Rights Agreement, and Amended and Restated Security Agreement (see Note 14).

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

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2 and 3 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 and 3 percent for each 30 business days thereafter, but no more than 18 percent of the purchase price of the unconverted note balance.  Late registration fee of $1,028 has been accrued as interest expense, and is included in accounts payable and accrued liabilities as of June 30, 2005.  The $5,709 balance of the note and un-amortized discounts for beneficial conversion feature and warrants of $551 is presented as short-term liability as of June 30, 2005 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the amended Registration Rights Agreement.  As of the filing of this report, the Company has not received any demands for payment from the note holders.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”).  The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment.  As such, the Company accrued $171 of additional interest from the default rates applied to the loan balance as of June 30, 2005, which is included in accounts payable and accrued liabilities.

As of June 30, 2005 and December 31, 2004, our gross outstanding loan balance of the Short-Term and Long-Term Notes totaled $5,709, un-amortized discounts for beneficial conversion feature and warrants totaled $551 and $851, and other asset debt issuance costs totaled $75 and $183, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $211 and $408 for the three and six months ended June 30, 2005, and $271 and $335 for the three and six months ended June 30, 2004, respectively.  As of June 30, 2005, the effective interest rates for the Short-Term and Long-Term Notes were 22% and 32%, respectively.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as other liability as the Company has not yet filed the registration statement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a net gain of $154 and $287 for the three and six months ended June 30, 2005, and a net gain of $694 and $1,280 for the three and six months ended June 30, 2004.  The fair value of warrants outstanding at June 30, 2005 of $263 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.67 years; (2) volatility of 117%, (3) risk free interest of 3.45%and dividend rate of 0%.

Convertible Notes

On June 13, 2005, the Company completed a private placement (the “Private Placement”) of 10% Convertible Unsecured Notes Due June 13, 2006 in the aggregate principal amount of $3,250 (the “Notes”), together with warrants to purchase up to an aggregate of 893,750 shares of the Company’s common stock (the “Warrants”).

The Notes issued by the Company in the Private Placement are unsecured and will become due on the earlier of June 13, 2006 or the consummation of a follow-on equity or debt offering or restructuring transaction pursuant to which the Company receives gross proceeds of at least $4,000.  Prior to maturity, the Notes will be interest-only, with interest payments due quarterly, at the rate of 10% per year.  The Notes can be prepaid by the Company at any time without penalty.  If, within 120 days following the issue date of the Notes, the Company either fails to redeem the notes for the principal amount and accrued interest thereon or fails to close a “Qualified Financing,” then the Notes will thereafter be convertible at a conversion price equal to seventy five percent (75%) of the closing price of the Company’s common stock on the first trading day immediately preceding the conversion date.  A “Qualified Financing “ is defined in the Notes as any debt or equity financing of the Company resulting in aggregate gross proceeds to the Company of at least $5,000 and in which the holders of at least sixty percent (60%) of the aggregate principal amount of the Company’s Long Term Notes due July 2007 either (i) agree that the equity or debt securities to be issued in such financing shall be pari passu in order of payment to the 2007 Notes held by them or (ii) exchange their 2007 Notes for new securities in the financing transaction.  Subsequent to the close of the second quarter of 2005, the Company successfully completed Qualified Financing, which resulted in exchange and redemption of the Convertible Notes (see Note 14).  As a result, the Notes never become convertible.

The holders of the Notes will have the right to call for early repayment of the Notes if, on the date that is 180 days of the issue date of the Notes (i) the Company is not then compliant with its SEC reporting obligations, or (ii) the Company’s common stock is not then listed or quoted on the OTC Bulletin Board, Nasdaq Stock Market, New York Stock Exchange, or American Stock Exchange.

As a part of the Private Placement, the Company issued Warrants to the purchasers of the Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock.  In addition, Warrants to purchase 81,250 shares of the Company’s common stock were issued to the placement agent in the transaction.  The Warrants have an exercise price of $2.00 per share, provided that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s previously issued 10% Senior Secured Notes Due July 29, 2005), the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction.  The Warrants will expire on June 13, 2010.

The fair value of the 893,750 warrants totaled $1,160 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 118%, (3) risk free interest of 3.87% and dividend rate of 0%.  In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” the embedded beneficial conversion feature of the debt was not recorded as the debt is considered contingently convertible at the time of issuance, and as a result of the completion of the Qualified Financing the debt subsequent to the close of the second quarter, the debt was determined to be not convertible. In June 2005, the fair value of the 812,500 warrants issued to investors of $1,055 was recorded as discounts of the convertible note.  In addition $105 relating to the fair value of the 81,250 warrants issued to the Placement Agents and $278 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost as a contra liability account in debt discount and other assets, respectively, and will be amortized using the effective interest rate method over the life of the loan. As of June 30, 2005, the gross outstanding loan balance of the Notes totaled $3,250, un-amortized discounts for warrants totaled $1,003, and other asset debt issuance costs totaled $264, and contra liability debt issuance cost totaled $100.  Interest expense for the amortization of debt issuance cost and discount on note was $71 for the three months ended June 30, 2005.  As of June 30, 2005, the effective interest rates for Notes was 54%.

Under a registration rights agreement entered into between the Company and the purchasers of the Notes, the Company is required, within 90 days of the date of the issuance of the Notes, to file a registration statement with the SEC covering the resale of the shares of Company common stock into which the Notes are convertible and for which the Warrants are exercisable.  The Company is required to cause this registration statement to become effective within 60 days after the Company receives the first written comments on the registration statement from the SEC, or if the SEC notifies the Company that it will not review the registration statement, within five days after such notification.  The Company will be subject to certain monetary penalties, as set forth in the registration rights agreement, if the registration statement is not filed or does not become effective on a timely basis.  As the Company was unable to complete the documentation, assessment and evaluation of internal control over financial reporting, which are required to be undertaken to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) as of December 31, 2004, the Company cannot determine the impact of the non-compliance as of December 31, 2004 on the registration statement and cannot ensure that the registration statements will be completed in a timely manner. The Company has taken steps to ensure compliance with SOX 404 requirements as of December 31, 2005. There can be no assurance, however, that the Company will be in compliance with Section 404 as of December 31, 2005 and 2004 and/or that the Company will have the Registration statement declared effective by the SEC prior to such compliance.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,160 have been recorded as other liability as the Company has not yet filed the registration statement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a net loss of $254 for the three months ended June 30, 2005.  The fair value of warrants outstanding at June 30, 2005 of $1,414 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.96 years; (2) volatility of 117%, (3) risk free interest of 3.72%and dividend rate of 0%.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005, which allows for borrowings of up to $1,500.  The Agreement expires on April 21, 2006, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.  Advances are made on 80% of Approved receivables assigned and 30% of receivables assigned.  Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances.  All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.65 percent to 2 percent plus prime rate as published by the Wall Street Journal, with a minimum annual fee of $30. All receivables assigned and advances made are subject to return and recall by the financing company, respectively.  As such, the advances have been classified as short-term secured borrowings in accordance with FAS 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.”  As of June 30, 2005, the Company has borrowed $1,222 and repaid $729.  The total outstanding advance made under the agreement is $493 as of June 30, 2005, which is presented as short-term debt.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31,

2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period.  Principal payments made to Kookmin Bank totaled $621 for the six months ended June 2005, which includes $65 of foreign exchange translation loss.  The outstanding loan balance totaled $3,270, of which $1,226 is included in current portion of long-term debt, as of June 30, 2005.

9.     Stock Compensation Plan

During the three and six months ended June 30, 2005, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors, the Company granted options to purchase 7,500 and 891,165 common shares of the Company for an average exercise price of $1.63 and $2.21, respectively, which equaled the fair market value on the date of grant

During the three months ended June 30, 2005, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company did not grant any options.  During the six months ended June 30, 2005, the Company granted 180,000 common shares of the Company for an average exercise price of $2.33 under this plan.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company canceled 84,582 and 244,184 options during the three and six months ended June 30, 2005, respectively, for terminated employees and directors.

10.      Segment Reporting and Geographic Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

			Segment
	Coatings	Bulk Alloy	Totals

Three months ended June 30, 2005:
Revenue to external customers	$1,332	$2,395	$3,727
Gross profit (loss)	574	(809)	(235)
Income (loss) before interest expense and discontinued operations	435	(4,691)	(4,256)
Total identifiable assets at end of period	1,170	17,228	18,398

Three months ended June 30, 2004:
Revenue to external customers	$706	$3,349	$4,055
Gross profit	327	1,253	1,580
Income before interest expense, discontinued operations, and general	192	619	811
Total identifiable assets at end of period	821	24,702	25,523

Six months ended June 30, 2005:
Revenue to external customers	$2,381	$4,189	$6,570
Gross profit	1,056	(1,283)	(227)
Income (loss) before interest expense and discontinued operations	762	(5,840)	(5,078)
Total identifiable assets at end of period	1,170	17,228	18,398

Three months ended June 30, 2004:
Revenue to external customers	$1,722	$8,621	$10,343
Gross profit	795	3,516	4,311
Income before interest expense and discontinued operations	540	2,100	2,640
Total identifiable assets at end of period	821	24,702	25,523

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2005	2004	2005	2004

Total operating income (loss) before minority interest, interest expense and discontinued operations	$(4,256)	$811	$(5,078)	$2,640
General and administrative expenses not allocated to segments	1,153	(2,120)	3,310	(4,624)
Loss before interest, other income, income taxes, minority interest and discontinued operations	(5,409)	(1,309)	(8,388)	(1,984)
Other income	—	694	133	1,280
Other expense	(100)	—	(100)	—
Interest expense	(909)	(1,166)	(2,166)	(1,437)
Interest income	1	22	7	34
Loss from discontinued operations, net	—	(356)	—	(749)
Loss from disposal of discontinued operations, net	—	(356)	—	(749)
Consolidated net loss	$(6,417)	$(2,115)	$(10,514)	$(2,856)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $1,925 and $1,328 during the three months ended June 30, 2005 and 2004, respectively.  The revenue related to the United States of America was earned under three defense-related research and development contracts and sales of coatings products.

As of June 30, 2005, one customer represented 11%, or $263, of the total outstanding trade accounts receivable.  As of December 31, 2004, two customers represented 30%, or $497, of the total outstanding trade accounts receivable.  Two customers represented 23%, or $1,535, of total sales for the six months ended June 30, 2005.  Three customers represented 55%, or $5,692, of total sales for the six months ended of June 30, 2004.

During the three months ended June 30, 2005, the Company had revenues from companies outside of the United States of $1,802 of which $971 represented sales to companies located in South Korea.  During the three months ended June 30, 2004, the Company had revenue from sales to companies outside of the United States of $2,799 of which $2,006 represented sales to companies located in South Korea.  Of the sales in South Korea, $72 was from our discontinued equipment manufacturing business.  The revenue related to sales to companies outside of the United States was from bulk alloy products including equipment sales.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,874 and $1,594 located in the United States at June 30, 2005 and December 31, 2004, respectively. The Company had long-lived assets of $14,279 and $15,422 located in South Korea at June 30, 2005 and December 31, 2004, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

June 30,
2005

Total segment assets	$18,398
Cash and cash equivalents	1,256
Prepaid expenses and other current assets	954
Other property, plant and equipment, net	710
Intangibles, net	1,158
Other assets	816
Total consolidated assets	$23,292

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The largest asset represents the Company’s intangible assets, consisting primarily of the Company’s patents and trademarks.

11.      Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.  Common stock equivalents consist of 9,828,208 and 8,308,922 equity instruments and 6,973,877 and 3,457,894 senior equity convertible debt instruments at June 30, 2005 and 2004, respectively, and have not been included in the EPS calculation at June 30, 2005 and 2004 as the amounts are anti-dilutive.

12.      Commitments and Contingencies

In September 2004, as part of a security agreement to finance a certain insurance policy, the Company used certificates of deposits with maturities of less than one year as collateral.  The $754 held in certificates of deposits is presented as restricted cash at December 31, 2004.  During the quarter ended March 31, 2005, the certificate of deposits was liquidated and the proceeds were used to paydown the balance of the financing on the insurance policy.

In August 2004, the Company entered into a consulting agreement whereby the Company was to receive services from a third party to improve the Company’s bulk alloy manufacturing process.  The service is to be provided from August 2004 through

October 2005.  The total amount of service fees is $172, of which $15 was included in trade accounts payable as of June 30, 2005.  As of December 31, 2004, the total amount of outstanding balance included in trade accounts payable was $15.

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ.  John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”).  In September 2004, the other five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action.  The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005.  The Amended Complaint alleges that the Prospectus issued in connection with the Company’s initial public offering in May 2002 contained material misrepresentations and omissions regarding the Company’s historical financial condition and regarding a personal stock transaction by the Company’s chief executive officer.  The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of the Company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the Company’s products to artificially inflate the value of the Company’s stock.  The Amended Complaint seeks unspecified compensatory damages and other relief.  We filed a Motion to Dismiss on March 29, 2005.  Plaintiffs’ response to our Motion to Dismiss was filed on June 3, 2005.  The Company cannot anticipate when the Court will rule on the Motion to Dismiss.  The Company intends to vigorously defend against the class action.  The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

In addition to the above, certain present and former officers and directors of Liquidmetal Technologies, as well as Liquidmetal Technologies as a nominal defendant, have been named in three shareholder derivative actions.  Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin, Derivatively on Behalf of Liquidmetal Technologies, Inc.  v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California.  A third shareholder derivative complaint was filed in Florida federal court styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T23TBM, commenced in the Middle District of Florida, Tampa Division.  These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal shareholder class action. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief.  The two shareholder derivative complaints in California state court have been consolidated.  Plaintiffs served a Consolidated Shareholder Derivative Complaint on October 12, 2004.  The defendants served a Demurrer to the Consolidated Shareholder Derivative Complaint on November 22, 2004, seeking dismissal of that complaint.  At a hearing on February 10, 2005, the court sustained the demurrer, dismissing the Consolidated Shareholder Derivative Complaint but giving the plaintiffs 45 days within which to amend the complaint.  Plaintiffs filed their Consolidated Amended Shareholder Derivative Complaint on March 28, 2005.  The Company, along with other defendants, filed a Demurrer on May 17, 2005.  The Court sustained the demurrer at a hearing on July 7, 2005, again dismissing the complaint but giving the plaintiffs 40 days within which to further amend the complaint.  Separately, the plaintiffs moved to compel the Company to respond to certain written discovery on March 7, 2005.  The Motion to Compel was granted on April 28, 2005.  The class action defendants subsequently filed a Motion to Stay Discovery in Related State Action on June 9, 2005.  The plaintiffs filed a Memorandum of Law in Opposition to the Defendants’ Motion to Stay on June 20, 2005.  The Motion to Stay is pending.  By stipulation, if the Motion to Stay is denied, the Company will be required to respond to the written discovery and produce documents within 10 days of the court’s ruling on the Motion. In the Florida derivative action, the Plaintiff filed a First Amended Shareholder Derivative Complaint on November 22, 2004.  The Company’s Motion to Dismiss, which was filed on

December 20, 2004, is fully briefed.  The Company cannot anticipate when the Court will rule on the Motion to Dismiss.  The Company intends to vigorously defend against the derivative actions.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

As of June 30, 2005, the Company has accrued $626 as receivables from insurance companies from excess legal costs incurred to defend against the class action and derivative lawsuits.  The amount is included in prepaid expenses and other current assets.

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies.  The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party.  On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market.  This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006.  If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement.  The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement.  As of June 30, 2005 and December 31, 2004, the unearned distribution fee remained unchanged at $830.

Under terms of the January 2004 settlement of the dispute over certain sales transactions from 2003 and 2002 between Liquidmetal Korea and Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers.  Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry.  The remaining settlement payable of $2,837 and trade accounts payable of $14 were to be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004.  As of December 31, 2004, the settlement payable of $3,246, net of foreign exchange translation loss, was not paid to Growell due to Growell’s breach of warranty on equipment repurchased by Liquidmetal Korea.  In January 2005, Growell was acquired by a third party.  As of June 30, 2005, the outstanding settlement payable to the third party of $3,294, net of foreign exchange translation loss, was not paid, and the Company is currently in negotiations to settle this balance with the third party.

13.    Related Party Transactions

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

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company.  Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  During each of the three and six months ended June 30, 2005 and 2004, we incurred $13 and $25, respectively, in consulting fees from Chitnis Consulting.

We are a party to a consulting agreement with William Johnson, a board member.  Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy.  During the three and six months ended June30, 2005, we incurred $5 and $10 in consulting fees from Mr. Johnson, respectively.  During the three and six months ended June30, 2004, we incurred $14 in consulting fees from Mr. Johnson, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of June 30, 2005, the outstanding amount of the receivable was $235, which is included in other assets.  Mr. Kang has paid approximately $67 as of June 30, 2005 and will make monthly installments of approximately $12 to pay down the outstanding balance.

During the period ended June 30, 2005, the Company borrowed approximately $198 from CK Cho, a member of our Board of Directors for working capital purposes. The note was due and paid in full as of June 30, 2005.  The note has an annual rate of interest of 6% resulting in the Company paying approximately $2 in interest.  Mr. Cho also is a Chief Executive Officer of Winvest Venture Partners Inc., who holds $500 of Senior Convertible Notes as of June 30, 2005 (see Note 8).

14. Subsequent Events

On August 9, 2005, the Company completed a private placement (the “Private Placement”) of $9,877 in principal amount of new 7% Convertible Secured Promissory Notes due August 2007 (the “Notes”).  The issuance consisted of $5,000 cash, exchange of $1,284 in principal amount of previously issued 10% Senior Secured Notes Due July 29, 2005 (the “July 2005 Notes”), the exchange of $2,996 in principal amount of previously issued 10% Convertible Unsecured Notes Due June 2006 (the “June 2006 Notes”), and satisfaction of accrued interest and late registration fees in the amount of $597 on the previously issued notes by the Company.  The Notes were issued pursuant to a Securities Purchase Agreement dated effective as of August 2, 2005 among the Company, the purchasers of the Notes, and the holders of previously issued Senior Convertible Notes and Convertible Notes of the Company (see Note 8).  The Notes are convertible into shares of the Company’s common stock at $2.00 per share Pursuant to an Amended and Restated Security Agreement.  The Notes are secured by substantially all assets of the Company and rank senior to all other obligations of the Company, other than the Company’s loan with Kookmin Bank of South Korea (or any refinancing of such loan), the 6% Senior Convertible Notes due July 2007, and the receivable based financing arrangement.  The Company also issued Warrants to the purchasers of the Notes and placement agents giving them the right to purchase up to 2,469,175 and 384,808 shares of Company common stock, respectively, with an exercise price of $2.00 per share.  The Warrants will expire on August 2, 2010.  The fair value of the warrants issued totaled $4,024 as of effective date of the Notes, and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.12% and dividend rate of 0% . Further, the beneficial conversion feature of the Notes approximated $3,185 as of the effective date of the Note.  As of the date of the report, the Company has not yet completed the analysis for the accounting treatment of the Notes on its financial statements.  The Company estimates write-downs and net loss in regards to this transaction to be approximately $1,500 to $2,000.

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

Results of Operations

Comparison of the three months ended June 30, 2005 and 2004

Revenue. Revenue decreased $0.3 million to $3.7 million for the three months ended June 30, 2005 from $4.0 million for the three months ended June 30, 2004.  The decrease consisted of a decrease of $0.6 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decreased demand for conventional hinge components used in certain cellular phone models, and a decrease of $0.2 million from decreased activity from research and development services related primarily to defense applications, offset by an increase of $0.6 million from sales of our coatings products.

Cost of Sales. Cost of sales increased to $4.0 million, or 106% of revenue, for the three months ended June 30, 2005 from $2.5 million, or 61% of revenue, for the three months ended June 30, 2004.  The increase was a result of decreases in bulk Liquidmetal alloy business.  Cost of sales as a percentage of revenue has increased as a result of lower business volumes generated from our bulk Liquidmetal alloys.  Significant portion of our manufacturing costs continue to remain fixed.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $1.6 million, or 42% of revenue, for the three months ended June 30, 2005 from $2.5 million, or 63% of revenue, for the three months ended June 30, 2004. This decrease was primarily a result of decrease professional services by $0.8 million, decrease in bad debt expense of $0.1 million, and decrease in depreciation, travel expenses, and product warranty costs of $0.1 million, offset by an increase in insurance costs by $0.1 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $0.2 million, or 6% of revenue, for the three months ended June 30, 2005 from $0.3 million, or 9% of revenue, for the three months ended June 30, 2004. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  The decrease was primarily due to decreases in salaries, wages and the related costs by $0.1 million.

Impairment of Long Lived Assets. Impairment of long lived assets increased to $3,394, or 91% of revenue, for the three months ended June 30, 2005 from $0 for the three months ended June 30, 2004.  Impairment expense represents write-down of $1,653 of raw materials considered to be long term inventory and $1,741 of idle equipment.  While we may use the excess raw materials beyond one year to fulfill future demand, we cannot currently foresee use of this inventory in the foreseeable future.  Further, while we have marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering our current revenue, we do not anticipate utilizing this equipment internally in the near future.  As such, we have reduced the carrying values of the excess raw material and idle equipment.

Other Income. Other income decreased to $0, for the three months ended June 30, 2005 from $0.7 million, or 17% of revenue, for the three months ended June 30, 2004.  Other income consists of change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004 primarily as a result of fluctuations in our stock price.

Other Expense. Other expense increased to $0.1 million, or 3% of revenue, for the three months ended June 30, 2005 from $0 for the three months ended June 30, 2004.  Other expense consists of change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004 primarily as a result of fluctuations in our stock price.

Interest Expense. Interest expense was $0.9 million, or 24% of revenue, for the three months ended June 30, 2005 and was $1.2 million, or 29% of revenue, for the three months ended June 30, 2004.  During each of the three months ended June 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, and convertible debt funded on June 13, 2005, as well as amortization of debt issuance costs and discount on the senior convertible debt funded in March 2004 and exchanged in August 2004 and convertible debt funded on June 13, 2005.  The decrease was primarily due to acceleration of amortization of debt issuance costs and discount on debt during the three months ended June 30, 2004 from principal payments made.  During the three months ended June 30, 2005, $0.2 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non payment of quarterly scheduled interest payments (see Item 3 Defaults Upon Senior Securities, Part II).

Interest Income.  Interest income was $1 thousand for the three months ended June 30, 2005, and $22 thousand for the three months ended June 30, 2004 from interest earned on cash deposits.  The decrease was primarily due to decrease in deposits held.

Comparison of the six months ended June 30, 2005 and 2004

Revenue. Revenue decreased $3.8 million to $6.6 million for the six months ended June 30, 2005 from $10.3 million for the six months ended June 30, 2004.  The decrease included a $2.6 million decrease from restatement of revenues from 2003 to 2004 as a part of our 2003 financial statement restatement which resulted in one-time recognition of revenues during the first quarter of 2004, a decrease of $1.2 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decreased demand for conventional hinge components used in certain cellular phone models, and a decrease of $0.6 million from decreased activity from research and development services related primarily to defense applications, offset by an increase of $0.6 million from sale of our coatings products.

Cost of Sales. Cost of sales increased to $6.8 million, or 103% of revenue, for the six months ended June 30, 2005 from $6.0 million, or 58% of revenue, for the six months ended June 30, 2004.  The increase was a result of decreases in bulk Liquidmetal alloy business.  Cost of sales as a percentage of revenue has increased as a result of lower business volumes generated from our bulk Liquidmetal alloys.  Significant portion of our manufacturing costs continue to remain fixed.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $4.2 million, or 63% of revenue, for the six months ended June 30, 2005 from $5.6 million, or 54% of revenue, for the six months ended June 30, 2004. This decrease was primarily a result of decrease in wages and related expense by $0.2 million, decrease in bad debt expenses by $0.1 million, decrease in professional and contracted services of $0.7 million, decrease in advertising and promotions expense by $0.2 million, and decrease in telephone and communication expense by $0.1 million, offset by an increase in insurance costs by $0.2 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $0.6 million, or 9% of revenue, for the six months ended June 30, 2005 from $0.7 million, or 7% of revenue, for the six months ended June 30, 2004. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  The decrease was primarily due to decrease in laboratory and prototype supplies used by $0.1 million.

Impairment of Long Lived Assets. Impairment of long lived assets increased to $3,394, or 91% of revenue, for the six months ended June 30, 2005 from $0 for the six months ended June 30, 2004.  Impairment expense represents write-down of $1,653 of raw materials considered to be long term inventory and $1,741 of idle equipment.  While we may use the excess raw materials beyond one year to fulfill future customer order, we have determined that our current capacity was not significant enough to warrant holding this inventory as a long term asset.  Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering our current revenue, we do not anticipate utilizing this equipment internally in the near future.  As such, we have reduced the carrying values of the excess raw material and idle equipment.

Other Income. Other income decreased to $0.1 million, or 2% of revenue, for the six months ended June 30, 2005 from $1.3 million, or 12% of revenue, for the six months ended June 30, 2004.  Other income consists of change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004 primarily as a result of fluctuations in our stock price.

Other Expense. Other expense increased to $0.1 million, or 2% of revenue, for the six months ended June 30, 2005 from $0 for the six months ended June 30, 2004.  Other expense consists of change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004 primarily as a result of fluctuations in our stock price.

Interest Expense. Interest expense was $2.2 million, or 33% of revenue, for the six months ended June 30, 2005 and was $1.4 million, or 14% of revenue, for the six months ended June 30, 2004.  During each of the six months ended June 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, and convertible debt funded on June 13, 2005, as well as amortization of debt issuance costs and discount on the senior convertible debt funded in March 2004 and exchanged in August 2004, and convertible debt funded on June 13, 2005.  As of June 30, 2005, $0.2 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non payment of quarterly scheduled interest payments and $1.0 million of late registration penalty fee of our senior convertible debt was accrued as interest expense (see Item 3 Defaults Upon Senior Securities, Part II).  The increase in interest expense was primarily due to increases costs accrued for penalties during the six months ended June 30, 2005.

Interest Income.  Interest income was $7 thousand for the six months ended June 30, 2005, and $34 thousand for the six months ended June 30, 2004 from interest earned on cash deposits.  The decrease was primarily due to decrease in deposits held.

Liquidity and Capital Resources

Our cash used in operating activities was $3.6 million for the six months ended June 30, 2005 and $4.6 million, which includes cash used in our discontinued equipment manufacturing business of $0.8 million, for the six months ended June 30, 2004.  Our working deficit increased from $(10.2) million at December 31, 2004 to $(16.0) million at June 30, 2005.  The Company’s working deficit increase of $5.8 million was primarily attributable to decrease in restricted cash of $0.8 million, decrease in current inventories of $0.2 million, increase in accounts payable and accrued liability of $2.1 million, increase in current portion of long term debt of $2.5 million, increase in short-term debt of $0.5 million, increase in warrant liabilities of $1.1 million, and increase in deferred revenues and settlement payable of $0.1 million, offset by increase in cash of $0.5 million, increase accounts receivable of $0.7 million, and decrease in decrease in current portion of other liability of $0.3.

Our cash used in investing activities was $0.1 million for the six months ended June 30, 2005 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $3.8 million for the six months ended June 30, 2005, which consists of $0.8 million in proceeds from restricted cash and $3.2 million in proceeds from convertible debt funded on June 13, 2005, $1.2 million in proceeds from factoring agreement executed in April 2005, and $0.2 million in proceeds from borrowings from our short term debt executed in March 2005, offset by $1.6 million on repayment of borrowings.

We anticipate that our capital expenditures will be approximately less than $0.5 million for the full year 2005 for the acquisition of furniture, fixtures, and other business equipment. This amount is subject to change, however, depending upon the nature and the amount of the product orders that we actually receive from customers.

Our capital requirements during the next twelve months will depend on numerous factors, including the success of existing products either in manufacturing or development, the development of new applications for Liquidmetal alloys, the resources we devote to develop and support our Liquidmetal alloy products, the success of pursuing strategic licensing and funded product development relationships with external partners, and the cost of successful implementation of Section 404 of the Sarbanes-Oxley Act of 2002. During the next twelve months, based on our current business plan, we expect to have sufficient resources to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing technology, and to provide for working capital and other general corporate purposes.  However, based on our historical operating results and the continued development of our manufacturing capabilities and alloy compositions, there exists the possibility that these resources will not be adequate to operate at the proposed business plan levels.  These expenses and capital expenditures could consume a material amount of our cash resources, but the amount of these requirements will depend on the nature and amount of orders we receive for the purchase of our bulk Liquidmetal alloy products.

Our business is based on commercializing an entirely new and unique technology, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about order flow, unit volumes, manufacturing efficiencies, product cost and pricing, continuing technology improvements, customer adoption practices, strategic licensing relationships and other relevant matters. These assumptions take into account recent significant cost reductions, as well as recent improvements to our manufacturing processes. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $135.8 million as of June 30, 2005. At June 30, 2005, our principal source of liquidity was $1.3 million of cash and cash equivalents and trade accounts receivables of $2.4 million.  Such conditions raise substantial doubt that our Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.  These operating results occurred while we were developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on our financial resources. The ultimate success of the Company depends on our ability to continue to reduce operating costs, generate higher revenue, achieve positive cash flow from continuing operations and achieve profitability.

Additionally, the Company is not in compliance with certain covenant requirements of our senior convertible debt as of June 30, 2005.  Although there has been no formal notice of default received from the note holders, as the note holders have the right to call for repayment of the outstanding balance of the senior convertible debt, the total outstanding debt balance of $5,709 have been included as current liabilities as of June 30, 2005.  Further, $0.2 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non-payment of quarterly scheduled interest payments as of June 30, 2005.  (See Item 3 Defaults Upon Senior Securities, Part II)

Our future success depends on our ability to continue reducing operating costs and ultimately to generate higher revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of June 30, 2005:

	Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$12,229	$10,185	$2,044	$—	$—
Short-term debt (3)	493	493	—	—
Capital lease obligation (3)	142	67	75	—	—
Operating leases and rents	1,180	239	762	178	1
Growell settlement payable (4)	3,294	3,294	—	—	—
Consulting services payable	60	60	—	—	—
Dongyang payable	11	11	—	—	—
	$17,409	$14,349	$2,881	$178	$1

(1)

Contractual cash obligations include Long-Term Debt comprised of $5,709 of Senior Convertible Notes issued in 2004, $3,250 of Convertible Notes issued in 2005, and $3,270 of Kookmin Notes, Short-Term Debt comprised of $493 advances received under factoring, loan, and security agreement, and future minimum lease payments under capital and operating leases, liabilities incurred from settlement with a former customer (Growell) and divesture of our equipment manufacturing business, and purchase commitments from a consultant.

(2)	Does not include interest payments of $1,369, un-amortized discounts for beneficial conversion feature and warrants, deferred issuance costs of $1,983 of our convertible notes.
(3)	Does not include minimum interest and fee payments of $30.
(4)	Includes imputed interest of $7.
(5)	In January 2005 Growell was acquired by a third party, and we are currently in negotiations to settle this balance with the third party.

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

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005.  The Company is currently in the process of re-evaluating its internal controls pursuant to SOX 404 (see Item 4 Controls and Procedures, Evaluations of disclosure controls and procedures).

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There were no material developments in our legal proceedings during the current quarter.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2005, we completed a private placement (the “Private Placement”) of 10% Convertible Unsecured Notes Due June 13, 2006 in the aggregate principal amount of $3,250 (the “Notes”), together with warrants to purchase up to an aggregate of 893,750 shares of the Company’s common stock (the “Warrants”).  The net proceeds were $3.0 million after deducting transaction fees and expenses of $0.25 million.

The Notes issued in the Private Placement are unsecured and will become due on the earlier of June 13, 2006 or the consummation of a follow-on equity or debt offering or restructuring transaction pursuant to which the Company receives gross proceeds of at least $4,000.  Prior to maturity, the Notes will be interest-only, with interest payments due quarterly, at the rate of 10% per year.  The Notes can be prepaid at any time without penalty.  If, within 120 days following the issue date of the Notes, the Company either fails to redeem the notes for the principal amount and accrued interest thereon or fails to close a “Qualified Financing,” then the Notes will thereafter be convertible at a conversion price equal to seventy five percent (75%) of the closing price of our common stock on the first trading day immediately preceding the conversion date.  A “Qualified Financing “ is defined in the Notes as any debt or equity financing of the Company resulting in aggregate gross proceeds to the Company of at least $5,000 and in which the holders of at least sixty percent (60%) of the aggregate principal amount of the Company’s 6% Senior Secured Notes due July 2007 Notes either (i) agree that the equity or debt securities to be issued in such financing shall be pari passu in order of payment to the 2007 Notes held by them or (ii) exchange their 2007 Notes for new securities in the financing transaction.

The Notes rank senior to all other debt, except for indebtedness in existence on the issue date of the Notes (including the convertible notes issued in July 2004), purchase money loans for future acquired assets, trade debt incurred in the ordinary course of business, and loans used to refinance indebtedness with Kookmin Bank.  The holders of the Notes will have the right to call for early repayment of the Notes if, on the date that is 180 days of the issue date of the Notes (i) the we are not then compliant with its SEC reporting obligations, or (ii) our common stock is not then listed or quoted on the OTC Bulletin Board, Nasdaq Stock Market, New York Stock Exchange, or American Stock Exchange.

As a part of the Private Placement, we issued Warrants to the purchasers of the Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock.  In addition, Warrants to purchase 81,250 shares of our common stock were issued to the placement agent in the transaction.  The Warrants have an exercise price of $2.00 per share, provided that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s previously issued 10% Senior Secured Notes Due July 29, 2005), the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction.  The Warrants will expire on June 13, 2010.

As of June 30, 2005, we have used $1.7 million of the net proceeds from the Private Placement for working capital uses.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes.  The default interests rates became effective on April 1, 2005 from non-payment of a scheduled interest payment.  As such, the Company accrued $171 of additional interest from the default rates applied to the loan balance as of June 30, 2005, which is included in accounts payable and accrued liabilities.

The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.  Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the completion of the exchange offer.  A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  As of June 30, 2005, we were in breach of a covenant in the Note Exchange Agreement requiring us to become current in our SEC filings, as well as file a registration statement with the SEC for the shares into which the notes are convertible, within 90 days of the issue date of the new notes.  Late registration fee of $1.0 million has been accrued as interest expense, and is included in accounts payable and accrued liabilities as of June 30, 2005. If written notice of default is delivered to us for breach of this covenant, then we will have a period of 30 days to cure the breach before it becomes an event of default under the notes, and if the breach is not cured during such time period, the holders of the notes will become entitled to accelerate the remaining balance of their respective notes and declare them immediately due and payable.  Further, As of the date of the filing of this Form 10-Q, we have not received a notice for demand for payment as a result of not meeting the registration and listing requirements.

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

•Filed April 15, 2005

•Filed May 10, 2005

•Filed June 16, 2005

•Filed August 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: August 12, 2005	/s/ John Kang
John Kang
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2005	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)