Form 10-Q/A
period 2005-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2005-08-30
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2005, as filed with the U.S. Securities and Exchange Commission on August 15, 2005, to include certain exhibits relating to the private placement completed by the registrant on August 9, 2005 and as described in the Form 8-K filed by the registrant on August 9, 2005.

This Amendment does not affect the financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q, including any amendments to those filings.

Item 6 – Exhibits and Reports on Form 8-K.

(a)                                                Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number	Description of Document

10.1	Securities Purchase Agreement dated August 2, 2005, among the registrant and the parties identified as “Purchasers” therein.

10.2	Form of 7% Senior Secured Convertible Note, dated August 2, 2005.

10.3	Form of Common Stock Purchase Warrant, dated August 2, 2005.

10.4	Amended and Restated Registration Rights Agreement, dated August 2, 2005, among the registrant and the parties identified as “Purchasers” therein.

10.5	Amended and Restated Security Agreement, dated August 2, 2005, among the registrant and the parties identified as the “Secured Parties” therein.

31.1	Certification of the President and Chief Executive Officer, John Kang, as required by Section 3.02 of Sarbane-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Young Ham, as required by Section 3.02 of Sarbane-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, John Kang, as required by Section 9.06 of Sarbane-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Young Ham, as required by Section 9.06 of Sarbane-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: August 30, 2005	/s/ John Kang
John Kang
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 30, 2005	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)