Form 10-Q
period 2005-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2005-12-01
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of October 13, 2005, there were 42,164,121 shares of the registrant’s common stock, $.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2005	2004

ASSETS

Current assets:

Cash and cash equivalents	$933	$742
Restricted cash	—	754
Trade accounts receivables, net of allowance for doubtful accounts of $82 and $108	2,193	1,668
Inventories	2,332	2,353
Prepaid expenses and other current assets	1,363	930
Total current assets	6,821	6,447

Property, plant and equipment, net	13,889	16,434
Idle equipment	190	1,906
Long-term inventory	—	1,810
Other intangibles, net	1,151	1,143
Other assets	950	768
Total assets	$23,001	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$5,701	$4,969
Settlement payable	3,234	3,246
Deferred revenue	879	900
Short-term debt	237	—
Long-term debt, current portion, net of debt discount of $0 and $851	1,204	5,991
Other liabilities, current portion	701	1,032
Warrant liability	4,633	550
Total current liabilities	16,589	16,688

Long-term debt, net of current portion and debt discount of $7,023 and $0	6,953	2,618
Other long-term liabilities, net of current portion	431	342
Total liabilities	23,973	19,648

Shareholders’ equity (deficiency):

Preferred stock, $0.001 par value; 10,000,000 shares authorized and none issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 42,164,121 issued and outstanding at September 30, 2005 and 41,609,652 issued and outstanding at December 31, 2004	42	42
Additional paid in capital	136,025	132,160
Accumulated deficit	(139,088)	(125,313)
Accumulated other comprehensive income	2,049	1,971
Total shareholders’ equity (deficiency)	(972)	8,860

Total liabilities and shareholders’ equity (deficiency)	$23,001	$28,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2005	2004	2005	2004

Revenue	$4,342	$4,615	$10,912	$14,958
Cost of sales	3,756	3,241	10,553	9,273

Gross profit	586	1,374	359	5,685

Operating expenses:
Selling, general, and administrative	2,364	3,569	6,521	9,178
Research and development	196	374	806	1,060
Impairment of long lived assets	—	—	3,394	—
Total expenses	2,560	3,943	10,721	10,238

Loss from operations	(1,974)	(2,569)	(10,362)	(4,553)

Loss from extinguishments of debt	(1,247)	(1,663)	(1,247)	(1,663)
Other expense	(20)	(434)	(120)	(434)
Other income	1,132	302	1,265	1,582
Interest expense	(1,159)	(1,805)	(3,325)	(3,242)
Interest income	7	—	14	34
Loss from continuing operations	(3,261)	(6,169)	(13,775)	(8,276)

Loss from discontinued equipment manufacturing operations, net of tax	—	—	—	(749)

Net loss	(3,261)	(6,169)	(13,775)	(9,025)

Other comprehensive loss
Foreign exchange translation gain (loss)	(306)	68	78	490
Comprehensive loss	$(3,567)	$(6,101)	$(13,697)	$(8,535)

Net loss per common share – basic and diluted:
Loss per share – continuing operations	$(0.08)	$(0.15)	$(0.33)	$(0.20)
Loss per share – discontinued operations	$—	$—	$—	$(0.02)
Loss per share basic and diluted	$(0.08)	$(0.15)	$(0.33)	$(0.22)

Number of weighted average shares – basic and diluted	41,933	41,610	41,717	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the Nine Months Ended September 30, 2005

(in thousands, except per share data)

(unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total

Balance, December 31, 2004	41,609,652	$42	$132,160	$(125,313)	$1,971	$8,860
Beneficial conversion feature		—	3,187	—	—	3,187
Conversion of notes payable	462,250	—	462	—	—	462
Common stock issued as directors fees	92,219	—	175	—	—	175
Stock based compensation	—	—	41	—	—	41
Foreign exchange translation gain	—	—	—	—	78	78
Net loss	—	—	—	(13,775)	—	(13,775)
Balance, September 30, 2005	42,164,121	$42	$136,025	$(139,088)	$2,049	$(972)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004

Operating activities:
Net loss	$(13,775)	$(9,025)

Adjustments to reconcile net loss from operations to net cash used for operating activities:
Impairment of long lived assets	3,394	—
(Gain) loss on disposal of asset	(14)	8
Depreciation and amortization	2,516	2,585
Loss on extinguishments of debt	1,247	1,663
Amortization of debt discount	1,447	2,692
Stock-based compensation	41	276
Bad debt (recovery) expense	(21)	111
Warranty expense	126	269

Changes in operating assets and liabilities:
Accounts receivable	(504)	47
Inventories	178	(1,950)
Prepaid expenses and other current assets	(404)	(1,111)
Other assets	(632)	(877)
Accounts payable and accrued expenses	752	3,887
Deferred revenue	(21)	(597)
Warrant liabilities	(1,145)	449
Other liabilities	(142)	(4,708)
Net cash used for continuing operations	(6,957)	(6,281)

Net cash provided by discontinued operations	—	822
Net cash used for operating activities	(6,957)	(5,459)

Investing Activities:
Purchases of property and equipment	(153)	(73)
Proceeds from sale of property and equipment	69	11
Investment in patents and trademarks	(92)	(202)
Net cash used for investing activities	(176)	(264)

Financing Activities:
Proceeds from borrowings	16,180	9,924
Repayment of borrowings	(9,850)	(4,898)
Repayment of other liabilities	(100)	(91)
Proceeds from restricted cash	754	(1,000)
Net cash provided by financing activities	6,984	3,935

Effect of foreign exchange translation	340	57
Net increase in cash and cash equivalents	191	1,731

Cash and cash equivalents at beginning of period	742	3,127
Cash and cash equivalents at end of period	$933	$1,396

Supplemental cash flow information:
Interest paid	$1,400	$463
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the nine months ended September 30, 2004, the Company sold it’s 51% ownership interest in Dongyang to the 49% minority shareholder, which resulted in a loss of $46 from disposal of discontinued operations as of September 30, 2004.

During the nine months ended September 30, 2005, $462 of the Company’s 6% senior convertible notes due July 2007 was converted into 462,250 of the Company’s common stock at a conversion price of $1.00 per share.

The accompanying notes are an integral part of the condensed consolidated financial statements

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2005 and 2004

(in thousands, except share data)

(unaudited)

1.                                      Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  In addition, certain reclassifications have been made for consistent presentation.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2005.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2005	2004	2005	2004

Net loss as reported	$(3,261)	$(6,169)	$(13,775)	$(9,025)

Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	41	—	41	276

Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(695)	(910)	(2,237)	(3,720)

Proforma net loss:	$(3,915)	$(7,079)	$(15,971)	$(12,469)

Basic and diluted loss per share:
As reported	$(0.08)	$(0.15)	$(0.33)	$(0.22)
Proforma	$(0.09)	$(0.17)	$(0.38)	$(0.30)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2005 and 2004, respectively: expected volatility of approximately 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.9% to 4.2%.

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01 The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement  guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting  periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe that the adoption of this statement will have a material effect on the Company’s results of operation and financial position.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the EITF reached a consensus on Issue No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Issuers of convertible debt are required by Statement 133 to evaluate whether it is necessary to separate the “embedded” conversion feature from the debt contract and account for the conversion feature as if it were a separate derivative instrument.   If the issuer determines that the embedded conversion feature would be classified in equity if it were a freestanding instrument, the conversion feature is not separated from the debt contract. EITF 00-19’s criteria must be applied to determine whether a conversion feature qualifies for equity classification, but it exempts a conversion feature embedded in a “conventional convertible debt instrument” from some of the criteria. EITF 05-2 requires convertible instruments that may be settled in a combination of cash or shares, e.g., those referred to as “Instrument C” in EITF 90-19, and instruments that may be convertible into a variable number of shares are not “conventional.”  As a result, nonconventional instruments would need to satisfy all requirements of EITF 00-19 to support a conclusion that the conversion feature does not require accounting separate from that for the debt contract.  The adoption of this Issue did not have an impact on the Company’s financial statements.

In June 2005, the EITF reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on the Company’s financial statements.

In September 2005, the EITF reached a consensus on Issue 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” whether a debt instrument is considered extinguished. Under EITF 96-19’s requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent, the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent, the debt is considered to be modified and is subject to EITF 96-19’s modification accounting. EITF 05-7’s Consensus requires that in applying the 10 percent test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. The Consensus also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment.  EITF 05-7 is effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.  The Company does not expect the adoption of the EITF to have material impact on the Company’s financial statements.

In September 2005, the EITF reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.”  Under EITF 05-8, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying Statement 109.  The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27  “Application of Issue No. 98-5 to Certain Convertible Instruments” require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature.  A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security.  The EITF 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The Company does not expect the adoption of the EITF to have material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.                                      Liquidity / Sarbanes Oxley Act of 2002

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $139,088 as of September 30, 2005.  Cash used for continuing operations for the nine months ended September 30,

2005 was $6,957 and cash flow from continuing operations will likely be negative through the 4th quarter of  2005. At September 30, 2005 working capital (deficit) was ($9,768). As of September 30, 2005, the Company’s principal source of liquidity is $933 of cash and $2,193 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop and to commercialize and manufacture products from an entirely new and unique technology.  .  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continue to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The Company completed $3,250 private placement of 10% convertible debt on June 13, 2005, and $9,878 private placement of 7% convertible debt on August 9, 2005 for $5,000 aggregate cash received, $4,280 of previously issued notes, and satisfaction of accrued interest and fees of $598 from previously issued convertible notes (see Note 8).  The Company also entered into a Factoring, Loan, and Security Agreement (“Factoring Agreement”) on April 21, 2005, which allows for borrowing up to $1,500, to meet working capital needs of the Company (see Note 8).  Borrowings made under the Factoring Agreement are secured by the Company’s trade receivables.  Such borrowings totaled $2,855, which was offset by $2,618 of repayments made as September 30, 2005.  The Company has $1,263 available for future borrowings under the Factoring Agreement as of September 30, 2005, which is contingent on approval of eligible receivables by the financing company.

Capital requirements during the next 12 months will depend on numerous factors, including the success of existing products, the development of new applications for Liquidmetal alloys, the resources devoted to develop and support Liquidmetal alloy products, and the cost of successful implementation of Section 404 of the Sarbanes-Oxley Act of 2002.  If the available funds and cash generated from operations are insufficient to satisfy liquidity requirements, the Company will need additional funds in the future to support working capital requirements and for other purposes, and will need to raise additional funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed or may not be available on favorable terms. However, the Company anticipates capital expenditures in the next 12 months will be less than $0.5 million. The Company expects to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing capabilities, and for working capital and other general corporate purposes.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.  In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  Although these requirements were first applicable to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, the Company did not comply with these requirements for such fiscal year as described in the following paragraphs.

The time and resources committed to the restatement of prior periods’ financial statements as aforementioned delayed our internal timetable with respect to our documentation, assessment and evaluation of internal control over financial reporting.  Due to the issues described in the foregoing paragraph, as well as limitation on financial and internal resources, management’s assessment of the effectiveness of our internal control over financial reporting had been substantially delayed, which in turn had delayed the Company’s independent registered public accounting firm, Stonefield Josephson Inc., in performing its audit of management’s assessment of the effectiveness of internal control over financial reporting pursuant to SOX 404.  Therefore, the Company’s independent registered public accounting firm issued a disclaimer of opinion with respect to the Company’s internal control over financial reporting as of December 31, 2004, and such disclaimer was filed with the Company’s amended Form 10-K filed on May 10, 2005.

In addition, while management has devoted as much financial and internal resources during 2005 to the SOX 404 effort as possible for compliance as of fiscal year 2005, management believes that there is significant work remaining to be done in a limited amount of time.  Thus, the Company will not be able to complete its assessment of internal controls in accordance with SOX 404 requirements as of December 31, 2005 (see “Item 4 – Controls and Procedures” on this quarterly report for further discussion on material deficiencies identified as of November 18, 2005).

The Company has been advised by the SEC that the filing of a disclaimer does not comply with the SEC’s rules and regulations under Section 404, and the SEC has further advised us that this noncompliance has resulted in the Company being in violation of Section 13(a) under the Securities Exchange Act of 1934.  Section 13(a) establishes the general requirement that public companies must file with the

SEC, in accordance with such rules and regulations as the SEC may prescribe, such information, documents, and reports as the SEC may from time to time require for the protection of investors, including Form 10-Ks and 10-Qs.

In addition to the foregoing, although the Company’s common stock was admitted to the OTC Bulletin Board for quotation on June 15, 2005, the SEC has further advised that, as a result of our noncompliance with Section 404 for the 2005 fiscal year, it may not have been appropriate for the OTC Bulletin Board to admit our common stock for quotation on June 15, 2005.  Consequently, there is no assurance that the Company’s common stock will remain eligible for quotation on the OTC Bulletin Board.

4.                                      Inventories

The Company maintains certain of its raw material inventories in amounts in excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material. These inventories were classified as long-term inventory as of December 31, 2004. The Company determined that its current and projected raw material requirements are not sufficient enough to warrant the use of such raw materials in the foreseeable future. Accordingly, the Company reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be excessive during the second quarter of 2005. The write-down during the quarter ended June 30, 2005 amounted to $1,653 and is included in “Impairment of long lived assets” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2005. The total amount of long term inventory was $0 and $1,810 as of September 30, 2005 and December 31, 2004, respectively.

Inventories were comprised of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$1,206	$1,688
Work in process	735	352
Finished goods	391	313
Total current inventories	2,332	2,353
Long-term inventories	—	1,810
Total inventories	$2,332	$4,163

5.                                      Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  Due to excess manufacturing capacity, the Company classified the equipment as idle equipment at December 31, 2004.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future. For these reasons, during the quarter ended June 30, 2005, the Company determined to write down the carrying value of the idle equipment held by its subsidiary, Liquidmetal Korea, to its net realizable value. The write-down amounted to $1,741 and is included in operating expenses as “Impairment of long lived assets” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2005. Total amount of idle equipment remaining was $190 and $1,906 as of September 30, 2005 and December 31, 2004, respectively.

6.                                      Discontinued Operations

Dongyang

On June 28, 2002, the Company acquired a 51% interest in Chusik Hoesa Dongyang Yudoro (“Dongyang”).   In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder.  The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held.  Further, the Company agreed to pay Dongyang $155 for the purchase of a receivable balance from Growell.  The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Donyang to the minority shareholder.  The loss from operations for the nine months ended June, 2004 totaled $50 and is included in the loss from discontinued equipment manufacturing operations for the period.  The net payable balance of $75 is to be paid in quarterly installments throughout 2004, with $25 to be paid subsequent to 2004.  The outstanding amount payable to Dongyang is $11 and $25 as of September 30, 2005 and December 31, 2004, respectively, and is included in accounts payable and accrued liabilities.

Summarized operating results of Dongyang’s discontinued operations are as follows.

	For the Nine months Ended September 30,	For the Nine months Ended September 30,
	2005	2004

Revenue	$—	$22
Loss from discontinued equipment manufacturing operations, net of tax	—	(96)

Taesung

On June 14, 2004, the Company entered into an Asset Purchase Agreement whereby all the assets and liabilities of its Taesung equipment manufacturing division in Korea were sold to a third party for $345 which is payable by the third party in four equal installments with the last installment being due on June 30, 2005.  As of March 31, 2004, management determined that no impairment was anticipated on the divestiture of its Taesung division.  Ultimately, the sale resulted in a loss of approximately $184.  The loss from operations for the three and nine months ended September 30, 2004 totaled $0 and $653 and is included in the loss from discontinued equipment manufacturing operations for the period.

Summarized operating results of Taesung’s operations are as follows:

	For the Nine months Ended September 30,	For the Nine months Ended September 30,
	2005	2004

Revenue	$—	$172
Loss from discontinued equipment manufacturing operations, net of tax	—	(653)

7.                                      Product Warranty

Management estimates product warranties as a percentage of bulk alloy product sales earned during the period.  As of September 30, 2005, the Company used 5 percent of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  During the three and nine months ended September 30, 2005, the Company recorded $50 and $126, respectively, of warranty expense.  During the three and nine months ended September 30, 2004, the Company recorded $131 and $269, respectively, of warranty expense.  The product warranty accrual balance is included in accounts payable and accrued expenses.

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”), collectively referred to as “Exchange Notes”.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant.  The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Short-Term Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer.   The Long-Term Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an Amended Registration Rights Agreement, and Amended and Restated Security Agreement (see 2005 Senior Convertible Notes below).

A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  The warrant exercise price is subject to price adjustment for anti-dilution purposes.  As of September 30, 2005, the warrant price was determined to be exercisable at $2.73.

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

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2 and 3 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 and 3 percent for each 30 business days thereafter, but no more than 18 percent of the purchase price of the unconverted note balance.  Late registration fee of $0 and $1,028 has been recorded as interest expense during the three and nine months ended September 30, 2005, respectively.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”).  The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment.  As of September 30, 2005, the Company has complied with all scheduled interest payments.

On August 9, 2005, the Short-Term Notes, accrued interest and late registration fees were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007  (see 2005 Senior Convertible Notes below).

Subsequent to the closing of the 2005 Senior Convertible Notes in August 2005, $462 of the Long-Term Notes were converted into 462,250 of the Company’s common stock at a conversion price of $1.00 per share as of September 30, 2005.

As of September 30, 2005, our gross outstanding loan balance of the Short-Term and Long-Term Notes totaled $0 and $2,392, respectively.  As of December 31, 2004, our gross outstanding loan balance of the Short-Term and Long-Term Notes totaled $2,854 and $2,855, respectively.  As of September 30, 2005 and December 31, 2004, un-amortized discounts for beneficial conversion feature and warrants totaled $352 and $851, and other asset debt issuance costs totaled $49 and $183, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $225 and $633 for the three and nine months ended September 30, 2005, and $217 and $622 for the three and nine months ended September 30, 2004, respectively.  As of September 30, 2005, the effective interest rate for the Long-Term Notes was 32%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as warrant liability as the Company has not yet filed the registration statement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a net gain of $170 and $457 for the three and nine months ended September 30, 2005, and a loss of $434, which is included in other expense, and a net gain of $846, which is recorded as net other income, for the three and nine months ended September 30, 2004.  The fair value of warrants outstanding at September 30, 2005 of $93 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.42 years; (2) volatility of 90%, (3) risk free interest of 3.93%and dividend rate of 0%.

Convertible Notes

On June 13, 2005, the Company completed a private placement (the “Private Placement”) of 10% Convertible Unsecured Notes Due June 13, 2006 in the aggregate principal amount of $3,250 (the “Notes”), together with warrants to purchase up to an aggregate of 893,750 shares of the Company’s common stock (the “Warrants”).

The Notes issued by the Company in the Private Placement are unsecured and was due on the earlier of June 13, 2006 or the consummation of a follow-on equity or debt offering or restructuring transaction pursuant to which the Company receives gross proceeds of at least $4,000.  Prior to maturity, the Notes are interest-only, with interest payments due quarterly, at the rate of 10% per year.  The Notes can be prepaid by the Company at any time without penalty.  If, within 120 days following the issue date of the Notes, the Company either fails to redeem the notes for the principal amount and accrued interest thereon or fails to close a “Qualified Financing,” then the Notes will thereafter be convertible at a conversion price equal to seventy five percent (75%) of the closing price of the Company’s common stock on the first trading day immediately preceding the conversion date.  A “Qualified Financing “ is defined in the Notes as any debt or equity financing of the Company resulting in aggregate gross proceeds to the Company of at least $5,000 and in which the holders of at least sixty percent (60%) of the aggregate principal amount of the Company’s Long Term Notes due July 2007 either (i) agree that the equity or debt securities to be issued in such financing shall be pari passu in order of payment to the 2007 Notes held by them or (ii) exchange their 2007 Notes for new securities in the financing transaction.  On August 9, 2005, the Company successfully completed Qualified Financing, which resulted in exchange and redemption of the Convertible Notes (see 2005 Senior Convertible Debt).  As a result, the Notes never became convertible.

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

On August 9, 2005, the Notes were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007 (see 2005 Senior Convertible Notes below).  The exchange offer was treated as an extinguishment of the Notes in accordance with Emerging Issues Task Force No. 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”  The exchange resulted in a $1,247 loss from extinguishment of the Notes which consists of write down of $240 of deferred issue costs in other assets, $92 of contra liability deferred issuance costs, and $915 of debt discount  as a result of the change in carrying value of exchanged notes.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $1,160 have been recorded as other liability as the Company has not yet filed the registration statement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a net gain of $349 and  $95 for the three and nine months ended September 30, 2005.  The fair value of warrants outstanding at September 30, 2005 of $1,065 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.70 years; (2) volatility of 90%, (3) risk free interest of 4.18%and dividend rate of 0%.

2005 Senior Convertible Debt

On August 9, 2005, the Company completed a private placement (the “Private Placement”) of $9,878 in principal amount of new 7% Convertible Secured Promissory Notes due August 2007 (the “2005 Senior Notes”).  The issuance consisted of $5,000 cash, exchange of $1,284 in principal amount of previously issued 10% Senior Secured Notes Due July 29, 2005 (the “July 2005 Notes”), the exchange of $2,996 in principal amount of previously issued 10% Convertible Unsecured Notes Due June 2006 (the “June 2006 Notes”), satisfaction of accrued interest and late registration fees in the amount of $589 on the previously issued July 2005 Notes, and satisfaction of accrued interest of $9 previously issued June 2006 Notes.  The 2005 Senior Notes were issued pursuant to a Securities Purchase Agreement dated effective as of August 2, 2005 among the Company, the purchasers of the 2005 Senior Notes, and the holders of previously issued July 2005 Notes and June 2006 Notes of the Company due June 2006.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rates to 14% per annum on the 2005 Senior Notes (“Default Rates”).  As of September 30, 2005, the Company has made timely interest payments.

The 2005 Senior Notes are convertible into shares of the Company’s common stock at $2.00 per share pursuant to an Amended and Restated Security Agreement.  The 2005 Senior Notes are secured by substantially all assets of the Company and rank senior to all other obligations of the Company, other than the Company’s loan with Kookmin Bank of South Korea (or any refinancing of such loan), the 6% Senior Secured Notes Due July 29, 2007 (“July 2007 Notes”), purchase money asset financing, trade creditors in the ordinary course of business, and any inventory or receivables-based credit facility that the Company may obtain in the future, provided that the amount of the credit facility does not exceed 50% of eligible inventory and 80% of eligible receivables. The 2005 Senior Notes will automatically convert into common stock if the Company’s common stock has an average closing price of more than $5.00 per share during 30 consecutive trading days.

The Company also issued warrants to the purchasers of the 2005 Senior Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of  $2.00 per share.  The warrants will expire on August 2, 2010.  The fair value of the warrants issued totaled $4,068 as of effective date of the 2005 Senior Notes, and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.17% and dividend rate of 0%. Further, the beneficial conversion feature of the 2005 Senior Notes totaled $3,187 as of the effective date of the 2005 Senior Note.

In connection with the transaction, the Company, all purchasers of the 2005 Senior Notes, and all holders of previously issued notes entered into a single Amended and Restated Registration Rights Agreement that replaces the prior registration rights agreements entered into by the Company with the various noteholders. Under the Amended and Restated Registration Rights Agreement, the Company is required to file a resale registration statement for the shares underlying the 2005 Senior Notes, July 2007 Notes, and warrants within ninety (90) days of the closing of the 2005 Senior Notes. The Company is required to cause this registration statement to become effective within 60 days after the Company receives the first written comments on the registration statement from the SEC, or if the SEC notifies the Company that it will not review the registration statement, within five days after such notification. The Company will be subject to certain monetary penalties, as set forth in the registration rights agreement, if the registration statement is not filed or does not become effective on a timely basis.  As the Company was unable to complete the documentation, assessment and evaluation of internal control over financial reporting, which are required to be undertaken to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) as of December 31, 2004, the Company cannot determine the impact of the non-compliance as of December 31, 2004 on the registration statement and cannot ensure that the registration statements will be completed in a timely manner. Although the Company has devoted substantial efforts to the SOX 404 compliance, there is significant work remaining to be done in a limited amount of time and consequently, the Company does not believe that it will be able to complete its assessment of internal controls in accordance with SOX 404 requirements as of December 31, 2005.  As a result, there can be no assurance that the Company will be in compliance with Section 404 as of December 31, 2005 and 2004 and/or that the Company will have the Registration statement declared effective by the SEC prior to such compliance.

As of September 30, 2005, our gross outstanding loan balance of the 2005 Senior Notes totaled $9,878.  As of September 30, 2005, un-amortized discounts for beneficial conversion feature and warrants totaled $6,133, and other asset debt issuance costs totaled $434, and contra liability debt issuance cost totaled $538.  Interest expense for the amortization of debt issuance cost and discount on note was $622 and for the three and nine months ended September 30, 2005.  As of September 30, 2005, the effective interest rate for the 2005 Senior Notes was 46%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $4,068 have been recorded as warrant liability as the Company has not yet filed the registration statement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a net gain of $593 which is recorded as net other income for the three and nine months ended September 30, 2005.  The fair value of warrants outstanding at September 30, 2005 of $3,475 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.84 years; (2) volatility of 90%, (3) risk free interest of 4.18%and dividend rate of 0%.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005, which allows for borrowings of up to $1,500.  The Agreement expires on April 21, 2006, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.  Advances are made on 80% of Approved receivables assigned and 30% of Non-Approved receivables assigned.  Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances.  All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.65 percent to 2 percent plus prime rate as published by the Wall Street Journal, with a minimum annual fee of $30. All receivables assigned and advances made are subject to return and recall by the financing company, respectively.  As such, the advances have been classified as short-term secured borrowings in accordance with SFAS 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.”  As of September 30, 2005, the Company has borrowed $2,855 and repaid $2,618.  The total outstanding advance made under the agreement is $237 as of September 30, 2005, which is presented as short-term debt.   The Company has $1,263 available for future borrowings under the Agreement as of September 30, 2005, which is contingent on approval of eligible receivables by the financing company.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of September 30, 2005, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period.  Principal payments made to Kookmin Bank totaled $841 for the nine months ended September 30, 2005, which includes $89 of foreign exchange translation loss.  The outstanding loan balance totaled $2,910, of which $1,204 is included in current portion of long-term debt, as of September 30, 2005.

9.     Stock Compensation Plan

During the three and nine months ended September 30, 2005, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors, the Company granted options to purchase 0 and 791,165 common shares of the Company for an average exercise price of $0 and $2.16, respectively, which equaled the fair market value on the date of grant

During the three and nine months ended September 30, 2005, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company  granted 20,000 and 200,000 common shares of the Company for an average exercise price of $1.87 and $2.28, respectively, under this plan.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

In September 2005, the non-employee directors of our company were given the opportunity to receive shares of stock under the plan in lieu of past-due director and committee fees that were due to them for periods through September 30, 2005.  Such shares were issuable to such directors at an average price of $1.89 per share.  As of September 30, 2005, a total of 92,219 shares were issued to non-employee directors in lieu of these past-due fees.

The Company canceled 31,517 and 275,701 options during the three and nine months ended September 30, 2005, respectively, for terminated employees and directors.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

			Segment
	Coatings	Bulk Alloy	Totals
Three months ended September 30, 2005:
Revenue to external customers	$1,549	$2,793	$4,342
Gross profit (loss)	635	(49)	586
Income (loss) before interest expense and discontinued operations	420	(596)	(176)
Total identifiable assets at end of period	772	17,247	18,019

Three months ended September 30, 2004:
Revenue to external customers	$988	$3,627	$4,615
Gross profit	466	908	1,374
Income before interest expense, discontinued operations, and general	264	129	393
Total identifiable assets at end of period	814	23,202	24,016

Nine months ended September 30, 2005:
Revenue to external customers	$3,930	$6,982	$10,912
Gross profit	1,691	(1,332)	359
Income (loss) before interest expense and discontinued operations	1,182	(6,437)	(5,255)
Total identifiable assets at end of period	772	17,247	18,019

Nine months ended September 30, 2004:
Revenue to external customers	$2,710	$12,248	$14,958
Gross profit	1,260	4,425	5,685
Income before interest expense and discontinued operations	804	2,237	3,041
Total identifiable assets at end of period	814	23,202	24,016

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2005	2004	2005	2004

Total operating income (loss) before minority interest, interest expense and discontinued operations	$(176)	$393	$(5,255)	$3,041
General and administrative expenses not allocated to segments	(1,798)	(2,962)	(5,107)	(7,594)
Loss before interest, other income, income taxes, minority interest and discontinued operations	(1,974)	(2,569)	(10,362)	(4,553)
Loss from extinguishments of debt	(1,247)	(1,663)	(1,247)	(1,663)
Other expense	(20)	(434)	(120)	(434)
Other income	1,132	302	1,265	1,582
Interest expense	(1,159)	(1,805)	(3,325)	(3,242)
Interest income	7	—	14	34
Loss from discontinued operations, net	—	—	—	(749)
Consolidated net loss	$(3,261)	$(6,169)	$(13,775)	$(9,025)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $2,234 and $1,215 during the three months ended September 30, 2005 and 2004, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts and sales of coatings products.

As of September 30, 2005, two customers represented 32%, or $706, of the total outstanding trade accounts receivable.  As of December 31, 2004, two customers represented 30%, or $497, of the total outstanding trade accounts receivable.  One customer represented 11%, or $1,199, of total sales for the nine months ended September 30, 2005.   Four customers represented 60%, or $9,036, of total sales for the nine months ended of September 30, 2004.

During the three months ended September 30, 2005, the Company had revenues from companies outside of the United States of $2,108 of which $1,665 represented sales to companies located in South Korea.  During the three months ended September 30, 2004, the Company had revenue from sales to companies outside of the United States of $3,400 of which $2,895 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products including equipment sales.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,742 and $1,594 located in the United States at September 30, 2005 and December 31, 2004, respectively. The Company had long-lived assets of $13,298 and $15,422 located in South Korea at September 30, 2005 and December 31, 2004, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

September 30,
2005
Total segment assets	$18,019
Cash and cash equivalents	933
Prepaid expenses and other current assets	1,363
Other property, plant and equipment, net	585
Intangibles, net	1,151
Other assets	950
Total consolidated assets	$23,001

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The largest asset represents the Company’s intangible assets, consisting primarily of the Company’s patents and trademarks.

11.                               Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.  Common stock equivalents consist of 13,077,001 and 8,526,068 equity instruments and 11,672,051 and 4,844,903 senior equity convertible debt instruments at September 30, 2005 and 2004, respectively, and have not been included in the EPS calculation at September 30, 2005 and 2004 as the amounts are anti-dilutive.

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

In August 2004, the Company entered into a consulting agreement whereby the Company was to receive services from a third party to improve the Company’s bulk alloy manufacturing process.  The service is to be provided from August 2004 through October 2005.  The total amount of service fees is $172, of which $9 was included in trade accounts payable as of September 30, 2005.  As of December 31, 2004, the total amount of outstanding balance included in trade accounts payable was $15.

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

The Company and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ.  John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold were appointed co-lead plaintiffs (the “Lead Plaintiffs”).  In September 2004, the five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action.  The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005.  The Amended Complaint alleges that the Prospectus issued in connection with the Company’s initial public offering in May 2002 contained material misrepresentations and omissions regarding the Company’s historical financial condition and regarding a personal stock transaction by the Company’s chief executive officer.  The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of the Company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the Company’s products to artificially inflate the value of the Company’s stock.  The Amended Complaint seeks unspecified compensatory damages and other relief.  The Company, along with other defendants, filed a Motion to Dismiss Plaintiffs’ Consolidated Amended Class Action Complaint on March 28, 2005.  The Lead Plaintiffs served their Memorandum in Opposition to Defendants’ Motion to Dismiss Consolidated Amended Class Action Complaint on June 3, 2005.  The Company cannot predict when the court will rule on the Motion to Dismiss.  The Company intends to vigorously defend against the class action.  The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.  The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In addition to the above, certain present and former officers and directors of Liquidmetal Technologies, as well as Liquidmetal Technologies as a nominal defendant, have been named in three shareholder derivative actions.  Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin, Derivatively on Behalf of Liquidmetal Technologies, Inc.  v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California.  A third shareholder derivative complaint was filed in Florida federal court styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T-23TBM, commenced in the Middle District of Florida, Tampa Division.  These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal shareholder class action. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief.

The two shareholder derivative complaints in California state court have been consolidated.  Plaintiffs served a Consolidated Shareholder Derivative Complaint on October 12, 2004.  The defendants served a Demurrer to the Consolidated Shareholder Derivative Complaint on November 22, 2004, seeking dismissal of that complaint.  At a hearing on February 10, 2005, the court sustained the demurrer, dismissing the Consolidated Shareholder Derivative Complaint but giving the plaintiffs 45 days within which to amend the complaint.  Plaintiffs filed their Consolidated Amended Shareholder Derivative Complaint on March 28, 2005.  The Company, along with other defendants, filed a corrected demurrer on May 17, 2005, again seeking dismissal of the amended complaint.  At a hearing on July 7, 2005, the Court again sustained the demurrer, dismissing the Consolidated Amended Shareholder Derivative Complaint but giving the plaintiffs 40 days within which to further amend the complaint.  On August 16, 2005, the plaintiffs filed a Consolidated Second Amended Shareholder Derivative Complaint.  The Company, along with the other defendants, filed a demurrer on September 15, 2005, again seeking dismissal of the second amended complaint.  A hearing on that demurrer was held on October 19, 2005, but was continued pending resolution of a dispute regarding the Company’s participation in discovery in the California derivative action before the Motion to Dismiss the class action is resolved.  On October 28, 2005, the presiding judge in the class action resolved the discovery dispute by denying the Company’s Motion to Stay Discovery in Related State Action, and the Company is now required to produce discovery materials in the California derivative action.  Once those discovery materials are produced to and reviewed by the plaintiffs’ counsel in the California derivative action, the judge will reconvene the hearing to determine whether the pending demurrer should be sustained without leave to amend.

In the Florida derivative action, the Plaintiff filed a First Amended Shareholder Derivative Complaint on November 22, 2004.  The Company’s Motion to Dismiss, which was filed on December 20, 2004, is fully briefed.  The Company cannot predict when the court will rule on the Motion to Dismiss.  The Company intends to vigorously defend against the derivative actions.  The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.  The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

As of September 30, 2005, the Company has accrued $835 as receivables from insurance companies from excess legal costs incurred to defend against the class action and derivative lawsuits.   The amount is included in prepaid expenses and other current assets.

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies.  The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party.  On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market.  This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006.  If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement.  The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement.  As of September 30, 2005 and December 31, 2004, the unearned distribution fee remained unchanged at $830.

Under terms of the January 2004 settlement of the dispute over certain sales transactions from 2003 and 2002 between Liquidmetal Korea and Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers.  Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from

Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry.  The remaining settlement payable of $2,837 and trade accounts payable of $14 were to be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004.  As of December 31, 2004, the settlement payable of $3,246, net of foreign exchange translation loss, was not paid to Growell due to Growell’s breach of warranty on equipment repurchased by Liquidmetal Korea.  In January 2005, Growell was acquired by a third party.  As of September 30, 2005, the outstanding settlement payable to the third party of $3,234, net of foreign exchange translation gain, was not paid, and the Company is currently in negotiations to settle this balance with the third party.

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

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company.  Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  During the three and nine months ended September

30, 2005, we incurred $14 and $39, in consulting fees from Chitnis Consulting, respectively.  During the three and nine months ended September 30, 2004, we incurred $13 and $38, in consulting fees from Chitnis Consulting, respectively.

We are a party to a consulting agreement with William Johnson, a board member.  Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy.  The agreement currently continues on a month-to-month basis.  During the three and nine months ended September 30, 2005, we incurred $15 and $25 in consulting fees from Mr. Johnson, respectively.  During the three and nine months ended September 30, 2004, we incurred $40 and $54 in consulting fees from Mr. Johnson, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of September 30, 2005, the outstanding amount of the receivable was $235, which is included in other assets.  Mr. Kang has paid $0 and $67 for the three and nine months ended of September 30, 2005.  The Company has agreed to defer Mr. Kang’s payment schedule until 2006 as Mr. Kang has agreed accept reduced compensation for the remainder of 2005. The remaining outstanding balance of $235 will be due before the end of 2006.

During the period ended September 30, 2005, the Company executed a $198 promissory note with CK Cho, member of our Board of Directors, for working capital purposes. The note was due and paid in full as of June 30, 2005.  The note has an  annual rate of interest of 6% resulting in the Company paying approximately $2 in interest.  Mr. Cho also is a Chief Executive Officer of Winvest Venture Partners Inc., who holds $500 of Senior Convertible Notes as of June 30, 2005 (see Note 8).  Further, during the three months ended September 30, 2005, Mr. Cho advanced approximately $387 to cover short-term liquidity needs.  The advances were made without interest and were repaid as of September 30, 2005.

 14. Subsequent Events

In connection with the senior convertible debt funded in August 2005, the Company, all purchasers of the senior notes, and all holders of previously issued convertible notes entered into a single Amended and Restated Registration Rights Agreement that replaces the prior registration rights agreements entered into by the Company with the various noteholders (see Note 8). Under the Amended and Restated Registration Rights Agreement, the Company is required to file a resale registration statement for the shares underlying the convertible notes and warrants within 90 days of the closing of the August 2005 senior convertible debt. The Company is required to cause this registration statement to become effective within 60 days after the Company receives the first written comments on the registration statement from the SEC, or if the SEC notifies the Company that it will not review the registration statement, within five days after such notification.  If the Company is not in compliance with the registration filing requirements, the holders of the convertible notes and warrants have rights to late registration filing payments equal to 3 percent of a) warrant exercise price multiplied by the number of outstanding warrants; plus b) the outstanding principle balance for each 30 business days of late registration, but on more than 18% of a) warrant exercise price multiplied by the number of outstanding warrants; plus b) the outstanding principle balance.  The Company has 30 days of grace period to file the registration statement after the 90-day period has expired before the penalties are assessed and the notes are declared in default.  The 90-day period expired on November 2, 2005.  As such, the Company will be default under the late filing requirements of the agreement and will  be liable for the penalty if the registration agreement has not been filed by December 2, 2005.   As of the filing of this report, the Company has not yet filed the registration statement.  If the Company is unable to timely file the registration statement, the Company will be liable for late filing fees of $645 for every 30-day period the statement has not been filed for a maximum penalty of $1,935.

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

Results of Operations

Comparison of the three months ended September 30, 2005 and 2004

Revenue. Revenue decreased $0.3 million to $4.3 million for the three months ended September 30, 2005 from $4.6 million for the three months ended September 30, 2004.  The decrease consisted of a decrease of $0.8 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decreased demand for conventional hinge components used in certain cellular phone models, which is offset by an increase of $0.6 million from sales of our coatings products.

Cost of Sales. Cost of sales increased to $3.8 million, or 87% of revenue, for the three months ended September 30, 2005 from $3.2 million, or 70% of revenue, for the three months ended September 30, 2004.  The decrease was a result of continued maturing of our manufacturing process, which represents the Company’s efforts to manage costs and focus on our core business, and an increase in revenues generated from our higher margin coatings products. Significant portions of our manufacturing costs  continue to remain fixed.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time.  The cost to manufacture parts from our bulk

Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $2.4 million, or 54% of revenue, for the three months ended September 30, 2005 from $3.6 million, or 77% of revenue, for the three months ended September 30, 2004. This decrease was primarily a result of decrease professional services by $0.8 million, decrease in insurance costs of $0.4 million, decrease in product warranty costs of $0.1 million, and decrease in depreciation and travel expenses of $0.1 million, offset by an increase in wages and compensation of $0.3 million primarily from severance costs. These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $0.2 million, or 5% of revenue, for the three months ended September 30, 2005 from $0.4 million, or 8% of revenue, for the three months ended September 30, 2004. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  The decrease was primarily due to decreases in salaries, wages and the related costs of $0.1 million and decreases in other miscellaneous expenses of $0.1 million.

Impairment of Long Lived Assets. There was no impairment of long lived assets during the three months ended September 30, 2005 and 2004.

Loss from Extinguishments of Debt.  Loss from extinguishments of debt decreased to $1.2 million, or 29% of revenue, for the three months ended September 30, 2005 from $1.7 million, or 36% of revenue, for the three months ended September 30, 2004.  The $1.2 million loss from extinguishments of debt was recognized from the exchange of our 6% Convertible Notes due 2006 in August 2005.  The $1.7 million loss from extinguishments of debt was recognized during the three months ended September 30, 2004 from exchange of our 6% Senior Convertible Notes due March 2007 in August 2004.

Other Expense. Other expense decreased to  $20 thousand for the three months ended September 30, 2005 from $0.4 million, or 9% of revenue, for the three months ended September 30, 2004.  Other expense consists of change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.

Other Income. Other income increased to  $1.1 million, or 26% of revenue, for the three months ended September 30, 2005 from $0.3 million, or 7% of revenue, for the three months ended September 30, 2004.  During the three months ended September 30, 2005, other income consisted of change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.   During the three months ended September 30, 2004, other income consisted of $0.3 million recognized from an agreement entered into with John Kang, our Chairman, President, and Chief Executive Officer from stock transactions during 2002.

Interest Expense. Interest expense was  $1.2 million, or 27% of revenue, for the three months ended September 30, 2005 and was $1.8 million, or 39% of revenue, for the three months ended September 30, 2004.  During each of the three months ended September 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, convertible debt funded on June 13, 2005, and senior convertible debt funded on August 9, 2005, as well as amortization of debt issuance costs and discount on the convertible debt.  The decrease was primarily due to acceleration of amortization of debt issuance costs and discount on debt during the three months ended September 30, 2004 from principal payments made.

Interest Income.  Interest income was $7 thousand for the three months ended September 30, 2005 from interest earned on cash deposits.  There was no interest income earned for the three months ended September 30, 2004.

Comparison of the nine months ended September 30, 2005 and 2004

Revenue. Revenue decreased $4.1 million to $10.9 million for the nine months ended September 30, 2005 from $15.0 million for the nine months ended September 30, 2004.  The decrease included a $2.6 million decrease from restatement of revenues from 2003 to 2004 as a part of our 2003 financial statement restatement which resulted in one-time recognition of revenues during the first quarter of 2004, a decrease of $1.7 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decreased demand for conventional hinge components used in certain cellular phone models, and a decrease of $1.0 million from decreased activity from research and development services related primarily to defense, leisure, and luxury goods applications, offset by an increase of $1.2 million from sale of our coatings products.

Cost of Sales. Cost of sales increased to $10.6 million, or 97% of revenue, for the nine months ended September 30, 2005 from $9.3 million, or 62% of revenue, for the nine months ended September 30, 2004.  The increase was a result of decreases in bulk Liquidmetal alloy business.  Cost of sales as a percentage of revenue has increased as a result of lower business volumes generated from our bulk Liquidmetal alloys.  Significant portion of our manufacturing costs continue to remain fixed.   We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $6.5 million, or 60% of revenue, for the nine months ended September 30, 2005 from $9.2 million, or 61% of revenue, for the nine months ended September 30, 2004. This decrease was primarily a result of decrease in professional and contracted services of $1.9 million, decrease in advertising and promotions expense of $0.2 million, decrease in bad debt expenses of $0.1 million, decrease in product warrant expense of 0.1 million, decrease in insurance costs of $0.1 million, decrease in amortization and depreciation costs of $0.1 million, and decrease in travel costs of $0.1 million.  These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $0.8 million, or 7% of revenue, for the nine months ended September 30, 2005 from $1.1 million, or 7% of revenue, for the nine months ended September 30, 2004. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  The decrease was primarily due to decrease in laboratory and prototype supplies used by $0.1 million and decrease in wages and related expenses by $0.1 million.

Impairment of Long Lived Assets. Impairment of long lived assets increased to  $3,394, or 31% of revenue, for the nine months ended September 30, 2005 from $0 for the nine months ended September 30, 2004.  Impairment expense represents write-down of $1,653 of raw materials considered to be long term inventory and $1,741 of idle equipment.  While we may use the excess raw materials beyond one year to fulfill future customer order, we have determined that our current capacity was not significant enough to warrant holding this inventory as a long term asset.  Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering our current revenue, we do not anticipate utilizing this equipment internally in the near future.  As such, we have reduced the carrying values of the excess raw material and idle equipment.

Loss from Extinguishments of Debt.  Loss from extinguishments of debt decreased to $1.2 million, or 11% of revenue, for the nine months ended September 30, 2005 from $1.7 million, or 11% of revenue, for the nine months ended September 30, 2004.  The $1.2 million loss from extinguishments of debt was recognized from the exchange of our 6% Convertible Notes due 2006 in August 2005.  The $1.7 million loss from extinguishments of debt was recognized during the three months ended September 30, 2004 from exchange of our 6% Senior Convertible Notes due March 2007 in August 2004.

Other Expense. Other expense decreased to  $0.1 million, or 1% of revenue, for the nine months ended September 30, 2005 from $0.4 million, or 3% of revenue, for the nine months ended September 30, 2004.  Other expense consists of change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.

Other Income. Other income increased to  $1.3 million, or 12% of revenue, for the nine months ended September 30, 2005 from $1.6 million, or 11% of revenue, for the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, other income consisted of change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.   During the nine months ended September 30, 2004, other income consisted of $1.3 million from change in value of warrants issued from our convertible debt as a result of fluctuations in our stock price, and $0.3 million recognized from an agreement entered into with John Kang, our Chairman, President, and Chief Executive Officer from stock transactions during 2002.

Interest Expense. Interest expense was  $3.3 million, or 30% of revenue, for the nine months ended September 30, 2005 and was $3.2 million, or 22% of revenue, for the nine months ended September 30, 2004.  During each of the nine months ended September 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, convertible debt funded on June 13, 2005, and senior convertible debt funded in August 9, 2005, as well as amortization of debt issuance costs and discount on the convertible debt.  As of September 30, 2005, $0.1 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non payment of quarterly scheduled interest payments and $1.0 million of late registration penalty fee of our senior convertible debt was accrued as interest expense.

Interest Income.  Interest income was $14 thousand for the nine months ended September 30, 2005, and $34 thousand for the nine months ended September 30, 2004 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $7.0 million for the nine months ended September 30, 2005 and $5.5 million, which includes cash used in our discontinued equipment manufacturing business of $0.8 million, for the nine months ended September 30, 2004.  Our working deficit decreased from $(10.2) million at December 31, 2004 to $(9.7) million at September 30, 2005.  The Company’s working deficit decrease of $0.5 million was primarily attributable to increase in cash and cash equivalents of $0.2 million, increase in trade accounts receivable of $0.5 million, increase in prepaid and other current assets of $0.4 million, decrease in current portion of long term debt of $4.8 million, decrease in current portion of other liabilities of $0.3 million, offset by decrease in restricted cash of $0.8 million, increase in accounts payable and accrued liability of $0.7 million, increase in short-term debt of $0.2 million, increase in warrant liabilities of $4.0 million.

Our cash used in investing activities was $0.2 million for the nine months ended September 30, 2005 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $7.0 million for the nine months ended September 30, 2005, which consists of $0.8 million in proceeds from restricted cash and $3.25 million and $9.9 million in proceeds from convertible debt funded in June 2005 and senior convertible debt funded in August 2005, respectively, $0.2 million in proceeds from borrowings from our short term debt executed in March 2005, $2.9 million in proceeds from factoring agreement executed in April 2005, offset by $10.0 million on repayment of borrowings.  The proceeds from the convertible and senior convertible debt funded in June 2005 and August 2005, respectively have been used to meet working capital requirements.

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

Our business is based on commercializing an entirely new and unique technology, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about order flow, unit volumes, manufacturing efficiencies, product cost and pricing, continuing technology improvements, customer adoption practices, strategic licensing relationships and other relevant matters. These assumptions take into account recent significant cost reductions, as well as recent improvements to our manufacturing processes. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $139.1 million as of September 30, 2005. At September 30, 2005, our principal source of liquidity was $0.9 million of cash and cash equivalents and $2.2 million of trade accounts receivables.   Such conditions raise substantial doubt that our Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.  These operating results occurred while we were developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on our financial resources. The ultimate success of the Company depends on our ability to continue to reduce operating costs, generate higher revenue, achieve positive cash flow from continuing operations and achieve profitability.

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

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of September 30, 2005:

	Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$15,180	$1,204	$13,976	$—	$—
Short-term debt (3)	237	237	—	—	—
Capital lease obligation (4)	108	33	75	—	—
Operating leases and rents	1,062	120	763	178	1
Growell settlement payable (5)	3,234	3,234	—	—	—
Consulting services payable	68	68	—	—	—
Dongyang payable	11	11	—	—	—
	$19,900	$4,907	$14,814	$178	$1

(1) Contractual cash obligations include Long-Term Debt comprised of $2,392 of Senior Convertible Notes issued in 2004, $9,878 of Convertible Notes issued in 2005, and $2,910 of Kookmin Notes, Short-Term Debt comprised of $237 advances received under factoring, loan, and security agreement, and future minimum lease payments under capital and operating leases, liabilities incurred from settlement with a former customer (Growell) and divesture of our equipment manufacturing business, and purchase commitments from a consultant.

(2) Does not include interest payments of  $1,869, un-amortized discounts for beneficial conversion feature and warrants, deferred issuance costs of $7,507 of our convertible notes.

(3) Does not include minimum interest and fee payments of $30.

(4) Includes imputed interest of $4.

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

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures.  During the course of the re-audit of our financial statements for the fiscal years ended December 31, 2001, 2002, and 2003, it was determined that revenues from certain sales made by the Company to various customers were either not recognized in the proper periods or should not have been recognized as revenue.  It was also determined that compensation expense related to certain stock options granted in 2001 and 2002 were not calculated in accordance with generally accepted accounting principles under APB Opinion No. 25, SFAS No. 123, and EITF 00-23.  These determinations and the associated restatement of previously issued financial statements in the Form 10-K for the year ended December 31, 2003, filed on November 10, 2004, determined that at the time of the subject transactions and the preparation of our financial statements for the relevant periods, the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) were ineffective as of the period covered by the Form 10-K filed on November 10, 2004 for purposes of ensuring that all information required to be disclosed by the Company was adequately accumulated and communicated to the Company’s management at such time

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K as of the Company’s fiscal year-ended December 31, 2004. SOX 404 also requires the public accounting firm auditing a public company’s financial statements to attest and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  Although these requirements were first applicable to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, the Company did not comply with these requirements for such fiscal year as described in the following paragraphs. Therefore, the Company’s independent registered public accounting firm issued a disclaimer of opinion with respect to the Company’s internal control over financial reporting as of December 31, 2004, and such disclaimer was filed with the Company’s amended Form 10-K filed on May 10, 2005.

During the first quarter of 2005, Liquidmetal Technologies (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were ineffective by reason of the material weaknesses mentioned in more detail below in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this quarterly report on Form 10-Q.

Update on Management’s Assessment of Internal Control Over Financial Reporting.  The time and resources committed to the restatement of prior periods’ financial statements as aforementioned delayed management in commencing and completing its documentation, assessment and evaluation of internal control over financial reporting.  Due to the issues described in the foregoing paragraph, as well as limitation on financial and internal resources, management’s assessment of the effectiveness of our internal control over financial reporting had been substantially delayed, which in turn prohibited the Company’s independent registered public accounting firm, Stonefield Josephson Inc., in performing its audit of management’s assessment of the effectiveness of internal control over financial reporting pursuant to SOX 404.

The Company has been advised by the SEC that the filing of this disclaimer does not comply with the SEC’s rules and regulations under Section 404, and the SEC has further advised us that this noncompliance has resulted in the Company being in violation of Section 13(a) under the Securities Exchange Act of 1934 Section 13(a) establishes the general requirement that public companies must file with the SEC, in accordance with such rules and regulations as the SEC may prescribe, such information, documents, and reports as the SEC may from time to time require for the protection of investors, including Form 10-Ks and 10-Qs.

During 2005, the Company has taken steps to comply with Section 404 as of December 31, 2005, including hiring independent consulting firms, Assurance Consulting 3 in January 2005 and Login Financial in July 2005, to assist the Company with its Section 404 compliance and to identify and propose remedial actions to address and mitigate deficiencies in internal controls over financial reporting.  In addition, beginning July 2005 the Company has devoted additional internal resources including having an executive manager lead the SOX 404 compliance effort on a full time.  However, the Company has been limited in the involvement of the outside firms due to cash flow limitations which has slowed their efforts in completing their assessment.

In the ongoing process of making our assessment of internal control over financial reporting, management used the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Although our work is incomplete, of the various control procedures that we have documented, performed walkthroughs, and tested as of November 18, 2005, management has identified several control deficiencies, some of which have been determined to be material weaknesses in internal control over financial reporting as follows.

1. Lack of adequate segregation of duties in the Company’s South Korean Operations in accounts receivable involving cash receipts, shipping, delivery of products and customer invoice reconciliations.

2. Lack of adequate segregation of duties in the Company’s Coatings Division in Texas in order processing and invoicing.

3. Lack of adequate controls and documentation in the Company’s South Korean Operations to evidence proper customer invoicing and revenue recognition in the proper period.

4. Lack of progress in documenting, assessing and evaluating our internal controls in our South Korean Operations evidenced by aforementioned deficiencies of which remediations will need to be completed as of December 31, 2005.

5.  Lack of  controls over internal access to the Company’s SAP system of reporting by unauthorized users.

6.   Manual performance of numerous procedures that could be automated using current reporting systems.

Beginning August 2005, management has allocated a consultant from Login Financial and an executive manager to our South Korean operations and is in the process of re-evaluating its controls as well as implementing additional control procedures.  Our evaluation will include revising our documentation, re-performing walkthroughs and re-testing our internal controls.  In addition, on November 14, 2005 management hired an additional “Big 4” third party consultant who is experienced in the SOX 404 effort for companies operating in South Korea to address and mitigate these material deficiencies during the fourth quarter of 2005 and into 2006.  However, as a result of these identified and unidentified material weaknesses and considering the nature of the Company’s operations having substantial presence in South Korea in addition to the Company’s US operations in Texas and California as well as the amount of time, financial resources, complexity associated with Section 404 compliance, limited financial resources of the Company and management’s late start in identifying and documenting it’s internal controls, the Company’s auditors have advised the Company and the Audit Committee of the Board of Directors that they believe it is highly unlikely that the Company’s management will be able to finish its testing and assessment of the Company’s internal controls in time for the auditors to begin their testing of management’s assertions over internal controls by the end of fiscal year 2005 in accordance with the standards of Section 404.

While management has devoted substantial efforts to the SOX 404 compliance, management agrees that there is significant work remaining to be done in a limited amount of time and consequently, management believes that the Company will not be able to complete its assessment of internal controls in accordance with SOX 404 requirements as of December 31, 2005.

In general, the SEC has broad authority under the Securities Exchange Act of 1934 to institute investigations, to seek injunctions, to seek monetary penalties, and to otherwise pursue enforcement actions for violations of Section 13(a), including a failure to file a Form 10-K or for the omission of necessary statements in a Form 10-K.  Therefore, a violation under Section 404 could potentially subject a company to these same investigations and penalties. Section 404 is a relatively new legal requirement, and there is very little precedent establishing the consequences or appropriate response to a public company’s failure to comply with Section 404.  Accordingly, although the Company has discussed its Section 404 noncompliance for 2004 with the SEC, the Company cannot predict what action, if any, the SEC may take against the Company as a result of a failure to be compliant with its obligations under Section 404.

Changes in internal controls. The Company has made significant changes to the internal controls over financial reporting of deficiencies noted during the first quarter of 2005.  The Company has identified and remediated the following deficiencies noted previously as of November 2005.

1. Lack of adequate segregation of duties in accounts payable and accounts receivable involving cash receipts and deposits, bank reconciliations, cash disbursements, purchasing, and accounts receivable reconciliations.  We have rotated responsibilities of employees and added secondary reviews of transactions and reconciliations.

2. Lack of adequate controls and monitoring of payroll and payroll processing, currently outsourced to a third party provider.  We have added additional review procedures and secondary review and approval to our payroll processes.  We have also changed our third party provider with a provider that performs regular internal controls reviews and testing.  The results of such testing is reviewed by management to ensure the provider has adequate internal controls.

3. Lack of documentation to evidence reviews of certain reconciliations; lack of documentation of authorization of transactions.  We have added additional review procedures and secondary reviews of reconciliations and authorizations of transactions.

4. Managements’ documentation of the Company’s internal controls were not sufficient.  We have completed our initial documentation of our internal controls and we are currently identifying and assessing deficiencies noted to date.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2005, we completed a private placement (the “Private Placement”) of $9.9 million in principal amount of new 7% Convertible Secured Promissory Notes due August 2007 (the “2005 Senior Notes”).  The issuance consisted of $5.0 million cash, exchange of $1.3 million in principal amount of previously issued 10% Senior Secured Notes Due July 29, 2005 (the “July 2005 Notes”), the exchange of $3.0 million in principal amount of previously issued 10% Convertible Unsecured Notes Due June 2006 (the “June 2006 Notes”), satisfaction of accrued interest and late registration fees in the amount of $0.6 million on the previously issued July 2005 Notes, and satisfaction of accrued interest of $9 thousand previously issued June 2006 Notes.  The 2005 Senior Notes were issued pursuant to a Securities Purchase Agreement dated effective as of August 2, 2005 among the Company, the purchasers of the 2005 Senior Notes, and the holders of previously issued July 2005 Notes and June 2006 Notes of the Company due June 2006.

The 2005 Senior Notes are convertible into shares of the Company’s common stock at $2.00 per share pursuant to an Amended and Restated Security Agreement.  The 2005 Senior Notes are secured by substantially all assets of the Company and rank senior to all other obligations of the Company, other than the Company’s loan with Kookmin Bank of South Korea (or any refinancing of such loan), the 6% Senior Secured Notes Due July 29, 2007 (“July 2007 Notes”), purchase money asset financing, trade creditors in the ordinary course of business, and any inventory or receivables-based credit facility that the Company may obtain in the future, provided that the amount of the credit facility does not exceed 50% of eligible inventory and 80% of eligible receivables. The 2005 Senior Notes will automatically convert into common stock if the Company’s common stock has an average closing price of more than $5.00 per share during 30 consecutive trading days.

The Company also issued warrants to the purchasers of the 2005 Senior Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of  $2.00 per share.  The Warrants will expire on August 2, 2010.

In connection with the transaction, the Company, all purchasers of the 2005 Senior Notes, and all holders of previously issued notes entered into a single Amended and Restated Registration Rights Agreement that replaces the prior registration rights agreements entered into by the Company with the various noteholders. Under the Amended and Restated Registration Rights Agreement, the Company is required to file a resale registration statement for the shares underlying the 2005 Senior Notes and July 2007 Notes and warrants within ninety (90) days of the closing of the 2005 Senior Notes. The Company is required to cause this registration statement to become effective within 60 days after the Company receives the first written comments on the registration statement from the SEC, or if the SEC notifies the Company that it will not review the registration statement, within five days after such notification. The Company will be subject to certain monetary penalties, as set forth in the registration rights agreement, if the registration statement is not filed or does not become effective on a timely basis.

As of September 30, 2005, we have used $1.0 million of the net proceeds from the Private Placement for working capital purposes and used $2.6 million to repay principal and accrued interest from the previously issued notes.

Item 6 – Exhibits and Reports on Form 8-K

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

(b)                                 Reports on Form 8-K

-Filed April 15, 2005

-Filed May 10, 2005

-Filed June 16, 2005

-Filed August 9, 2005

-Filed August 22, 2005

-Filed November 14, 2005

-Filed November 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: November 30, 2005	/s/ John Kang
John Kang
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 30, 2005	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)