Form 10-K/A
period 2004-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-03-16
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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
Common Stock, $.001 par value

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

LIQUIDMETAL TECHNOLOGIES, INC.

Amendment No. 2 to the Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2004

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2005 and as amended on May 10, 2005, in response to a request by the SEC to (1) make certain changes to the disclosure in Item 9A thereof and (2) revise the certifications required by SEC Rule 13a-14(a) as contained therein.

Other than the changes referred to above, all other information included in the above described Form 10-K, as amended, remains unchanged.  This amendment does not reflect events occurring after the filing of such Form 10-K, as amended, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

LIQUIDMETAL TECHNOLOGIES, INC.

PART II

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.  During the course of the audit of the financial statements of Liquidmetal Technologies, Inc. (the “Company”) for the fiscal years ended December 31, 2001, 2002, and 2003, it was determined that revenues from certain equipment sales made by the Company to Growell Metal Co., Ltd. in the third and fourth quarters of 2002 and the first quarter of 2003 should not have been recognized in those periods.  It was also determined that certain amounts relating to sales made to Samsung in December 2002, to JS Technologies in September 2002, and AM Corporation in December 2002 should not have been recognized.  It also was determined that compensation expense related to certain stock options granted in 2001 and 2002 were not calculated in accordance with generally accepted accounting principles under APB Opinion No. 25, SFAS No. 123, and EITF 00-23.  These determinations and the associated restatement of previously issued financial statements, as described more fully elsewhere in the Form 10-K for the year ended December 31, 2003, filed on November 10, 2004, suggest that, at the time of the subject transactions and the preparation of the Company’s financial statements for the relevant periods, the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) were not effective as of the end of the period covered by such Form 10-K.

Liquidmetal Technologies, Inc. (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President of Finance, of the effectiveness as of December 31, 2004 of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that these disclosure controls and procedures, as of December 31, 2004, were not effective.  This determination was based primarily on the restatement described above and the material weaknesses in internal controls over financial reporting identified below.

Management’s Report on Internal Control Over Financial Reporting. The time and resources committed to the restatement of prior periods’ financial statements (as aforementioned) delayed the Company’s internal timetable with respect to its documentation, assessment and evaluation of internal control over financial reporting, which are required to be undertaken to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).  Due in part to the issues described in the foregoing paragraph, management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been substantially delayed and is not complete, which in turn has prevented the Company’s independent registered public accounting firm, Stonefield Josephson, Inc. (“Stonefield”) from being able to satisfactorily complete an audit of the Company’s internal control over financial reporting pursuant to SOX 404.  Based on the foregoing, Stonefield has disclaimed an opinion on the Company’s internal control over financial reporting.

In attempting to complete its assessment of internal control over financial reporting, management used the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Although management has not yet completed its review and assessment of all of the Company’s internal controls over financial reporting, based on the review and assessment efforts that have actually been completed, management has identified several control deficiencies that existed during and as of the year ended December 31, 2004, some of which have been determined to be material weaknesses in internal control over financial reporting.  As a result of the following material weaknesses, management has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in COSO (and the following paragraphs also describe the specific steps that the Company has taken to remediate these material weaknesses):

1. Lack of adequate segregation of duties in accounts payable and accounts receivable involving cash receipts and deposits, bank reconciliations, cash disbursements, purchasing, and accounts receivable reconciliations:

After the Company completely moved its accounting function from Tampa, Florida to Lake Forest, California in July 2004 and reduced the size of its accounting staff, duties such as booking of cash receipts, bank reconciliations and journal entries for corporate accounting were primarily being done by two accountants.  During the course of the Company’s audit for its 2004 fiscal year (which audit occurred during the first three months of 2005) and in the course of the Company’s efforts to complete the assessment required by SOX 404 at the same time, it was determined that this lack of segregation could contribute to preventing detection of potential fraud or misstatements of financial information.  Accordingly, beginning in the second quarter of 2005, the Company started taking steps to evaluate its overall accounting duties and segregate these functions for better internal control structure.  For example, the Company began segregating the cash receipts booking and bank reconciliation among the two accountants, as well as segregating invoice entry and check run function.  Additionally, as discussed below, beginning in the second quarter of 2005, the Company augmented its supervisory review process to mitigate the potential for fraud and misstatements.  The Company has not identified any adjustments as a result of this lack of segregation of duties.

2. Lack of adequate controls and monitoring of payroll processing, currently outsourced to a third party provider:

This material weakness existed throughout 2004 as the Company utilized the services of a third party payroll processor that was not certified under SAS 70 (Type II). During the course of the Company’s audit for its 2004 fiscal year, it was determined that the risk of using a third party payroll provider that is not SAS 70 certified may contribute to misstatements of payroll and related financial information.  The Company intends to remediate this weakness by retaining the services of ADP for payroll processing.  ADP is certified under SAS 70 (Type II).

3. Lack of documentation to evidence reviews of certain reconciliations:

During the course of the Company’s audit for the 2004 fiscal year, which audit occurred in January 2005, the Company discovered that certain reconciliations, including bank statements and general ledger accounts, were not fully documented because the supervisors performing the review on such reconciliations occasionally omitted their signature evidencing their review.  It was determined at the time that this lack of documentation may result in certain accounting documents not being properly reviewed or there being no evidence of review.  Beginning in the second quarter of 2005, the Company began taking steps to require that all reviews of reconciliations by supervisors are evidenced by a supervisor signature and that that all accounting documents are subject to proper review.  For example, the Company started utilizing a “Prepared by, Reviewed by, Checked by” stamp and required all reconciliations to have evidence of the review prior to closing month end.

4. Lack of documentation of authorization of transactions:

During the course of the Company’s audit for the 2004 fiscal year, the Company discovered that, although accounting transactions may have been authorized by the appropriate persons, the authorizing person occasionally omitted his signature on the relevant documents or approval forms to evidence his authorization.  This lack of documentation on invoices, purchase requisitions and expense reports may result in certain transactions not being properly approved, so in the second quarter of 2005, the Company began implementing additional procedures for ensuring that all accounting documents are subject to proper approval as well as indication of the approval.  For example, the Company began utilizing a “Prepared by, Reviewed by, Checked by” stamp and required that all documents have evidence of the approval prior to entry into the Company’s accounting system.

5. Manual performance of numerous procedures that could be automated using current reporting systems:

The Company uses the SAP system for financial reporting.  During the course of the audit for the 2004 fiscal year, it was determined that the Company was manually performing numerous procedures that could be automated by using the current SAP system.  For example, a sales order module in SAP could be utilized to automate the entire order fulfillment process.  While SAP contains many modules and features which would allow the Company to automate certain operational and accounting procedures and thereby minimize the potential for human error, utilization of such modules would require significant investment in upgrading and maintaining the SAP system. Considering the Company’s current size and limited resources, management has determined that it is not prudent to make this investment at the current time.  Nevertheless, beginning in the second quarter of 2005 and continuing thereafter, the Company has been taking various steps to minimize the potential for human error caused by manual procedures.  For example, the Company has established specific procedures for proper review and approval of transactions as outlined in paragraphs 3 and 4 above and expanded utilization of other software tools such as programmed spreadsheets.

6. Material adjustments to the accounting records and financial statements as of and for the year ended December 31, 2004 that were not initially identified by the Company’s internal control over financial reporting:

During the course of the Company’s SOX 404 assessment efforts during the first several months of 2005, the Company and its auditors identified a number of necessary material adjustments to the Company’s accounting records for 2004.  For example, certain adjustments were booked to properly value complex debt instruments associated with the refinancing of the Company’s debt.  In addition, certain adjustments were booked to impair the Company’s assets which are based on Management forecasts and overall assessment of the Company’s business.  The Company believes that these adjustments were a result of the Company’s focus during 2004 on completing the Company’s three-year re-audit of its 2001, 2002, and 2003 fiscal years.  As a result of the Company’s SOX 404 assessment efforts, the Company has identified these adjustments and has implemented additional controls to timely review and assess accounting issues and prevent the need for such adjustments. While there can be no assurance that adjustments to financial statements will not occur in the future, with the completion of the three-year re-audit, the Company believes that it will be able to devote its resources to completing its accounting assessments and entries timely and effectively.

7. Management’s documentation of the evaluation of the significance of numerous control deficiencies and significant deficiencies identified, which could rise to the level of a material weakness, has not been completed:

The Company is continuing to diligently work to document and evaluate its internal controls under the requirements of SOX 404 during 2005.

8. The company had inadequate controls related to timely performance of its assessment of internal control over financial reporting:

The Company is diligently working to complete its assessment of its internal controls over financial reporting under the requirements of SOX 404 during 2005.

9. Assurance Consulting 3, the independent third party engaged to help document and assess the Company’s internal controls, has identified numerous and significant deficiencies, including those identified above, which management has not completed evaluating whether they would rise to the level of a material weakness in accordance to the PCAOB Audit Standard No. 2.

The Company will review these deficiencies during its assessment of internal controls under the requirements of SOX 404 during 2005.

Management believes that it is taking appropriate steps to address these material deficiencies subsequent to December 31, 2004, including hiring an independent consulting firm, Assurance Consulting 3, who has helped to identify the material weaknesses disclosed above and to propose remedial actions to address and mitigate the deficiencies.  We cannot assure you that we will not discover additional material weaknesses in the future; however, management will continue to work with the independent consulting firm and to work towards compliance with SOX 404 as of December 31, 2005.

Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (although various changes made after December 31, 2004 are described above).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We were engaged to audit management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Liquidmetal Technologies, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Liquidmetal Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

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

/s/Stonefield Josephson, Inc.
Irvine, California
May 9, 2005

LIQUIDMETAL TECHNOLOGIES, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A listing of exhibits filed:

EXHIBIT INDEX

Exhibit Number	Description of Document
23.1	Consent of Registered Independent Public Accounting Firm
31.1	Rule 13a – 14(a) Certifications - CEO
31.2	Rule 13a – 14(a) Certifications - CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ Ricardo A. Salas
Ricardo A. Salas
Date: March 16, 2006		President and Chief Executive Officer

	By:	/s/ Young J. Ham
Young J. Ham
Date: March 16, 2006		Chief Financial Officer