Form 10-Q/A
period 2005-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-03-16
CIK 1141240

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

LIQUIDMETAL TECHNOLOGIES, INC.
AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on May 16, 2005, in response to a request by the SEC to (1) make certain changes to the disclosure in Item 4 thereof and (2) revise the certifications required by SEC Rule 13a-14(a) as contained therein.

Other than the changes referred to above, all other information included in the above described Form 10-Q remains unchanged.  This amendment does not reflect events occurring after the filing of such Form 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

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

Liquidmetal Technologies, Inc. (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President of Finance, of the effectiveness as of March 31, 2005 of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that these disclosure controls and procedures, as of March 31, 2005, were not effective.  This determination was based primarily on the material weaknesses in internal controls over financial reporting identified below.

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

Management believes that it has taken appropriate steps to address these material deficiencies subsequent to March 31, 2005, including hiring an independent consulting firm (Assurance Consulting 3) to identify and propose remedial actions to address and mitigate the deficiencies.

Changes in internal controls.  There were no changes in the Company’s internal controls that occurred during the quarter ended March 31, 2005 (although various changes to internal controls occurring after March 31, 2005 are described above).  The Company is in the process of re-evaluating its internal controls pursuant to SOX 404, as indicated above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: March 16, 2006	/s/ Ricardo A. Salas
Ricardo A. Salas
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2006	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)