Form 10-Q/A
period 2005-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-03-16
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

LIQUIDMETAL TECHNOLOGIES, INC.
AMENDMENT NO. 2 TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on August 15, 2005 and as amended by Amendment No. 1 on August 30, 2005, in response to a request by the SEC to (1) make certain changes to the disclosure in Item 4 thereof and (2) revise the certifications required by SEC Rule 13a-14(a) as contained therein.

Other than the changes referred to above, all other information included in the above described Form 10-Q, as amended, remains unchanged.  This amendment does not reflect events occurring after the filing of such Form 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

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

Liquidmetal Technologies, Inc. (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President of Finance, of the effectiveness as of June 30, 2005 of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that these disclosure controls and procedures, as of June 30, 2005, were not effective.  This determination was based primarily on the material weaknesses in internal controls over financial reporting identified below.

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

Changes in internal controls.  The Company made various material changes in its internal control over financial reporting during the second quarter ended June 30, 2005.  These material changes are described in paragraphs 1, 3, 4, and 5 above under the caption “Update on Management’s Assessment of Internal Control Over Financial Reporting.”

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