Form 10-Q/A
period 2005-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-03-16
CIK 1141240

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

Yes ☐No ☒

As of October 13, 2005, there were 42,164,121 shares of the registrant’s common stock, $.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

EXPLANATARY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on December 1, 2005, in response to (1) a request by the SEC to make certain changes to the disclosure in Item 4 thereof; (2) revise the certifications required by SEC Rule 13a-14(a) as contained therein; and (3) restate our financial statements to properly account for the beneficial conversion feature of the senior convertible notes issued in August 2005 and to recognize impairment charges to our long term assets.  This amendment does not reflect events occuring after the filing of the originally filed Form 10-Q.

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) September 30, 2005	December 31, 2004
	(Restated)

ASSETS

Current assets:

Cash and cash equivalents	$933	$742
Restricted cash	—	754
Trade accounts receivables, net of allowance for doubtful accounts of $82 and $108	2,193	1,668
Inventories	1,499	2,353
Prepaid expenses and other current assets	1,363	930
Total current assets	5,988	6,447

Property, plant and equipment, net	13,889	16,434
Idle equipment	190	1,906
Long-term inventory	—	1,810
Other intangibles, net	1,151	1,143
Other assets	950	768
Total assets	$22,168	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$5,701	$4,969
Settlement payable	3,234	3,246
Deferred revenue	879	900
Short-term debt	237	—
Long-term debt, current portion, net of debt discount of $0 and $851	1,204	5,991
Other liabilities, current portion	701	1,032
Warrant liability	4,633	550
Beneficial conversion feature liability	3,826	0
Total current liabilities	20,415	16,688

Long-term debt, net of current portion and debt discount of $7,023 and $0	5,463	2,618
Other long-term liabilities, net of current portion	431	342
Total liabilities	26,309	19,648

Shareholders’ equity (deficiency):

Preferred stock, $0.001 par value; 10,000,000 shares authorized and none issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 42,164,121 issued and outstanding at September 30, 2005 and 41,609,652 issued and outstanding at December 31, 2004	42	42
Additional paid-in capital	132,838	132,160
Accumulated deficit	(139,070)	(125,313)
Accumulated other comprehensive income	2,049	1,971
Total shareholders’ equity (deficiency)	(4,141)	8,860

Total liabilities and shareholders’ equity (deficiency)	$22,168	$28,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)

Revenue	$4,342	$4,615	$10,912	$14,958
Cost of sales	3,756	3,241	10,553	9,273

Gross profit	586	1,374	359	5,685

Operating expenses:
Selling, general, and administrative	2,364	3,569	6,521	9,178
Research and development	196	374	806	1,060
Impairment of long lived assets	833	—	4,227	—
Total expenses	3,393	3,943	11,554	10,238

Loss from operations	(2,807)	(2,569)	(11,195)	(4,553)

Loss from extinguishments of debt	(1,247)	(1,663)	(1,247)	(1,663)
Other income	—	302	—	302
Change in value of warrants, net gain (loss)	1,112	(434)	1,145	846
Change in value of beneficial conversion feature	982	—	982	—
Interest expense	(1,290)	(1,805)	(3,456)	(3,242)
Interest income	7	—	14	34
Loss from continuing operations	(3,243)	(6,169)	(13,757)	(8,276)

Loss from discontinued equipment manufacturing operations, net of tax	—	—	—	(749)
Net loss	(3,243)	(6,169)	(13,757)	(9,025)

Other comprehensive loss
Foreign exchange translation gain (loss)	(306)	68	78	490
Comprehensive loss	$(3,549)	$(6,101)	$(13,679)	$(8,535)

Net loss per common share – basic and diluted:
Loss per share – continuing operations	$(0.08)	$(0.15)	$(0.33)	$(0.20)
Loss per share – discontinued operations	$—	$—	$—	$(0.02)
Loss per share basic and diluted	$(0.08)	$(0.15)	$(0.33)	$(0.22)

Number of weighted average shares – basic and diluted	41,933	41,610	41,717	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the Nine Months Ended September 30, 2005

(in thousands, except per share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2004	41,609,652	$42	$132,160	$(125,313)	$1,971	$8,860
Beneficial conversion feature		—	—	—	—	—
Conversion of notes payable	462,250	—	462	—	—	462
Common stock issued as directors fees	92,219	—	175	—	—	175
Stock based compensation	—	—	41	—	—	41
Foreign exchange translation gain	—	—	—	—	78	78
Net loss (Restated)	—	—	—	(13,757)	—	(13,757)
Balance, September 30, 2005	42,164,121	$42	$132,838	$(139,070)	$2,049	$(4,141)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
	(Restated)

Operating activities:
Net loss	$(13,757)	$(9,025)

Adjustments to reconcile net loss from operations to net cash used for operating activities:
Impairment of long lived assets	4,227	—
(Gain) loss on disposal of asset	(14)	8
Depreciation and amortization	2,516	2,585
Loss on extinguishments of debt	1,247	1,663
Amortization of debt discount	1,578	2,692
Stock-based compensation	41	276
Bad debt (recovery) expense	(21)	111
Warranty expense	126	269

Changes in operating assets and liabilities:
Accounts receivable	(504)	47
Inventories	178	(1,950)
Prepaid expenses and other current assets	(404)	(1,111)
Other assets	(632)	(877)
Accounts payable and accrued expenses	752	3,887
Deferred revenue	(21)	(597)
Warrant liabilities	(1,145)	449
Beneficial conversion feature liabilities	(982)	—
Other liabilities	(142)	(4,708)
Net cash used for continuing operations	(6,957)	(6,281)

Net cash provided by discontinued operations	—	822
Net cash used for operating activities	(6,957)	(5,459)

Investing Activities:
Purchases of property and equipment	(153)	(73)
Proceeds from sale of property and equipment	69	11
Investment in patents and trademarks	(92)	(202)
Net cash used for investing activities	(176)	(264)

Financing Activities:
Proceeds from borrowings	16,180	9,924
Repayment of borrowings	(9,850)	(4,898)
Repayment of other liabilities	(100)	(91)
Proceeds from restricted cash	754	(1,000)
Net cash provided by financing activities	6,984	3,935

Effect of foreign exchange translation	340	57
Net increase in cash and cash equivalents	191	1,731

Cash and cash equivalents at beginning of period	742	3,127
Cash and cash equivalents at end of period	$933	$1,396
Supplemental cash flow information:
Interest paid	$1,400	$463
Taxes paid	$—	$—

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2005	2004	2005	2004
		(Restated)		(Restated)

Net loss as reported		$(3,243)	$(6,169)	$(13,757)	$(9,025)

Add:	stock-based employee compensation expense included in reported net loss, net of related tax effects	41	—	41	276

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(695)	(910)	(2,237)	(3,720)
Proforma net loss:		$(3,897)	$(7,079)	$(15,953)	$(12,469)

Basic and diluted loss per share:
As reported		$(0.08)	$(0.15)	$(0.33)	$(0.22)
Proforma		$(0.09)	$(0.17)	$(0.38)	$(0.30)

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

Restatements

The Company restated its third quarter financial statements originally filed on form 10-Q on December 1, 2005, in this Form 10-Q to properly account for the beneficial conversion feature of the senior convertible notes issued in August 2005.  Accounting for this feature resulted in a gain of $982 from the change in value of beneficial conversion feature and an increase to interest expense of $130 from additional amortization of debt discounts related to the revaluation of the beneficial conversion feature of the senior convertible debt issued in August 2005.  In addition, the company wrote-down $833 of primarlly raw material inventory considered to be long term as the carrying value of the inventory held as an impairment charge.  While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future.

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

In June 2005, the EITF reached a consensus on Issue No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Issuers of convertible debt are required by Statement 133 to evaluate whether it is necessary to separate the “embedded” conversion feature from the debt contract and account for the conversion feature as if it were a separate derivative instrument. If the issuer determines that the embedded conversion feature would be classified in equity if it were a freestanding instrument, the conversion feature is not separated from the debt contract. EITF 00-19’s criteria must be applied to determine whether a conversion feature qualifies for equity classification, but it exempts a conversion feature embedded in a “conventional convertible debt instrument” from some of the criteria. EITF 05-2 requires convertible instruments that may be settled in a combination of cash or shares, e.g., those referred to as “Instrument C” in EITF 90-19, and instruments that may be convertible into a variable number of shares are not “conventional.”  As a result, nonconventional instruments would need to satisfy all requirements of EITF 00-19 to support a conclusion that the conversion feature does not require accounting separate from that for the debt contract. The adoption of this Issue resulted in recognition of the beneficial conversion feature from the senior convertible notes issued in August 2005 as liabilities of $3,826 as of September 30, 2005 and a gain of $982 from the change in fair value of beneficial conversion feature liabilities for the year ended September 30, 2005 (see Note 8).

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

3.                                      Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $139,070 as of September 30, 2005. Cash used for continuing operations for the nine months ended September 30, 2005 was $6,957 and cash flow from continuing operations was negative through the 4th quarter of 2005. At September 30, 2005 working capital (deficit) was ($14,427). As of September 30, 2005, the Company’s principal source of liquidity is $933 of cash and $2,193 of trade accounts receivable. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. These operating results occurred while the Company was developing and continues to develop and to commercialize and manufacture products from an entirely new and unique technology. These factors have placed a significant strain on the financial resources of the Company. The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continue to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

The time and resources committed to the restatement of prior periods’ financial statements as aforementioned delayed our internal timetable with respect to our documentation, assessment and evaluation of internal control over financial reporting. Due to the issues described in the foregoing paragraph, as well as limitation on financial and internal resources, management’s assessment of the effectiveness of our internal control over financial reporting had been substantially delayed, which in turn had delayed the Company’s independent registered public accounting firm, Stonefield Josephson, Inc. in performing its audit of management’s assessment of the effectiveness of internal control over financial reporting pursuant to SOX 404. Therefore, the Company’s independent registered public accounting firm issued a disclaimer of opinion with respect to the Company’s internal control over financial reporting as of December 31, 2004, and such disclaimer was filed with the Company’s amended Form 10-K filed on May 10, 2005.

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

4. Inventories

The Company maintains certain of its raw material inventories in amounts in excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material. These inventories were classified as long-term inventory as of December 31, 2004. The Company determined that its current and projected raw material requirements are not sufficient enough to warrant the use of such raw materials in the foreseeable future. Accordingly, the Company reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be excessive during the second quarter of 2005. The write-down during the three and nine months ended September 30, 2005 was $833 and$1,653, respectively, and is included in “Impairment of long lived assets” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2005. The total amount of long term inventory was $0 and $1,810 as of September 30, 2005 and December 31, 2004, respectively.

Inventories were comprised of the following:

	September 30, 2005	December 31, 2004
	(Restated)

Raw materials	$373	$1,688
Work in process	735	352
Finished goods	391	313
Total current inventories	1,499	2,353
Long-term inventories	—	1,810
Total inventories	$1,499	$4,163

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

6.                                      Discontinued Operations

Dongyang

On June 28, 2002, the Company acquired a 51% interest in Chusik Hoesa Dongyang Yudoro (“Dongyang”). In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder. The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held. Further, the Company agreed to pay Dongyang $155 for the purchase of a receivable balance from Growell. The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Donyang to the minority shareholder. The loss from operations for the nine months ended September, 2004 totaled $50 and is included in the loss from discontinued equipment manufacturing operations for the period. The net payable balance of $75 is to be paid in quarterly installments throughout 2004, with $25 to be paid subsequent to 2004. The outstanding amount payable to Dongyang is $11 and $25 as of September 30, 2005 and December 31, 2004, respectively, and is included in accounts payable and accrued liabilities.

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

Summarized operating results of Taesung’s operations are as follows:

	For the Nine months Ended September 30,	For the Nine months Ended September 30,
	2005	2004

Revenue	$—	$172
Loss from discontinued equipment manufacturing operations, net of tax.	—	(653)

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

8.                                      Notes Payable

Senior Convertible Note

On March 3, 2004, the Company issued $9,924 of 6.0% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm (the “Placement Agents”) that served as a financial advisor to the Company for the transaction. The notes were collateralized by the patents held by the Company and second priority mortgage interest in plant facilities and certain equipment in South Korea. The notes were convertible at any time into common stock at a price of $3.00 per share. Investors in the private placement and the Placement Agents received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants. The conversion and warrant exercise price are subject to price adjustments for anti-dilution purposes. In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction.

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption. Under terms of the exchange offer, approximately $5,459 in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2,729 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2,730 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”), collectively referred to as “Exchange Notes”. The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant. The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes). The Short-Term Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share. The conversion prices of the July 2007 Notes and July 2005 Notes are subject to price adjustments for anti-dilution purposes. Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period. Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer. The Long-Term Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an Amended Registration Rights Agreement, and Amended and Restated Security Agreement (see 2005 Senior Convertible Notes below).

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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as warrant liability as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a net gain of $170 and $457 for the three and nine months ended September 30, 2005, respectively, and a net loss of $434 and a net gain of $412 for the three and nine months ended September 30, 2004, respectively. The fair value of warrants outstanding at September 30, 2005 of $93 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.42 years; (2) volatility of 90%, (3) risk free interest of 3.93%and dividend rate of 0%.

Convertible Notes

On June 13, 2005, the Company completed a private placement (the “Private Placement”) of 10% Convertible Unsecured Notes Due June 13, 2006 in the aggregate principal amount of $3,250 (the “Notes”), together with warrants to purchase up to an aggregate of 893,750 shares of the Company’s common stock (the “Warrants”).

The Notes issued by the Company in the Private Placement are unsecured and was due on the earlier of June 13, 2006 or the consummation of a follow-on equity or debt offering or restructuring transaction pursuant to which the Company receives gross proceeds of at least $4,000. Prior to maturity, the Notes are interest-only, with interest payments due quarterly, at the rate of 10% per year. The Notes can be prepaid by the Company at any time without penalty. If, within 120 days following the issue date of the Notes, the Company either fails to redeem the notes for the principal amount and accrued interest thereon or fails to close a “Qualified Financing,” then the Notes will thereafter be convertible at a conversion price equal to seventy five percent (75%) of the closing price of the Company’s common stock on the first trading day immediately preceding the conversion date. A “Qualified Financing” is defined in the Notes as any debt or equity financing of the Company resulting in aggregate gross proceeds to the Company of at least $5,000 and in which the holders of at least sixty percent (60%) of the aggregate principal amount of the Company’s Long Term Notes due July 2007 either (i) agree that the equity or debt securities to be issued in such financing shall be pari passu in order of payment to the 2007 Notes held by them or (ii) exchange their 2007 Notes for new securities in the financing transaction. On August 9, 2005, the Company successfully completed Qualified Financing, which resulted in exchange and redemption of the Convertible Notes (see 2005 Senior Convertible Debt). As a result, the Notes never became convertible.

As a part of the Private Placement, the Company issued warrants to the purchasers of the Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock. In addition, warrants to purchase 81,250 shares of the Company’s common stock were issued to the placement agent in the transaction. The warrants have an exercise price of $2.00 per share, provided that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s previously issued 10% Senior Secured Notes Due July 29, 2005), the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction. The warrants will expire on June 13, 2010 and are subject to exercise price adjustments for anti-dilution purposes.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in an increase to the interest rates to 14% per annum on the 2005 Senior Notes (“Default Rates”). As of September 30, 2005, the Company has made timely interest payments.

The 2005 Senior Notes are convertible into shares of the Company’s common stock at $2.00 per share pursuant to an Amended and Restated Security Agreement. The convertible price of the 2005 Senior Notes is subject price adjustment for anti-dilution purposes. As of September 30, 2005, the convertible price of 2005 Senior Notes remained unchanged at $2.00 per share.

Further, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature of $4,808 have been recorded as beneficial conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 93%; (3) risk free interest of 4.06% and dividend rate of 0%. In addition, the Company is required to report a value of the beneficial conversion liability as a fair value and record the fluctuation to the fair value of the beneficial conversion feature liability to current operations. The change in the fair value of the beneficial conversion feature liability resulted in a gain of $982 for the three and nine months September 30, 2005. The fair value of the beneficial conversion features outstanding as of September 30, 2005 of 3,826 was computed using the Black-Scholes model under the following assumptions: (1) 1.84 years; (2) volatility of 90%, (3) risk free interest of 4.18% and dividend rate of 0%.

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

The Company also issued warrants to the purchasers of the 2005 Senior Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of $2.00 per share, which is subject to price adjustment for anti-dilution purposes. The warrants will expire on August 2, 2010.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $4,068 have been recorded as warrant liability as the Company has not yet filed the registration statement, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.17% and dividend rate of 0%. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a net gain of $593 for the three and nine months ended September 30, 2005. The fair value of warrants outstanding at September 30, 2005 of $3,475 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.84 years; (2) volatility of 90%, (3) risk free interest of 4.18%and dividend rate of 0%.

In connection with the transaction, the Company, all purchasers of the 2005 Senior Notes, and all holders of previously issued notes entered into a single Amended and Restated Registration Rights Agreement that replaces the prior registration rights agreements entered into by the Company with the various noteholders. Under the Amended and Restated Registration Rights Agreement, the Company is required to file a resale registration statement for the shares underlying the 2005 Senior Notes, July 2007 Notes, and warrants within ninety (90) days of the closing of the 2005 Senior Notes. The Company is required to cause this registration statement to become effective within 60 days after the Company receives the first written comments on the registration statement from the SEC, or if the SEC notifies the Company that it will not review the registration statement, within five days after such notification. The Company will be subject to certain monetary penalties, as set forth in the registration rights agreement, if the registration statement is not filed or does not become effective on a timely basis. Specifically, if the Company does not file the registration statement on a timely basis, we will be obligated to pay a late filing fee to the selling stockholders in the amount of 3% of the warrant exercise price on each of the warrants held by them plus 3% of the principal amount of the outstanding notes held by them. This fee will be payable for each period of 30 business days that the filing of the registration statement is made past the required filing date, and the payments will be due 10 business days following the end of each 30-day period. If the registration statement has not been declared effective by the required effective date, the Company will be obligated to pay a monthly late registration fee to the selling stockholders in the amount of 2% of the aggregate warrant exercise prices and aggregate note principal amounts for the first 30 business days after the required effective date, and 1% for each 30-business day period thereafter until the registration statement is declared effective. Notwithstanding the foregoing, the late filing fees and late registration fees will not exceed 18% of the aggregate warrant exercise prices and aggregate note principal amounts

The Company received first written comments from the SEC in January 2006 on the registration statement.  However the registration statement has not been made effective within the 60 day period called for by the registration rights agreement and the Company may be subject to default notices by the holders of the convertible notes and warrants.  As of the filling of this report, the Company’s management is not aware of any outstanding default notices.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals

Three months ended September 30, 2005:
Revenue to external customers	$1,549	$2,793	$4,342
Gross profit (loss)	635	(49)	586
Income (loss) before interest expense and discontinued operations	420	(1,429)	(1,009)
Total identifiable assets at end of period	772	16,414	17,186

Three months ended September 30, 2004:
Revenue to external customers	$988	$3,627	$4,615
Gross profit	466	908	1,374
Income before interest expense, discontinued operations, and general	264	129	393
Total identifiable assets at end of period	814	23,202	24,016

Nine months ended September 30, 2005:
Revenue to external customers	$3,930	$6,982	$10,912
Gross profit	1,691	(1,332)	359
Income (loss) before interest expense and discontinued operations	1,182	(7,270)	(6,088)
Total identifiable assets at end of period	772	16,414	17,186

Nine months ended September 30, 2004:
Revenue to external customers	$2,710	$12,248	$14,958
Gross profit	1,260	4,425	5,685
Income before interest expense and discontinued operations	804	2,237	3,041
Total identifiable assets at end of period	814	23,202	24,016

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)

Total operating income (loss) before minority interest, interest expense and discontinued operations	$(1,009)	$393	$(6,088)	$3,041
General and administrative expenses not allocated to segments	(1,798)	(2,962)	(5,107)	(7,594)
Loss before interest, other income, income taxes, minority interest and discontinued operations	(2,807)	(2,569)	(11,195)	(4,553)
Loss from extinguishments of debt	(1,247)	(1,663)	(1,247)	(1,663)
Other income	—	302	—	302
Change in value of warrants, net	1,112	(434)	1,145	846
Change in value of beneficial conversion feature	982	—	982	—
Interest expense	(1,290)	(1,805)	(3,456)	(3,242)
Interest income	7	—	14	34
Loss from discontinued operations, net	—	—	—	(749)
Consolidated net loss	$(3,243)	$(6,169)	$(13,757)	$(9,025)

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

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

September 30, 2005

Total segment assets	$17,186
Cash and cash equivalents	933
Prepaid expenses and other current assets	1,363
Other property, plant and equipment, net	585
Intangibles, net	1,151
Other assets	950
Total consolidated assets	$22,168

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

In November 2004, we entered into an agreement with John Kang, our Chairman , in which Mr. Kang agreed that certain stock transactions by him in 2002 involving our common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”). These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering. They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively). Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of our common stock made by Mr. Kang in August 2002.

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

On December 6, 2005, the Company received a letter from a representative of the holders of the August 2007 Notes demanding the payment of a late filing fee by us for the period following October 31, 2005, but under the terms of the amended and restated registration rights agreement, the Company does not believe that it is obligated to pay any late filing fees unless and until the Company fails to file the registration statement by December 13, 2005, which is the last day of the first 30-business day period following October 31, 2005. The letter also stated that the letter was serving as a notice of default under the Senior Notes as a result of our failure to file a registration statement by October 31, 2005, although under the terms of the Senior Notes, the Company has thirty days after delivery of the letter in which to cure such default. On December 9, 2005 the Company filed the registration statement, which was within the 30-day period and has cured the default notice.

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

We have restated our third quarter financial statements originally filed on form 10-Q on December 1, 2005, in this Form 10-Q to properly account for the beneficial conversion feature of the senior convertible notes issued in August 2005, Accounting for this feature resulted in a gain of $1.0 million from the change in value of beneficial conversion feature and an increase to interest expense of $0.1 million from additional amortization of debt discounts related to the revaluation of the beneficial conversion feature of the senior convertible debt issued in August 2005.  In addition, the company wrote-down $0.8 million of primarily raw material inventory considered to be long term as the carrying value of the inventory held as an impairment change.  While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future.

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

Our annual Report on Form 10-K for the year ended December 31, 2004 contains further discussions on our critical accounting policies and estimates.

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

Impairment of Long Lived Assets. Impairment of long lived assets increased to $0.8 million, or 19% of revenue, for the three months ended September 30, 2005 from $0 for the three months ended September 31, 2004. Impairment expense represents primarily write-down of $0.8 million of raw materials considered to be long term inventory. While we may use the excess raw materials beyond one year to fulfill future customer order, we have determined that our current capacity was not significant enough to warrant holding this inventory as a long term asset. As such, we have reduced the carrying values of the excess raw material equipment.

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

Change in value of warrants, net. Change in value of warrants increased to net gain of $1.1 million, or 26% of revenue, during the three months ended September 30, 2005 from a net loss of $0.4 million, or 9% of revenue, during the three months ended September 30, 2004. The increase was from the change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.

Change in value of beneficial conversion feature. Change in value of beneficial conversion feature was a gain of $0.1 million, or 23% of revenue, during the three months ended September 30, 2005 from the change in value of beneficial conversion feature liability from the senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price. There were no amounts recorded as change in value of beneficial conversion feature for the three months ended September 30, 2004.

Interest Expense. Interest expense was $1.3 million, or 30% of revenue, for the three months ended September 30, 2005 and was $1.8 million, or 39% of revenue, for the three months ended September 30, 2004. During each of the three months ended September 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, convertible debt funded on June 13, 2005, and senior convertible debt funded on August 9, 2005, as well as amortization of debt issuance costs and discount on the convertible debt. The decrease was primarily due to acceleration of amortization of debt issuance costs and discount on debt during the three months ended September 30, 2004 from principal payments made.

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

Impairment of Long Lived Assets. Impairment of long lived assets increased to $4.0 million, or 39% of revenue, for the nine months ended September 30, 2005 from $0 for the nine months ended September 30, 2004. Impairment expense represents write-down of $2.5 million of raw materials considered to be long term inventory and $1.7 million of idle equipment. While we may use the excess raw materials beyond one year to fulfill future customer order, we have determined that our current capacity was not significant enough to warrant holding this inventory as a long term asset. Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering our current revenue, we do not anticipate utilizing this equipment internally in the near future. As such, we have reduced the carrying values of the excess raw material and idle equipment.

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

Change in value of warrants, net. Change in value of warrants increased to net gain of $1.1 million, or 10% of revenue, during the nine months ended September 30, 2005 from a net gain of $0.8 million, or 6% of revenue, during the nine months ended September 30, 2004. The increase was from the change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.

Change in value of beneficial conversion feature. Change in value of beneficial conversion feature was a gain of $0.1 million, or 9% of revenue, during the nine months ended September 30, 2005 from the change in value of beneficial conversion feature liability from the senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price. There were no amounts recorded as change in value of beneficial conversion feature for the nine months ended September 30, 2004.

Interest Expense. Interest expense was $3.5 million, or 32% of revenue, for the nine months ended September 30, 2005 and was $3.2 million, or 22% of revenue, for the nine months ended September 30, 2004. During each of the nine months ended September 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, convertible debt funded on June 13, 2005, and senior convertible debt funded in August 9, 2005, as well as amortization of debt issuance costs and discount on the convertible debt. As of September 30, 2005, $0.1 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non payment of quarterly scheduled interest payments and $1.0 million of late registration penalty fee of our senior convertible debt was accrued as interest expense.

Interest Income. Interest income was $14 thousand for the nine months ended September 30, 2005, and $34 thousand for the nine months ended September 30, 2004 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $7.0 million for the nine months ended September 30, 2005 and $5.5 million, which includes cash used in our discontinued equipment manufacturing business of $0.8 million, for the nine months ended September 30, 2004. Our working deficit increased from $(10.2) million at December 31, 2004 to $(14.4) million at September 30, 2005. The Company’s working deficit decrease of $4.2 million was primarily attributable to increase in cash and cash equivalents of $0.2 million, increase in trade accounts receivable of $0.5 million, increase in prepaid and other current assets of $0.4 million, decrease in current portion of long term debt of $4.8 million, decrease in current portion of other liabilities of $0.3 million, offset by decrease in restricted cash of $0.8 million, decrease in inventories of $0.9 million, increase in accounts payable and accrued liability of $0.7 million, increase in short-term debt of $0.2 million, increase in warrant liabilities of $4.0 million, and increase in beneficial conversion feature liabilities of $3.8 million.

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

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures. During the course of the re-audit of our financial statements of Liquidmetal Technologies, Inc. (the “Company”) for the fiscal years ended December 31, 2001, 2002, and 2003, it was determined that revenues from certain sales made by the Company to various customers were either not recognized in the proper periods or should not have been recognized as revenue. It was also determined that compensation expense related to certain stock options granted in 2001 and 2002 were not calculated in accordance with generally accepted accounting principles under APB Opinion No. 25, SFAS No. 123, and EITF 00-23. These determinations and the associated restatement of previously issued financial statements in the Form 10-K for the year ended December 31, 2003, filed on November 10, 2004, suggest that, at the time of the subject transactions and the preparation of our financial statements for the relevant periods, the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) were ineffective as of the end of the period covered by such Form 10-K filed on November 10, 2004 for purposes of ensuring that all information required to be disclosed by the Company was adequately accumulated and communicated to the Company’s management at such time

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K as of the Company’s fiscal year-ended December 31, 2004. SOX 404 also requires the public accounting firm auditing a public company’s financial statements to attest and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although these requirements were first applicable to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, the Company did not comply with these requirements for such fiscal year as described in the following paragraphs. Therefore, the Company’s independent registered public accounting firm issued a disclaimer of opinion with respect to the Company’s internal control over financial reporting as of December 31, 2004, and such disclaimer was filed with the Company’s amended Form 10-K filed on May 10, 2005.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of, as of September 30, 3005, the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures, as of September 30, 2005, were not effective. This determination was based primarily on the material weaknesses in internal control over financial reporting identified below.

 Update on Management’s Assessment of Internal Control Over Financial Reporting. The time and resources committed to the restatement of prior periods’ financial statements (as aforementioned) delayed management in commencing and completing its documentation, assessment and evaluation of internal control over financial reporting. Due to the issues described in the foregoing paragraph, as well as limitation on financial and internal resources, management’s assessment of the effectiveness of our internal control over financial reporting had been substantially delayed, which in turn prohibited the Company’s independent registered public accounting firm, Stonefield Josephson, Inc., in performing its audit of management’s assessment of the effectiveness of internal control over financial reporting pursuant to SOX 404.

The Company has been advised by the SEC that the filing of the above mentioned disclaimer does not comply with the SEC’s rules and regulations under Section 404, and the SEC has further advised us that this noncompliance has resulted in the Company being in violation of Section 13(a) under the Securities Exchange Act of 1934.  Section 13(a) establishes the general requirement that public companies must file with the SEC, in accordance with such rules and regulations as the SEC may prescribe, such information, documents, and reports as the SEC may from time to time require for the protection of investors, including Form 10-Ks and 10-Qs.

During 2005, the Company has taken steps to comply with Section 404, as of December 31, 2005 including hiring independent consulting firms, Assurance Consulting 3 in January 2005 and Login Financial in July 2005, to assist the Company with its Section 404 compliance and to identify and propose remedial actions to address and mitigate deficiencies in internal controls over financial reporting. In addition, beginning July 2005 the Company has devoted additional internal resources including having an executive manager lead the SOX 404 compliance effort on a full time basis. Also, beginning August 2005, management allocated a consultant from Login Financial to our South Korean operations and re-evaluated our controls as well as implemented additional control procedures. The Company’s evaluation included revising our documentation, re-performing walkthroughs and re-testing our internal controls. In addition, on November 14, 2005 management hired an additional “Big 4” third party consultant who is experienced in the SOX 404 effort for companies operating in South Korea to address and mitigate material deficiencies during the fourth quarter of 2005 and into 2006. Even though the Company devoted these resources, considering the nature of the Company’s operations having substantial presence in South Korea in addition to the Company’s US operations in Texas and California as well as the amount of time, financial resources, complexity associated with Section 404 compliance, limited financial resources of the Company and management’s late start in identifying and documenting it’s internal controls, the Company’s auditors advised the Company and the Audit Committee of the Board of Directors that they believed it was highly unlikely that the Company’s management would be able to finish its testing and assessment of the Company’s internal controls in time for them to begin their testing of management’s assertions over internal controls by the end of fiscal year 2005 in accordance with the standards of Section 404.

In the ongoing process of making our assessment of internal control over financial reporting, management used the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Although our work is incomplete, as of the date of this quarterly report. of the various control procedures that we have documented, performed walkthroughs, and tested as of November 18, 2005, management has identified several control deficiencies, some of which have been determined to be material weaknesses in internal control over financial reporting as follows.

1.               Lack of adequate segregation of duties in the Company’s South Korean Operations in accounts receivable involving cash receipts, shipping, delivery of products and customer invoice reconciliations.

This deficiency resulted from the fact that the processes utilized at the Company’s Korean Operations were designed to meet certain Korean business practices whereby invoices are created once a month, the invoices are confirmed by the customer prior to being sent to and received by the customer, and payments of invoices are done only through wire transfers. As part of these Korean business practices,, “tax invoices” are generated by sellers of goods and are issued to customers as formal documents required by the Korean government to immediately document and report sales for income tax purposes.

Previously, these processes were handled by the accounting and sales departments in the Korean Operations, and to mitigate the risk of fraud or error, the Company relied on the fact that all invoices were confirmed with the customer prior to recognizing revenue, all cash receipts were received via wire transfer, and revenue accounts were reconciled by accounting on a monthly basis. Nevertheless, the Company’s former auditor has informed the Company that these processes lacked certain formal documentation and segregation of duties. To remediate these weaknesses, the Company implemented the following changes in its Korean Operations during November 2005

•                  Segregation of Duties: The tax invoices are now being created by a sales accountant, an individual who has dual duties in both Accounting and Sales in the Korean Operations, whereas previously, tax invoices were created by the Assistant Sales Manager responsible for delivery of the products to the customer. This segregation of the tax invoicing function from product deliveries is an additional control procedure to mitigate the risk of fraud or error.

•                  Sequential Documents:  The Company has created an internal, sequential invoice system tracked directly by the Company’s SAP system which summarizes the tax invoice created by the accounting department, delivery requisitions created by the production department, and the sales transaction report created by the sales department. This three-way matching system is an additional control to ensure that revenues are properly documented and reconciled at the end of each month.

•                  Additional Resources:  In November 2005, the Company began devoting additional internal resources to the Korean accounting department to segregate duties further. This included having (1) the sales accountant create all tax invoices as mentioned under “Segregation of Duties” above, (2) the Assistant Sales Manager reconcile the delivery requisitions maintained in the Production Department, and (3) the Accounting Department control vendor creation in the purchasing module of our SAP reporting system. In addition, the Company is currently conducting a search for an accountant for the Korean operations to further augment control procedures.

2.               Lack of adequate segregation of duties in the Company’s Coatings Division in Texas in order processing and invoicing.

The Company’s coatings business in Texas (the “Coatings Business”) is managed by two individuals, the Vice President of Coatings and the General Accountant. The accountant handles all of the “front end” processes, including purchase orders, sales orders, order fulfillment, and invoicing. To mitigate the risk of fraud or error, the Company previously relied on the fact that the “back end” processes for all orders (such as cash receipts, vendor management, customer management, collections, and review of the results of operations) are all handled by the Company’s corporate office. In addition, the Company also relied on the fact that all sales orders, inventory management, and order fulfillment are handled through the Company’s SAP system, which provides real-time monitoring and review.

Despite these measures, the Company’s former auditor concluded that the lack of segregation of duties in the Coatings Business constituted a material weakness in the Company’s internal controls over financial reporting. As a result, in September 2005, the Company instituted additional internal control procedures in its Coatings Business, including the following: (1) requiring that all orders be supported by a written purchase order containing the customer’s letterhead and address, the part number and description, and the signature of the purchaser with terms and conditions, (2) requiring that all 3rd party vendor “drop shipments” be supported by shipping documents faxed or mailed to the Company by the vendor, (3) periodically performing on-site audits of the accounting procedures at the Coating Business by the Company’s central corporate accounting group, the first of which has been performed in December 2005 and (4) hiring an additional Accounting Manager in December 2005 in the Corporate Accounting Group to further monitor the Coatings Business and other accounting functions.

3.               Lack of adequate controls and documentation in the Company’s South Korean Operations to evidence proper customer invoicing and revenue recognition in the proper period.

The measures taken to remedy the deficiency described in number 1 above also served to remediate this deficiency.

4.               Lack of progress in documenting, assessing and evaluating our internal controls in our South Korean Operations evidenced by aforementioned deficiencies of which remediations will need to be completed as of December 31, 2005.

The Company’s overall assessment of its internal controls, including documentation, walkthroughs, and testwork, commenced in February of 2005. Management believes that the Company’s assessment of its controls in its U.S. operations has been substantially completed in December 2005, although due to limited financial resources, the Company was unable to begin its assessment of its Korean Operations until mid-to late 2005. The Company identified and, beginning in August of 2005, retained a bi-lingual consultant from Login Financial to work in the Company’s Korean Operations on a full time basis to help with the SOX 404 compliance effort. In addition, to expedite the implementation process, the Company hired, in November 2005, an consultant from Price Waterhouse Coopers-Korea who is familiar with SOX 404 implementation for Korean companies. Nevertheless, the Company’s former auditor informed the Company that they believed that progress at the Korean Operations on the SOX 404 process has not been sufficient to enable the Company to complete the process in time for compliance. Although the disclosure in this paragraph may not be characterized as a material weakness in internal controls per se (but instead constitutes an update on the Company’s efforts regarding SOX 404 compliance), the Company has disclosed this information based on former auditor’s recommendation.

5.               Lack of controls over internal access to the Company’s SAP system of reporting by unauthorized users.

SAP is the Company’s global enterprise resource planning (ERP) software that handles the Company’s financial reporting on a real-time basis. Historically, access to SAP was controlled on an ad hoc basis by the Controller and the Vice President of Operations of the Company, and formal IT procedures for SAP administration were lacking. During September 2005, the Company hired an independent IT consultant specializing in SOX implementations specifically for the Company’s global IT cycle. The Company has substantially completed its assessment of IT system controls, including improving the Company’s internal access controls to its SAP system.

6.               Manual performance of numerous procedures that could be automated using current reporting systems.

Current manual procedures include (1) creating excel spreadsheet invoices to bill customers; (2) performing manual currency translations (“FX translation”) for financial reporting in U.S. dollars; and (3) using a manual purchase requisition system. While these procedures may be automated through modules in the SAP system, due to the significant financial investment necessary to automate these procedures in SAP, the Company is not able to automate these procedures at this time. However, beginning in August 2005, the Company implemented control procedures to mitigate risks associated with manual procedures including (1) requiring additional authorizations for all purchases, journal entries, and requisitions and (2) creating checklists for month end, customer/vendor creation, human resource filing, and revenue support to ensure propriety and completeness of the Company’s accounting records.

The Company has devoted significant amount of financial and internal resources during 2005 and early part of 2006 to ensure compliance with SOX 404, and on January 16, 2006, Company’s management believes that the Company has substantially completed its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005 in the fiscal 2005 annual report on Form 10-K. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

In general, the SEC has broad authority under the Securities Exchange Act of 1934 to institute investigations, to seek injunctions, to seek monetary penalties, and to otherwise pursue enforcement actions for violations of Section 13(a), including a failure to file a Form 10-K or for the omission of necessary statements in a Form 10-K. Therefore, a violation under Section 404 could potentially subject a company to these same investigations and penalties. Section 404 is a relatively new legal requirement, and there is very little precedent establishing the consequences or appropriate response to a public company’s failure to comply with Section 404. Accordingly, although the Company has discussed its Section 404 noncompliance for 2004 and 2005 with the SEC, the Company cannot predict what action, if any, the SEC may take against the Company as a result of a failure to be compliant with its obligations under Section 404.

Changes in internal controls. The Company has made various changes to the internal controls over financial reporting during the third quarter ended September 30, 2005. These material changes are described in paragraphs 2, 5, and 6 above under the caption “Update on Management’s Assessment of Internal Control Over Financial Reporting.” In addition the Company has previously disclosed as a material weakness a lack of adequate controls and monitoring of payroll process, as such function was outsourced to a third-party payroll processor that was not certified under SAS 70 (Type II). In August 2005, the Company remediated this weakness by retaining the services of ADP for payroll processing. ADP is certified under SAS 70 (Type II).

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

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: March 16, 2006	/s/ Ricardo Salas
Ricardo Salas
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2006	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)