Form 10-K
period 2005-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-03-16
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of each Class

Common Stock, .001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $49,763,593. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $1.93 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2005, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of June 30, 2005 is deemed to be an affiliate.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

Forward-Looking Statements

This annual report on Form 10-K of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s current expectations, estimates, forecasts, and projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or result. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that Liquidmetal Technologies, Inc.’s actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of this report entitled “Risk Factors” in Item 1A of this report as well as the following risks and uncertainties:

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

Item 1. Business

In this annual report on Form 10-K, unless the context indicates otherwise, references to “the Company”, “Liquidmetal Technologies”, “our Company”, “we”, “us”, and similar references refer to Liquidmetal Technologies, Inc. and its subsidiaries.

Overview

We are a materials technology company that develops and commercializes products made from amorphous alloys. Our Liquidmetal® family of alloys consists of a variety of proprietary coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop, manufacture, and sell products and components from bulk amorphous alloys to customers in various industries, and we also partner with third-party licensees such as Rawlings, Head, and Socket Communications and distributors such as Matech and LLPG to develop and commercialize bulk Liquidmetal alloy products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace. In addition to our bulk alloys, we market and sell a line of proprietary amorphous alloy-based industrial coatings under the Liquidmetal® ArmacorTM coatings brand.

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

Subsidiaries and Other Locations

We currently own and operate a manufacturing facility in Pyongtaek, South Korea, which became operational in the third quarter of 2002. This Korean subsidiary handles our Bulk Liquidmetal alloy business which includes market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment. We also opened a post processing facility in Weihai, China in the third quarter of 2004. This Chinese subsidiary facilitates our bulk alloy manufacturing business by handling most of our post manufacturing processes. Lastly, we operate a distribution warehouse division in Conroe, Texas to handle our Liquidmetal alloy industrial coatings which are used primarily as protective coatings for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.

Segments

In April 2002, we began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment. The expenses incurred by the bulk Liquidmetal alloy segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities. Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment. Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment.

Results of segment operations and assets are included in Note 19 to the Consolidated Financial Statements contained in this Form
10-K.

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

Processing Advantages

The processing of a material generally refers to how a material is shaped, formed, or combined with other materials to create a finished product. Bulk Liquidmetal alloys possess processing characteristics that we believe make them preferable to other materials in a wide variety of applications. In particular, our alloys are amenable to processing options that are similar in many respects to those associated with plastics. For example, we believe that bulk Liquidmetal alloys have superior net-shape casting capabilities as compared to high-strength crystalline metals and alloys. “Net-shape casting” is a type of casting that permits the creation of near-to-net shaped products that reduce costly post-cast processing or machining. Additionally, unlike most metals and alloys, our bulk Liquidmetal alloys are capable of being thermoplastically molded in bulk form. Thermoplastic molding consists of heating a solid piece of material until it is transformed into a moldable state, although at temperatures much lower than the melting temperature, and then introducing it into a mold to form near-to-net shaped products. Accordingly, thermoplastic molding can be beneficial and economical for net shape fabrication of high-strength products.

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

Applications for Liquidmetal Alloys

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

Components for Electronic Products

We produce components for electronic devices using our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these components in certain applications. Bulk Liquidmetal alloys can be used for various structural components of a cellular phone, including the shield, faceplate, hinge, hinge housings, back plate, side plates, brackets, and the cover on the phones. We initially targeted the electronic casings market because of its potential for high product volumes and branding opportunities; however, unpredictable customer adoption practices, short product model lives, processing limitations, and intense pricing pressures make it very challenging to compete in this high-volume market. Accordingly, we are currently limiting our focus in this market to higher-margin applications that have the potential to benefit from the unique performance characteristics of bulk Liquidmetal alloys. We continue to believe that the high strength-to-weight ratio and elastic limit of bulk Liquidmetal alloys enable the production of stronger and thinner electronic devices as compared to plastic, zinc, and magnesium, and we intend to focus on products that require these design and performance benefits.

Through our shipments to date, we have demonstrated that bulk Liquidmetal alloys can be used for structural components of cellular phones and other electronic devices. During 2004 and 2005, we shipped production quantities of cell phone components to Samsung Electronics Company and Vertu Limited, the luxury communication products subsidiary of Nokia, for inclusion in various cellular phone models.

Sporting Goods and Leisure Products

We are developing a variety of applications for Liquidmetal alloys in the sporting goods and leisure products area.

In the sporting goods industry, we believe that the high strength, hardness, and elasticity of our bulk alloys have the potential to enhance performance in a variety of products, and we further believe that many sporting goods products are conducive to our internal manufacturing strategy of focusing on high-margin products that meet our design criteria. Substantial opportunities also exist for our amorphous alloy coatings, powders and composites. In 2003, Rawlings Sporting Goods Company launched a new line of baseball and softball bats that utilize a Liquidmetal alloy coating, and HEAD NV Sport launched a new line of HEAD® Liquidmetal® tennis racquets that incorporates Liquidmetal alloy in composite form in their racquet design. In 2005, we have also launched goods that utilize Liquidmetal alloy including skis.

Other potential applications for our alloys in this industry include golf clubs, eyewear, fishing, hunting, and other sport products.

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

In order to accelerate the commercialization of Liquidmetal alloys in the jewelry and high-end luxury products market, in June 2003 we entered into a strategic licensing transaction with LLPG, Inc., a corporation headed by a former director of our company with ties to the Swiss jewelry and luxury goods market. While we have not generated revenues to date, under this agreement, LLPG was granted a 10-year exclusive worldwide license to manufacture and sell a variety of luxury goods, including watchcases and precious-metal jewelry, utilizing Liquidmetal alloys. Under the agreement, we are entitled to royalties over the life of the contract on all products produced and sold by LLPG.

Medical Devices

We are engaged in product development efforts relating to various medical devices that could be made from Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide a combination of performance and cost benefits that could make them a desirable replacement to incumbent materials, such as stainless steel and titanium, currently used in various medical device applications. Our ongoing emphasis in 2004 and 2005 has been on surgical instrument applications for Liquidmetal alloys. These include, but are not limited to, specialized blades, orthopedic instruments utilized for implant surgery procedures, dental devices, and general surgery devices. The potential value offered by our alloys is high performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape cast into components, thus reducing costs of secondary processing. The status of most components in the prototyping phase is subject to non-disclosure agreements with our customers.

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

Liquidmetal coatings have also been sold into the power generation industry specifically for the purpose of coating boiler tubes in coal-burning power plants in order to extend the lives of these boilers. Boiler tubes are subject to high heat, erosion, and corrosion and often require costly replacement, both in terms of replacement parts and length of downtime for installation. Additionally, residue build-up in boiler tubes of coal burning power plants creates operating inefficiencies. Historic performance and testing of Liquidmetal coatings have demonstrated that our coatings extend the life of these boiler tubes meaningfully beyond their current average life depending on the specific environment. In addition, our coatings have demonstrated the ability to reduce build-up of residue on boiler tubes, helping to improve the efficiencies of the boilers. Historically, we have not concentrated sales efforts on the boiler tube market in a substantial way. However, given the size of the market and potential opportunities for our coatings, we have recently dedicated greater effort to this area.

Defense Applications

We are working with the U.S. Department of Defense, as well as a variety of defense-related research and development agencies and large defense contractors, to develop various defense-related applications for Liquidmetal alloys. For example, we are currently developing prototype kinetic energy penetrator rods for use in armor-piercing ammunition systems. Kinetic energy penetrators, or KEPs, are armor piercing munitions that are currently made primarily from depleted uranium or tungsten alloys. Initial ballistic tests under the Liquidmetal KEP program have demonstrated that tungsten KEPs perform better whenever Liquidmetal alloy is combined with the tungsten to create a composite material. In August 2003, we signed a new $3.0 million research and development contract with the U.S. Army for the development of KEPs. Our strategy is to orient the KEP program toward future systems such as the Joint Strike Fighter program and the Army’s Future Combat System.

We also continue to work with a number of defense-related research and development agencies and large defense companies to identify additional military applications that may benefit from using Liquidmetal alloys. We believe that our alloys are well-positioned to capitalize on the trend toward lighter but stronger weapon systems in the U.S. military, and our strategy is to align ourselves with the largest and most significant players in this industry. Product development programs for defense applications are currently underway with several leading defense contractors, including Alliant Techsystems and General Dynamics.

Going Concern

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2005 and 2004 was $11.2 million and $12.7 million, respectively. In our audit reports on our financial statements for our fiscal years ended December 31, 2005 and 2004, our present and former auditors have included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our former and current auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.

Accordingly, we anticipate that we will need additional funding during the next 12 months and would seek to raise such funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be diluted.

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

Our Intellectual Property

Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 27 owned or licensed U.S. patents and numerous patent applications relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have purchased patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology acquired from Caltech through a license agreement (“Caltech License Agreement”) with Caltech. Under the Caltech license agreement, we have the exclusive worldwide right to make, use, and sell products from all of Caltech’s inventions, proprietary information, know-how, and other technology relating to amorphous alloys existing as of September 1, 2001. We also have an exclusive worldwide license to eleven issued patents and two patent applications held by Caltech relating to amorphous alloy technology, as well as all related foreign counterpart patents and patent applications. Of the patents currently issued to Caltech and licensed by us, the earliest expiration date is 2013 and the latest expiration date is 2021. Furthermore, the license agreement gives us the exclusive right to make, use, and sell products from substantially all amorphous alloy technology that is developed in Professor William Johnson’s Caltech laboratory during the period September 1, 2001 through August 31, 2005. All fees and other amounts payable by us for these rights and licenses have been paid in full, and no further royalties, license fees, or other amounts will be payable in the future under this license agreement.

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

Under the license agreement, we have the right to sublicense any of the licensed technology or patents. The license agreement also provides that Caltech reserves the right to use the licensed technology and patents for noncommercial educational and research purposes. The patents and patent applications that we license from Caltech relate primarily to the composition and processing of our alloys. The currently issued U.S. patents covered by the license agreement will expire between 2012 and 2013.

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

In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys, the composition of our coatings and powders, and the processing of our alloys. The patents relating to our coatings expire on various dates between 2006 and 2017, and the patents relating to our bulk amorphous alloys expire on various dates between 2013 and 2021. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

•                  Optimize Existing Alloys and Develop New Compositions. We believe that the primary technology driver of our business will continue to be our proprietary alloy compositions. We plan to continue research and development on new alloy compositions to generate a broader class of amorphous alloys with a wider range of specialized performance characteristics. During 2003 and continuing into 2005, we have successfully expanded our portfolio of bulk amorphous alloys to include additional zirconium-titanium alloys, as well as alloys based on other metals, such as iron, gold, and platinum. Although these various compositions are at different stages of development and only a few are currently suitable for commercial use, we believe that a larger alloy portfolio will enable us to increase the attractiveness of our alloys as an alternative to incumbent materials and, in certain cases, drive down product costs. We also believe that our ability to optimize our existing alloy compositions will enable us to better tailor our alloys to our customers’ specific application requirements.

•                  Develop New Applications. We will continue research and development of new applications for Liquidmetal alloys. We believe the range of potential applications will broaden by expanding the forms, compositions, and methods of processing of our alloys.

We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. Our internal research and development efforts are currently focused on product and process development. Our internal research and development efforts are conducted by a team of 15 scientists, engineers and researchers whom we either employ directly or engage as consultants. Included among this team are Professor William Johnson, who discovered our initial bulk amorphous alloy at Caltech in 1993, and his graduate student at the time, Atakan Peker, who is employed as our Vice President of Technology. Professor Johnson was an employee of our company from October 2001 through December 2003 and then became a consultant to the Company. Professor Johnson continues to be a member of our board of directors.

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

We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2005, 2004, and 2003 were $1.1 million, $1.5 million, and $8.8 million, respectively.

Manufacturing

We currently own and operate a 166,000 square foot manufacturing facility in Pyongtaek, South Korea, which became operational in the third quarter of 2002. We opened a 14,400 square foot facility in Weihai, China in August 2004 to facilitate our bulk alloy manufacturing business. We believe that these facilities will meet our anticipated manufacturing needs for the foreseeable future, although these needs may change depending upon the actual and forecasted orders we receive for our products. We currently intend to develop supplemental research and development, prototyping and manufacturing capabilities elsewhere, including the United States, for purposes of meeting our long-term manufacturing needs and our customers’ requirements. In December 2003, we entered into a license agreement with Florida Custom Mold, Inc., a Clearwater, Florida-based company that specializes in high-quality mold design and injection molding services, under which Florida Custom Mold is currently acting as a contract manufacturer to our company for purposes of producing prototypes of certain defense and medical products in the US.

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

Customers

During 2005, one customer accounted for 10% or more of our revenue from continuing operations. Revenues from Samsung represented 10% of revenues from continuing operation for the year ended 2005. During 2004, four customers accounted for 10% or more of our revenue from continuing operations. Revenues from Charm Tech and Pntel, both of which are direct suppliers to Samsung, represented 62% of revenue from continuing operations for the year ended 2004. Also, revenues from defense related contracts with the United States of America represented 10% and Growell Metal represented 12% of revenue from continuing operations for the year ended 2004. We expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even as our bulk Liquidmetal alloy business grows. During 2003, three customers accounted for 10% or more of our revenue from continuing operations. Revenue from Samsung represented 10% of revenue, revenue from LLPG, Inc. represented 12% and defense-related contracts with three departments of the United States of America represented 16% of revenue from continuing operations for the year ended December 31, 2003.

Competition

We are not aware of any other company or business that manufactures, markets, distributes, or sells bulk amorphous alloys or products made from bulk amorphous alloys. We believe it would be difficult to develop a competitive bulk amorphous alloy without infringing our patents. However, our bulk Liquidmetal alloys face competition from other materials, including metals, alloys, plastics and composites, which are currently used in the commercial applications that we pursue. For example, we face significant competition from plastics and zinc in our electronics components business, and titanium and composites will continue to be used widely in medical devices and sporting goods. Based on our experience with developing products for a variety of customers, we believe that the selection of materials by potential customers will continue to be product-specific in nature, with the decision for each product being driven primarily by the performance needs of the application and secondarily by cost considerations and design flexibility. Because of the relatively high strength of our alloys and the design flexibility of our process, we are most competitive when the customer is seeking a higher strength as well as greater design flexibility than currently available with other materials. However, if currently available materials, such as plastics, are strong enough for the application, our alloys are often not competitive those applications with respect to price. We also believe that our alloys are generally not competitive with the cost of some of the basic metals, such as steel, aluminum or copper, when such basic metals can be used in specific applications, but our alloys are generally more competitive with price on more exotic metals, such as titanium. Our alloys could also face competition from new materials that may be developed in the future, including new materials that could render our alloys obsolete.

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

Employees

As of December 31, 2005, we had 352 full-time employees. As of that date, 78 of our Korean operation employees were represented by a labor union. We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Environmental Law Compliance

Our manufacturing operations are subject to national, state, and local environmental laws in China, South Korea, and the United States. We believe that we are in material compliance with all applicable environmental regulations. While we continue to incur costs to comply with environmental regulations, we do not believe that such costs will have a material effect on our capital expenditures, earnings, or competitive position.

Item 1A. Risk Factors

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

We have incurred significant operating losses in the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2005, 2004, and 2003 was $11.2 million, $12.7 million and $33.6 million, respectively. We had an accumulated deficit of approximately $136.6 million at December 31, 2005. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued equipment manufacturing and retail golf businesses through December 31, 2005. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

We may require additional funding, which may not be available on favorable terms or at all.

Our future capital requirements will depend on the amount of cash generated by our operations. Our projections of cash flows from operations and, consequently, future cash needs are subject to substantial uncertainty. In addition, in our audit report on our financial statements for our fiscal years ended December 31, 2005 and 2004, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. Our operating plan is based on assumptions that are uncertain or otherwise subject to change. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we will need additional funds in the future to support our working capital requirements and for other purposes, and we anticipate that we will need to raise additional funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may not be able to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

We have a limited history of developing, manufacturing, and selling products made from our bulk amorphous alloys.

We have marketed and sold industrial coatings to distributors in the coatings industry since 1987. Prior to the third quarter of 2002, our experience selling products made from bulk amorphous alloys has been limited to our discontinued retail golf business, which had a different marketing strategy than the one we are currently employing. Therefore, we have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production basis. Furthermore, our ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.

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

Our business is based upon the commercialization of a new and unique materials technology. Our ability to increase our revenues will depend on our ability to successfully maintain and establish relationships with customers who are willing to incorporate our proprietary alloys and technology into their finished products. However, we believe that the size of our company and the newness of our technology and manufacturing process may continue to make it challenging to maintain and establish such relationships. In addition, we rely and will continue to rely to a large extent on the manufacturing, research, and development capabilities, as well as the marketing and distribution capabilities, of our customers in order to commercialize our products. Our future growth and success will depend in large part on our ability to enter into these relationships and the subsequent success of these relationships. If our products are selected for use in a customer’s products, we still may not realize significant revenue from that customer if that customer’s products are not commercially successful.

It may take significant time and cost for us to develop new customer relationships, which may delay our ability to generate additional revenue or achieve profitability.

Our ability to generate revenue from new customers is generally affected by the amount of time it takes for us to, among other things:

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

For the near future, we expect that a significant portion of our revenue will be concentrated in a limited number of customers. For example, for the year ended December 31, 2005, revenues from one customer, Samsung, represented approximately 10% of total revenue from continuing operations, and for the year ended December 31, 2004, revenue from two customers represented approximately 62% of total revenue from continuing operations, and for the year ended December 31, 2003, revenue from two customers represented approximately 26% of total revenue from continuing operations. Revenues from direct suppliers to Samsung represented approximately 14% and 62% of total revenues from continuing operations for the year ended December 31, 2005 and 2004, respectively. Also, revenues from defense related contracts with the United States of America represented 10%, and Growell Metal represented 12%, of revenue from continuing operations for the year ended 2004. A reduction, delay, or cancellation of orders from one or more of these customers or the loss of one or more customer relationships could significantly reduce our revenue. Unless we establish long-term sales arrangements with these customers, they will have the ability to reduce or discontinue their purchases of our products on short notice.

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

The future growth and success of our bulk amorphous alloy business will depend in part on our ability to establish and retain a technological advantage over other materials for our targeted applications. For many of our targeted applications, we will compete with manufacturers of similar products that use different materials. These different materials may include plastics, titanium alloys, or stainless steel, among others. For example, we have targeted the cellular phone component market as an application for bulk Liquidmetal alloys. In this market, we believe we will compete with other manufacturers of cellular phone components who use plastics or metal to construct their components. These other manufacturers may be able to manufacture their cellular phone components, particularly those made from plastics, at significantly less cost than our alloys. In other markets, we will compete directly with suppliers of the incumbent material. In addition, in each of our targeted markets, our success will depend in part on the ability of our customers to compete successfully in their respective markets. Thus, even if we are successful in replacing an incumbent material in a finished product, we will remain subject to the risk that our customer will not compete successfully in its own market.

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

Our business is based upon the commercialization of a new and unique materials technology. Our future growth and success will depend in part on our ability to retain key members of our management and scientific staff, who are familiar with this technology and the potential applications and markets for it. For example, as a result of their experience and knowledge of our alloy technology, we believe that our future growth and success will depend in large part on the efforts of John Kang, our Chairman of the board of directors, and Dr. Atakan Peker, our Vice President of Technology. We do not have “key man” or similar insurance on any of these individuals. If we lose their services or the services of other key personnel, our financial results or business prospects may be harmed. Additionally, our future growth and success will depend in part on our ability to attract, train, and retain scientific engineering, manufacturing, sales, marketing, and management personnel. We cannot be certain that we will be able to attract and retain the personnel necessary to manage our operations effectively. Competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. Moreover, the employment of non-citizens may be restricted by applicable immigration laws.

On December 15, 2005, an indictment naming as defendants ten former officers and directors of Medical Manager Corporation, including our Chairman, John Kang, was filed in the United States District Court for the District of South Carolina (Beaufort Division). Medical Manager Corporation was a publicly traded company in which Mr. Kang was formerly the President and Chief Executive Officer. Mr. Kang was charged in counts for conspiracy to commit securities fraud, conspiracy to commit mail fraud and conspiracy to launder money instruments relating to a series of acquisitions that were made by Medical Manager during the years 1996 through 2003, the accounting practices of Medical Manager during that time frame, and the filing of various financial statements during that time frame. Although the indictment is unrelated to Mr. Kang’s service as a director and officer of our company, Mr. Kang resigned as our President and Chief Executive Officer on December 30, 2005; however, he continues to serve as Chairman of the Board of our company and continues to work for the company on a full-time basis. Mr. Kang as pled “not guilty” to the indictment and plans to contest the charges vigorously. At this time, however, we cannot estimate the potential impact on our company, if any, that might result from these charges.

We may not be able to successfully identify, consummate, or integrate strategic partnerships.

As a part of our business strategy, we intend to pursue strategic partnering transactions that provide access to new technologies, products, markets, and manufacturing capabilities. These transactions could include licensing agreements, joint ventures, or even business combinations. We believe that these transactions will be particularly important to our future growth and success due to the size and resources of our company and the newness of our technology. For example, we may determine that we may need to license our technology to a larger manufacturer in order to penetrate a particular market. In addition, we may pursue transactions that will give us access to new technologies that are useful in connection with the composition, processing, or application of Liquidmetal alloys. We may not be able to successfully identify any potential strategic partnerships. Even if we do identify one or more potentially beneficial strategic partnering, we may not be able to consummate these transactions on favorable terms or obtain the benefits we anticipate from such a transaction.

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

We expect that we will continue to manufacture a substantial portion of our initial bulk Liquidmetal alloy products in our South Korean facility and derive a material portion of our revenues from customers in South Korea. For our fiscal years ended December 31, 2005, 2004, and 2003, approximately 31%, 54%, and 34% of our revenues came from customers located in South Korea, respectively. As a result, our manufacturing operations and financial results are subject to risks of political instability, including the risk of conflict between North Korea and South Korea and tensions between the United States and North Korea. In addition, we anticipate that the trend of foreign customers accounting for a significant portion of our total revenues may continue. Specifically, we expect to continue to derive a significant amount of revenue from sales to customers located in Asia. A downturn in the economies of Asian countries where our products will be sold, particularly South Korea’s economy, could materially harm our business.

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

•                  political and economic instability, including instability involving China and North Korea that may disrupt our operations in China and South Korea;

•                  potentially adverse tax consequences, which may reduce the profitability of products manufactured overseas or sold to overseas customers;

•                  burden of complying with complex foreign laws and treaties, which could limit our ability to conduct our business as contemplated in South Korea and China; and

•                  trade protection laws, policies, and measures and other regulatory requirements affecting trade and investment that could adversely affect the profitability of our South Korean and Chinese Operations, including loss or modification of exemptions for taxes and tariffs.

Moreover, customers may sell finished goods that incorporate our components and products outside of the United States, which exposes us indirectly to additional foreign commerce risks.

A substantial increase in the price or interruption in the supply of raw materials for our alloys could have an adverse effect on our profitability.

Our proprietary alloy compositions are comprised of many elements, all of which are available commodity products. Although we believe that each of these raw materials is currently readily available in sufficient quantities from multiple sources on commercially acceptable terms, if the prices of these materials substantially increases or there is an interruption in the supply of these materials, such increase or interruption could adversely affect our profitability. For example, if the price of one of the elements included in our alloys substantially increases, we may not be able to pass the price increase on to our customers.

Our business is subject to the potential adverse consequences of exchange rate fluctuations.

We expect to conduct business in various foreign currencies and will be exposed to market risk from changes in foreign currency exchange rates and interest rates. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenue derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase further. Moreover, as a result of operating a manufacturing facility in South Korea, a substantial portion of our costs are and will continue to be denominated in the South Korean won. Adverse changes in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. The average foreign exchange rates for the years ended December 31, 2005, 2004, and 2003 were 1,028, 1,151, and 1,195 South Korean Won to the U.S. dollar, respectively. The fluctuations in the exchange rates resulted in foreign currency translation gains of $0.3 million, $1.7 million, and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Caltech owns several issued United States patents covering the composition and method of manufacturing of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. The patents relating to our coatings expire on various dates between 2005 and 2022, and those relating to our bulk amorphous alloys between 2013 and 2025. If we are unable to protect our proprietary rights prior to the expiration of these patents, we may lose the advantage we have established as being the first to market bulk amorphous alloy products. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

As of December 31, 2005, our long-term debt was $15.1 million, including the current portion of such debt. Our long-term debt (including the current portion) includes the following:

•                  $2.8 million in principal outstanding under our Korean subsidiary’s loan from Kookmin Bank of South Korea;

•                  $2.4 million in principal outstanding under convertible notes issued in our August 19, 2004 private exchange; and

•                  $9.9 million in principal outstanding under convertible notes issued in our August 2, 2005 private placement.

Under our loan from Kookmin Bank, we are obligated to make equal monthly payments of principal and interest of $0.11 million each through the period ending in September 2007. Under our 6% Senior Secured Notes due July 2007 and 7% Senior Secured Notes due August 2007, we are required to make cash interest payments to the noteholders of $0.22 million per quarter until such notes are converted or paid. Unless such notes are converted, the $2.4 million in aggregate principal amount under our 6% Senior Secured Notes due July 2007 will become due in July 2007, provided that the holders of such notes may demand payment thereunder in July 2006. The $9.9 million in aggregate principal amount under our 7% Senior Secured Notes due August 2007 will become due in August 2007.

Our level of debt affects our operations in several important ways, including the following:

•                  a significant portion of our cash flow from operations is likely to be dedicated to the payment of the principal of and interest on our indebtedness;

•                  we may be unable to refinance our indebtedness on terms acceptable to us or at all;

•                  our cash flow may be insufficient to meet our required principal and interest payments; and

•                  we may be unable to obtain additional loans as a result of covenants and agreements with existing debt holders.

In addition, our convertible notes and related documents contain restrictive covenants pursuant to which we generally may not (i) incur any indebtedness that would be senior to, or on the same rank as, the convertible notes with respect to payment or security, (ii) grant any liens or security interests in any of our assets which serve as collateral for the convertible notes (which collateral consists of substantially all of our assets), (iii) with certain exceptions, sell any of the assets that constitute collateral for the notes, (iv) become a guarantor for a third-party’s obligation (other than guarantees in the ordinary course of business not in excess of $500,000 in the aggregate), (v) acquire any shares or securities of any other person or entity in excess of an aggregate of $1.0 million over any rolling 12-month period, (vi) purchase or otherwise acquire any assets in excess of an aggregate of $3.0 million over any rolling 12-month period, (vii) engage in any transaction resulting in the issuance to any person of more than 40% of the equity of our company, or (viii) engage in any merger or sale of all or substantially all of our business assets. These covenants may curtail our ability to raise capital in the future or otherwise restrict our ability to enter into a transaction that we believe would be in the best interest of our stockholders.

If we default on the convertible notes that we have issued, the noteholders may accelerate the amounts due under such notes and may foreclose on the security interests that secure the notes.

As of December 31, 2005, we had approximately $12.3 million in principal amount of convertible notes outstanding. Approximately $2.4 million in principal amount of convertible notes will become due in July 2007, with the balance becoming due in August 2007. Interest on our convertible notes is payable quarterly in cash. These notes are secured by substantially all of the assets of our company. We will be deemed to be in default under these notes if we fail to pay any principal or interest when it becomes due, and we will also be deemed to be in default if we breach any other material provision of our other agreements with the noteholders and we fail to cure such breach within thirty days of notice of default. Upon a default under these notes, the noteholders have the right to accelerate the maturity date of the notes and demand that they be immediately repaid by us. If we fail to pay such notes, either at maturity or upon acceleration, then the noteholders may elect to foreclose upon the assets securing the notes.

We have not complied with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal years ended December 31, 2005, and 2004.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although these requirements were first applicable to our annual report on Form 10-K for our fiscal year ending December 31, 2004, we were unable to comply with these requirements for such fiscal year. As disclosed in our amended Form 10-K filed with the SEC on May 10, 2005, the time and resources necessary to complete the restatement of prior periods’ financial statements delayed our ability to complete the internal documentation, assessment and evaluation of internal control over financial reporting, all of which are required to be undertaken to comply with Section 404 of SOX. This delay prevented our independent auditor from being able to satisfactorily complete a timely audit of our internal control over financial reporting as of December 31, 2004. As a result, investors may not be able to rely on our financial statements for the fiscal year ended December 31, 2004 and 2005.

Due to these delays, we and our independent auditor determined that it would not be possible to complete the management’s assessment and auditor’s audit of our internal controls over financial reporting as of December 31, 2004, and accordingly our independent auditor has issued a disclaimer of opinion with respect to our internal control over financial reporting as of December 31, 2004, and such disclaimer was filed with our amended Form 10-K filed on May 10, 2005. The filing of this disclaimer does not comply with the SEC’s rules and regulations under Section 404, and this noncompliance has resulted in us being in violation of Section 13(a) under the Securities Exchange Act of 1934. Section 13(a) establishes the general requirement that public companies must file with the SEC, in accordance with such rules and regulations as the SEC may prescribe, such information, documents, and reports as the SEC may from time to time require for the protection of investors, including Form 10-Ks and 10-Qs.

In general, the SEC has broad authority under the Securities Exchange Act of 1934 to institute investigations, to seek injunctions, to seek monetary penalties, and to otherwise pursue enforcement actions for violations of Section 13(a), including a failure to file a Form 10-K or for the omission of necessary statements in a Form 10-K. Therefore, a violation under Section 404 of SOX or Section 13(a) of the Securities Exchange Act of 1934 could potentially subject an issuer to these same investigations and penalties. Section 404 of SOX is a relatively new legal requirement, and there is very little precedent establishing the consequences or appropriate response to a public company’s failure to comply with Section 404. Accordingly, although we have discussed our Section 404 noncompliance with the SEC, we cannot predict what action, if any, the SEC may take against our company as a result of a failure to be compliant with our obligations under Section 404 of SOX or Section 13(a) of the Securities Exchange Act of 1934.

Effective December 27, 2005, the SEC announced final rulings on revisions to accelerated filer definition and deadlines for periodic reports. The ruling revised the definition of the term “accelerated filer” to permit an accelerated filer that has voting and non-voting common equity held by non-affiliates of less than $50 million to exit accelerated filer status at the end of the fiscal year in which its equity falls below $50 million and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. As of the fiscal year ended December 31, 2005, we are considered an accelerated filer and are required to comply with SOX 404 requirements for the 2005 fiscal year.

In addition to the foregoing, although our common stock was admitted to the OTC Bulletin Board for quotation on June 15, 2005, as a result of our noncompliance with Section 404 for our 2005 fiscal year, it may not have been appropriate for the OTC Bulletin Board to admit our common stock for quotation on June 15, 2005. Consequently, there is no assurance that our common stock will remain eligible for quotation on the OTC Bulletin Board.

The Company has devoted significant amount of financial and internal resources during 2005 and early part of 2006 to ensure compliance with SOX 404, and on January 16, 2006, Company’s management believes that the Company has substantially completed its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

We have identified material weaknesses in our internal control over financial reporting and have determined that our disclosure controls and procedures are not effective.

Our former independent auditors, Stonefield Josephson, Inc., have notified the Audit Committee of our Board of Directors that they believed there were reportable conditions during 2004 and 2005 which constituted material weaknesses in our internal controls. The following material weaknesses have been identified:

•                  Lack of adequate segregation of duties in our South Korean operations in accounts receivable involving cash receipts, shipping, delivery of products and customer invoice reconciliations.

•                  Lack of adequate segregation of duties in our Coatings Division in Texas in order processing and invoicing.

•                  Lack of adequate controls and documentation in our South Korean operations to evidence proper customer invoicing and revenue recognition in the proper period.

•                  Lack of progress in documenting, assessing and evaluating our internal controls in our South Korean operations.

•                  Lack of controls over internal access to our SAP system of reporting by unauthorized users.

•                  Manual performance of numerous procedures that could be automated using current reporting systems.

In addition to the foregoing, after a review of our operating results for the fiscal year ended December 31, 2004 and for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have determined that, as of each such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our management reached this conclusion based on the above-described material weaknesses.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We have in the past discovered, as described above, and may in the future discover, areas of our disclosure and internal controls that need improvement. We are in the process of addressing these issues to ensure that our internal control over financial reporting and disclosure controls and procedures are improved so as to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. If, however, we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

We cannot be certain that our efforts to improve the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. We will need to commit substantial resources, including substantial time from our management team’s accounting personnel and from external consultants, to implement and integrate into our organization improved disclosure controls and additional procedures generally and to improve systems to report financial information on a timely basis. Any failure or delay to develop or maintain effective controls, or difficulties encountered in their implementation or in other effective improvement of our internal and disclosure controls could materially harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a significant negative effect on the trading price of our securities.

The restatement of our 2003 and 2002 consolidated financial statements has had a material adverse impact on us.

We previously determined that our consolidated financial statements for the years ended December 31, 2003 and 2002, as described in more detail in Note 2 to our consolidated financial statements included in the form 10-K for the year ended December 31, 2003, filed on November 10, 2004, should be restated. As a result of this restatement, we have become subject to a number of additional risks and uncertainties.

•                  We incurred substantial unanticipated costs for accounting and legal fees in 2004 in connection with the restatement.

•                  Due to the time and resources necessary to complete the restatement, we and our independent auditor determined that it was not possible to complete the management’s assessment and auditor’s audit of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002, and, accordingly, our independent auditor issued a disclaimer of opinion with respect to our internal control over financial reporting for such year. Our failure to comply with these requirements has resulted in us being in violation of Section 13(a) of the Securities Exchange Act of 1934.

•                  The restatement has resulted in a series of stockholder class action and derivative lawsuits against us. See “Risk Factors — We are currently a defendant in several stockholder class-action lawsuits and derivative actions.”

We are currently a defendant in several stockholder class-action lawsuits and derivative actions.

We and certain of our present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ. John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold were appointed co-lead plaintiffs (the “Lead Plaintiffs”), but Mr. Mamanteo later withdrew. In September 2004, the five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action. The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005. The Amended Complaint alleges that the Prospectus issued in connection with our initial public offering in May 2002 contained material misrepresentations and omissions regarding our historical financial condition and regarding a personal stock transaction by our former chief executive officer. The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of our business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of our products to artificially inflate the value of our stock. The Amended Complaint seeks unspecified compensatory damages and other relief. We, along with other defendants, filed a Motion to Dismiss Plaintiffs’ Consolidated Amended Class Action Complaint in March 2005. The Motion to Dismiss was denied in December 2005, and the defendants served their Answer and Affirmative Defenses to the Consolidated Amended Class Action Complaint on December 16, 2005. The Lead Plaintiffs Motion for Class Certification is presently due April 2006. We intend to vigorously defend against the class action. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In addition to the above, certain of our present and former officers and directors, as well as the company as a nominal defendant, have been named in three shareholder derivative actions. Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et

al., Case No. 04CC00551, and Joseph Durgin, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California.  A third shareholder derivative complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T-23TBM. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal shareholder class action. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief.

The two shareholder derivative complaints in California state court have been consolidated. We, along with other defendants, have thrice succeeded in having the Plaintiffs’ complaints dismissed for their failure to adequately plead demand futility. Most recently, on September 15, 2005, we, along with other defendants, filed a demurrer to the Plaintiffs’ Consolidated Second Amended Shareholder Derivative Complaint dated August 16, 2005. In hearings on October 19, 2005, and January 20, 2006, the presiding judge sustained the demurrer, dismissing the second amended complaint but giving the plaintiffs until February 3, 2006, within which to serve a third amended complaint. The plaintiffs filed their Consolidated Third Amended Shareholder Derivative Complaint on February 3, 2006. We anticipate filing a demurer, seeking dismissal of the third amended complaint.

In the Florida derivative action, the Plaintiff filed a First Amended Shareholder Derivative Complaint on November 22, 2004. We, along with other defendants, filed a Motion to Dismiss in December 2004, to which the Plaintiff responded in opposition in February 2005. On January 20, 2006, the presiding judge granted our Motion to Dismiss, dismissing the complaint based upon the plaintiff’s failure to adequately plead futility. On February 17, 2006, the plaintiff filed its Notice of Appeal of the Court’s Order granting the Motion to Dismiss. We intend to vigorously defend against the derivative actions. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for public companies. As a result of these new rules and the size and limited resources of our company, we will incur additional costs associated with our public company reporting requirements, and we may not be able to comply with some of these new rules. For example, we have not been able to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our 2005 and 2004 fiscal years. In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and this could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

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

The existence of minority stockholders in our Liquidmetal Golf subsidiary creates potential for conflicts of interest.

We directly own 79% of the outstanding capital stock of Liquidmetal Golf, our subsidiary that has the exclusive right to commercialize out technology in the golf market. The remaining 21% of Liquidmetal Golf stock is owned by approximately 95 stockholders of record. As a result, conflicts of interest may develop between us and the minority stockholders of Liquidmetal Golf. To the extent that our officers and directors are also officers or directors of Liquidmetal Golf, matters may arise that place the fiduciary duties of these individuals in conflicting positions. John Kang, our Chairman, President, and Chief Executive Officer, is also director of Liquidmetal Golf. In addition, James Kang, Founder and Director, is also a director of Liquidmetal Golf.

Our stock price has experienced volatility and may continue to experience volatility.

During 2005, the highest bid price for our common stock was $2.85 per share, while the lowest bid price during that period was $0.64 per share. The trading price of our common stock could continue to fluctuate widely due to:

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

Our convertible notes and warrants contain anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing stockholders.

As of December 31, 2005, we had outstanding approximately $2.4 million in aggregate principal amount of July 2007 Notes with a conversion price of $1.00 per share and $9.9 million in aggregate principal amount of August 2007 Notes with a conversion price of $2.00 per share. We also had outstanding warrants to purchase up to 563,151 shares of our common stock at an exercise price of $2.73 per share and warrants to purchase an aggregate of 3,777,715 shares at an exercise price of $2.00 per share. Each of these notes and warrants contain weighted-average anti-dilution provisions whereby, if we issue shares in the future for consideration below such conversion or exercise prices, then (with certain exceptions, including the issuance of stock options) the conversion price for our convertible notes would automatically be reduced (allowing the holders of the notes to receive additional shares of common stock upon conversion) and the exercise price of the warrants would automatically be reduced. Further, the warrants from our outstanding convertible Notes and the beneficial conversion features of our August 2007 Notes have been accounted for as derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements in the future, then we may need to raise substantial additional funds in the future to support our working capital requirements and for other purposes. If shares of our common stock or securities convertible into or exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than the conversion and exercise prices of our convertible notes and warrants, then these anti-dilution provisions would be triggered, thus possibly causing substantial dilution to our then-existing stockholders if the notes are converted or the warrants are exercised. Further, subsequent sales of the shares in the public market could depress the market price of our stock by creating an excess in supply of shares for sale.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our businesses, and upon the completion of this offering, we do not anticipate paying any cash dividends on our capital stock for the foreseeable future. In addition, the terms of existing or any future debts may preclude us from paying dividends on our stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Antitakeover provisions of our certificate of incorporation and bylaws and provisions of applicable corporate law could delay or prevent a change of control that you may favor.

Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

•                  authorize our board of directors, without stockholder approval, to issue up to 10,000,000 shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent a takeover attempt;

•                  limit stockholders’ ability to call a special meeting of our stockholders;

•                  provide for a classified board of directors; and

•                  establish advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by stockholders at stockholder meetings.

The provisions described above could delay or make more difficult transactions involving a change in control of us or our management.

Item 1B. Unresolved Staff Comments

By a letter dated January 5, 2006, the Securities and Exchange Commission provided the following comments with respect to our Form l0-K/A for the fiscal year ended December 31, 2004 and Forms 10-Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

Form l0-K/A for the fiscal year ended December 31, 2004

General

1.               Please comply with the following comments in each of your Forms 10-Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005:

Item 9A. Controls and Procedures, page 3

2.               Amend the second paragraph to read that your evaluation of Disclosure Controls and Procedures was performed as of the end of the period covered by the report as required by Item 307 of Regulation S-K.

3.               We note the conclusions of your certifying officers in the second paragraph that your disclosure controls and procedures are not effective. The description of your disclosure controls and procedures appears to be based on the definition set forth in Rule 13a-15(e) under the Exchange Act. As described, however, the description does not fully conform to that definition. Please revise accordingly. Alternatively, you may state that your certifying officers concluded that your disclosure controls and procedures, as of the end of the period covered by the report, were not effective.

4.               We note the conclusions of your management regarding the effectiveness of your internal control over financial reporting. Please reconcile with the disclosure indicating that your management has not completed its assessment of your internal control over financial reporting.

5.               We note the disclosure in the fourth and fifth paragraphs and have the following comments:

•                  Please disclose when the material weaknesses began.

•                  Please disclose in greater detail the material weaknesses and their impact on your financial statements.

•                  Please disclose the specific steps you have taken to remediate the material weaknesses.

•                  Please disclose the identity of the independent consulting firm you have retained and disclose the findings of this consultant.

6.               Please disclose any changes in your internal control over financial reporting that occurred during the last fiscal quarter that was materially affected or is reasonably likely to materially affect your internal control over financial reporting. See Item 308(c) of Regulation S-K.

Exhibits 31.3 and 31.4

7.               Amend your December 31, 2004 certifications to include the missing two sections relating to internal control over financial reporting required for accelerated filers. Also please note that the certifying officers should not include their positions in the first line of the certification. Also amend your 2005 10-Q certifications to reflect the missing sections of the certifications relating to internal control over financial reporting. See Item 601(b)(31) of Regulation S-K.

Form 10-Q for the fiscal quarter ended September 30, 2005

Item 4. Controls and Procedures. page 34

8.               We note that the conclusion of your certifying officers in the third paragraph refers to the first quarter of 2005. Your certifying officers must assess the effectiveness of your disclosure controls and procedures as of the end of the period covered by the report in which the conclusion is stated. Please revise accordingly. See Item 307 of Regulation S-K.

9.               We note the disclosure under the heading “Changes In Internal Controls” on page 36. Please disclose in reasonable detail the changes that were made to your internal control over financial reporting.

As of the filing of this Form 10-K for the fiscal year ended December 31, 2005, the Company addressed the foregoing comments in Amendment No. 2 to the Form l0-K for the fiscal year ended December 31, 2004 and Forms 10-Q/A for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, all of which were filed on March 16, 2006.

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

On August 2004, we entered into a 3 year lease for a post-processing facility located in Weihai, China, which consists of approximately 14,400 square feet, to facilitate our bulk alloy manufacturing.

We currently expect that the foregoing facilities will meet our anticipated internal manufacturing, research, warehousing, and administrative needs for the foreseeable future.

Item 3. Legal Proceedings

We and certain of our present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ. John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold were appointed co-lead plaintiffs (the “Lead Plaintiffs”), but Mr. Mamanteo later withdrew. In September 2004, the five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action. The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005. The Amended Complaint alleges that the Prospectus issued in connection with our initial public offering in May 2002 contained material misrepresentations and omissions regarding our historical financial condition and regarding a personal stock transaction by our former chief executive officer. The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of our business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of our products to artificially inflate the value of our stock. The Amended Complaint seeks unspecified compensatory damages and other relief. We, along with other defendants, filed a Motion to Dismiss Plaintiffs’ Consolidated Amended Class Action Complaint in March 2005.  The Motion to Dismiss was denied in December 2005, and the defendants served their Answer and Affirmative Defenses to the Consolidated Amended Class Action Complaint on December 16, 2005.  The Lead Plaintiffs Motion for Class Certification is presently due April 2006.  We intend to vigorously defend against the class action. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In addition to the above, certain of our present and former officers and directors, as well as the company as a nominal defendant, have been named in three shareholder derivative actions. Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California.   A third shareholder derivative complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T-23TBM. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal shareholder class action. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief.

The two shareholder derivative complaints in California state court have been consolidated. We, along with other defendants, have thrice succeeded in having the Plaintiffs’ complaints dismissed for their failure to adequately plead demand futility.  Most recently, on September 15, 2005, we, along with other defendants, filed a demurrer to the Plaintiffs’ Consolidated Second Amended Shareholder Derivative Complaint dated August 16, 2005.  In hearings on October 19, 2005, and January 20, 2006, the presiding judge sustained the demurrer, dismissing the second amended complaint but giving the plaintiffs until February 3, 2006, within which to serve a third amended complaint.  The plaintiffs filed their Consolidated Third Amended Shareholder Derivative Complaint on February 3, 2006. We anticipate filing a demurer, seeking dismissal of the third amended complaint.

In the Florida derivative action, the Plaintiff filed a First Amended Shareholder Derivative Complaint on November 22, 2004.  We, along with other defendants, filed a Motion to Dismiss in December 2004, to which the Plaintiff responded in opposition in February 2005.  On January 20, 2006, the presiding judge granted our Motion to Dismiss, dismissing the complaint based upon the plaintiff’s failure to adequately plead futility.  On February 17, 2006, the plaintiff filed its Notice of Appeal of the Court’s Order granting the Motion to Dismiss.  We intend to vigorously defend against the derivative actions. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the Nasdaq OTC Bulletin Board under the symbol “LQMT.OB.”  From the period July 16, 2004 through June 14, 2005, we were delisted from the Nasdaq Stock Market and our common stock was quoted on the “pink sheets”. We were admitted for quotation on the Nasdaq’s OTC Bulletin Board on June 15, 2005. On March 16, 2006, the last reported sales price of our common stock was $1.45 per share. As of March 16, 2006, we had 247 record holders of our common stock.

The following table sets forth, on a per share basis, the range of high and low bid information for the shares of our common stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2005	High	Low
Fourth Quarter	$1.76	$0.64
Third Quarter	$2.15	$1.52
Second Quarter	$2.25	$1.28
First Quarter	$2.85	$1.10

2004	High	Low
Fourth Quarter	$4.00	$1.75
Third Quarter	$2.33	$0.71
Second Quarter	$3.68	$0.55
First Quarter	$4.52	$2.50

 We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance future growth.

Item 6. Selected Consolidated Financial Data

The following table shows our selected consolidated financial data as of and for the years ended December 31, 2001 through 2005. The selected consolidated financial data as of and for the years ended December 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements and related notes thereto include elsewhere in this annual report on Form 10-K and 2003 annual report on Form 10-K filed on November 10, 2004. The following information should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ and our Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.

These statements should be read in conjunction with restatement footnote 2 in the notes to consolidated financial statements in the fiscal 2003 annual report on Form 10-K filed on November 10, 2004, which reflects the restatements of prior year transactions.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
				(restated)	(restated)
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	16,365	$17,429	$13,658	$9,138	$3,882
Cost of sales	15,129	12,168	18,162	5,656	1,924
Gross Profit	1,236	(5,261)	(4,504)	3,482	1,958

Operating expenses:
Selling, general and administrative	8,534	11,591	17,729	13,099	5,239
Research and development	1,120	1,467	8,780	11,825	1,726
Impairment of goodwill	—	—	184	—	—
Impairment of long lived assets	4,487	—	2,684	—	—
Total operating expenses	14,141	13,058	29,377	24,924	6,965

Income (loss) before interest, other income, income taxes, minority interest and discontinued operations	(12,905)	(7,797)	(33,881)	(21,442)	(5,007)
Loss from extinguishments of debt	(1,247)	(1,663)	—	—	—
Change in value of warrants, net	3,985	747	—	—	—
Change in value of beneficial conversion feature	3,849	—	—	—	—
Other income	—	302	—	—	—
Interest expense, net	(4,928)	(3,566)	(86)	(603)	(1,095)
Gain on sale of marketable securities held-for-sale	—	—	1,178	832	—

Income (loss) before income taxes, minority interest and discontinued operations	(11,246)	(11,977)	(32,789)	(21,213)	(6,102)
Income taxes	—	—	—	—	—
Minority interest in loss of consolidated subsidiary	—	—	21	118	—

Income (loss) from continuing operations	(11,246)	(11,977)	(32,768)	(21,095)	(6,102)
Income (loss) from operations of discontinued operations, net	—	(749)	(964)	83	(5,973)
Gain (loss) from disposal of discontinued operations, net	—	—	127	1,556	(11,949)

Net loss	$(11,246)	$(12,726)	$(33,605)	$(19,456)	$(24,024)

Income (loss) per share from continuing operations – basic and diluted	$(0.27)	$(0.29)	$(0.79)	$(0.54)	$(0.18)

Weighted average common shares used to compute income (loss) per share from continuing operations – basic and diluted	41,833	41,610	41505	38,714	33,323

	As of December 31,
	2005	2004	2003	2002	2001
				(restated)	(restated)
	(in thousands, except per share data)

Consolidated Balance Sheet Data:

Cash and cash equivalents	$1,392	$742	$3,127	$25,058	$2,230
Working capital (deficiency)	(10,154)	(10,241)	(698)	25,812	(9,573)
Total assets	21,563	28,508	30,852	24,845	6,680
Long-term debt, including current portion, net of discount	7,681	8,609	4,047	—	2,988
Shareholders’ equity (deficiency)	(1,386)	8,860	16,163	50,599	(7,504)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in the conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-K.

This management’s discussion and analysis, as well as other sections of this report on Form 10-K, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Risk Factors” in Item 1A of this report and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

We are a materials technology company that develops and commercializes products made from amorphous alloys. Our Liquidmetal® family of alloys consists of a variety of proprietary coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop, manufacture, and sell products and components from bulk amorphous alloys to customers in various industries, and we also partner with third-party licensees such as Rawlings, Head, and Socket Communications and distributors such as Matech and LLPG to develop and commercialize bulk Liquidmetal alloy products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace. In addition to our bulk alloys, we market and sell a line of proprietary amorphous alloy-based industrial coatings under the Liquidmetal® ArmacorTM coatings brand.

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

We maintain certain of our raw material inventories in amounts in excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material. These inventories were classified as long-term inventory as of December 31, 2004. We have determined that its current and projected raw material requirements are not sufficient enough to warrant the use of such raw materials in the foreseeable future. As a result, we determined that the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, exceeded its fair value in the amount of $2.7 million during the fiscal year 2005.

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  Due to excess manufacturing capacity, the Company classified the equipment as idle equipment as of December 31, 2005 and 2004.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, we do not anticipate utilizing this equipment internally in the near future. As a result, we determined that the carrying value of idle equipment held by its subsidiary, Liquidmetal Korea, exceeded its fair value in the amount of $1.7 million during the second quarter of fiscal year 2005.

On August 4, 2004, we established a sub-assembly plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100 percent owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business. Weihai Liquidmetal is consolidated into Liquidmetal Technologies with all intercompany transactions eliminated.

In conjunction with the divestiture of our Dongyang and Taesung subsidiaries in March and June 2004, respectively, we decided to discontinue our equipment manufacturing business in order to conform our operations to our broader corporate business strategy. Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of our equipment manufacturing operations. The revenue, costs and expenses, assets and liabilities, and cash flows of the equipment manufacturing business were segregated in our financial statements.

Impairment of goodwill represents the write-down of the goodwill balance of Dongyang Yudoro (“Dongyang”), our 51% owned subsidiary in South Korea. During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in markets for its machinery products. These events, along with Dongyang’s operating cash flow losses and uncertainty surrounding its future cash flows, led us to evaluate our investment for recoverability as of December 31, 2003. As a result, we determined that the carrying value of our investment in Dongyang exceeded its fair value as of December 31, 2003 in the amount of $0.2 million. In March 2004, we sold our 51% investment in Dongyang to the 49% minority stockholder.

Impairment of Long-Lived Assets consists of a write-down of the building of our manufacturing facility in South Korea on the basis that the fair value of this building was determined to be less than the book value as of December 31, 2003. Our significant operational difficulties in 2003 along with our history of operating or cash flow losses and uncertainty surrounding our future cash flows, led us to evaluate our long-lived assets for recoverability as of December 31, 2003. As a result, we determined that the carrying value of our manufacturing plant in Pyongtaek, South Korea exceeded its fair value as of December 31, 2003 in the amount of $2.7 million. The fair value of the building was based on the average of two independent appraisals of the building obtained in the first quarter of 2004.

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

Results of Operations

Comparison of the years ended December 31, 2005 and 2004

Revenue. Revenue decreased to $16.4 million in the twelve months ended December 31, 2005 from $17.4 million in the twelve months ended December 31, 2004. The decrease included a $2.6 million decrease from restatement of revenues from 2003 to 2004 as part of our 2003 financial statement restatement which resulted in one-time recognition of revenues during the first quarter of 2004, and $0.9 million decrease from our research and development services related primarily to reduced activity from defense, leisure, and luxury goods applications during 2005. The decreases were offset by a $0.4 million increase in bulk alloy parts primarily to increased sales to sporting goods manufacturers and $1.9 million increase from sale of our coatings products from increased demand for drill pipe coatings during 2005.

Cost of Sales. Cost of sales increased to $15.1 million, or 92% of revenue, during the twelve months ended December 31, 2005 from $12.2 million, or 70% of revenue, in the twelve months ended December 31, 2004. The increase was a result of decreases in bulk Liquidmetal alloy business. Cost of sales as a percentage of revenue has increased as a result of ramp up of lower margin electronic casing and prototypes during the year. Further, significant portion of our manufacturing costs continue to remain fixed. We believe that higher manufacturing volumes and greater mix of higher margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product. However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $8.5 million, or 52% of revenue, in the twelve months ended December 31, 2005 from $11.6 million, or 67% of revenue, in the twelve months ended December 31, 2004. This decrease was primarily a result of decrease in professional and contracted services of $1.8 million, decrease in advertising and promotions expense of $0.2 million, decrease in bad debt expenses of $0.1 million, decrease in product warranty expense of $0.2 million, decrease in insurance costs of $0.6 million, and decrease in amortization and depreciation costs of $0.2 million. These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreased to $1.1 million, or 7% of revenue, in the twelve months ended December 31, 2005 from $1.5 million, or 8% of revenue, in the twelve months ended December 31, 2004. The decrease was primarily a result of decreases in salaries, wages and related expenses by $0.3 million and decrease in laboratory and prototyping expenses by $0.1 million. The decreases were a result of the Company focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs. The Company continues to perform research and development efforts on new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.

Impairment of Long Lived Assets. Impairment of long lived assets increased to $4.5 million, or 27% of revenue, for the twelve months ended December 31, 2005 from $0 for the twelve months ended December 31, 2004. Impairment expense represents primarily write-down of $2.7 million of raw materials considered to be long term inventory and $1.7 million of idle equipment. While we may use the excess raw materials beyond one year to fulfill future customer order, we have determined that our current capacity was not significant enough to warrant holding this inventory as a long term asset. Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering our current revenue, we do not anticipate utilizing this equipment internally in the near future. As such, we have reduced the carrying values of the excess raw material and idle equipment.

Loss from Extinguishments of Debt. Loss from extinguishments of debt decreased to $1.2 million, or 8% of revenue, for the twelve months ended December 31, 2005 from $1.7 million, or 10% of revenue, for the twelve months ended December 31, 2004. The $1.2 million loss from extinguishments of debt was recognized from the exchange of our 6%

Convertible Notes due 2006 in August 2005. The $1.7 million loss from extinguishments of debt was recognized from exchange of our 6% Senior Convertible Notes due March 2007 in August 2004.

Change in value of warrants, net. Change in value of warrants was a net gain of $4.0 million, or 24% of revenue, during the twelve months ended December 31, 2005 from the change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.

Change in value of beneficial conversion feature. Change in value of beneficial conversion feature was a gain of $3.8 million, or 24% of revenue, during the twelve months ended December 31, 2005 from the change in value of beneficial conversion feature liability from the senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price. There were no amounts recorded as change in value of beneficial conversion feature for the twelve months ended December 31, 2004.

Other Income. Other income was $0.3 million, or 2% of revenue, during the twelve months ended December 31, 2004 from certain stock transactions with John Kang, our Chairman, President, and Chief Executive Officer during 2002 (see Note 23). There were no amounts recorded as other income for the twelve months ended December 31, 2005.

Interest Expense. Interest expense was $4.9 million, or 30% of revenue, for the twelve months ended December 31, 2005 and was $3.6 million, or 21% of revenue, for the twelve months ended December 31, 2004. During each of the twelve months ended December 31, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, convertible debt funded on June 13, 2005, and senior convertible debt funded in August 9, 2005, as well as amortization of debt issuance costs and discount on the convertible debt. During 2005, $0.1 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non-payment of quarterly scheduled interest payments and $1.0 million of late registration penalty fee of our senior convertible debt was accrued as interest expense. The default interest and late registration penalty were paid as of December 31, 2005.

Interest Income. Interest income was $17 thousand for the twelve months ended December 31, 2005, and $37 thousand for the twelve months ended December 31, 2004 from interest earned on cash deposits.

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

Research and Development Expenses. Research and development expenses decreased to $1.5 million, or 8% of revenue, in the twelve months ended December 31, 2004 from $8.8 million, or 64% of revenue, in the twelve months ended December 31, 2003. The decrease was primarily a result of decreases in salaries, wages and the related expenses by $3.0 million, decrease in laboratory and prototyping expenses by $2.0 million, decrease in depreciation expense by $0.7 million, decrease in professional fees, consultant fees, and contract services by $0.6 million, decrease in research grants by $0.3 million, and decrease in travel related expenses by $0.2 million. The decreases were a result of the Company focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs. The Company continues to perform research and development efforts on new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.

Impairment of Goodwill. Impairment of goodwill was $0.2 million, or 1% of revenue, in the twelve months ended December 31, 2003. Impairment of goodwill represents the write-down of the goodwill balance of Dongyang Yudoro (“Dongyang”), our 51% owned subsidiary in South Korea. During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in the market for its machinery products. These events along with Dongyang’s operating, and cash flow losses, and uncertainty surrounding its future cash flows, led us to evaluate our investment for recoverability as of December 31, 2003. As a result, we determined that the carrying value of our investment in Dongyang exceeded its fair value as of December 31, 2003 in the amount of $0.2 million. In March 2004, we sold our 51% investment in Dongyang to the 49% minority shareholder (see Note 17). There was no impairment charge to goodwill in the twelve months ended December 31, 2004.

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

Interest Income. Interest income was $37 thousand for the twelve months ended December 31, 2004 for interest earned on certificate of deposits. Interest income was $0.3 million or 2% of revenue for the twelve months ended December 31, 2003 for interest earned on short-term, investment grade, interest-bearing securities.

Gain from Sale of Investment. In April 2003 we sold our remaining shares of Growell Metal Co., Ltd. that were purchased in July 2002. We recognized a $1.2 million gain on the sale of these shares during the twelve months ended December 31, 2003. There were no such gains in the twelve months ended December 31, 2004.

QUARTERLY RESULTS

The following information presents our unaudited quarterly operating results for 2005 and 2004. The data has been prepared by Liquidmetal Technologies, Inc. on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof. These operating results are not necessarily indicative of our future performance.

During the fourth quarter of 2005, although annual revenues decreased relative to 2004, we had an increase in revenue of $1.1 million compared to the third quarter due to increases in orders from our consumer electronics casings customers for Liquidmetal bulk alloy parts for cellular phone components and other consumer electronics casings, and increases in demand for Liquidmetal coatings products from the oil drilling industry. The increases in were a result of expanded sales and marketing efforts into various electronic components including sliding hinges, brackets and antenna. The Company experienced an increase gross profit of $0.3 million for the fourth quarter of 2005 from the third quarter due to increase in mix of higher margin products. Significant portion of our manufacturing costs continue to remain fixed. We believe that higher manufacturing volumes and greater mix of higher margin products in the future will cause the gross profit to improve over time. In addition, the company wrote-down $0.3 million of primarily raw material inventory considered to be long term as the carrying value of the inventory held as an impairment charge. While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future.

We have amended our third quarter financial statements originally filed on form 10-Q on December 1, 2005, to properly account for the beneficial conversion feature of the senior convertible notes issued in August 2005. Accounting for this feature resulted in a benefit of $1.0 million in our earnings from the change in value of beneficial conversion feature and an increase to interest expense of $0.1 million from additional amortization of debt discounts related to the revaluation of the beneficial conversion feature of the senior convertible debt issued in August 2005. In addition, the company wrote-down $0.8 million of primarily raw material inventory considered to be long term as the carrying value of the inventory held as an impairment charge. While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future.

Included in the second quarter of 2005 was an impairment charge for long lived assets of $3.4 million. Impairment charge represents write-down of $1.7 million of raw materials considered to be long term inventory and $1.7 million of idle equipment. While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future. Further, while we have marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment.

During the fourth quarter of 2004, although our revenues were comparable to prior year, we had a decrease in revenue of $2.1 million compared to the third quarter due to an unanticipated and temporary decrease in orders from one of our customers, Samsung. In addition, included in our fourth quarter cost of sales is a $0.4 million charge related to certain hinge finished goods used in Samsung’s cell phone models which were nearing its end of life. The Company experienced a gross loss of $0.4 million for the fourth quarter due to the one time charge of cost of sales and also due to the fact that our cost of sales from our Liquidmetal bulk alloy segment includes primarily fixed costs from our labor and equipment expenses.

These statements should be read in conjunction with restatement footnote 2 in the notes to consolidated financial statements in the fiscal 2003 annual report on Form 10-K filed on November 10, 2004, which reflects the restatements of prior year transactions.

	For the Three Months Ended
		Amended
Consolidated Statements of Operations Data:	12/31/05	9/30/05	6/30/05	3/31/05
	(In thousands, except per share data)

Revenue	$5,453	$4,342	$3,727	$2,843
Cost of sales	4,576	3,756	3,962	2,835

Gross (loss) profit	877	586	(235)	8

Operating expenses
Selling, general, and administrative	2,013	2,364	1,567	2,590
Research and development	314	196	213	397
Impairment of long lived assets	260	833	3,394	—
Total expenses	2,587	3,393	5,174	2,987

Loss from operations	(1,710)	(2,807)	(5,409)	(2,979)

Loss from exinguishments of debt	—	(1,247)	—	—
Change in value of warrants, net	2,840	1,112	(100)	133
Change in value of beneficial conversion feature	2,867	982	—	—
Interest expense	(1,489)	(1,290)	(909)	(1,257)
Interest income	3	7	1	6
Gain (loss) from continuing operations	2,511	(3,243)	(6,417)	(4,097)

Net loss	$2,511	$(3,243)	$(6,417)	$(4,097)

Other comprehensive loss
Foreign exchange translation gain (loss)	222	(306)	62	321
Comprehensive gain (loss)	2,733	(3,549)	(6,355)	(3,776)

Net loss per commoon share - basic and diluted:
Gain (loss) per share basic and diluted	$0.06	$(0.06)	$(0.15)	$(0.10)

Number of weighted average shares - basic and diluted	42,180	41,933	41,610	41,610

	For the Three Months Ended
Consolidated Statements of Operations Data:	12/31/04	9/30/04	6/30/04	3/31/04
	(In thousands, except per share data)

Revenue	$2,471	$4,615	$4,055	$6,288
Cost of sales	2,895	3,241	2,475	3,557
Gross profit (loss)	(424)	1,374	1,580	2,731
Operating expense:
Selling, general, and administrative	2,413	3,569	2,544	3,065
Research and development	407	374	345	341
Total operating expenses	2,820	3,943	2,889	3,406

Loss from operations	(3,244)	(2,569)	(1,309)	(675)
Loss on extinguishments of debt	—	(1,663)

Change in value of warrants, net	(99)	(434)	694	586
Other income (expense), net	—	302	—	—

Interest income (expense), net	(358)	(1,805)	(1,144)	(259)

Loss from operation before income taxes and discontinued operations	(3,701)	(6,169)	(1,759)	(348)

Income taxes	—	—	—	—

Loss from continuing operations	(3,701)	(6,169)	(1,759)	(348)

Loss from discontinued operations, net of tax	—	—	(356)	(393)

Net loss	$(3,701)	$(6,169)	$(2,115)	$(741)

Loss per share from continuing operations – basic and diluted	$(0.09)	$(0.15)	$(0.04)	$(0.01)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,610	41,610	41,610	41,610

LIQUIDITY AND CAPITAL RESOURCES

Our cash used for operating activities was $6.5 million for the year ended December 31, 2005. Our cash used for operating activities, including our discontinued equipment manufacturing operations, was $6.3 million for the year ended December 31, 2004. Our working deficit remained unchanged at $(10.2) million at December 31, 2005 and 2004 as our current assets and liabilities decreased by approximately $0.4 million. The Company’s current asset and liability decrease of approximately $0.4 million was primarily attributable to increase in cash and cash equivalents of $0.7 million, increase in trade accounts receivable of $0.7 million, decrease in current portion of long term debt of $4.6 million, decrease in current portion of other liabilities of $0.6 million, offset by an decrease in restricted cash of $0.8 million, decrease in inventories of $0.6 million, decrease in prepaid expenses and other current assets of $0.3 million, increase in accounts payable and accrued liability of $1.6 million, increase in settlement payable of $0.1 million, increase in deferred revenue of $0.4 million, increase in short-term debt of $0.6 million, increase in warrant liabilities of $1.2 million, and increase in beneficial conversion feature liabilities of $1.0 million.

Our cash used in investing activities was $0.3 million for the year ended December 31, 2005 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $7.1 million for the year ended December 31, 2005, which consists of $0.8 million in proceeds from restricted cash, $13.1 million in proceeds from convertible debt funded in June 2005 and senior convertible debt funded in August 2005, $0.2 million in proceeds from borrowings from our short term debt executed in March 2005, $4.4 million in proceeds from factoring agreement executed in April 2005, offset by $11.5 million on repayment of borrowings.

We anticipate that our capital expenditures will be approximately less than $0.5 million for the full year 2006 for the acquisition of furniture, fixtures, and other business equipment. This amount is subject to change, however, depending upon the nature and the amount of the product orders that we actually receive from customers.

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

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2005 and 2004 was $11.2 million and $12.7 million, respectively. In the audit report on our financial statements for our fiscal years ended December 31, 2005 and 2004, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months and would seek to raise such funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be diluted.

In March 1996, we entered into a distribution agreement whereby we granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal technology to certain Japanese sporting equipment companies. The third party paid us a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $0.8 million has not been refunded as of December 31, 2005, and we do not believe the third party is entitled to a refund. On March 28, 2003, the distribution agreement was terminated and we entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by our Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by our Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If, by March 28, 2006, we have not paid $0.4 million in commission payments, the balance between commissions paid and $0.4 million will be paid by April 30, 2006, thereby guaranteeing the third party a $0.4 million minimum payment during the term of the agreement. We will recognize the unearned distribution fee of $0.8 million as revenue proportionately with the payment of commissions under the letter agreement.

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

As of December 31, 2003, we used $70.7 million of net proceeds from the Offering. In 2002, we used approximately $7.8 million of the net proceeds from the Offering to repay all outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facility in South Korea, $14.3 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to production and sale of equipment used in the production process of Liquidmetal alloy products, and $0.3 million to purchase the 51% interest in our majority owned Dongyang subsidiary. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, which supplied a portion of the Liquidmetal alloy ingots used in our manufacturing operations in Korea. We have since sold such stock, realizing a gain on the sale. We used the remaining proceeds of $32.7 million for working capital in 2002 and 2003, excluding $2.1 million paid to Paul Azinger in 2002 and 2003 for amounts due under the terms of his terminated endorsement agreement with our discontinued retail golf operations.

Private Placements

On March 3, 2004, we sold $9.9 million of 6.0% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm that served as a financial advisor to our company for the transaction. The notes were convertible at any time into our common stock at a price of $3.00 per share. Investors in the private placement received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, originally exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants. In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction.

On August 19, 2004, we completed a private exchange offer for our March Notes. Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes were exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”), collectively referred to as “Exchange Notes”. In addition, we redeemed approximately $4.5 million of the March Notes in cash. The Exchange Notes were collateralized by certain patents owned by our company and a second priority mortgage interest in plant facilities and certain equipment at our plant in South Korea. The July 2005 Notes had a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes). The July 2007 Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share. Further, the exchange notes are convertible into Common Stock, at the option of our company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeded $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period. Holders of the July 2007 Notes also have the right to call for repayment of the July 2007 Notes prior to maturity at any time after the second anniversary of the completion of the exchange offer. A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—were amended to provide for an extended expiration date of March 1, 2006. The warrant exercise price is subject to price adjustment for anti-dilution purposes. As of October 1, 2005, the warrant price was determined to be exercisable at $2.73.

On June 13, 2005, we completed a private placement (the “June 2005 Private Placement”) of 10% Convertible Unsecured Notes Due June 13, 2006 in the aggregate principal amount of $3,250 (the “June 2006 Notes”), together with warrants to purchase up to an aggregate of 893,750 shares of our company’s common stock (the “Warrants”). The June 2006 Notes were unsecured and were due on the earlier of June 13, 2006 or the consummation of a follow-on equity or debt offering or restructuring transaction pursuant to which our company receives gross proceeds of at least $4,000.  Prior to maturity, the June 2006 Notes were interest-only, with interest payments due quarterly, at the rate of 10% per year.  If, within 120 days following the issue date of the June 2006 Notes, our company either failed to redeem the notes for the principal amount and accrued interest thereon or failed to close a “Qualified Financing,” then the June 2006 Notes would have been convertible at a conversion price equal to seventy five percent (75%) of the closing price of our company’s common stock on the first trading day immediately preceding the conversion date.  A “Qualified Financing “ was defined in the June 2006 Notes as any debt or equity financing of our company resulting in aggregate gross proceeds to our company of at least $5,000 and in which the holders of at least sixty percent (60%) of the aggregate principal amount of our company’s Long-Term Notes either (i) agree that the equity or debt securities to be issued in such financing shall be pari passu in order of payment to the July 2007 Notes held by them or (ii) exchange their July 2007 Notes for new securities in the financing transaction. We successfully completed a Qualified Financing on August 9, 2005, and the June 2006 Notes never became convertible.

On August 9, 2005, we completed a private placement (the “August 2005 Private Placement”) of $9,878 in principal amount of new 7% Convertible Secured Promissory Notes due August 2007 (the “Senior Notes”). The issuance consisted of $5,000 cash, exchange of $1,284 in principal amount of the July 2005 Notes, the exchange of $2,996 in principal amount of the June 2006 Notes, satisfaction of accrued interest and late registration fees in the amount of $589 on the July 2005 Notes, and satisfaction of accrued interest of $9 on the previously issued June 2006 Notes. The Senior Notes were issued pursuant to a Securities Purchase Agreement dated effective as of August 2, 2005 among the our company, the purchasers of the Senior Notes, and the holders of previously issued July 2005 Notes and June 2006 Notes. Interest payments on the Senior Notes are due quarterly, and failure to make timely interest payments will result in increase in interest rates to 14% per annum on the Senior Notes (“Default Rates”). As of September 30, 2005, we have made timely interest payments. The Senior Notes are convertible into shares of our common stock at $2.00 per share Pursuant to an Amended and Restated Security Agreement. The Senior Notes are secured by substantially all of our assets and rank senior to all other obligations of our company, other than the our loan with Kookmin Bank of South Korea (or any refinancing of such loan), the July 2007 Notes, purchase-money asset financing, trade creditors in the ordinary course of business, and any inventory or receivables-based credit facility that we may obtain in the future, provided that the amount of the credit facility does not exceed 50% of eligible inventory and 80% of eligible receivables. The Senior Notes will automatically convert into shares of our common stock if the common stock has an average closing price of more than $5.00 per share during 30 consecutive trading days. We also issued warrants to the purchasers of the Senior Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of our common stock, respectively, with an exercise price of $2.00 per share. The warrants will expire on August 2, 2010.

In connection with the August 2005 Private Placement, we entered into an amended and restated registration rights agreement with the holders of the July 2007 Notes, the holders of the August 2007 Notes, and the holders of the above-described outstanding warrants. This amended and restated registration rights agreement replaced all other registration rights agreements previously entered into by us in connection with the private sale by us of convertible notes and warrants. Under the amended and restated registration rights agreement, we are required to file a resale registration statement for the shares underlying all of our outstanding convertible notes and warrants, as described above, by October 31, 2005, to enable the resale of such shares by the selling stockholders on a delayed or continuous basis under Rule 415 of the Securities Act. We are then required to cause such registration statement to become effective within 60 days after we receive the first written comments on the registration statement from the SEC, or if the SEC notifies us that it will not review the registration statement, within five days after such notification. We will be subject to certain monetary penalties, as set forth in the registration rights agreement, if the registration statement is not filed or does not become effective on a timely basis. Specifically, if we do not file the registration statement on a timely basis, we will be obligated to pay a late filing fee to the selling stockholders in the amount of 3% of the warrant exercise price on each of the warrants held by them plus 3% of the principal amount of the outstanding notes held by them. This fee will be payable for each period of 30 business days that the filing of the registration statement is made past the required filing date, and the payments will be due 10 business days following the end of each 30-day period. If the registration statement has not been declared effective by the required effective date, we will be obligated to pay a monthly late registration fee to the selling stockholders in the amount of 2% of the aggregate warrant exercise prices and aggregate note principal amounts for the first 30 business days after the required effective date, and 1% for each 30-business day period thereafter until the registration statement is declared effective. Notwithstanding the foregoing, the late filing fees and late registration fees will not exceed 18% of the aggregate warrant exercise prices and aggregate note principal amounts.

Our convertible notes and related documents contain restrictive covenants pursuant to which we generally may not (i) incur any indebtedness that would be senior to, or on the same rank as, the convertible notes with respect to payment or security, (ii) grant any liens or security interests in any of our assets which serve as collateral for the convertible notes (which collateral consists of substantially all of our assets), (iii) with certain exceptions, sell any of the assets that constitute collateral for the notes, (iv) become a guarantor for a third-party’s obligation (other than guarantees in the ordinary course of business not in excess of $500,000 in the aggregate), (v) acquire any shares or securities of any other person or entity in excess of an aggregate of $1.0 million over any rolling 12-month period, (vi) purchase or otherwise acquire any assets in excess of an aggregate of $3.0 million over any rolling 12-month period, (vii) engage in any transaction resulting in the issuance to any person of more than 40% of the equity of our company, or (viii) engage in any merger or sale of all or substantially all of our business assets. These covenants may curtail our ability to raise capital in the future or otherwise restrict our ability to enter into a transaction that we believe would be in the best interest of our stockholders. We believe that we are currently in compliance with all such covenants. While there can be no assurances that we will be able to maintain compliance with these restrictive covenants in the future, if we violate these covenants and do not cure such violations within 30 days of written notice from the noteholders, the noteholders may demand payment in full our convertible notes, collect penalty interest, and exercise other remedies that are available under notes.

On December 6, 2005, we received a letter from a representative of the holders of the August 2007 Notes demanding the payment of a late filing fee by us for the period following October 31, 2005, but under the terms of the amended and restated registration rights agreement, we do not believe that we are obligated to pay any late filing fees unless and until we fail to file the registration statement by December 13, 2005, which is the last day of the first 30-business day period following October 31, 2005. The letter also stated that the letter was serving as a notice of default under the Senior Notes as a result of our failure to file a registration statement by October 31, 2005, although under the terms of the Senior Notes, we have thirty days after delivery of the letter in which to cure such default. On December 9, 2005, we filed the registration statement and have cured the default notice received on December 6, 2005.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our company’s obligations and commitments as of December 31, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations (1)	Total	> 1 year	1-3 Years	3-5 Years	After 5 years

Long-term debt (2)	$15,036	$1,343	$13,693	$—	$—
Short-term debt (3)	550	550	—	—	—
Capital lease obligation (3)	69	62	7	—	—
Operating leases and rents	1,223	706	439	78	—
Growell settlement payable (4)	3,331	3,331	—	—	—
Consulting services payable	78	78	—	—	—
Dongyang payable	11	11	—	—	—

	$20,298	$6,081	$14,139	$78	$—

(1)          Contractual cash obligations include Long-Term Debt comprised of $2,369 of Senior Convertible Notes issued in 2004, $9,878 of Convertible Notes issued in 2005, and $2,790 of Kookmin Notes, Short-Term Debt comprised of $550 advances received under factoring, loan, and security agreement, and future minimum lease payments under capital and operating leases, liabilities incurred from settlement with a former customer (Growell) and divesture of our equipment manufacturing business, and purchase commitments from a consultant.

(2)          Does not include interest payments of $1,623, un-amortized discounts for beneficial conversion feature and warrants, deferred issuance costs of $6,493 of our convertible notes.

(3)          Does not include minimum interest and fee payments of $30.

(4)          Includes imputed interest of $3.

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

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although these requirements were first applicable to our annual report on Form 10-K for our fiscal year ending December 31, 2004, we were unable to comply with these requirements for such fiscal year. As disclosed in our amended Form 10-K filed with the SEC on May 10, 2005, the time and resources necessary to complete the restatement of prior periods’ financial statements delayed our ability to complete the internal documentation, assessment and evaluation of internal control over financial reporting, all of which are required to be undertaken to comply with Section 404 of SOX. This delay prevented our independent auditor from being able to satisfactorily complete a timely audit of our internal control over financial reporting as of December 31, 2004.

Due to these delays, we and our independent auditor determined that it would not be possible to complete the management’s assessment and auditor’s audit of our internal controls over financial reporting as of December 31, 2004, and accordingly our independent auditor has issued a disclaimer of opinion with respect to our internal control over financial reporting as of December 31, 2004, and such disclaimer was filed with our amended Form 10-K filed on May 10, 2005. The filing of this disclaimer does not comply with the SEC’s rules and regulations under Section 404, and this noncompliance has resulted in us being in violation of Section 13(a) under the Securities Exchange Act of 1934. Section 13(a) establishes the general requirement that public companies must file with the SEC, in accordance with such rules and regulations as the SEC may prescribe, such information, documents, and reports as the SEC may from time to time require for the protection of investors, including Form 10-Ks and 10-Qs.

In general, the SEC has broad authority under the Securities Exchange Act of 1934 to institute investigations, to seek injunctions, to seek monetary penalties, and to otherwise pursue enforcement actions for violations of Section 13(a), including a failure to file a Form 10-K or for the omission of necessary statements in a Form 10-K. Therefore, a violation under Section 404 of SOX or Section 13(a) of the Securities Exchange Act of 1934 could potentially subject an issuer to these same investigations and penalties. Section 404 of SOX is a relatively new legal requirement, and there is very little precedent establishing the consequences or appropriate response to a public company’s failure to comply with Section 404. Accordingly, although we have discussed our Section 404 noncompliance with the SEC, we cannot predict what action, if any, the SEC may take against our company as a result of a failure to be compliant with our obligations under Section 404 of SOX or Section 13(a) of the Securities Exchange Act of 1934.

Effective December 27, 2005, the SEC announced final rulings on revisions to accelerated filer definition and deadlines for periodic reports. The ruling revised the definition of the term “accelerated filer” to permit an accelerated filer that has voting and non-voting common equity held by non-affiliates of less than $50 million to exit accelerated filer status at the end of the fiscal year in which its equity falls below $50 million and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. As of the fiscal year ended December 31, 2005, we are considered an accelerated filer and are required to comply with SOX 404 requirements for the 2005 fiscal year.

In addition to the foregoing, although our common stock was admitted to the OTC Bulletin Board for quotation on June 15, 2005, as a result of our noncompliance with Section 404 for our 2005 fiscal year, it may not have been appropriate for the OTC Bulletin Board to admit our common stock for quotation on June 15, 2005. Consequently, there is no assurance that our common stock will remain eligible for quotation on the OTC Bulletin Board.

The Company has devoted significant amount of financial and internal resources during 2005 and early part of 2006 to ensure compliance with SOX 404, and on January 16, 2006, Company’s management believes that the Company has substantially completed its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Issuers of convertible debt are required by Statement 133 to evaluate whether it is necessary to separate the “embedded” conversion feature from the debt contract and account for the conversion feature as if it were a separate derivative instrument. If the issuer determines that the embedded conversion feature would be classified in equity if it were a freestanding instrument, the conversion feature is not separated from the debt contract. EITF 00-19’s criteria must be applied to determine whether a conversion feature qualifies for equity classification, but it exempts a conversion feature embedded in a “conventional convertible debt instrument” from some of the criteria. EITF 05-2 requires convertible instruments that may be settled in a combination of cash or shares, e.g., those referred to as “Instrument C” in EITF 90-19, and instruments that may be convertible into a variable number of shares are not “conventional.”  As a result, nonconventional instruments would need to satisfy all requirements of EITF 00-19 to support a conclusion that the conversion feature does not require accounting separate from that for the debt contract. The adoption of this Issue resulted in recognition of the beneficial conversion feature from the senior convertible notes issued in August 2005 as liabilities of $1.0 million as of December 31, 2005 and a gain of $3.8 million from the change in fair value of beneficial conversion feature liabilities for the year ended December 31, 2005.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.   We do not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with no employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). Our company will adopt SAB 107 in connection with its adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. SFAS No. 123R is effective for our company in the quarter ending March 31, 2006. Upon adoption of SFAS 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. We are currently evaluating the transition methods, valuation methodologies and other assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately implemented by our company upon adoption of SFAS No. 123R. Although we have not yet fully quantified the impact this standard will have on our financial statements, it is likely that the adoption of SFAS No. 123R will have a material impact on our company’s financial position and results of operations. Stock-based Compensation under Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the year ended December 31, 2005 and 2004.

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

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153, and do not believe the impact will be significant to our company’s overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated the impact of the adoption of SFAS 151, and do not believe the impact will be significant to our company’s overall results of operations or financial position.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. We have evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and do not believe the impact will be significant to our company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of EITF 03-1.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

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

Foreign Exchange Rates. As a result of our manufacturing presence in South Korea, a substantial portion of our costs will be denominated in South Korean won. Consequently, fluctuations in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. Although we do not currently enter into foreign exchange hedge transactions, we may do so in the future as our business grows. Fluctuations in exchange rates resulted in foreign currency translation gains of $0.3 million, $1.7 million, and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are located in Consolidated Financial Statements in Item 15 of this report. The supplementary financial information required by this item is located under the caption “QUARTERLY RESULTS” in Item 7 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On May 6, 2004, Deloitte & Touche LLP (“Deloitte”), the Company’s independent auditors, notified the Company that they were resigning from the client-auditor relationship with the Company effective as of that date.

Deloitte was engaged by the Company to serve as the Company’s independent auditors for the fiscal year ended December 31, 2003. The reports of Deloitte with respect to the Company’s financial statements for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2003 and 2002 and the period from December 31, 2003 through the date of Deloitte’s resignation, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for such year.

The Company previously announced that it expected to restate revenues and results of operations for the third and fourth quarters of 2002 and the first quarter of 2003 in connection with the Company’s sales of alloy melting and casting equipment during such quarters to Growell Metal Co., Ltd., a South Korea metals processing company (“Growell”). The Company’s Audit Committee conducted an internal inquiry at the request of Deloitte into the Company’s transactions with Growell and found that the original revenue recognition on the Growell equipment sales did not take into account all relevant documentation relating to the transactions. The Company announced in January 2004 that it entered into a dispute settlement agreement with Growell to resolve various outstanding claims between the parties relating to the Company’s transactions with Growell.

In connection with the Audit Committee’s inquiry into the Growell equipment sales and dispute settlement, the Audit Committee also reviewed the facts and circumstances relating to a personal stock transaction between the Company’s CEO and Growell. In this transaction, as reported by the CEO, the CEO undertook a private sale of personal shares of the Company’s common stock to Growell in February 2002, prior to the Company’s initial public offering. As part of the inquiry, the CEO reported that this sale included a previously undisclosed personal agreement to ensure that the purchase price of the stock purchased by Growell would be at a thirty percent discount to the Company’s initial public offering price, and he also provided information regarding his fulfillment of this personal agreement.

As of May 6, 2004, certain details of the foregoing transactions had not been resolved to Deloitte’s satisfaction. As a result of the expected restatements and these unresolved issues, the Company’s previously issued financial statements for the year ended December 31, 2002 and Deloitte’s audit report thereon, as well as the Company’s quarterly financial statements for the third quarter of 2002 and the first, second, and third quarters of 2003 (and Deloitte’s related review reports thereon), should no longer be relied upon.

Deloitte communicated to the Company that it was unwilling to continue to rely on the representations of the Company’s CEO. Deloitte had also previously communicated to the Company that, in light of the facts and circumstances surrounding the expected restatement, there were material weaknesses in the Company’s internal accounting controls relating to the execution, administration, and accounting for contracts, particularly in the Company’s South Korean operations. The Company has taken and is continuing to take steps to improve these internal controls.

Other than the foregoing, none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company ended December 31, 2003 and 2002 or within the subsequent interim period through the date of Deloitte’s resignation.

The Company’s Audit Committee discussed with Deloitte the matters disclosed above regarding Deloitte’s resignation. The Company authorized Deloitte to respond fully to the inquiries of the Company’s successor accountant concerning the matters disclosed above.

On May 21, 2004, the Company’s Audit Committee appointed Stonefield Josephson, Inc. (“Stonefield”) as the Company’s independent auditors. During the two fiscal years prior to the engagement of Stonefield and through the date of the commencement of their engagement, the Company did not consult Stonefield regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Stonefield Josephson concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).  On November 23, 2005, Stonefield, the Company’s independent registered public accounting firm, notified the Company that Stonefield would resign as the Company’s independent registered public accounting firm upon the completion of Stonefield’s review of the Company’s interim unaudited financial statements as of and for the three and nine month periods ended September 30, 2005.  The Company’s interim unaudited financial statements as of and for the three and nine month periods ended September 30, 2005 were included in the Company’s report on Form 10-Q for the third quarter ended September 30, 2005 filed with the SEC on December 1, 2005, and the Company’s relationship with Stonefield was therefore effectively terminated as of December 1, 2005.

The reports of Stonefield with respect to the Company’s financial statements for the fiscal years ended December 31, 2003 and 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph regarding the Company’s ability to continue as a going concern contained in Stonefield’s report on the Company’s financial statements and for a disclaimer of opinion made by Stonefield with respect to the Company’s internal controls over financial reporting and the Company’s assessment of those controls as of December 31, 2004.

From May 21, 2004, the date Stonefield was appointed as the Company’s independent auditors, through the date of Stonefield’s resignation, there were no disagreements between the Company and Stonefield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stonefield, would have caused Stonefield to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for such years.

There were no “reportable events” as described under Item 304(a)(1)(v) of Regulation S-K occurring within the two most recent fiscal years of the Company ended December 31, 2004 and 2003 or within the subsequent interim period through the date of Stonefield’s resignation, except as follows:

Stonefield has advised the Company that there are material weaknesses in its internal controls, mainly related to internal controls of its South Korean operations.  Therefore, Stonefield has expanded the scope of its review of the interim unaudited financial statements as of and for the three and nine month periods ended September 30, 2005.  The material deficiencies in the Company’s internal controls over financial reporting include the following:

a)              Lack of adequate segregation of duties in the Company’s South Korean operations in accounts receivable, involving cash receipts, shipping, delivery of products, and customer invoice reconciliations;

b)             Lack of adequate segregation of duties in the Company’s Coatings Division in Texas in order processing and invoicing;

c)              Lack of adequate controls and documentation in the Company’s South Korean operations to evidence proper customer invoicing and revenue recognition in the proper period;

d)             Lack of progress in documenting, assessing and evaluating the Company’s internal controls in our South Korean Operations evidenced by aforementioned deficiencies of which remediations will need to be completed as of December 31, 2005.

e)              Lack of sufficient controls over internal access to the Company’s SAP system of reporting by unauthorized users; and

f)                The manual performance of numerous procedures that could be automated using current reporting systems;

In connection with the foregoing, Stonefield has also advised the Company that it believes that the Company has made insufficient progress in documenting, assessing, and evaluating the Company’s internal controls over financial reporting for purposes of timely complying with Section 404 of the Sarbanes-Oxley Act of 2002.

The Company’s Audit Committee has discussed with Stonefield the matters disclosed above regarding Stonefield’s resignation.  The Company has authorized Stonefield to respond fully to the inquiries of the Company’s successor accountant concerning the matters disclosed above.

Upon Stonefield’s resignation, the Company’s Audit Committee commenced an immediate search and on January 20, 2006, hired Choi Kim & Park LLP (“CKP”) as its new registered independent public accounting firm.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. During the course of the re-audit of our financial statements of Liquidmetal Technologies, Inc. (the “Company”) for the fiscal years ended December 31, 2001, 2002, and 2003, it was determined that revenues from certain sales made by the Company to various customers were either not recognized in the proper periods or should not have been recognized as revenue. It was also determined that compensation expense related to certain stock options granted in 2001 and 2002 were not calculated in accordance with generally accepted accounting principles under APB Opinion No. 25, SFAS No. 123, and EITF 00-23.  These determinations and the associated restatement of previously issued financial statements in the Form 10-K for the year ended December 31, 2003, filed on November 10, 2004, suggest that, at the time of the subject transactions and the preparation of our financial statements for the relevant periods, the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) were ineffective as of the end of the period covered by such Form 10-K.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K as of the Company’s fiscal year-ended December 31, 2004. SOX 404 also requires the public accounting firm auditing a public company’s financial statements to attest and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although these requirements were first applicable to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, the Company did not comply with these requirements for such fiscal year as described in the following paragraphs. Therefore, the Company’s former independent registered public accounting firm, Stonefield Josephson, Inc. issued a disclaimer of opinion with respect to the Company’s internal control over financial reporting as of December 31, 2004, and such disclaimer was filed with the Company’s amended Form 10-K filed on May 10, 2005.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2005, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures, as of December 31, 2005, were not effective.  This determination was based primarily on the material weaknesses in internal controls over financial reporting identified below.

Update on Management’s Assessment of Internal Control Over Financial Reporting. The time and resources committed to the restatement of prior periods’ financial statements as aforementioned delayed management in commencing and completing its documentation, assessment and evaluation of internal control over financial reporting. Due to the issues described in the foregoing paragraph, as well as limitation on financial and internal resources, management’s assessment of the effectiveness of our internal control over financial reporting had been substantially delayed, which in turn prohibited the Company’s former independent registered public accounting firm, Stonefield Josephson, Inc., in performing its audit of management’s assessment of the effectiveness of internal control over financial reporting pursuant to SOX 404 as of December 31, 2004.

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

During 2005, the Company has taken steps to comply with Section 404, including hiring independent consulting firms, Assurance Consulting 3 in January 2005 and Login Financial in July 2005, to assist the Company with its Section 404 compliance and to identify and propose remedial actions to address and mitigate deficiencies in internal controls over financial reporting. In addition, beginning July 2005 the Company has devoted additional internal resources including having an executive manager lead the SOX 404 compliance effort on a full time basis. Also, beginning August 2005, management allocated a consultant from Login Financial to our South Korean operations and re-evaluated our controls as well as implemented additional control procedures. The Company’s evaluation included revising our documentation, re-performing walkthroughs and re-testing our internal controls. In addition, on

November 14, 2005 management hired an additional “Big 4” third party consultant who is experienced in the SOX 404 effort for companies operating in South Korea to address and mitigate material deficiencies during the fourth quarter of 2005 and into 2006. Even though the Company devoted these resources, considering the nature of the Company’s operations having substantial presence in South Korea in addition to the Company’s US operations in Texas and California as well as the amount of time, financial resources, complexity associated with Section 404 compliance, limited financial resources of the Company and management’s late start in identifying and documenting it’s internal controls, the Company’s auditors advised the Company and the Audit Committee of the Board of Directors that they believed it was highly unlikely that the Company’s management would be able to finish its testing and assessment of the Company’s internal controls in time for Stonefield to begin its testing of management’s assertions over internal controls by the end of fiscal year 2005 in accordance with the standards of Section 404.

In the ongoing process of making our assessment of internal control over financial reporting, management used the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Of the various control procedures that we have documented, performed walkthroughs, and tested as of December 31, 2005, management has identified several control deficiencies, some of which have been determined to be material weaknesses in internal control over financial reporting as follows.

1.     Lack of adequate segregation of duties in the Company’s South Korean Operations in accounts receivable involving cash receipts, shipping, delivery of products and customer invoice reconciliations:

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

2.     Lack of adequate segregation of duties in the Company’s Coatings Division in Texas in order processing and invoicing:

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

3.     Lack of adequate controls and documentation in the Company’s South Korean Operations to evidence proper customer invoicing and revenue recognition in the proper period:

The measures taken to remedy the deficiency described in number 1 above also served to remediate this deficiency.

4.     Lack of progress in documenting, assessing and evaluating our internal controls in our South Korean Operations evidenced by aforementioned deficiencies of which remediations will need to be completed as of December 31, 2005:

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

Current manual procedures include (1) creating excel spreadsheet invoices to bill customers; (2) performing manual currency translations (“FX Translation”) for financial reporting in U.S. dollars; and (3) using a manual purchase requisition system.  While these procedures may be automated through modules in the SAP system, due to the significant financial investment necessary to automate these procedures in SAP, the Company is not able to automate these procedures at this time.  However, beginning in August 2005, the Company implemented control procedures to mitigate risks associated with manual procedures including

(1) requiring additional authorizations fro all purchases, journal entries, and requisitions and (2) creating checklists for month end, customer/vendor creation, human resource filing, and revenue support to ensure propriety and completeness of the Company’s accounting records.

The Company has devoted a significant amount of financial and internal resources during 2005 and early part of 2006 to pursue compliance with SOX 404, and on January 16, 2006, Company’s management believes that the Company had substantially completed its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

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

Changes in internal controls. The Company has made significant changes to the internal controls over financial reporting during 2005. These material changes are described in paragraph 2, 5, and 6 above under the caption “Update on Management’s Assessment of Internal Control Over Financial Reporting.”  In addition, the company has previously disclosed as a material weakness a lack of adequate controls and monitoring of payroll process, as such function was outsourced to a third-party payroll processor that was not certified under SAS 70 (Type II).  In August 2005, the Company remediated this weakness by retaining the services of ADP for payroll processing.  ADP is certified under SAS 70 (Type II).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We were engaged to audit management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Liquidmetal Technologies, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Liquidmetal Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has not completed its assessment of internal control over financial reporting, which has prevented us from being able to satisfactorily complete an audit of the Company’s internal control over financial reporting.   However, management has identified the following material weaknesses during their assessment:  lack of adequate segregation of duties in accounts receivable involving cash receipts, shipping, delivery of products, and invoice reconciliations, as well as in order processing and invoicing; lack of documentation of authorization of transactions; manual performance of numerous procedures that could be automated using current reporting systems; material adjustments to the accounting records and financial statements as of and for the year ended December 31, 2005 that were not initially identified by the Company’s internal control over financial reporting; and the Company had inadequate controls related to timely performance of its assessment of internal control over financial reporting.   The existence of one or more material weaknesses as of December 31, 2005 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date.  These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Liquidmetal Technologies, Inc. and our report dated February 23, 2006 expressed an unqualified opinion including an explanatory paragraph on the Company’s ability to continue as a going concern.

/s/ Choi, Kim & Park, LLP

Choi, Kim & Park, LLP Los Angeles, California
March 14, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is a table identifying our current directors and executive officers as of December 31, 2005:

Name	Age	Position

John Kang	42	Chairman of the Board

Ricardo Salas	41	President & Chief Executive Officer, and Director

James Kang	45	Director and Founder

William Johnson, Ph.D.	56	Director

Dean Tanella	45	Director (Audit Committee Chairman)

Robert Biehl	61	Director

CK Cho	50	Director

Young Ham	36	Chief Financial Officer

John Kang was re-elected as Chairman of our Board of Directors in August 2003. Mr. Kang has been a director of our Company since 1994. From December 1994 to June 2001, he served as Chairman of our Board of Directors in various capacities. From June 2001 until December 30, 2005, Mr. Kang had served variously as our Chief Executive Officer and President. From July 1996 to September 2000, Mr. Kang served variously as Chief Executive Officer, President, and a director of Medical Manager Corporation, a public company traded on the Nasdaq National Market until its sale in September 2000 to WebMD Corporation. From 1988 to 1995, he was Chairman of the board of directors of Clayton Group, Inc., a private company engaged in the distribution of waterworks equipment. Mr. Kang received a B.A. degree in Economics from Harvard College in 1985. Mr. Kang is the brother of James Kang, one of our directors. On December 15, 2005, an indictment naming as defendants ten former officers and directs of Medical Manager Corporation, including Mr. Kang, was filed in the United States District Court for the District of South Carolina (Beaufort Division). The indictment includes counts for conspiracy, conspiracy to launder money instruments, and money laundering relating to a series of acquisitions that were made by Medical Manager during the years the years 1996 through 2003, the accounting practices of Medical Manager during that time frame, and the filing of various financial statements during that time frame. The indictment is unrelated to Mr. Kang’s service as a director and officer of our company. Mr. Kang resigned as our President and Chief Executive Officer on December 30, 2005, although he continues to serves as Chairman of the Board of our company and continues to work for our company on a full-time basis.

Ricardo Salas was elected as a director by the Board of Directors on December 30, 2005 to fill the vacancy created by Mr. Addonisio’s resignation. Also on December 30, 2005, Mr. Salas was elected as President and Chief Executive Officer of the Company. Mr. Salas previously served as a Board member of the Company from April 1995 to May 2003. From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry, and he continues to serve as Chairman of iLIANT. From 1987 through 2004, he was Vice President of J. Holdsworth Capital Ltd., a private investment firm. As an officer of J. Holdsworth Capital Ltd., Mr. Salas held positions in various investments including Medical Manager Corporation as a vice president between June 1999 and January 2000, National Medical Systems, Inc. as vice president between April 1994 and February 1997, and Uni Flange Corporation as vice president between June 1989 and June 1994. He currently serves as a director of VillageEDOCS, a provider of business information delivery services and products. Mr. Salas received a B.A. degree in Economics from Harvard College in 1986.

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

Dean Tanella was elected as a director in February 2004. Mr. Tanella is a 20-year veteran of the institutional investment business and has worked for such leading firms as Raymond James & Associates, CS First Boston Corp., Adams Harkness & Hill, Drexel Burnham Lanbert, Inc., Kidder Peabody & Co. and the Vanguard Group. Since 1999, Mr. Tanella has served as President of Safe Harbor Capital, LLC and, since 2003, as President of HarborLight Capital, LLC, both of which are private investment firms. Mr. Tanella received his bachelors degree from Princeton University and his MBA from the Harvard Graduate School of Business Administration. In December 2004, Mr. Tanella was also named Executive Vice President – Capital Markets Group and a member of the Board of Directors at GunnAllen Financial Inc., a leading independent brokerage firm headquartered in Tampa, Florida.

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

CK Cho was elected as a director in January 2005. Mr. Cho has over 18 years of experience with Samsung Electronics and managed over $700 million annual procurement budget responsible for semi-conductor and telecommunication equipment and other electronic components. He also served as CEO and President of Winvest Venture Partners Inc. and is currently serving as President and CEO of ATIC, an IT Venture Capital Company based in Korea. Mr. Cho received his bachelors degree majoring in Business Administration and Material Sciences from the Korea University of Seoul.

Young Ham has been our Chief Financial Officer since April 2005, prior to which he served as the CFO of the Asian operation in 2004. Prior to joining Liquidmetal, he served as President and Chief Consultant of Dime Financial Advisory based in Seoul, Korea from November 1999 through July 2003. In addition, Mr. Ham was a founding partner for Hanmi Accounting Corporation in South Korea since July 2003 where he provided accounting and consulting services to multi-national corporations. Mr. Ham was also the Chief Internal Auditor and Financial Advisor to Answer International Asia Inc. and Director of Dongyang Economy Research Institute. Financial advisory and management consulting clients have included, Nextel Co., Ltd, Korea Masterbuilders, Korea Spoland Co., Ltd.. Tax and legal service clients range from Hyundai Merchant Marine to the Korea National Oil Company. An M.B.A. graduate student of Seoul National University in 1994, Young Ham is a CPA in both the United States and Seoul, South Korea.

Change in Principal Financial Officer

On April 15, 2005, Tony Chung resigned as our Vice President of Finance and ceased to be our principal financial officer. On the same day, our board elected Young Ham to serve as our Chief Financial Officer and become our company’s principal financial officer. Mr. Chung continues to serve our company as Vice President of Legal and Administration. Additional information regarding Mr. Ham is set forth above in this Item 10.

BOARD OF DIRECTORS

Terms of Directors

Our board of directors is divided into three classes (designated “CLASS I,” “CLASS II,” and “CLASS III”), as nearly equal in number as possible, with each class serving three-year terms expiring at the third annual meeting of stockholders after their elections or until their respective successors have been elected and qualified. CLASS I currently consist of the following directors whose term is scheduled to expire at the 2005 annual meeting of stockholders: John Kang, William Johnson, and Robert Biehl. CLASS II currently consists of the following directors whose term is scheduled to expire at the 2006 annual meeting of stockholders:  Dean Tanella and CK Cho. CLASS III currently consists of the following directors whose term will expire at the 2007 annual meeting of stockholders:  James Kang and Rick Salas.

Audit Committee

Our board of directors has an Audit Committee that is currently comprised of Mr. Tanella, who has assumed the role of Audit Committee Chairman since Mr. Addonisio’s resignation, and Mr. Biehl.  The Audit Committee is responsible for reviewing the independence, qualifications, and activities of our independent certified accountants and our financial policies, control procedures, and accounting staff.  The Audit Committee is also responsible for the review of transactions between us and any officer, director, or entity in which an officer or director of our company has a material interest.  Our board of directors has determined that Mr. Tanella qualifies as “audit committee financial expert” as defined by the regulations of the Securities and Exchange Commission.   In addition, our board of directors has determined that Mr. Tanella is an “independent” director within the meaning of Rule 10A-3(b)(i) under the Securities Exchange Act of 1934. The Audit Committee is governed by a written charter approved by the board of directors.

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

Corporate Governance and Nominating Committee

A Corporate Governance and Nominating Committee (“the Committee”) was formed on February 18, 2003, and is comprised of Mr. Tanella and Mr. Biehl.  All members of the Committee are “independent directors,” as defined by the rules applicable to members of the Committee. The Committee is generally responsible for adopting policies, procedures, and practices designed to help ensure that our corporate governance policies, procedures, and practices continue to assist the board and our management in effectively and efficiently promoting the best interests of our stockholders. The Committee is also responsible for selecting and recommending for approval by the Board and the Company’s stockholders a slate of director nominees for election at each of the Company’s annual meetings of stockholders, and otherwise for determining the Board committee members and chairmen, subject to Board ratification, as well as recommending to the Board director nominees to fill vacancies or new positions on the Board or its committees that may occur or be created from time to time, all in accordance with the Company’s Bylaws and applicable law.

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

Code of Ethics

Our board of directors has adopted a Code of Ethics that is applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is attached as Exhibit 14 to our Annual Report on Form 10-K filed on November 10, 2004. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. You may also request a copy of the Code by sending the request to information@liquidmetal.com.

BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

During the years ended December 31, 2004 and 2005, our executive officers and directors filed with the Securities and Exchange Commission on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them, except that John Kang, Chairman, disposed of 188,700 shares during various dates in 2004 and 207,520 during various dates in 2005 as gifts to various individuals and organizations and James Kang, Director and Founder, disposed of 67,320 shares on January 5, 2004 and 200,000 shares on November 23, 2005 as gifts to various individuals and organization. These disposals were reported in John Kang’s Form 5 filed of February 17, 2005 and February 14, 2006 and James Kang’s Form 4 filed on January 28, 2005 and Form 5 filed on February 17, 2006.

Item 11. Executive Compensation

The following table sets forth certain information regarding compensation paid by us for each of our last three years to our Chief Executive Officer and each of our other executive officers as of December 31, 2005 (collectively, the “named executive officers”).

					Long-Term Compensation
	Annual Compensation				Shares
Name and Positions	Year	Salary	Bonus	Other Annual Compensation	Underlying Options Granted	All Other Compensation
John Kang (1)	2005	$200,005	—	—	50,000	—
Chairman of the Board	2004	$208,586	—	—	—	—
	2003	$300,007	—	—	—	—

Ricardo Salas (2)	2005	—	—	—	—	—
Chief Executive Officer	2004	—	—	—	—	—
and President	2003	—	—	—	—	—

James Kang (3)	2005	$300,008	—	—	—	—
Founder and Director	2004	$300,004	—	—	—	—
	2003	$280,011	—	—	2,877,420	—

Young Ham (4)	2005	$150,000	—	—	87,500	—
Chief Financial Officer	2004	$64,052	—	—	50,000	—
	2003	—	—	—	—	—

(1)          As of August 22, 2003, John Kang was named Chairman of our board of directors. Mr. Kang resigned from his position as President and Chief Executive Officer of our company on December 30, 2005. However, he will continue to serve as Chairman of the board and will continue to work for the Company on a full-time basis.

(2)          On December 30, 2005, Ricardo Salas was named Chief Executive Officer and President of the Company. Previously during 2005, Mr. Salas served as a consultant, and has accrued $20,000 in unpaid service fees as of December 31, 2005.

(3)          As of August 22, 2003, James Kang became the executive Founder of the Company and ceased to be the Chairman of our board of directors.

(4)          On April 15, 2005, Young Ham became the Chief Financial Officer of the Company. Previously during 2005 and 2004, Mr. Ham Served as the Chief Financial Officer at Liquidmetal Korea.

The following table sets forth information with respect to the aggregate stock option exercises by the executive officers named in the Summary Compensation Table during 2005 and the year-end value of unexercised options held by such executive officers.

Aggregate Option Exercises in Last Year and Year-End Values

	Shares Acquired on	Value	Number of Unexercised Options at Year End		Value of Unexercised In-The-Money Options at Year End (2)
	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

John Kang	—	—	1,622,904	40,000	—	—

Ricardo Salas	—	—	—	—	—	—

James Kang	—	—	2,861,291	16,129	—	—

Young Ham	—	—	17,500	120,000	—	—

(1)          Represents the difference between the fair market value of the underlying shares at the time of exercise and the exercise price of the options exercised.

(2)          Based upon a value of $0.88 per share as of December 31, 2005.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with the executive officers identified in Item 11 above, as follows:

We have entered into the following employment agreements with the executive officers identified above. Ricardo Salas, who was elected as our President and Chief Executive Officer on December 30, 2005, will receive an initial base salary of $250,000 for serving as President and Chief Executive Officer of our company. We and Mr. Salas have not yet entered into an employment agreement relating to Mr. Salas’ employment with us, but we may determine to do so in the future.

John Kang. On December 31, 2000, we entered into an employment agreement with John Kang that, as amended, provides for his employment as our Chief Executive Officer and President, and on August 22, 2003, Mr. Kang was named Chairman of our Board of Directors. On December 30, 2005, Mr. Kang ceased to serve as our President and Chief Executive Officer, and Mr. Kang’s employment agreement has an expiration date of December 31, 2005, although the agreement automatically renews on a year-to-year basis until Mr. Kang resigns or his employment is terminated by us with or without cause. Mr. Kang receives an annual base salary equal to $200,000 per year, and his employment will terminate upon the earlier of his death, resignation, disability, or termination by the board of directors for any reason. If we terminate Mr. Kang’s employment without cause, or if Mr. Kang terminates his own employment upon a change of control of our company or for other good reason, as defined in the agreement, we are responsible for paying Mr. Kang a lump-sum cash payment equal to 200% of Mr. Kang’s annual base salary plus the average cash bonus during the two full fiscal years immediately preceding the termination. Pursuant to the agreement, Mr. Kang was issued options to purchase 1,612,904 shares of our common stock at an exercise price of $4.65 per share. The options expire on December 31, 2010 and vested immediately upon grant. In addition, Mr. Kang is prohibited, during his employment with us and for one year after he is no longer employed by us, from soliciting any of our employees or competing with us in any manner. Starting in May 2003, Mr. Kang and other members of senior management took a 10% voluntary decrease in their base salary and returned to full salary in June 2004.

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

Young Ham. On April 15, 2005, we entered into an employment agreement with Young Ham, which provides for his employment as the named Chief Financial Officer. Mr. Ham’s employment agreement expires April 15, 2008, and his term may continue subsequent to the expiration date on a month-to-month basis at the same salary. His annual salary is $150,000, and he received 50,000 stock options as part of the employment agreement.

REPORT ON EXECUTIVE COMPENSATION

General

The Compensation Committee of our Board of Directors was established in 2002 and currently consists of CK Cho and Robert Biehl. The Compensation Committee is comprised entirely of non-employee directors and is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits. The Compensation Committee also administers our equity incentive plans. The Compensation Committee also annually reviews and approves the compensation of Ricardo Salas, our Chief Executive Officer and President.

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

The Compensation Committee reviews and approves all executive officer salary adjustments as recommended by the Chief Executive Officer and determines whether to increase the base salary above the amount set forth in their employment agreements. The Compensation Committee reviews annually the performance of the Chief Executive Officer and establishes his base salary, subject to the minimum $250,000 annual base salary. In 2005 and 2004, the Compensation Committee did not increase the base salary of any of the executive officers.

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

Awards of incentive bonuses generally are based on achieving corporate goals and a subjective evaluation of the contributions of individual executives toward the achievement of our business goals. Eligibility for the bonus will be contingent upon the Company meeting or exceeding company-wide financial goals and successful attainment of individual goals for the position. Both elements must be successfully met in order to be eligible for the bonus. None of our executive officers received bonuses for 2004 and 2005 because the company-wide financial goals were not satisfied.

Equity-Based Compensation.

Our equity-based awards to our executive officers consist principally of stock options granted from time to time under our 2002 Equity Incentive Plan and our 1996 Stock Option Plan. Stock option grants are based on various factors, including the executive officer’s position, responsibility and tenure, each executive officer’s ability to contribute to our future success, and the other elements of such executive officer’s compensation. Generally, we use equity-based compensation to better align the interests of our executive officers with those of our stockholders. For 2005, the Compensation Committee approved awards of options to executive officers and certain members of senior management, with the sizes of the awards determined with reference to the scope of the position and the employees’ relative contributions to the Company. In addition, three of our executive officers, John Kang, our Chairman of the Board, James Kang, our executive Founder, and William Johnson, our Director, own a significant amount of our common stock.

CEO Compensation

Ricardo Salas, who was elected as our President and Chief Executive Officer on December 30, 2005, will receive an initial base salary of $250,000 for serving as President and Chief Executive Officer of our company. Mr. Salas did not receive any salary or stock options as our President and Chief Executive Officer during 2005.

Prior to John Kang’s resignation as our President and Chief Executive Officer on December 30, 2005, Mr. Kang’s base salary was $200,000. Mr. Kang’s compensation reflects his status as a significant stockholder of the Company. Accordingly, his base salary is lower than the base salary of CEOs of comparable companies. Mr. Kang voluntarily waived his base salary from January 2004 through May 2004 in support of the Company’s strategic cash objectives. In June 2004, Mr. Kang returned to his base salary of $200,000 and received his differential retroactive pay in equal installments over the remaining months of 2004. As a significant stockholder in the Company, his overall compensation is tied directly to sustained increases in the Company’s value. During 2005, Mr. Kang participated in a voluntary salary deferral plan, which resulted in 50% deferral of his base salary from January through June 2005, which was applied to his Section 16(b) liability from 2002 stock transactions with Growell Metal Co., Ltd. In June 2005, Mr. Kang returned to his base salary of $200,000.

No bonus payments were made to Mr. Kang for 2004 and 2005 because the Compensation Committee determined not to pay any bonuses to any of our executive officers due to the Company missing its financial goals. During 2005, Mr. Kang was granted 50,000 shares of stock options. No options were granted to Mr. Kang in 2004. As of December 31, 2005, Mr. Kang held options and warrants to purchase 1,985,485 shares of our common stock, of which 1,945,485 were fully vested.

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

December 31, 2005

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

DIRECTOR COMPENSATION

Our non-employee directors receive an annual fee of $10,000 for their service to our board and are reimbursed for expenses incurred in attending board and committee meetings. Non-employee directors are also entitled to receive a $10,000 annual cash stipend for each standing board committee (excluding the Audit Committee) on which the director serves. For Audit Committee service, the Audit Committee chairman is entitled to a $35,000 annual stipend, and the other members of the Audit Committee are entitled to a $27,500 annual stipend. In addition to the annual stipends, each non-employee director is entitled to receive a per-meeting fee of $1,000 for each meeting of the board of directors or any board committee attended in person. Effective December 30, 2005, Dean Tanella was elected as the lead independent director of the Company. The lead independent director is entitled to a $30,000 annual stipend.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 13, 2006 by:

each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;

each of our directors;

each of our named executive officers; and

all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are, or within 60 days after January 13, 2006, exercisable, but excludes shares of common stock underlying options or warrants held by any other person (whether or not exercisable within 60 days). The percentage of common stock beneficially owned is based on 42,246,621 shares of common stock outstanding on January 13, 2006.

Name of Beneficial Owner	Shares	Percent of Class

5% Stockholders

Tjoa Thian Song(7)	4,008,523	10%
16 Raffles Quay #B1-14A Hong Leong Building Singapore 0101

Jack Chitayat(10) 1133 Park Avenue, Suite 1W New York, NY 10128	2,544,289	6%

Directors and Named Executive Officers

Ricardo A. Salas(9)	1,221,812	3%
25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630

John Kang(1)	5,104,973	12%
25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630

James Kang(2)	6,066,033	14%
25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630

William Johnson(3)	1,207,650	3%
25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630

Dean Tanella(4)	38,120	*
25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630

Bobb Biehl(5)	37,929	*
25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630

CK Cho(6)	287,686	*
25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630

Young Ham(8)	17,500	*
25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630

All directors and executive officers as a group (8 persons)	13,981,703	33%

*  Less than one percent.

(1)           As of August 22, 2003, John Kang was named Chairman of our board of directors. Mr. Kang resigned from his position as President and Chief Executive Officer of our company on December 30, 2005. However, he will continue to serve as Chairman of the board and will continue to work for the Company on a full-time basis. The beneficial shares include:

(a)           1,622,904 shares that are issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of January 13, 2006. Does not include 40,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days; and

(b)           132,400 shares held by Mr. Kang’s minor children.

(2)           Includes 2,861,291 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of January 13, 2006. Also includes 969 shares held by James Kang’s minor children. Does not include 16,129 shares issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of January 13, 2006.

(3)           Includes 12,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of January 13, 2006. Does not include 58,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days.

 (4)          Includes 16,130 shares held by Mr. Tanella’s investment firm, HarborLight Diversified Fund, LP. Also, includes 1,390 shares held by Mr. Tanella’s family. Does not include 78,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days. Includes 12,000 shares that are issuable pursuant to outstanding stock options that are exercisable within 60 days of January 13, 2006.

(5)           Does not include 10,000 shares issuable pursuant to outstanding stock options that are exercisable currently within 60 days of January 13, 2006. Does not include 50,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days of January 13, 2006.

(6)           Includes 92,584 shares issuable pursuant to currently exercisable warrants and 435,167 shares issuable pursuant to currently convertible notes. Also, includes 10,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of January 13, 2006. Does not include 50,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days of January 13, 2006.

(7)           3,874,585 of these shares are held of record by a revocable grantor trust established by Mr. Tjoa for himself and his family members. Mr. Tjoa continues to beneficially own all such shares.

(8)           Includes 17,500 shares issuable pursuant to outstanding stock options exercisable currently or within 60 days of January 13, 2006. Does not include 120,000 shares that are issuable pursuant to outstanding stock options that are not exercisable within 60 days of January 13, 2006.

(9)           Includes 67,126 shares issuable pursuant to currently exercisable warrants and 217,584 shares issuable pursuant to currently convertible notes.

(10)         91,792 of these shares are held of record by a trust established by Mr. Chitayat for his family members.  Mr. Chitayat continues to beneficially own all such shares.

Equity Incentive Plans/Equity Compensation Plans

Securities authorized for issuance under equity compensation plans as of December 31, 2005 were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	7,993,555	$4.45	6,790,585
Equity compensation plans not approved by stockholders	5,362,373	$2.36	—
Total	13,355,928		6,790,585

Equity compensation plans not approved by stockholders consist of:

Warrants to purchase up to 563,151 shares issued on March 1, 2004 with an original exercise price of $3.00 per share and an expiration date of March 1, 2006;

Warrants to purchase up to 893,750 shares issued on June 13, 2005 with an exercise price of $2.00 per share and an expiration date of June 13, 2010;

Warrants to purchase up to 2,883,965 shares issued on August 2, 2005 with an exercise price of $2.00 per share and an expiration date of August 2, 2010;

Warrants to purchase up to 322,581 shares issued to John Kang and Ricardo Salas on February 21, 2001 with an exercise price of $4.65 per share and an expiration date of December 31, 2005;

Warrants to purchase up to 322,581 shares issued to Tjoa Thian Song on February 21, 2001 with an exercise price of $4.65 per share and an expiration date of December 31, 2005; and

Warrants to purchase up to 376,345 shares issued to Paul Azinger on January 1, 2001 with an exercise price of $1.16 per share and an expiration date of January 1, 2008.

The number of securities and type of plans available for future issuance of stock options as of December 31, 2005 were as follows:

	Options and Warrants for Common Shares
Plan Name	Authorized	Exercised	Outstanding	Available
1996 Stock Option Plan	12,903,226	1,974,365	3,386,297	—
2002 Equity Incentive Plan	10,000,000	—	2,151,950	6,420,585
2002 Non-employee Director Stock Option Plan	1,000,000	—	234,000	370,000
Total Stock Options	23,903,226	1,974,365	5,772,247	6,790,585

1996 Stock Option Plan

Our 1996 Stock Option Plan provides for the grant of stock options to employees, directors, and consultants of our company and its affiliates. The purpose of the plan is to retain the services of existing employees, directors, and consultants; to secure and retain the services of new employees, directors, and consultants; and to provide incentives for such persons to exert maximum efforts for our success. The plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of nonstatutory stock options. Our board of directors terminated the 1996 Stock Option Plan on April 4, 2002. The termination will not affect any outstanding options under the plan, and all such options will continue to remain outstanding and be governed by the plan.

Options granted under the 1996 Stock Option Plan are generally not transferable by the optionee except by will or the laws of descent and distribution, and each option is exercisable, during the lifetime of the optionee, only by the optionee. Options generally must be exercised within 90 days after the optionee’s termination for cause, three months following the end of the optionee’s status as an employee or consultant, other than for cause or for death or disability, or within six months after the optionee’s termination by disability or twelve months following the optionee’s termination by death. However, in no event may an option be exercised later than the earlier of the expiration of the term of the option or ten years from the date of the grant of the option or, where an optionee owns stock representing more than 10% of the voting power, five years from the date of the grant of the option in the case of incentive stock options.

As of December 31, 2005, options to purchase 3,386,297 shares of common stock were outstanding and exercisable at a weighted average price of $6.14 per share under the 1996 Stock Option Plan. As of December 31, 2005, 1,974,365 shares had been issued upon exercise of options under the plan.

2002 Equity Incentive Plan

Our 2002 Equity Incentive Plan, which was adopted by our board of directors and approved by our stockholders in April 2002, provides for the grant of stock options to officers, employees, consultants, and directors of our company and its subsidiaries. The purpose of the plan is to advance the interests of our stockholders by enhancing our ability to attract, retain, and motivate persons who make or are expected to make important contributions to our company and its subsidiaries by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning their interests with those of our stockholders. The plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of nonstatutory stock options. In addition, the plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of ten million shares of our common stock may be granted under the plan.

The plan is administered by our board of directors or a committee appointed by our board of directors. All members of such a committee must be a non-employee director and an outside director, as defined in the plan. Subject to the limitations set forth in the plan, the administrator has the authority to select the persons to whom grants are to be made, to designate the number of shares to be covered by each stock award, to determine whether an option is to be an incentive stock option or a nonstatutory stock option, to establish vesting schedules, to specify the option exercise price and the type of consideration to be paid upon exercise, and, subject to some restrictions, to specify other terms of stock awards.

The administrator establishes the option exercise price, which in the case of incentive stock options, must be at least the fair market value of the common stock on the date of the grant or, with respect to optionees who own at least 10% of our outstanding common stock, 110% of fair market value. If our common stock is listed and traded on a registered national or regional securities exchange, or quoted on the National Association of Securities Dealers’ Automated Quotation System, fair market value is the average closing price of a share of our common stock on such exchange or quotation system for the five trading days prior to the date of grant. If our common stock is not traded on a registered securities exchange or quoted in such a quotation system, fair market value is determined in good faith by the administrator.

Options granted under the plan are generally not transferable by the optionee except by will or the laws of descent and distribution, and to certain related individuals with the consent of the administrator. Options generally must be exercised within three months after the optionee’s termination of employment for any reason other than disability or death, or within 12 months after the optionee’s termination by disability. Options granted under the plan vest at the rate specified in the option agreement. However, in no event may an option be exercised later than the earlier of the expiration of the term of the option or 10 years from the date of the grant of the option, or when an optionee owns stock representing more than 10% of the voting power, five years from the date of the grant of the option in the case of incentive stock options.

Any incentive stock options granted to an optionee which, when combined with all other incentive stock options becoming exercisable for the first time in any calendar year that are held by that person, would have an aggregate fair market value in excess of $100,000, shall automatically be treated as nonstatutory stock options.

The plan may be amended, altered, suspended or terminated by our board of directors at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option previously granted without the consent of the affected optionee. Unless terminated sooner, the plan will terminate automatically in April 2012. As of December 31, 2005, there were 2,151,950 outstanding options or stock awards at a weighted average price of $2.66 under the plan.

In September 2005, the non-employee directors of our company were given the opportunity to receive shares of stock under the plan in lieu of past-due director and committee fees that were due to them for periods through September 30, 2005.  Such shares were issuable to such directors at an average price of $1.89 per share.  As of December 31, 2005, a total of 92,219 shares were issued to non-employee directors in lieu of these past-due fees.

2002 Non-employee Director Stock Option Plan

Our 2002 Non-employee Director Stock Option Plan was adopted by our board of directors and by our stockholders in April 2002. We have reserved a total of one million shares of our common stock for issuance under the plan. The option grants under the plan are automatic and nondiscretionary, and the exercise price of the options is equal to 100% of the fair market value of our common stock on the grant date.

Only non-employee directors are eligible for grants under the plan. The plan will provide for an initial grant to a new non-employee director of an option to purchase 50,000 shares of our common stock. Subsequent to the initial grants, each non-employee director will be automatically granted on the first business day of January commencing January 1, 2003, an option to purchase 10,000 shares of our common stock.

The term of the options granted under the plan is 10 years, but the options expire 12 months after the termination of the optionee’s status as a director or three months if the termination is due to the voluntary resignation of the optionee. The option grants will vest and become exercisable as to one-fifth of the shares on the date that is one year after the date of grant and an additional one-fifth of the shares subject to the option on a cumulative basis will vest and become exercisable annually thereafter.

As of December 31, 2005, options to purchase 234,000 shares of common stock were outstanding at a weighted average price of $2.55 per share under the 2002 Non-employee Director Stock Option Plan. There were 24,000 options exercisable under the 2002 Non-employee Director Stock Option Plan as of December 31, 2005.

The plan will terminate in March 2012, unless our board of directors terminates it sooner.

Item 13. Certain Relationships and Related Transactions

In June 2003, we entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation primarily owned and led by Jack Chitayat, a former director of our company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  In turn, we will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000,000. We have not received any royalties to date under this agreement.

We are a party to a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of our board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, we reimburse Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the years ended December 31, 2005 and 2004, amounted to $20,000 and $0, respectively.

We are a party to a consulting agreement with William Johnson, a board member. Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy. The agreement currently continues on a month-to-month basis. During the years ended December 31, 2005 and 2004, we incurred approximately $15,000 and approximately $90,000 in consulting fees from Mr. Johnson, respectively.

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company.  Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  During the years ended December 31, 2005 and 2004, we incurred approximately $53,000 and $54,000 in consulting fees from Chitnis Consulting, respectively.

Soo Buchanan, the sister of John Kang and James Kang, was employed by our company and was paid aggregate compensation of approximately $104,000 and $43,000 as of December 31, 2005 and 2004.  Effective, July 31, 2005, our Ms. Buchanan was terminated as an employee and began providing services to the company as a consultant. During 2005, the company incurred $18,000 for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $103,000 and $54,000 as of December 31, 2005 and 2004, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $0.3 million. Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006. As a result, the Company accrued for the $0.3 million receivable in other assets and other income as of December 31, 2004. The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002. As of December 31, 2005, the outstanding amount of the receivable was $0.2 million, which is included in other assets. Mr. Kang has paid $0.1 million during 2005. The Company has agreed to defer

Mr. Kang’s payment schedule until 2006 as Mr. Kang has agreed accept reduced compensation for the remainder of 2005. The remaining outstanding balance of $0.2 million will be due before the end of 2006.

During the year ended December 31, 2005, the Company executed a $0.2 million promissory note with CK Cho, member of our Board of Directors, for working capital purposes. The note was due and paid in full as of June 30, 2005. The note has an annual rate of interest of 6% resulting in the Company paying approximately $2 thousand in interest. Mr. Cho also holds $0.6 million of Senior Convertible Notes and holds 92,584 exercisable warrants as of December 31, 2005. Further, during the year ended December 31, 2005, Mr. Cho advanced approximately $1.3 million to cover short-term liquidity needs. The advances were made without interest and were repaid as of December 31, 2005.

During the year ended December 31, 2005, Ricardo Salas, our President and Chief Executive Officer, and Young Ham, our Chief Financial Officer, each advanced the company approximately $0.1 million to cover short-term liquidity needs. The advances were made without interest and were repaid as of December 31, 2005.

We believe that each of the foregoing transactions was consummated on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

Item 14. Principal Accounting Fees and Services

Prior to December 2005, Stonefield Josephson, Inc. was our independent public accountant; however, effective December 1 2005, Stonefield Josephson, Inc. resigned as our independent accountant. Liquidmetal Technologies subsequently engaged Choi, Kim & Park, LLP. Item 14 includes the principal accounting fees and services for our auditors.

Choi, Kim & Park, LLP

Choi, Kim & Park, LLP was engaged in January 2006 and has served as our independent public accountants since that date.

The following table summarizes the aggregate fees billed to the Company by Choi, Kim & Park, LLP for professional services:

Fees	2005
Audit Fees (1)	$150,000

(1) Audit Fees. Fees for audit services billed in 2005 consisted of audit of the Company’s annual financial statements for 2005;

Stonefield Josephson, Inc.

Stonefield Josephson, Inc. was engaged in May 2004 and has served as our independent public accountants during the year ended December 31, 2003 and 2004, and through December 1, 2005.

The following table summarizes the aggregate fees billed to the Company by Stonefield for professional services:

Fees	2003, 2002, and 2001	2004	2005
Audit Fees (1)	$760,000	$150,000	$420,000

(1) Audit Fees. Fees for audit services billed in 2004 consisted of:

•                  Audit of the Company’s annual financial statements for 2003, 2002, and 2001;

•                  Review and audit of the Company’s quarterly and annual financial statements for 2004, respectively.

Fees for audit services billed in 2005 consisted of:

•                  Review of the Company’s quarterly financial statements for 2005;

•                  Review of the Company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 for 2005.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent directors on a case-by-case basis. The Audit Committee approved 100% of the services performed by Choi, Kim & Park, LLP and Stonefield Josephson, Inc. in 2005, 2004, and 2003 as identified above.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)          The following documents are filed as a part of this report:

1. Financial Statements.

2. Financial Statement Schedules. See the last page of Consolidated Financial Statements.

3. Exhibits. See Item 15(c) below.

(b)                  Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or     incorporated by reference into, this report.

(c)                   Financial Statement Schedules. See Item 15(a)(2) above.

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

10.45	—	10% Senior Secured Notes Due 2005 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 20, 2004).
10.46	—	Form of 6% Senior Security Note Due 2007 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on August 20, 2004).
10.47	—	Employment Agreement, dated January 14, 2005, between Liquidmetal Technologies, Inc. and John Thorne (incorporated by reference to Exhibit 10.47 to the Form 10-K filed on March 30, 2005).
10.48

Securities Purchase Agreement dated August 2, 2005, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference from Exhibit 10.1 of the Registrant’s 10-Q/A filed on August 30, 3005)

10.49		Form of 7% Senior Secured Convertible Note of Liquidmetal Technologies, Inc., dated August 2, 2005 (incorporated by reference from Exhibit 10.2 of the Registrant’s 10-Q/A filed on August 30, 3005)
10.50		Form of Common Stock Purchase Warrant, dated August 2, 2005 (incorporated by reference from Exhibit 10.3 of the Registrant’s 10-Q/A filed on August 30, 3005)
10.51

Amended and Restated Registration Rights Agreement, dated August 2, 2005, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference from Exhibit 10.4 of the Registrant’s 10-Q/A filed on August 30, 3005)

10.52		Amended and Restated Security Agreement, dated August 2, 2005, among Liquidmetal Technologies, Inc. and the parties identified as the “Secured Parties” therein (incorporated by reference from Exhibit 10.5 of Registrant’s 10-Q/A filed on August 30, 3005)
10.53*

Employment Separation Agreement, dated September 30, 2005, between Liquidmetal Technologies, Inc. and David G. Binnie (incorporated by reference from Exhibit 10.53 of the Registration Statement on Form S-1 filed on December 9, 2005 (Registration No.333-130251)).

10.54

Securities Purchase Agreement, dated June 13, 2005, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference from Exhibit 99.1 of the Registrant’s 8-K filed on 06/16/05)

10.55		Form of 10% Convertible Unsecured Note of Liquidmetal Technologies, Inc. due June 2006 (incorporated by reference from Exhibit 99.2 of the Registrant’s 8-K filed on 06/16/05)
10.56		Form of Common Stock Purchase Warrant, dated June 13, 2005 (incorporated by reference from Exhibit 99.3 of the Registrant’s 8-K filed on 06/16/05)
10.57

Registration Rights Agreement, dated June 13, 2005, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference from Exhibit 99.4 of the Registrant’s 8-K filed on 06/16/05)

10.58		Agreement, dated November 3, 2004, between Liquidmetal Technologies, Inc. and John Kang relating to liability under Section 16(b).
10.59		Form of Indemnity Agreement between Liquidmetal Technologies, Inc. and directors and executive officers.
10.60		Factoring, Loan, and Security Agreement, dated April 21, 2005, between Liquidmetal Technologies, Inc. and Hana Financial, Inc.
14	—	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers. (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004)
21	—	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21 to the Form 10-K filed on November 10, 2004)
23.1	—	Consent of Choi, Kim & Park, LLP
23.2	—	Consent of Stonefield Josephson, Inc.
24.1	—	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

*            Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ Ricardo Salas
Ricardo Salas President and Chief Executive Officer

Date: March 16, 2006

	By:	/s/ Young Ham
Young Ham Chief Financial Officer

Date: March 16, 2006

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ricardo Salas and Young Ham and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John Kang	Chairman of the Board	March 16, 2006
John Kang	and Director

/s/ James Kang	Founder and Director	March 16, 2006
James Kang

/s/ William Johnson	Director	March 16, 2006
William Johnson

/s/ Robert Biehl	Director	March 16, 2006
Robert Biehl

/s/ Dean Tanella	Director	March 16, 2006
Dean Tanella

/s/ CK Cho	Director	March 16, 2006
CK Cho

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule listed at index in Item 15(a) as of and for the year ended December 31, 2005. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Choi, Kim & Park LLP

/s/ Choi, Kim & Park LLP
Los Angeles, California
Certified Public Accountants

February 23, 2006

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 , and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2004 . Our audit also included the financial statement schedule listed at index in Item 15(a) as of and for the years ended December 31, 2004 and 2003. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Stonefield Josephson, Inc.

/s/ Stonefield Josephson, Inc.

Irvine, California

Certified Public Accountants

March 3, 2005

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS

Current Assets:

Cash and cash equivalents	$1,392	$742
Restricted cash	—	754
Trade accounts receivables, net of allowance for doubful accounts of $61 and $108	2,360	1,668
Inventories	1,748	2,353
Prepaid expenses and other current assets	609	930
Total current assets	6,109	6,447

Property, plant and equipment, net	13,437	16,434
Idle equipment	193	1,906
Long-term inventory	—	1,810
Other intangibles, net	1,185	1,143
Other assets	639	768
Total assets	$21,563	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Curernt liabilities:

Accounts payable and accrued expenses	$6,530	$4,969
Settlement payable	3,331	3,246
Deferred revenue	1,275	900
Short-term debt	550	—
Long-term debt, current portion, net of debt discount of $0 and $851	1,343	5,991
Other liabilities, current portion	483	1,032
Warrant liabilities	1,792	550
Beneficial conversion feature liabilities	959	—
Total current liabilities	16,263	16,688

Long-term debt, net of current portion and debt discount of $7,354 and $0	6,338	2,618
Other long-term liabilities, net of current portion	348	342
Total liabilities	22,949	19,648

Shareholder’s equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized and 42,187,621 and 41,609,652 issued and outstanding at December 31, 2005 and 2004, respectively	42	42
Additional paid in capital	132,861	132,160
Accumulated deficit	(136,559)	(125,313)
Accumulated other comprehensive income	2,270	1,971
Total shareholder’ equity (deficiency)	(1,386)	8,860

Total liabilities and shareholders’ equity (deficiency)	$21,563	$28,508

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Revenue	$16,365	$17,429	$13,658
Cost of sales	15,129	12,168	18,162

Gross (loss) profit	1,236	5,261	(4,504)

Operating expenses
Selling, general, and administrative	8,534	11,591	17,729
Research and development	1,120	1,467	8,780
Impairment of goodwill	—	—	184
Impairment of long lived assets	4,487	—	2,684
Total operating expenses	14,141	13,058	29,377

Loss before interest, other income, income taxes, minority interest, and discontinued operations	(12,905)	(7,797)	(33,881)
Loss from exinguishments of debt	(1,247)	(1,663)	—
Change in value of warrants, net	3,985	747	—
Change in value of beneficial conversion feature	3,849	—	—
Other income	—	302	—
Interest expense	(4,945)	(3,603)	(390)
Interest income	17	37	304
Gain on sale of marketable securities held-for-sale	—	—	1,178
Loss before income taxes, minority interest and discontinued operations	(11,246)	(11,977)	(32,789)

Income taxes	—	—	—

Loss before minority interest and discontinued operations	(11,246)	(11,977)	(32,789)

Minority interest in loss of consolidated subsidiary	—	—	21

Loss from continuing operations	(11,246)	(11,977)	(32,768)

Discontinued operations:
Income (loss) from operations of discontinued operations, net	—	(749)	(964)
Gain (loss) from disposal of discontinued operations, net	—	—	127
Net Loss	(11,246)	(12,726)	(33,605)
Other comprehensive gain (loss):
Foreign exchange translation gain (loss) during the period	299	1,716	211
Net unrealized gain (loss) on marketable securities available-for-sale	—	—	(1,668)
Comprehensive loss	$(10,947)	$(11,010)	$(35,062)

Per common share basic and diluted:
Loss per share - continuing operations	(0.27)	(0.29)	(0.79)
Loss per share - discontinuing operations	—	(0.02)	(0.02)
Loss per share basic and diluted	(0.27)	(0.31)	(0.81)

Number of weighted average shares - basic and diluted	41,833	41,610	41,505

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid in Capital	Unamortized Stock-based Compensation	Accumulated Deficit	Accumulated Other Compre-hensive Income (loss)	Total
			(restated)	(restated)	(restated)

Balance, December 31, 2002 (as restated)	41,009,245	$106,554	$21,575	$(260)	$(78,982)	$1,712	$50,599

Stock options exercised	684,165	1,149	—	—	—	—	1,149
Repurchase of shares	(93,758)	(653)	—	—	—	—	(653)
Change in par value due to reincorporation	—	(107,008)	107,008	—	—	—	—
Stock-based compensation	10,000	—	100	25	—	—	125
Unamortized stock option-based compensation	—	—	(107)	107	—	—	—
Purchase of common stock of subsidiaries	—	—	5	—	—	—	5
Foreign exchange translation gain	—	—	—	—	—	211	211
Reclassification for net realized gain	—	—	—	—	—	(1,668)	(1,668)
Net loss	—	—	—	—	(33,605)	—	(33,605)

Balance December 31, 2003	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163

Stock-based compensation	—	—	261	15	—	—	276
Unamortized stock option-based compensation	—	—	(113)	113	—	—	—
Beneficial conversion feature	—	—	3,424	—	—	—	3,424
Warrants cancelled	—	—	7	—	—	—	7
Foreign exchange translation gain	—	—	—	—	—	1,716	1,716
Net loss	—	—	—	—	(12,726)	—	(12,726)

Balance, December 31, 2004	41,609,652	$42	$132,160	$—	$(125,313)	$1,971	$8,860

Stock based compensation	—	—	41	—	—	—	41
Conversion of notes payable	485,750	—	485	—	—	—	485
Common stock issued as director’s fees	92,219	—	175	—	—	—	175
Foreign exchange translation gain	—	—	—	—	—	299	299
Net loss	—	—	—	—	(11,246)	—	(11,246)

Balance, December 31, 2005	42,187,621	$42	$132,861	$—	$(136,559)	$2,270	$(1,386)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(11,246)	(12,726)	(33,605)
Add (gain) loss from operations and loss on disposition of discontinued operations	—	749	837
	(11,246)	(11,977)	(32,768)
Adjustments to reconcile net loss from operations to net cash used for operating activities:
Impairment of long lived assets	4,307	—	2,684
Impairment of goodwill	—	—	184
Loss from growell settlement	—	—	2,765
Gain on sale of marketable securities held-for-sale	—	—	(1,178)
(Gain) loss on disposal of asset	(14)	4	—
Depreciation and amortization	3,401	3,444	4,354
Loss on extinguishments of debt	1,247	1,663	—
Amortization of debt discount	2,793	2,860	—
Stock-based compensation	41	276	123
Bad debt (recovery) expense	(6)	84	(28)
Warranty expense	101	288	(297)
Minority interest	—	—	(21)
(Gain) loss from change in value of warrants	(3,986)	747	—
(Gain) loss from change in value of beneficial conversion feature	(3,849)	—	—
Changes in operating assets and liabilities:
Trace accounts receivable	(686)	1,996	1,660
Inventories	(151)	(2,103)	(100)
Prepaid expenses and other current assets	350	(535)	1,689
Other assets	(378)	(869)	83
Accounts payable and accrued expenses	1,606	414	(5,969)
Deferred revenue	375	(535)	38
Other liatbilities	(410)	(2,154)	2,661
Net cash used for continuing operations	(6,505)	(6,397)	(24,120)

Net cash provided by (used for) discontinued operations	—	73	(2,429)
Net cash used for operating activities	(6,505)	(6,324)	(26,549)
Investing Activies:
Purchases of property and equipment	(169)	(73)	(2,329)
Proceeds from sale of property and equipment	69	38	—
Proceeds from sale of marketable securities held-for-sale	—	—	2,578
Investment in patents and trademarks	(159)	(273)	(298)
Net cash used for investing activities	(259)	(308)	(49)
Financing Activities:
Proceeds from borrowings	17,774	9,924	5,488
Repayment of borrowings	(11,333)	(5,184)	(1,441)
Repayment of other liabilities	(133)	(135)	(72)
Proceeds from restricted cash	754	(754)	—
Stock options excercised	—	—	899

Proceeds from issuance of common stock by subsidiaries, net	—	—	5
Net cash provided by financing activities	7,062	3,851	4,879
Effect of foreign exchange translation	353	396	(212)
Net increase (decrease) in cash and cash equivalents	651	(2,385)	(21,931)

Cash and cash equivalents at beginning of period	742	3,127	25,058
Cash and cash equivalents at end of period	1,393	742	3,127

Supplemental cash flow information
Interest paid	$1,472	$640	$443
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

In 2005, the Company’s 6% senior convertible notes due July 2007 was converted into 485,750 of the Company’s common stock at a conversion price of $1.00 per share.

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

For the Years Ended December 31, 2005, 2004, and 2003

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

2. Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $136,559 as of December 31, 2005. Cash used for continuing operations for the year ended December 31, 2005 was $6,505. At December 31, 2005, working deficit was $10,154. As of December 31, 2005, the Company’s principal source of liquidity is $1,392 of cash and $2,360 of trade accounts receivable. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. These operating results occurred while the Company was developing and continues to develop and to commercialize and manufacture products from an entirely new and unique technology. These factors have placed a significant strain on the financial resources of the Company. The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continue to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Capital requirements during the next 12 months will depend on numerous factors, including the success of existing products, the development of new applications for Liquidmetal alloys, the resources devoted to develop and support Liquidmetal alloy products. If the available funds and cash generated from operations are insufficient to satisfy liquidity requirements, the Company will need additional funds in the future to support working capital requirements and for other purposes, and will need to raise additional funds through public or private equity financing, bank debt financing, or from other sources. Subsequent to the close of the second quarter of 2005, the Company completed a private placement of $9,878 of 7% convertible debt in consideration for $5,000 aggregate cash received, $4,280 exchange of previously issued notes, and satisfaction of accrued interest and fees of $598 from the previously issued notes (see Note 14). Adequate funds may not be available when needed or may not be available on favorable terms. The Company expects to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing capabilities, and for working capital and other general corporate purposes.

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

Effective December 27, 2005, the SEC announced final rulings on revisions to accelerated filer definition and deadlines for periodic reports. The ruling revised the definition of the term “accelerated filer” to permit an accelerated filer that has voting and non-voting common equity held by non-affiliates of less than $50 million to exit accelerated filer status at the end of the fiscal year in which its equity falls below $50 million and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. As of the fiscal year ended December 31, 2005, we are considered an accelerated filer and are required to comply with SOX 404 requirements for the 2005 fiscal year.

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

The Company has devoted significant amount of financial and internal resources during 2005 and early part of 2006 to ensure compliance with SOX 404, and on January 16, 2006, Company’s management believes that the Company has substantially completed its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

The filing of a disclaimer does not comply with the SEC’s rules and regulations under Section 404, and this noncompliance has resulted in the Company being in violation of Section 13(a) under the Securities Exchange Act of 1934. Section 13(a) establishes the general requirement that public companies must file with the SEC, in accordance with such rules and regulations as the SEC may prescribe, such information, documents, and reports as the SEC may from time to time require for the protection of investors, including Form 10-Ks and 10-Qs.

In addition to the foregoing, although the Company’s common stock was admitted to the OTC Bulletin Board for quotation on June 15, 2005, as a result of our noncompliance with Section 404 for the 2005 fiscal year, it may not have been appropriate for the OTC Bulletin Board to admit our common stock for quotation on June 15, 2005. Consequently, there is no assurance that the Company’s common stock will remain eligible for quotation on the OTC Bulletin Board.

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

The Company applies the percentage of completion method to recognize revenue earned from government contracts that have cost-plus-fixed-fee arrangements. These arrangements provide the Company with full reimbursement on the actual cost incurred, plus a fixed fee that the Company is entitled to. These arrangements are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts (ARB 45). In addition, cost-reimbursable contracts are also specifically covered by Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Substantially all of our cost-reimbursable and time and material contracts are with the U.S. Government, primarily with the Department of Defense. Revenues recognized under cost-plus-fixed fee are consistent with percentage of completion method and are consistent with ARB 43.

Sales on cost-reimbursable plus fixed fee type contracts are recognized as allowable costs are incurred on the contract and become billable to the customer, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is generally fixed or variable based on the contract fee arrangement.

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

Trade Accounts Receivables. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory. As of December 31, 2005, one customer represented 12%, or $288, of the total outstanding trade accounts receivable. Two customers represent 30%, or $497, of total outstanding trade accounts receivable as of December 31, 2004.

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

Intangible Assets. Intangible assets consist of the costs incurred to purchase patent rights and costs incurred to internally develop patents and trademarks. Intangible assets are reported net of accumulated amortization. Patents and trademarks are amortized using the straight-line method over a period based on their contractual lives ranging from ten to seventeen years.

Goodwill. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (See “New Accounting Pronouncements”). According to this statement, goodwill and other intangible assets are no longer subject to amortization, but instead must be reviewed annually for impairment by applying a fair value-based test.

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. The Company recognized an impairment of long-lived assets in the amount of $4,512 during the year ended December 31, 2005 (see Notes 6 and 8), $0 during the year ended December 31, 2004, and $2,684 during the year ended December 31,  2003 (see Note 7).

Fair Value of Financial Instruments. The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and all other current assets and liabilities approximate their fair value because of their short term maturities at December 31, 2005 and 2004, unless otherwise stated. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated. The fair value of the Company’s long-term debt is based on interest rates that would be available to the Company for the issuance of debt with similar terms.

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

 Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $2, $239, and $136, for the years ended December 31, 2005, 2004, and 2003 respectively.

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

Had the Company determined employee stock-based compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been as follows:

		For the years ended December 31,
		2005	2004	2003
Net loss from Continuing Operations:
As reported		$(11,246)	$(11,977)	$(32,768)
Add:	stock-based employee compensation expense included included in reported net loss, net of related tax effects	41	276	123
Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(2,861)	(4,201)	(5,427)
Proforma net loss from continuing oeprations		$(14,066)	$(15,902)	$(38,072)

Basic and diluted net loss per share:
As reported		(0.27)	(0.29)	(0.79)
Proforma		(0.34)	(0.38)	(0.92)

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

New Accounting Pronouncements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Issuers of convertible debt are required by Statement 133 to evaluate whether it is necessary to separate the “embedded” conversion feature from the debt contract and account for the conversion feature as if it were a separate derivative instrument. If the issuer determines that the embedded conversion feature would be classified in equity if it were a freestanding instrument, the conversion feature is not separated from the debt contract. EITF 00-19’s criteria must be applied to determine whether a conversion feature qualifies for equity classification, but it exempts a conversion feature embedded in a “conventional convertible debt instrument” from some of the criteria. EITF 05-2 requires convertible instruments that may be settled in a combination of cash or shares, e.g., those referred to as “Instrument C” in EITF 90-19, and instruments that may be convertible into a variable number of shares are not “conventional.”  As a result, nonconventional instruments would need to satisfy all requirements of EITF 00-19 to support a conclusion that the conversion feature does not require accounting separate from that for the debt contract. The adoption of this Issue resulted in recognition of the beneficial conversion feature from the senior convertible notes issued in August 2005 as liabilities of $959 as of December 31, 2005 and a gain of $3,849 from the change in fair value of beneficial conversion feature liabilities for the year ended December 31, 2005 (see Note 14).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  We do not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with no employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). Our company will adopt SAB 107 in connection with its adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. SFAS No. 123R is effective for our company in the quarter ending March 31, 2006. Upon adoption of SFAS 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. We are currently evaluating the transition methods, valuation methodologies and other assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately implemented by our company upon adoption of SFAS No. 123R. Although we have not yet fully quantified the impact this standard will have on our financial statements, it is likely that the adoption of SFAS No. 123R will have a material impact on our company’s financial position and results of operations. Stock-based Compensation under Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the year ended December 31, 2005 and 2004.

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

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153, and do not believe the impact will be significant to our company’s overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated the impact of the adoption of SFAS 151, and do not believe the impact will be significant to our company’s overall results of operations or financial position.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. We have evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and do not believe the impact will be significant to our company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of EITF 03-1.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

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

5. Trade accounts receivable

Trade accounts receivables from continuing operations were comprised of the following:

	December 31,
	2005	2004

Trade accounts receivable	$2,421	$1,776
Less: Allowance for doubtful accounts	(61)	(108)
Trade accounts receivable, net	$2,360	$1,668

6. Inventories

Inventories were comprised of the following:

	December 31,
	2005	2004

Raw materials	$565	$1,688
Work in process	763	352
Finished goods	420	313
Machines held by customer	—	—
Total current inventories	1,748	2,353
Long-term inventories	—	1,810
Total inventories	$1,748	$4,163

The Company maintains certain of its raw material inventories in amounts in excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material. These inventories were classified as long-term inventory as of December 31, 2005, 2004 and 2003. The Company determined that its current and projected raw material requirements are not sufficient enough to warrant the use of such raw materials in the foreseeable future. Accordingly, the Company reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be excessive during the year ended 2005. The write-down during the year ended December 31, 2005 amounted to $2,746 and is included in “Impairment of long lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005. The total amount of long term inventory was $0, and $1,810 as of December 31, 2005 and 2004, respectively.

The Company analyzes inventory held for any excess or obsolescence issues. Any amounts considered excess or obsolete are written off. Further, as significant amount of sales of Liquidmetal bulk alloy parts are used primarily in consumer electronics components, our inventory is subject to fluctuations in demand for those consumer electronics goods. Accordingly, the Company reduces the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be excess or obsolete. The write-downs amounted to $1,644 and are included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2005. As of December 31, 2004, the write-downs included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss amounted to $605, which includes a $406 charge incurred during the fourth quarter of 2004 related to certain hinge finished goods used in our customer’s cell phone models which were nearing its end of life.

Machines held by customer represent machines conditionally sold to Growell in 2002 and 2003. These machines are subject to put options whereby Growell has the right to require the Company to buy back the machines if certain conditions are not met. The Company recorded a write-down of $2,765 of raw material and machine inventory associated with the settlement of a dispute with Growell in December 2003 (see Note 11). These amounts are included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2005	2004

Machinery and equipment	$11,365	$12,600
Computer equipment	1,354	1,357
Office equipment, furnishings, and improvements	1,824	1,910
Buildings	11,892	9,719
Construction in progress	6	—
Total	26,441	25,586
Accumulated depreciation	(13,004)	(9,152)
Total property, plant and equipment, net	$13,437	$16,434

Depreciation expense is classified as follows:

	For the years ended December 31,
	2005	2004	2003

Cost of Sales	$2,744	$2,623	$2,908
Selling, general and administrative	542	700	627
Research and development	—	8	730
Total depreciation expense	$3,286	$3,331	$4,265

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

8. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing. Due to excess manufacturing capacity, the Company classified the equipment as idle equipment at December 31, 2004. While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future. For these reasons, during the second quarter of 2005, the Company determined to write down the carrying value of the idle equipment held by its subsidiary, Liquidmetal Korea, to its net realizable value. The write-down during the quarter ended June 30, 2005 amounted to $1,741 and is included in operating expenses as “Impairment of long lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005. Total amount of idle equipment remaining was $193, and $1,906 as of December 31, 2005 and 2004 respectively.

9. Other Intangible Assets

	December 31,
	2005	2004
Intangible assets consist of the following:
Purchased and licensed patent rights	$559	$555
Internally developed patents	1,212	1,056
Trademarks	85	85
Total	1,856	1,696
Accumulated amortization	(670)	(553)
Total intangilbe assets, net	$1,186	$1,143

Amortization expense was $117, $113, and $100, for the years ended December 31, 2005, 2004, and 2003, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2006	$114
2007	112
2008	110
2009	108
2010	106

Accumulated Amortization for the years ended December 31, 2004 and 2003 is as follows:

	December 31,
	2005	2004

Purchased and licensed patent rights	$(211)	$(181)
Internally developed patents	(430)	(352)
Trademarks	(28)	(20)
Total	$(670)	$(553)

The weighted average amortization periods for each of the years ended December 31, 2005, 2004, and 2003 is as follows:

	December 31,
	2005	2004	2003

Purchased and licensed patent right	17.0	17.0	17.0
Internally developed patents	17.0	17.0	17.0
Trademarks	10.0	10.0	10.0

Purchased patent rights represent the exclusive right to commercialize the bulk amorphous alloy and other amorphous alloy technology acquired from California Institute of Technology (“Caltech”), a shareholder, through a license agreement with Caltech (“License Agreement”). Under the License Agreement, the Company has the exclusive right to make, use, and sell products from all of Caltech’s inventions, proprietary information, know-how, and other technology relating to amorphous alloys in existence as of September 1, 2001. The Company also has an exclusive license to eleven issued patents and two patent applications held by Caltech relating to amorphous alloy technology, as well as all related foreign counterpart patents and patent applications. Of the patents currently issued to Caltech and licensed by the Company, the earliest expiration date is 2013 and the latest expiration date is 2021. Furthermore, the license agreement gives the Company the exclusive right to make, use, and sell products from substantially all amorphous alloy technology that is developed in Professor William Johnson’s Caltech laboratory during the period September 1, 2001 through August 31, 2005. All fees and other amounts payable by the Company for these rights and licenses have been paid or accrued in full, and no further royalties, license fees or other amounts will be payable in the future under the License Agreements.

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

In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder (see Note 17).

11. Settlement Payable

The settlement payable balance consists of payables to Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), as a result of a settlement agreement executed in January 2004. Under terms of the January 2004 settlement of the dispute over certain sales transactions from 2003 and 2002 between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers. Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry. The remaining settlement payable of $2,837 were to be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004. As of December 31, 2005, the settlement payable was not paid to Growell due to Growell’s breach of warranty on equipment repurchased by Liquidmetal Korea. The outstanding balance of payables to Growell from the settlement was $3,331 and $3,246 as of December 31, 2005 and 2004, respectively, net of foreign exchange translation loss. In January 2005, Growell was acquired by a third party and the Company is currently in negotiations to settle this balance with the third party.

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

	December 31,
	2005	2004

Accrued severance	$550	$579
Accrued operating lease costs	215	596
Accued capital lease costs	69	213
Total	833	1,388

Imputed interest	(3)	(14)
Total	831	1,374
Less current portion	(483)	(1,032)
Other long term liabilities, less current portion	$348	$342

During 2003, the Company initiated activities to substantially reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses. During the year ended December 31, 2003, there was a total of 225 employees terminated. The total amount of severance granted to the terminated employees is $2,718 which is included in Cost of Sales in the amount of $199, Selling, general and administrative in the amount of $2,253, and Research and Development in the amount of $266 in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003. The amount of severance paid was $174 and $1,104 as of December 31, 2005 and 2004, respectively. The remaining severance owed to the terminated employees is $550 and $579 as of December 31, 2005 and 2004, respectively. The total severance granted to terminated employees of $2,718 is separated into the following reportable segments as of December 31, 2003: Coatings at $75 and Bulk alloy at $2,643. The categories of employees that were eliminated include the following:  Product management positions at various levels, including Vice President; entry level technicians; accounting and finance positions from entry level through executive; marketing mid to senior level positions; engineering mid to senior levels positions; information technology support; administrative, legal and executive support; senior internal legal counsel; human resources and senior executives. Also, there were other relocation expenses associated with relocating the Tampa, Florida office to Lake Forest, California totaling $759, which included the accrual of all remaining facility and telecommunication lease payments for the Tampa, Florida office. Total liability accrued from the relocation and terminations in 2003, including the severance and lease accruals, were $276 and $1,175 as of December 31, 2005 and 2004, respectively. The Company has substantially concluded all cost reduction and restructuring activities as of March 31, 2004. The remaining portion of the 2003 termination and relocation liability, all classified as current liability, is $416 at December 31, 2005. At December 31, 2004, the current portion of the 2003 termination and relocation liability was $909 and the long-term portion of the liability was $266.

All leases with an initial term greater than one year are accounted for under SFAS No. 13 Accounting for Leases. These leases are classified as either capital leases or operating leases, as appropriate. Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. At December 31, 2005, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $107, $47 and $289, respectively, and the accumulated amortization was $79, $27 and $147, respectively. At December 31, 2004, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $107, $47 and $289, respectively and the accumulated amortization $57, $22 and $89, respectively. Future minimum lease payments for the above assets under capital leases during subsequent years are as follows:

December 31,	Minimum Payments

2006	$62
2007	7
Total	69
Imputed interest	(3)
Total	66
Less current portion	(60)
Capital lease obligation, net of current portion	$6

13. Product Warranty

Management estimates product warranties as a percentage of bulk alloy product revenues. As of December 31, 2005 and 2004, the Company used five percent of bulk alloy product sales as an estimate of warranties to be claimed. During the years ended December 31, 2004 and 2005, the Company’s product warranty accrual balance had the following activity:

Balance, December 31, 2003	$303
Expense accrual	288
Warranty charges	(72)
Balance, December 31, 2004	$519
Expense accrual	101
Warranty charges	14
Balance, December 31, 2005	$634

The product warranty accrual balance was included in accounts payable and accrued expenses at December 31, 2005 and December 31, 2004.

14. Notes Payable

Senior Convertible Note

On March 3, 2004, the Company issued $9.9 million of 6% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm (the “Placement Agents”) that served as a financial advisor to the Company for the transaction. The notes were collateralized by the patents held by the Company and second priority mortgage interest in plant facilities and certain equipment in South Korea. The notes were convertible at any time into common stock at a price of $3.00 per share. Investors in the private placement and the Placement Agents received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants. The conversion and warrant exercise price are subject to price adjustments for anti-dilution purposes. In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction.

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption. Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2.75

million of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”), collectively referred to as “Exchange Notes”. The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant. The July 2005 Notes had a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes). The July 2005 Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The July 2007 Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share. The conversion prices of the July 2007 Notes and July 2005 Notes are subject to price adjustments for anti-dilution purposes. Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period. Holders of the July 2007 Notes also have the right to call for repayment of the July 2007 Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer. The July 2007 Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an Amended Registration Rights Agreement, and Amended and Restated Security Agreement (see 2005 Senior Convertible Notes below).

A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006. The warrant exercise price is subject to price adjustment for anti-dilution purposes. As of December 31, 2005, the warrant price was determined to be exercisable at $2.73.

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

In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs. Of the $250 notes issued, $125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (July 2007 Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (July 2005 Notes). The July 2005 and July 2007 Notes are convertible into Common Stock at $2.00 and $1.00, respectively, and have the same terms as the Exchange Notes issued to the investors. Further, a beneficial conversion feature was recorded from the $125 July 2007 Notes issued to Placement Agents of $29 during August 2004.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement. Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2 and 3 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 and 3 percent for each 30 business days thereafter, but no more than 18 percent of the purchase price of the unconverted note balance. Late registration fee of $1,028 has been recorded as interest expense during the year ended December 31, 2005.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”). The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment. As of December 31, 2005, the Company has complied with all scheduled interest payments.

On August 9, 2005, the July 2005 Notes, accrued interest and late registration fees were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007  (see 2005 Senior Convertible Notes below).

During the year ended December 31, 2005, $485 of the Long-Term Notes were converted into 485,750 of the Company’s common stock at a conversion price of $1.00 per share.

As of December 31, 2005 our gross outstanding loan balance of the July 2005 and July 2007 Notes totaled $0 and $2,369, respectively. As of December 31, 2004, our gross outstanding loan balance of the July 2005 and July 2007 Notes totaled $2,854 and $2,855, respectively. As of December 31, 2005 and December 31, 2004, un-amortized discounts for beneficial conversion feature and warrants totaled $303 and $851, and other asset debt issuance costs totaled $43 and $183, respectively. Interest expense for the amortization of debt issuance cost and discount on note was $689 and $789 for the year ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the effective interest rates for the July 2007 Notes were 32%. As of December 31, 2004, the effective interest rates for the July 2005 and July 2007 Notes were 22% and 32% respectively.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as other liability as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a net gain of $550 and $747 for the year ended December 31, 2005 and 2004, respectively. The fair value of warrants outstanding was $0 at December 31, 2005. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.16 years; (2) volatility of 88%, (3) risk free interest of 4.08%and dividend rate of 0%.

The following is a repayment schedule of the July 2005 and July 2007 Notes based on maturity date of the notes:

July 2005 and 2007 Notes
Repayment Schedule	Minimum
December 31,	Payments

2005	$—
2006	—
2007	2,369
Total	$2,369

Convertible Notes

On June 13, 2005, the Company completed a private placement (the “June 2005 Private Placement”) of 10% Convertible Unsecured Notes Due June 13, 2006 in the aggregate principal amount of $3,250 (the “June 2006 Notes”), together with warrants to purchase up to an aggregate of 893,750 shares of the Company’s common stock (the “Warrants”).

The June 2006 Notes issued by the Company in the June 2005 Private Placement are unsecured and was due on the earlier of June 13, 2006 or the consummation of a follow-on equity or debt offering or restructuring transaction pursuant to which the Company receives gross proceeds of at least $4,000.  Prior to maturity, the June 2006 Notes are interest-only, with interest payments due quarterly, at the rate of 10% per year.  The June 2006 Notes can be prepaid by the Company at any time without penalty.  If, within 120 days following the issue date of the June 2006 Notes, the Company either fails to redeem the notes for the principal amount and accrued interest thereon or fails to close a “Qualified Financing,” then the June 2006 Notes will thereafter be convertible at a conversion price equal to seventy five percent (75%) of the closing price of the Company’s common stock on the first trading day immediately preceding the conversion date.  A “Qualified Financing “ is defined in the June 2006 Notes as any debt or equity financing of the Company resulting in aggregate gross proceeds to the Company of at least $5,000 and in which the holders of at least sixty percent (60%) of the aggregate principal amount of the Company’s July 2007 Notes either (i) agree that the equity or debt securities to be issued in such financing shall be pari passu in order of payment to the July 2007 Notes held by them or (ii) exchange their July 2007 Notes for new securities in the financing transaction. On August 9, 2005, the Company successfully completed Qualified Financing, which resulted in exchange and redemption of the Convertible Notes (see 2005 Senior Convertible Notes below). As a result, the June 2006 Notes never became convertible.

As a part of the June 2005 Private Placement, the Company issued warrants to the purchasers of the June 2006 Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock.  In addition, warrants to purchase 81,250 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.00 per share, provided that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s July 2005 Notes), the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction.  The warrants will expire on June 13, 2010 and are subject to exercise price adjustment for anti-dilution purposes.

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

On August 9, 2005, the June 2006 Notes were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007 (see 2005 Senior Convertible Notes below). The exchange offer was treated as an extinguishment of the June 2006 Notes in accordance with Emerging Issues Task Force No. 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”  The exchange resulted in a $1,247 loss from extinguishment of the June 2006 Notes as of December 31, 2005, which consists of write down of $240 of deferred issue costs in other assets, $92 of contra liability deferred issuance costs, and $915 of debt discount as a result of the change in carrying value of exchanged notes.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $1,160 have been recorded as other liability as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a net gain of $743 for the year ended December 31, 2005. The fair value of warrants outstanding at December 31, 2005 of $418 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.45 years; (2) volatility of 88%, (3) risk free interest of 4.35%and dividend rate of 0%.

2005 Senior Convertible Notes

On August 9, 2005, the Company completed a private placement (the “August 2005 Private Placement”) of $9,878 in principal amount of new 7% Convertible Secured Promissory Notes due August 2007 (the “August 2007 Notes”). The issuance consisted of $5,000 cash, exchange of $1,284 in principal amount of the July 2005 Notes, the exchange of $2,996 in principal amount of the June 2006 Notes, satisfaction of accrued interest and late registration fees in the amount of $589 on the July 2005 Notes, and satisfaction of accrued interest of $9 on the June 2006 Notes. The August 2007 Notes were issued pursuant to a Securities Purchase Agreement dated effective as of August 2, 2005 among the Company, the purchasers of the August 2007 Notes, and the holders of July 2005 Notes and June 2006 Notes of the Company.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rates to 14% per annum on the August 2007 Notes (“Default Rates”). As of December 31, 2005, the Company has made timely interest payments.

The August 2007 Notes are convertible into shares of the Company’s common stock at $2.00 per share Pursuant to an Amended and Restated Security Agreement. The convertible price of the August 2007 Notes is subject price adjustment for anti-dilution purposes. As of December 31, 2005, the convertible price of the August 2007 Notes remained unchanged at $2.00 per share.

Further, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature of $4,808 have been recorded as beneficial conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 93%; (3) risk free interest of 4.06% and dividend rate of 0%. In addition, the Company is required to report a value of the beneficial conversion liability as a fair value and record the fluctuation to the fair value of the beneficial conversion feature liability to current operations. The change in the fair value of the beneficial conversion feature liability resulted in a gain of

$3,849 for the year ended December 31, 2005. The fair value of beneficial conversion features outstanding at December 31, 2005 of $959 was computed using the Black-Scholes model under the following assumptions: (1) 1.59 years; (2) volatility of 88%, (3) risk free interest of 4.41%and dividend rate of 0%.

The August 2007 Notes are secured by substantially all assets of the Company and rank senior to all other obligations of the Company, other than the Company’s loan with Kookmin Bank of South Korea (or any refinancing of such loan), the July 2007 Notes, purchase money asset financing, trade creditors in the ordinary course of business, and any inventory or receivables-based credit facility that the Company may obtain in the future, provided that the amount of the credit facility does not exceed 50% of eligible inventory and 80% of eligible receivables. The August 2007 Notes will automatically convert into common stock if the Company’s common stock has an average closing price of more than $5.00 per share during 30 consecutive trading days.

The Company also issued warrants to the purchasers of the August 2007 Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of  $2.00 per share, which is subject to price adjustment for anti-dilution purposes . The warrants will expire on August 2, 2010.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $4,068 have been recorded as warrant liability as the Company has not yet filed the registration statement, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.17% and dividend rate of 0%. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a net gain of $2,693 for the year ended December 31, 2005. The fair value of warrants outstanding at December 31, 2005 of $1,375 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.59 years; (2) volatility of 88%, (3) risk free interest of 4.35% and dividend rate of 0%.

In connection with the August 2005 Private Placement, the Company entered into an amended and restated registration rights agreement with the holders of the July 2007 Notes, the holders of the August 2007 Notes, and the holders of the above-described outstanding warrants. This amended and restated registration rights agreement replaced all other registration rights agreements previously entered into by us in connection with the private sale by us of convertible notes and warrants. Under the amended and restated registration rights agreement, the Company is required to file a resale registration statement for the shares underlying all of our outstanding convertible notes and warrants, as described above, by October 31, 2005, to enable the resale of such shares by the selling stockholders on a delayed or continuous basis under Rule 415 of the Securities Act. The Company is then required to cause such registration statement to become effective within 60 days after we receive the first written comments on the registration statement from the SEC, or if the SEC notifies us that it will not review the registration statement, within five days after such notification. The Company will be subject to certain monetary penalties, as set forth in the registration rights agreement, if the registration statement is not filed or does not become effective on a timely basis. Specifically, if the Company does not file the registration statement on a timely basis, we will be obligated to pay a late filing fee to the selling stockholders in the amount of 3% of the warrant exercise price on each of the warrants held by them plus 3% of the principal amount of the outstanding notes held by them. This fee will be payable for each period of 30 business days that the filing of the registration statement is made past the required filing date, and the payments will be due 10 business days following the end of each 30-day period. If the registration statement has not been declared effective by the required effective date, the Company will be obligated to pay a monthly late registration fee to the selling stockholders in the amount of 2% of the aggregate warrant exercise prices and aggregate note principal amounts for the first 30 business days after the required effective date, and 1% for each 30-business day period thereafter until the registration statement is declared effective. Notwithstanding the foregoing, the late filing fees and late registration fees will not exceed 18% of the aggregate warrant exercise prices and aggregate note principal amounts.

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

The Company has received first written comments in January 2006.  However, the registration statement has not been made effective within the 60 day period called for by the registration rights agreement and the Company may be subject to default notices by the holders of the convertible notes and warrants.  As of the filing of this report, the Company’s management is not aware of any outstanding default notices

As of December 31, 2005, our gross outstanding loan balance of the August 2007 Notes totaled $9,878. As of December 31, 2005, un-amortized discounts for beneficial conversion feature and warrants totaled $5,663, and other asset debt issuance costs totaled $384, and contra liability debt issuance cost totaled $464. Interest expense for the amortization of debt issuance cost and discount on note was $1,913 and for the year ended December 31, 2005. As of December 31, 2005, the effective interest rate for the August 2007 Notes was 54%.

The following is a repayment schedule of the August 2007 Notes based on maturity date of the notes:

August 2007 Notes
Repayment Schedule	Minimum
December 31,	Payments

2005	$—
2006	—
2007	9,878
Total	$9,878

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005, which allows for borrowings of up to $1,500. The Agreement expires on April 21, 2006, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are considered “Approved” or “Non-Approved” by the financing company. Advances are made on 80% of Approved receivables assigned and 30% of Non-Approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.65 percent to 2 percent plus prime rate as published by the Wall Street Journal, with a minimum annual fee of $30. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. As such, the advances have been classified as short-term secured borrowings in accordance with FAS 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.”  As of December 31, 2005, the Company has borrowed $4,449 and repaid $3,899. The total outstanding advance made under the agreement is $550 as of December 31, 2005, which is presented as short-term debt. The weighted average rate of interest for borrowings made under the Agreement was 8.5% for the year ended December 31, 2005. The Company has $950 available for future borrowings under the Agreement as of December 31, 2005, which is contingent on approval of eligible receivables by the financing company.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea. The loan bears interest at an annual rate of 7.1%. In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed. As of December 31, 2005, the interest rate was increased to 9.2% from delayed interest payments made. This loan is collateralized by the plant facilities and certain equipment in South Korea. During the first eighteen months from the origination date, interest was payable on a monthly basis. In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan. Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating. The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively. The remaining payment of $341 was subsequently made in February 2004. Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period. For the year ended December 31, 2004, principal payments made to Kookmin Bank totaled $296, which includes $422 of foreign exchange translation loss. Principal payments made to Kookmin Bank totaled $1,036 for the year ended December 31, 2005, which includes $95 of foreign exchange translation gain. The outstanding loan balance totaled $2,790, of which $1,343 is included in current portion of long-term debt, as of December 31, 2005.

The notes payable from Kookmin Loan as of December 31, 2005 and 2004 and the activity for the year ended December 31, 2005 is shown in the following table:

	December 31,			December 31,
	2004	Borrowings	Repayments	2005
Kookmin Loan 9.2%, principal $5,488	$3,751	$—	$(1,036)	$2,790

Kookmin Repayment Schedule	Minimum
December 31,	Payments

2006	$1,343
2007	1,240
2008	207
Total	$2,790

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

Warrants

As of December 31, 2005, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

645,162	$4.65	December 31, 2005
563,151	2.73	March 1, 2006
893,750	2.00	June 13, 2010
2,883,965	2.00	August 2, 2010
4,986,028

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

On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan. As of December 31, 2005, there are 2,151,950 options outstanding under the 2002 Equity Plan.

Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, our board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the Plan. No additional options may be granted under the 1996 Company Plan. As of December 31, 2005, there were 3,386,297 options outstanding under the 1996 Company Plan.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There are 234,000 options outstanding under the 2002 Director Plan as of December 31, 2005.

In September 2005, the non-employee directors of our Company were given the opportunity to receive shares of stock under the plan in lieu of past-due director and committee fees that were due to them from periods through September 2005. Such shares were issuable to such directors in lieu of these past-due fees.

Additionally, the Company has 2,221,508 options outstanding at December 31, 2004 which were granted outside the 1996 Company Plan, 2002 Equity Plan and 2002 Director Plan.

The Company applies APB Opinion No. 25 for options when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant. The Company applies SFAS No. 123 for options granted to non-employees who perform services for the Company. Stock-based compensation expense was recognized as follows for the year ended December 31, 2005:

	In accordance with
	APB Opinion	SFAS
	No. 25	No. 123	Total

General and administrative	$—	$41	$41
Research and development	—	—	—
Total	$—	$41	$41

Stock-based compensation expense was recognized as follows for the year ended December 31, 2004:

	In accordance with
	APB Opinion	SFAS
	No. 25	No. 123	Total

General and administrative	$—	$240	$240
Research and development	—	36	36
Total	$—	$276	$276

Stock-based compensation expense was recognized as follows for the year ended December 31, 2003:

	In accordance with
	APB Opinion	SFAS
	No. 25	No. 123	Total

General and administrative	$50	$5	$55
Research and development	6	62	68
Total	$56	$67	$123

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended December 31, 2005, 2004, and 2003, respectively: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and  risk-free interest rate ranging from 2.57% and 4.16%, as appropriate.

The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	8,317,187	$5.33
Granted	1,810,920	3.07
Exercised	(684,165)	1.68
Forfeited	(1,272,481)	5.43
Options outstanding at December 31, 2003	8,171,461	5.11
Granted	795,843	1.89
Exercised	—	—
Forfeited	(1,591,795)	5.34
Options outstanding at December 31, 2004	7,375,509	4.72
Granted	1,048,165	2.18
Exercised	—	—
Forfeited	(429,919)	3.43
Options outstanding at December 31, 2005	7,993,755	$4.45

The weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $1.74, $1.29, and $2.41, respectively. There were 6,451,364 options with a weighted average exercise price of $4.87 exercisable at December 31, 2005, 5,752,412 options with a weighted average exercise price of $5.22 exercisable at December 31, 2004, and 5,080,557 options with a weighted average exercise price of $5.12 exercisable at December 31, 2003.

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date (measurement date). Such options totaled 358,582 with a weighted average fair value of $11.22 were outstanding at December 31, 2005 and December 31, 2004; and 1,327,314 with a weighted average fair value of $4.96 were outstanding at December 31, 2003.

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2005:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Numbers of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.00 -	$1.55	711,575	6.70	$1.26	456,095	$1.19
1.56 -	3.10	2,542,943	5.80	2.41	1,401,856	2.53
3.11 -	4.65	1,843,195	4.80	4.61	1,781,195	4.64
4.66 -	6.20	2,581,519	5.40	6.20	2,564,866	6.20
6.21 -	7.75	—	0.00	—	—	—
7.76 -	9.30	10,000	7.00	8.95	6,000	8.95
9.31 -	10.85	10,000	7.00	9.81	4,000	9.81
10.86 -	12.40	222,585	5.60	12.40	194,193	12.40
12.41 -	13.95	—	0.00	—	—	—
13.96 -	15.50	71,938	6.30	15.00	43,159	15.00
Total		7,993,755			6,451,364

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

The Company has adopted SFAS 144 and as a result the 2003 balances have been reclassified in order to conform with the presentation of 2004 financial statements.

Summarized operating results of Dongyang’s discontinued operations are as follows.

	Year Ended December 31,
	2005	2004	2003

Revenue	—	$22	$1,019
Loss from discontinued equipment manufacturing operations, net of tax	—	(96)	(268)

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

The Company has adopted SFAS 144 and as a result the 2003 balances have been reclassified in order to conform with the presentation of 2004 financial statements.

Summarized operating results of Taesung’s operations are as follows.

	Year Ended Ended December,
	2005	2004	2003

Revenue	—	$172	$2,177
Loss from discontinued equipment manufacturing operations, net of tax	—	(653)	(696)

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

For the year ended December 31, 2003, there was a net gain of $127 in the estimate of expenses associated with the disposal of the discontinued retail golf operations. The change resulted from reducing the net liabilities of the discontinued operations to $0 as there are no additional expenditures associated with the discontinued retail golf operations. There were no assets associated with discontinued retail golf operations at December 31, 2004 and 2005.

The results of operations for all periods presented have been restated for discontinued operations. The operating results of the discontinued operations are as follows:

	Years Ended December 31,
	2005	2004	2003

Net gain (loss) on disposal	$—	$—	$127
Foreign exchange translation gain (loss) during the period	—	—	—
Comprehensive gain (loss)	$—	$—	$127

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

Liquidmetal Golf applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, Liquidmetal Golf recognized compensation when the exercise price of the options was less than the fair value of the underlying stock on the date of grant. There was no compensation expense recorded during the years ended December 31, 2005, 2004, and 2003.

Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Liquidmetal Golf’s net loss would have been as follows:

	Years ended December 31,
	2005	2004	2003

As reported	$—	$—	$127
Pro forma	$—	$—	$15

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended December 31, 2005, 2004, and 2003: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 5.2% to 6.2%, as appropriate.

The following table summarizes Liquidmetal Golf’s stock option transactions for the three years ended December 31, 2005:

		Weighted
	Number of	Average
	Shares	Price

Options outstanding at December 31, 2002	115,500	$8.31
Granted	—	—
Exercised	(300)	16.00
Forfeited	(16,500)	5.73
Options outstanding at December 31, 2003	98,700	8.72
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	8.00
Options outstanding at December 31, 2004	88,700	8.80
Granted	—	—
Exercised	—	—
Forfeited	(10,500)	13.71
Options outstanding at December 31, 2005	78,200	$8.14

There were 78,200 options with a weighted average exercise price of $8.14 exercisable at December 31, 2005. There were 88,700 options with a weighted average exercise price of $8.80 exercisable at December 31, 2004 and there were 98,700 options with a weighted average exercise price of $8.72 exercisable at December 31, 2003.

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date. Such options totaled 10,000, 10,000, and 131,250 with weighted average fair values of $5.74, $5.74 and $5.74 were outstanding at December 31, 2005, 2004 and 2003, respectively.

The following summarizes Liquidmetal Golf’s stock options outstanding and exercisable by the different exercise prices at December 31, 2005:

	Number of Options	Weighted Average	Number of Options
	Outstanding at	Remaining Contract	Exercisable at
Exercise Price	December 31, 2005	Life (Years)	December 31, 2005
$0.50	10,000	1.33	10,000
$8.00	60,000	3.83	60,000
$16.00	5,700	2.33	5,700
$24.00	2,500	2.58	2,500
	88,700		78,200

18. Income Taxes

For all financial statement periods presented, there was no provision for domestic income taxes. However, there was approximately $8 of tax expense during the twelve months ended December 31, 2003, related to foreign taxes incurred by Dongyang, a 51% owned subsidiary, which is included as part of loss from discontinued operations on the consolidated statements of operations and comprehensive loss (see Note 17).

The significant components of deferred tax assets were as follows:

	Years Ended December 31,
	2005	2004	2003

Non-employee stock compensation	$—	$109	$51
Allowance for bad debt	9	37	44
Loss carry forwards	32,428	31,403	27,202
Other	1,139	1,244	1,569
Total deferred tax asset	33,576	32,793	28,866
Valuation allowance	(33,576)	(32,793)	(28,866)
Total deferred tax asset, net	$—	$—	$—

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to income (loss) before income taxes:

	Years Ended December 31,
	2005	2004	2003

Federal tax expense	(34.00)%	(34.00)%	(34.00)%

State tax expense, net	(1.74)%	(4.79)%	(1.62)%

Foreign income not subject to income tax	22.09%	4.96%	24.16%

Other	0.09%	0.79%	0.36%
Increase in valuation allowance	13.56%	33.04%	11.13%

Total tax provision	0.0%	0.00%	0.03%

As of December 31, 2005, the Company had approximately $90,000 of net operating loss (“NOL”) carry forwards for U.S. federal income tax purposes expiring in 2006 through 2025. In addition, the Company has state NOL carryforwards of approximately $34,000 expiring in 2010 through 2015. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2005, Liquidmetal Technologies, Inc. had approximately $52,000 in federal NOL carryforwards, expiring in 2006 through 2025 and approximately $25,000 in state NOL carryforwards, expiring in 2011 through 2015. Liquidmetal Golf, Inc. had approximately $38,000 of federal NOL carryforwards, expiring in 2012 through 2025 and approximately $9,000 in state NOL carryforwards expiring in 2010 through 2015.

As of December 31, 2005, the Company had approximately $199 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2025. In addition, the Company has California R&D credit carryforwards of approximately $269, which do not expire under current California law.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Year ended December 31, 2005:
Revenue to external customers	$5,894	$10,471	$16,365
Gross profit	2,505	(1,270)	1,236
Total segment income	1,746	(7,747)	(6,002)
Total identifiable assets at end of period	1,199	16,473	17,672

Year ended December 31, 2004:
Revenue to external customers	$3,956	$13,473	$17,429
Gross profit	1,807	3,454	5,261
Total segment income	1,227	2,330	3,557
Total identifiable assets at end of period	842	22,635	23,477

Year ended December 31, 2003:
Revenue to external customers	$2,997	$10,661	$13,658
Gross profit	1,466	(5,970)	(4,504)
Total segment income	369	(21,140)	(20,771)
Total identifiable assets at end of period	959	23,832	24,791

Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Years ended December 31,
	2005	2004	2003

Total segment income (loss) before minority interest, interest expense and discontinued operations	$(6,002)	$3,557	$(20,771)
General and administrative expneses, excluded	(6,904)	(11,354)	(13,110)
Consolidated loss before interest, other income, income taxes, minority interest and discontinued operations	(12,905)	(7,797)	(33,881)
Loss from extinguishment of debt	(1,247)	(1,663)	—
Change in value of warrants, net	3,985	747	—
Change in value of beneficial conversion feature	3,849	—	—
Other income	—	302	—
Interest expense	(4,945)	(3,603)	(390)
Interest income	17	37	304
Gain on sale of marketable securities held-for-sale	—	—	1,178
Income taxes	—	—	—
Minority interest in loss of consolidated subsidiary	—	—	21
Gain (loss) from discontinued oeprations, net	—	(749)	-837
Consolidated net loss	$(11,246)	$(12,726)	$(33,605)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters. These expenses primarily include corporate salaries, consulting, professional fees and facility costs. Research and development expenses are included in the operating costs of the segment that performed the research and development.

Included in our bulk alloy revenue to external customers are equipment sales from our Dongyang subsidiary and Taesung equipment division in Korea, both of which were divested in March and June 2004 respectively. External revenue from our discontinued equipment manufacturing operations includes  $0.2 million for the years ended December 31, 2004.

Reconciling information for the balance sheets between reportable segments and the Company’s consolidated totals is shown in the following table:

	December 31,
	2005	2004

Total segment assets	$17,672	$23,477
Cash and cash equivalents	1,392	742
Restricted cash	—	754
Prepaid expenses and other current assets	340	801
Other property, plant and equipment	473	975
Intangibles, net	1,186	1,143
Other assets	500	616
Total Consolidated Assets	$21,563	$28,508

Assets excluded from segments include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company’s intangible assets, consisting primarily of the Company’s patents and trademarks.

Certain customers accounted for more than 10% of revenues from continuing operations as follows:

	Year Ended December 31,
	2005	2004	2003

Samsung	10%	5%	10%
Charm Tech	—	32%	—
Pntel	8%	30%	2%
United States Government	9%	10%	16%
Growell Metal	—	12%	—
LLPG	—	—	12%

Revenues from sales to companies in the United States of America were $8,523, $5,546 and $6,050 during the years ended December 31, 2005, 2004 and 2003, respectively. The revenue related to the United States of America was earned under three defense-related research and development contracts and sales of coatings products.

During the year ended December 31, 2005, the Company had revenue on sales to companies outside of the United States of $7,829 of which $5,047 represented sales to companies located in South Korea. During the year ended December 31, 2004, the Company had revenue on sales to outside of the United States of $11,883 of which $9,545 represented sales to companies located in South Korea. During the year ended December 31, 2003, the Company had revenue on sales to companies outside of the United States of $7,608, of which $4,559 represented sales to companies located in South Korea.

Long-lived assets include net property, plant, and equipment and net intangible assets. The Company had long-lived assets of $2,107 and $1,594 located in the United States at December 31, 2005 and 2004, respectively. The Company had long-lived assets of  $12,846 and $15,422 located in South Korea at December 31, 2005 and December 31, 2004, respectively. Further, the Company has long lived assets located in China of $ 106 and $47 at December 31, 2005 and 2004 respectively, as a result of a new plant that opened during August 2004 (see Note 1).

20. Income (Loss) Per Common Share

Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

	For the Years ended December 31,
	2005	2004	2003

Weighted average basic shares	41,833,058	41,609,652	41,505,218
Effect of dilutive securities:
Stock options	—	—	—
Conversion of notes payable	—	—	—
Weighted average diluted shares	41,833,058	41,609,652	41,505,218

Options to purchase 7,993,755 shares of common stock at prices ranging from $0.88to $15.00 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive. Options to purchase approximately 6,899,164 shares of common stock at prices ranging from $1.18 to $15.00 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive. Options to purchase approximately 8,171,461 shares of common stock at prices ranging from $1.16 to $15.50 per share were outstanding at December 31, 2003, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

Warrants to purchase 4,986,028 shares of common stock between $2.00 and $4.65 per share outstanding at December 31, 2005 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive. Warrants to purchase 1,208,313 shares of common stock between $3.00 and $4.65 per share were outstanding at December 31, 2004 but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive. Warrants to purchase 645,162 shares of common stock at $4.65 per share were outstanding at December 31, 2003.

21. Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

The Company and certain of the present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ. John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold were appointed co-lead plaintiffs (the “Lead Plaintiffs”), but Mr. Mamanteo later withdrew. In September 2004, the five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action. The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005. The Amended Complaint alleges that the Prospectus issued in connection with our initial public offering in May 2002 contained material misrepresentations and omissions regarding our historical financial condition and regarding a personal stock transaction by our former chief executive officer. The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of our business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of our products to artificially inflate the value of our stock. The Amended Complaint seeks unspecified compensatory damages and other relief. The Company, along with other defendants, filed a Motion to Dismiss Plaintiffs’ Consolidated Amended Class Action Complaint in March 2005.  The Motion to Dismiss was denied in December 2005, and the defendants served their Answer and Affirmative Defenses to the Consolidated Amended Class Action Complaint on December 16, 2005.  The Lead Plaintiffs Motion for Class Certification is presently due in April 2006.  The Company intends to vigorously defend against the class action. The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm the Company’s business and have a material adverse impact on the Company’s financial condition.

In addition to the above, certain of present and former officers and directors, as well as the Company as a nominal defendant, have been named in three shareholder derivative actions. Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California.   A third shareholder derivative complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T-23TBM. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal shareholder class action. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief.

The two shareholder derivative complaints in California state court have been consolidated. The Company, along with other defendants, have thrice succeeded in having the Plaintiffs’ complaints dismissed for their failure to adequately plead demand futility.  Most recently, on September 15, 2005, we, along with other defendants, filed a demurrer to the Plaintiffs’ Consolidated Second Amended Shareholder Derivative Complaint dated August 16, 2005.  In hearings on October 19, 2005, and January 20, 2006, the presiding judge sustained the demurrer, dismissing the second amended complaint but giving the plaintiffs until February 3, 2006, within which to serve a third amended complaint.  The plaintiffs filed their Consolidated Third Amended Shareholder Derivative Complaint on February 3, 2006.  The Company anticipates filing a demurer, seeking dismissal of the third amended complaint.

In the Florida derivative action, the Plaintiff filed a First Amended Shareholder Derivative Complaint on November 22, 2004.  The Company, along with other defendants, filed a Motion to Dismiss in December 2004, to which the Plaintiff responded in opposition in February 2005.  On January 20, 2006, the presiding judge granted our Motion to Dismiss, dismissing the complaint based upon the plaintiff’s failure to adequately plead futility.  On February 17, 2006, the plaintiff filed its Notice of Appeal of the Court’s Order granting the Motion to Dismiss.  The plaintiff’s initial brief is presently due  on April 4, 2006.  A mediation of the class and derivative actions is scheduled for early April 2006.  We intend to vigorously defend against the derivative actions. The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm the Company’s business and have a material adverse impact on our financial condition.

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies. The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $830 has not been refunded as of December 31, 2004. On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement. The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement. As of December 31, 2005, the unearned distribution fee remained unchanged at $830.

In August 2004, the Company entered into a consulting agreement whereby the Company was to receive services from a third party to improve the Company’s bulk alloy manufacturing process. The service is to be provided from 2004 through February 2006. The total amount of service fees is $172, of which $78 and $15 was included in trade accounts payable as of December 31, 2005 and 2004, respectively.

Operating Leases

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

Minimum
December 31,	Payments

2006	$706
2007	322
2008	117
2009	77
2010	1
Total	$1,223

Rent expense was $508, $479, and $1,419 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

23. Related Party Transactions

In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation primarily owned and led by Jack Chitayat, a former director.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  In turn, the Company will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000. No royalty payments were received to date under this agreement.

The Company has a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the years ended December 31, 2005 and 2004, amounted to $20 and $0, respectively.

The Company is a party to a consulting agreement with William Johnson, a board member. Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy. The agreement currently continues on a month-to-month basis. During the years ended December 31, 2005 and 2004, the Company incurred 15 and $90 in consulting fees from Mr. Johnson, respectively.

The Company is a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of the Company.  Under this agreement, Chitnis Consulting has been engaged to provide consulting services on an as-needed basis through December 31, 2005.  During the years ended December 31, 2005 and 2004, the Company incurred $53 and $54 in consulting fees from Chitnis Consulting, respectively.

Soo Buchanan, the sister of John Kang and James Kang, was employed by the Company and was paid aggregate compensation of approximately $104 and $43 as of December 31, 2005 and 2004.  Effective, July 31, 2005, Ms. Buchanan was terminated as an employee and began providing services to the Company as a consultant. During 2005, the Company incurred $24 for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $103 and $54 as of December 31, 2005 and 2004, respectively.

In November 2004, the Company entered into an agreement with John Kang, our Chairman, President, and Chief Executive Officer, in which Mr. Kang agreed that certain stock transactions by him in 2002 involving the Company’s common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”). These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering. They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively). Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of the Company’s common stock made by Mr. Kang in August 2002.

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302. Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006. As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004. The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002. As of December 31, 2005, the outstanding amount of the receivable was $235, which is included in other assets. Mr. Kang has paid $67 during 2005. The Company has agreed to defer Mr. Kang’s payment schedule until 2006 as Mr. Kang has agreed accept reduced compensation for the remainder of 2005. The remaining outstanding balance of $235 will be due before the end of 2006.

During the year ended December 31, 2005, the Company executed a $198 promissory note with CK Cho, member of our Board of Directors, for working capital purposes. The note was due and paid in full as of June 30, 2005. The note has an annual rate of interest of 6% resulting in the Company paying approximately $2 in interest. Mr. Cho also holds $620 of Senior Convertible Notes and holds 92,584 exercisable warrants as of December 31, 2005. Further, during the year ended December 31, 2005, Mr. Cho advanced approximately $1,260 to cover short-term liquidity needs. The advances were made without interest and were repaid as of December 31, 2005.

During the year ended December 31, 2005, Ricardo Salas, our President and Chief Executive Officer, and Young Ham, our Chief Financial Officer, advanced the company $75 and $133 to cover short-term liquidity needs, respectively. The advances were made without interest and were repaid as of December 31, 2005.

24. Fourth Quarter Adjustments and Transactions

During the fourth quarter of 2005, the Company wrote-down $260 of primarily raw material inventory considered to be long term as the carrying value of the inventory held as an “Impairment of long-lived assets” in the accompanying Statement of Operations and Comprehensive Loss. While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future as of December 31, 2005 (see Note 6).

Further, the Company amended its third quarter financial statements originally filed on form 10-Q on December 1, 2005, to properly account for the beneficial conversion feature of the senior convertible notes issued in August 2005. Accounting for this feature resulted in a gain of $982 from the change in value of beneficial conversion feature and an increase to interest expense of $130 from additional amortization of debt discounts related to the revaluation of the beneficial conversion feature of the senior convertible debt issued in August 2005. In addition, the company wrote-down $833 of primarily raw material inventory considered to be long term as the carrying value of the inventory held as an impairment charge. While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future.

Schedule II – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Expenses	Write-offs and Payements	Balance at End of Period
Allowance for doubful accounts
Year ended December 31, 2005	$108	$(6)	$(41)	$61
Year ended December 31, 2004	127	84	(103)	108
Year ended December 31, 2003	450	(28)	(295)	127

Product warranty accrual
Year ended December 31, 2005	$519	$101	$14	$634
Year ended December 31, 2004	303	288	(72)	519
Year ended December 31, 2003	237	(297)	363	303

Deferred tax asset valuation allowance *
Year ended December 31, 2005	$32,793	$783	$—	$33,576
Year ended December 31, 2004	28,866	3,927	—	32,793
Year ended December 31, 2003	25,401	3,465	—	28,866

*     The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2005, 2004, and 2003, respectively.