Form 10-K/A
period 2005-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-03-31
CIK 1141240

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

LIQUIDMETAL TECHNOLOGIES, INC.

Amendment No. 1 to the Annual Report of Form 10-K

For the Fiscal Year ended December 31, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2006 to (1) make certain changes to the disclosure in Item 9A and the related “Attestation report of the registered public accounting firm” and (2) amend the “Report of Independent Registered Public Accounting firm” for fiscal year ending December 31, 2004 to include the sentence, “These financial statements and schedule are the responsibility of management.”

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K as of the Company’s fiscal year-ended December 31, 2004. SOX 404 also requires the public accounting firm auditing a public company’s financial statements to attest and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although these requirements were first applicable to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, the Company did not comply with these requirements for such fiscal year as described in the following paragraphs. Therefore, the Company’s former independent registered public accounting firm, Stonefield Josephson, Inc., issued a disclaimer of opinion with respect to the Company’s internal control over financial reporting as of December 31, 2004, and such disclaimer was filed with the Company’s amended Form 10-K filed on May 10, 2005.

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

On January 16, 2006, the Company’s management concluded its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. During the course of its assessment, management has identified the control deficiencies described in the foregoing paragraphs and believes that these deficiencies were remediated as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

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

Changes in internal controls. The Company has made significant changes to the internal controls over financial reporting during 2005. These material changes are described in paragraph 2, 5, and 6 above under the caption “Update on Management’s Assessment of Internal Control Over Financial Reporting.”  In addition, the company has previously disclosed as a material weakness a lack of adequate controls and monitoring of payroll process, as such function was outsourced to a third-party payroll processor that was not certified under SAS 70 (Type II). In August 2005, the Company remediated this weakness by retaining the services of ADP for payroll processing. ADP is certified under SAS 70 (Type II). .

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

Management has represented to us that they have completed their assessment of their internal control over financial reporting as of December 31, 2005, and we have performed a preliminary review of their assessment.  However, due to the timing of our engagement, we were unable to satisfactorily complete an audit of their internal control over financial reporting, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting.  Therefore, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Liquidmetal Technologies, Inc. and our report dated February 23, 2006 expressed an unqualified opinion including an explanatory paragraph on the Company’s ability to continue as a going concern.

Choi, Kim & Park, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 , and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2004 . Our audit also included the financial statement schedule listed at index in Item 15(a) as of and for the years ended December 31, 2004 and 2003. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

March 3, 2005

LIQUIDMETAL TECHNOLOGIES, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A listing of exhibits filed:

EXHIBIT INDEX

Exhibit
Number		Description of Document
23.1	—	Consent of Registered Independent Public Accounting Firm – Choi, Kim, Park, LLP
23.2	—	Consent of Registered Independent Public Accounting Firm – Stonefield Josephson Inc.
31.3	—	Rule 13a – 14(a) Certification – CEO
31.4	—	Rule 13a – 14(a) Certification – CFO
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Liquidmetal Technologies
(Registrant)

Date: March 31, 2006	/s/ Ricardo Salas
Ricardo Salas
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2006	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)