Form 10-K/A
period 2005-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-04-25
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.2

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $55,919,320. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $1.93 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2005, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of June 30, 2005 is deemed to be an affiliate.

LIQUIDMETAL TECHNOLOGIES, INC.

Amendment No. 2 to the Annual Report of Form 10-K

For the Fiscal Year ended December 31, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2006 and as amended by Amendment No. 1 thereto filed on March 31, 2006, to (1) revise the cover page of the Form 10-K to correctly reflect the aggregate market value of our Common Stock held by non-affiliates as of June 30, 2005, (2) amend the disclosure in Item 9A to clarify that, on January 16, 2006, our management “completed” its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005, and (3) to reflect the addition of certain information related to the disclaimer of opinion by our independent registered public accounting firm with respect to the audit of our internal control over financial reporting as of December 31, 2005.

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

On January 16, 2006, the Company’s management completed and concluded its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. During the course of its assessment, management has identified the control deficiencies described in the foregoing paragraphs and believes that these deficiencies were remediated as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

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

Management has represented to us that they have completed their assessment of their internal control over financial reporting as of December 31, 2005, and we have performed a preliminary review of their assessment by reviewing the Company’s documentation of their internal control assessment and performing a limited observation of internal controls.  However, due to the timing of our engagement, we were unable to satisfactorily complete an audit of their internal control over financial reporting, we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, and we were unable to conclude whether management’s assessment is fairly stated.  Therefore, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Liquidmetal Technologies, Inc. and our report dated February 23, 2006 expressed an unqualified opinion including an explanatory paragraph on the Company’s ability to continue as a going concern.

Choi, Kim & Park, LLP

/s/ Choi, Kim & Park, LLP
Los Angeles, California
Certified Public Accountants

February 23, 2006

LIQUIDMETAL TECHNOLOGIES, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A listing of exhibits filed:

EXHIBIT INDEX

Exhibit Number		Description of Document

23.1	—	Consent of Registered Independent Public Accounting Firm – Choi, Kim & Park, LLP
31.3	—	Rule 13a – 14(a) Certification – CEO
31.4	—	Rule 13a – 14(a) Certification – CFO
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Liquidmetal Technologies
(Registrant)

Date: April 25, 2006	/s/ Ricardo A. Salas
Ricardo A. Salas
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2006	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)