Form 10-Q
period 2006-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-05-10
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).  Yes   ☐    No  ☒

As of April 26, 2006, there were 44,056,058 shares of the registrant’s common stock, $.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

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

TABLE OF CONTENTS

PART I

Item 1 –  Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
Condensed Consolidated Statements of Shareholders’ Deficiency (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –  Quantitative and Qualitative Disclosures about Market Risk

Item 4 – Controls and Procedures

PART II – Other Information

Item 1 – Legal Proceedings

Item 1A – Risk Factors

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 – Exhibits

Signatures

Certifications

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2006	2005
ASSETS

Current Assets:

Cash and cash equivalents	$1,263	$1,392
Trade accounts receivables, net of allowance for doubtful accounts of $69 and $61	3,506	2,360
Inventories	1,764	1,748
Prepaid expenses and other current assets	561	609
Total current assets	7,094	6,109

Property, plant and equipment, net	13,300	13,437
Idle equipment	199	193
Other intangibles, net	1,196	1,185
Other assets	547	639
Total assets	$22,336	$21,563

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:

Accounts payable and accrued expenses	7,977	$6,530
Settlement payable	—	3,331
Deferred revenue	407	1,275
Short-term debt	2,286	550
Long-term debt, current portion	1,391	1,343
Other liabilities, current portion	300	483
Warrant liabilities	3,165	1,792
Conversion feature liabilities	1,940	959
Total current liabilities	17,466	16,263

Long-term debt, net of current portion and debt discount of $6,285 and $7,354	7,080	6,338
Other long-term liabilities, net of current portion	391	348
Total liabilities	24,937	22,949

Shareholder’s equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized and 43,956,621 issued and outstanding at March 31, 2006 and 42,187,621 issued and outstanding at December 31, 2005	44	42
Additional paid-in capital	136,607	132,861
Accumulated deficit	(141,622)	(136,559)
Accumulated other comprehensive income	2,370	2,270
Total shareholder’ deficiency	(2,601)	(1,386)

Total liabilities and shareholders’ deficiency	$22,336	$21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenue	$6,555	$2,843
Cost of sales	5,324	2,835
Gross profit	1,231	8

Operating expenses
Selling, general, and administrative	2,705	2,590
Research and development	203	397
Total operating expenses	2,908	2,987
Loss from operations	(1,677)	(2,979)

Change in value of warrants, (loss) gain	(1,289)	133
Change in value of conversion feature, (loss)	(981)	—
Other income	480	—
Interest expense	(1,598)	(1,257)
Interest income	2	6

Loss from continuing operations	(5,063)	(4,097)

Net Loss	(5,063)	(4,097)

Other comprehensive gain (loss):
Foreign exchange translation gain	100	321
Comprehensive loss	$(4,963)	$(3,776)

Per common share basic and diluted:
Net loss per share basic and diluted	(0.12)	(0.10)

Number of weighted average shares - basic and diluted	42,817	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2006

(in thousands, except per share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumu- lated Deficit	Accumulated Other Comprehensive Income (loss)	Total

Balance, December 31, 2005	42,187,621	$42	$132,861	$(136,559)	$2,270	$(1,386)
Conversion of notes payable	59,000	—	59	—	—	59
Common stock issued as director’s fees	10,000	—	15	—	—	15
Common stock issued to Innometal	1,700,000	2	3,448	—	—	3,450
Stock-based compensation	—	—	224	—	—	224
Foreign exchange translation gain	—	—	—	—	100	100
Net loss	—	—	—	(5,063)	—	(5,063)
Balance, March 31, 2006	$43,956,621	$44	$136,607	$(141,622)	$2,370	$(2,601)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(5,063)	(4,097)

Adjustments to reconcile loss from operations to net cash used for operating activities:
(Gain) on disposal of asset	—	(1)
Depreciation and amortization	782	843
Amortization of debt discount	1,229	197
Stock-based compensation	224	—
Bad debt expense (recovery)	28	(20)
Warranty expense	74	42
Loss (gain) from change in value of warrants	1,289	(133)
Loss from change in value of beneficial conversion feature	981	—

Changes in operating assets and liabilities:
Trade accounts receivable	(1,174)	(97)
Inventories	(16)	198
Prepaid expenses and other current assets	48	496
Other assets	17	16
Accounts payable and accrued expenses	1,388	1,546
Deferred revenue	(868)	(20)
Other liabilities	(107)	(81)
Net cash used for operating activities	(1,168)	(1,111)

Investing Activities:
Purchases of property and equipment	(145)	—
Investment in patents and trademarks	(39)	(45)
Net cash used for investing activities	(184)	(45)

Financing Activities:
Proceeds from borrowings	3,995	158
Repayment of borrowings	(2,581)	(308)
Repayment of other liabilities	(33)	(33)
Proceeds from restricted cash	—	754
Net cash provided by financing activities	1,381	571
Effect of foreign exchange translation	(158)	184
Net (decrease) in cash and cash equivalents	(129)	(401)

Cash and cash equivalents at beginning of period	1,392	742
Cash and cash equivalents at end of period	1,263	341

Supplemental cash flow information
Interest paid	$293	$88
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the three months ended March 31, 2006, the $59 of the Company’s 6% senior convertible notes due July 2007 was converted into 59,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

During the three months ended March 31, 2006, the Company fulfilled its settlement payable to Innometal (formerly known as Growell Metal) of $3,450, net of foreign exchange translation loss, through stock issuance of 1,700,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

The accompanying notes are an integral part of the condensed consolidated financial statements

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

(in thousands, except share data)

(unaudited)

1.         Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  In addition, certain reclassifications have been made for consistent presentation.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2006.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, as amended by Form 10-K/A filed on April 25, 2006.

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling, and the manufacture and sale of die casting equipment (see Note 10).  In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

Stock-based compensation

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25 for options when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant.  As permitted, the Company had previously elected to adopt provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation for options granted to non-employees who perform services for the Company and the disclosure-only provisions of options granted to employees.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $224 of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing a $224 increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts. The following table illustrates the pro forma effect on net income for periods prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such periods:

		For the Three
		Months Ended March 31,
		2005

Net loss as reported		$(4,097)

Add:	stock-based employee compensation expense included in reported net loss, net of related tax effects	—

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(783)

Proforma net loss:		$(4,880)
Basic and diluted loss per share:
As reported		$(0.10)
Proforma		$(0.12)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2006 and 2005, respectively: expected volatility of approximately 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 3.6% to 4.3%.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

3.         Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $141,622 as of March 31, 2006.  Cash used for operations for the three months ended March 31, 2006 was $1,168 and cash flow from operations will likely be negative throughout fiscal year 2006.  As of March 31, 2006, the Company’s principal source of liquidity is $1,263 of cash and $3,506 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop and to commercialize and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continues to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The Company completed a $1,000 10% subordinated promissory note on March 17, 2006 for $1,000 aggregate cash received.  Further, the Company borrowed $2,995, offset by repayments of $2,259, under a factoring, loan, and security agreement executed on April 21, 2005 during the three months ended March 31, 2006 to fund our working capital requirements. (See Note 8)

Capital requirements during the next 12 months will depend on numerous factors, including the success of existing products, the development of new applications for Liquidmetal alloys, the resources devoted to develop and support Liquidmetal alloy products.  Specifically, we anticipate that we could need $1,000 to $5,000 over the next twelve months to pursue our current operating plan, although this amount may be lower depending on the orders we receive for our products.  The amount of funding that we plan to seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products, particularly components for cellular phones and flash memory drive casings, and our ability to continue to improve our manufacturing processes.  We evaluate our working capital needs and operating plan assumptions on a monthly basis to determine whether any adjustment to our cash and liquidity outlook is warranted, and we also review potential sources of financing on an ongoing basis.  However, adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be diluted.  If we don’t receive sufficient funding to operate under our current plan, we intend to reduce operations and expenses and shift our focus to the pursuit of licensing transactions and other strategic transactions that are less capital intensive.

4. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	March 31,	December 31,
	2006	2005

Raw materials	$659	$565
Work in process	587	763
Finished goods	518	420
Total inventories	$1,764	$1,748

5. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future. Total amount of idle equipment remaining was $199 and $193 as of March 31, 2006 and December 31, 2005, respectively.

6. Settlement Payable

The settlement payable balance consists of payables to Growell Metal Co., Ltd. (“Growell”), a South Korean metals processing company, as a result of a settlement agreement executed in January 2004. Under terms of the January 2004 settlement of the dispute over certain sales transactions from 2003 and 2002 between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers. Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry. The remaining settlement payable of $2,837 was to be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004. As of December 31, 2005, the settlement payable was not paid to Growell due to Growell’s breach of warranty on equipment repurchased by Liquidmetal Korea. The outstanding balance of payables to Growell from the settlement was $3,331 as of December 31, 2005, net of foreign exchange translation loss.

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

In January 2005, Growell was acquired by a third party, Innometal Co., Ltd., and on March 21, 2006, the Company entered into an Amendment to Settlement Agreement (the “Settlement Amendment”) with Innometal Co., Ltd. (“Innometal”). Under the Settlement Amendment, Innometal and the Company have agreed that the Company’s obligation of $3,331 under the Settlement Agreement will be fully satisfied through the issuance to Innometal of 1,700,000 shares of our common stock. The Company issued 1,700,000 shares to Innometal on March 22, 2006. The shares were issued to Innometal in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Specifically, the shares were issued by virtue of Section 4(2) of the Securities Act in that the issuance did not involve a public offering, Innometal has adequate access to information about the company, and appropriate restrictive legends were affixed to all certificates representing the shares issued to Innometal. The shares received by Innometal under the Settlement Amendment are “restricted securities” within the meaning of Rule 144 under the Securities Act, and Innometal has not been granted any registration rights by the company with respect to such shares.

As an inducement for Innometal to enter into the Settlement Amendment, James Kang, a director and founder of the Company, has entered into a buy-sell agreement with Innometal whereby Mr. Kang has agreed to personally purchase from Innometal, and Innometal has agreed to sell to Mr. Kang, the 1,700,000 shares issued to Innometal under the Settlement Amendment, with such purchase and sale to take place on October 31, 2006. The aggregate purchase price for the shares payable by Mr. Kang under this buy-sell agreement will be approximately $2,800. In order to secure his obligations under the buy-sell agreement, Mr. Kang has pledged to Innometal 500,000 shares of the company’s common stock currently held by him. Mr. Kang will receive no consideration from us in connection with his entering into this buy-sell agreement, and Mr. Kang will not have any registration rights with respect to the shares purchased under the buy-sell agreement.

7. Product Warranty

Management estimates product warranties as a percentage of bulk alloy product sales earned during the period. As of March 31, 2006, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed. The percentage is based on industry averages and historical information. During the three months ended March 31, 2006 and 2005, the Company recorded $74 and $42, respectively, of warranty expense. The product warranty accrual balance is included in accounts payable and accrued expenses.

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption. Under terms of the exchange offer, approximately $5,460 in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2,730 of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2,730 of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”), collectively referred to as “Exchange Notes”. The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant. The July 2005 Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes). The July 2005 Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The July 2007 Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share. Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period. Holders of the July 2007 Notes also have the right to call for repayment of the July 2007 Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer. The July 2007 Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an Amended Registration Rights Agreement, and Amended and Restated Security Agreement (see 2005 Senior Convertible Notes below).

A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006. The warrants issued to placement agents are to expire the later of March 1, 2006 or 100 days after the effectiveness of registration of shares issuable under the warrants and senior convertible debt. The warrant exercise price is subject to price adjustment for anti-dilution purposes. As of March 31, 2006, there were 149,894 warrants outstanding and the exercise price of the warrants was $2.73 per share.

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

In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs. Of the $250 notes issued, $125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (July 2007 Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (July 2005 Notes). The Short-Term and July 2007 Notes are convertible into Common Stock at $2.00 and $1.00, respectively, and have the same terms as the Exchange Notes issued to the investors. Further, a beneficial conversion feature was recorded from the $125 July 2007 Notes issued to Placement Agents of $29 during August 2004.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement. Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2% and 3% of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1% and 3% for each 30 business days thereafter, but no more than 18% of the purchase price of the unconverted note balance. Late registration fee of $856 has been accrued as interest expense as of March 31, 2005.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”). The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment. The Company became compliant with timely interest payments during the third quarter of fiscal year 2006, and as of March 31, 2006, the Company has complied with all scheduled interest payments.

On August 9, 2005, the July 2005 Notes, accrued interest and late registration fees were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007  (see 2005 Senior Convertible Notes below).

During the year end December 31, 2005, $485 of the July 2007 Notes were converted into 485,750 of the Company’s common stock at a conversion price of $1.00 per share. Additionally, during the three months ended March 31, 2006, $59 of the July 2007 Notes were converted into 59,000 of the Company’s common stock at a conversion price of $1.00 per share.

The Company’s gross outstanding loan balance of the July 2007 Notes totaled $2,310 and $2,369 as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, un-amortized discounts for beneficial conversion feature and warrants totaled $272 and $303, and other asset debt issuance costs totaled $35 and $43, respectively. Interest expense for the amortization of debt issuance cost and discount on note was $39 and $197, respectively,  for the three months ended March 31, 2006 and 2005. As of March 31, 2006, the effective interest rate for the July 2007 Notes was 32%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as warrant liability as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a loss of $3 and a gain of $133 for the three months ended March 31, 2006 and 2005, respectively.  The fair value of warrants outstanding was $3 and $0 as of March 31, 2006 and December 31, 2005, respectively.  The fair value of warrants outstanding as of March 31, 2006 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.27 years; (2) volatility of 82%, (3) risk free interest of 4.63%and dividend rate of 0%.

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

As a part of the June 2005 Private Placement, the Company issued warrants to the purchasers of the Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock.  In addition, warrants to purchase 81,250 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.00 per share, provided that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s previously issued 10% Senior Secured Notes Due July 29, 2005), the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction.  The warrants will expire on June 13, 2010 and are subject to exercise price adjustment for anti-dilution purposes. The exercise price of the warrants remained unchanged at $2.00 per share as of March 31, 2006.

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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $1,160 have been recorded as warrant liability as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a loss of $302 and $0 for the three months ended March 31, 2006 and 2005. The fair value of warrants outstanding at March 31, 2006 of $719 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.20 years; (2) volatility of 82%, (3) risk free interest of 4.82%and dividend rate of 0%.

2005 Senior Convertible Debt

On August 9, 2005, the Company completed a private placement (the “August 2005 Private Placement”) of $9,878 in principal amount of new 7% Convertible Secured Promissory Notes due August 2007 (the “August 2007 Notes”). The issuance consisted of $5,000 cash, exchange of $1,284 in principal amount of previously issued 10% Senior Secured Notes Due July 29, 2005 (the “July 2005 Notes”), the exchange of $2,996 in principal amount of previously issued 10% Convertible Unsecured Notes Due June 2006 (the “June 2006 Notes”), satisfaction of accrued interest and late registration fees in the amount of $589 on the previously issued July 2005 Notes, and satisfaction of accrued interest of $9 previously issued June 2006 Notes. The August 2007 Notes were issued pursuant to a Securities Purchase Agreement dated effective as of August 2, 2005 among the Company, the purchasers of the August 2007 Notes, and the holders of previously issued July 2005 Notes and June 2006 Notes of the Company due June 2006.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rates to 14% per annum on the August 2007 Notes (“Default Rates”). As of March 31, 2006, the Company has made timely interest payments.

The August 2007 Notes are convertible into shares of the Company’s common stock at $2.00 per share pursuant to an Amended and Restated Security Agreement. The convertible price of the August 2007 Notes is subject to price adjustment for anti-dilution purposes. As of March 31, 2006, the convertible price of the August 2007 Notes remained unchanged at $2.00 per share.

Further, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $4,808 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 93%; (3) risk free interest of 4.06% and dividend rate of 0%. In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations. The change in the fair value of the conversion feature liability resulted in a loss of $981 for the three months ended March 31, 2006. The fair value of the conversion features outstanding as of March 31, 2006 of $1,940 was computed using the Black-Scholes model under the following assumptions: (1) 1.34 years; (2) volatility of 82%, (3) risk free interest of 4.82% and dividend rate of 0%. The fair value of conversion features outstanding at December 31, 2005 of $959 was computed using the Black-Scholes model under the following assumptions: (1) 1.59 years; (2) volatility of 88%, (3) risk free interest of 4.41%and dividend rate of 0%.

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

The Company also issued warrants to the purchasers of the August 2007 Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of $2.00 per share, which is subject to price adjustment for anti-dilution purposes. As of March 31, 2006, the convertible price of the August 2007 Notes remained unchanged at $2.00 per share. The warrants will expire on August 2, 2010.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $4,068 have been recorded as warrant liability as the Company has not yet filed the registration statement, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.17% and dividend rate of 0%. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a net loss of $985 for the three months ended March 31, 2006. The fair value of warrants outstanding was $2,359 as of March 31, 2006, which was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.34 years; (2) volatility of 82%, (3) risk free interest of 4.82% and dividend rate of 0%. The fair value of warrants outstanding at December 31, 2005 of $1,375 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.59 years; (2) volatility of 88%, (3) risk free interest of 4.35% and dividend rate of 0%.

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

Our gross outstanding loan balance of the August 2007 Notes totaled $9,878 as of March 31, 2006 and December 31, 2005. As of March 31, 2006 and December 31, 2005, un-amortized discounts for beneficial conversion feature and warrants totaled $5,551 and $6,587, and other asset debt issuance costs totaled $316 and $384, and contra liability debt issuance cost totaled $391 and $464, respectively. Interest expense for the amortization of debt issuance cost and discount on note was $1,177 for the three months ended March 31, 2006. As of March 31, 2006, the effective interest rate for the August 2007 Notes was 54%.

Subordinated Promissory Note

On March 17, 2006, the Company issued a $1,000 10% subordinated promissory note due October 16, 2006 (the “October 2006 Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of the Company.  The October 2006 Note is unsecured and subordinated to all prior indebtedness of the Company.  All accrued interest and unpaid principal under the note will be due October 16, 2006.  The proceeds from the October 2006 Note is to be used solely for working capital purposes.  In connection with the October 2006 Note, the Company issued warrants to purchase an aggregate amount of up to 125,000 shares of common stock, exercisable at $2.00 per share.  The warrants will expire on March 17, 2009, and include price adjustment provisions for anti-dilution purposes.  As of March 31, 2006, the exercise price of the warrants remained unchanged at $2.00 per share. There are no registration rights of the shares issuable from the exercise of the warrants.  Further, cashless exercise of the warrants is permitted.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the original fair value of the warrants of $84 have been recorded as warrant liability as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 2.96 years; (2) volatility of 84%; (3) risk free interest of 4.64% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a net gain of $1 which is recorded as change in value of warrants for the three months ended March 31, 2006.  The fair value of warrants outstanding at March 31, 2006 of $83 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.96 years; (2) volatility of 82%, (3) risk free interest of 4.83%and dividend rate of 0%.

Our gross outstanding loan balance of the October 2006 Note totaled $1,000 as of March 31, 2006. As of March 31, 2006, un-amortized discounts for warrants totaled $71. Interest expense for the amortization of discount on the note was $13 for the three months ended March 31, 2006. As of March 31, 2006, the effective interest rate for the October 2006 Note was 22%.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005, which allows for borrowings of up to $1,500. The Agreement expires on April 21, 2006, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are considered “Approved” or “Non-Approved” by the financing company. On January 27, 2006, the terms of the agreement were amended whereas advances are made on 85% of Approved receivables assigned and 50% of Non-Approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.55% to 1.5% plus prime rate as published by the Wall Street Journal, with a minimum annual fee of $30. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. As such, the advances have been classified as short-term secured borrowings in accordance with SFAS 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.”  As of March 31, 2006, the Company has borrowed $2,995 and repaid $2,259 during the three months ended March 31, 2006. The total outstanding advance made under the agreement is $1,286 and $550 as of March 31, 2006 and December 31, 2005, which is presented as short-term debt. The weighted average rate of interest for borrowings made under the Agreement was 9% for the three months ended March 31, 2006. The Company has $214 available for future borrowings under the Agreement as of March 31, 2006, which is contingent on approval of eligible receivables by the financing company.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea. The loan bears interest at an annual rate of 7.1%. In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed. As of March 31, 2006, the interest rate was increased to 9.2% from delayed interest payments made. This loan is collateralized by the plant facilities and certain equipment in South Korea. During the first eighteen months from the origination date, interest was payable on a monthly basis. In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan. Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating. The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively. The remaining payment of $341 was subsequently made in February 2004. Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period. Principal payments made to Kookmin Bank totaled $221 for the three months ended March 31, 2006, which includes $100 of foreign exchange translation loss. The outstanding loan balance totaled $2,568 and $2,790, of which $1,391 and $1,343 is included in current portion of long-term debt, as of March 31, 2006 and December 31, 2005, respectively.

9. Stock Compensation Plan

During the three months ended March 31, 2006, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted 60,000 common shares of the Company for an average exercise price of $0.77. Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

In March 2006, one of the former non-employee directors of our company were given the opportunity to receive shares of stock under the plan in lieu of past-due director and committee fees that were due to him for periods through December 31, 2005. Such shares were issuable to him at an average price of $1.50 per share. As of March 31, 2006, a total of 10,000 shares were issued to non-employee directors in lieu of these past-due fees.

The Company canceled 423,032 options during the three months ended March 31, 2006, for terminated employees and directors.

10. Segment Reporting and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments. In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment. Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities. Bulk Liquidmetal alloys products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment. Revenue and expenses associated with research and development services and product licensing arrangements are included in the bulk Liquidmetal alloy segment. The accounting policies of the reportable segments are the same as those described in Note 3 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, as amended by Form 10-K/A filed on April 25, 2006.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended March 31, 2006
Revenue to external customers	$2,384	$4,171	$6,555
Gross profit	990	241	1,231
Total segment income	805	(385)	419
Total identifiable assets at end of period	878	17,488	18,366

Three months ended March 31, 2005
Revenue to external customers	$1,049	$1,794	$2,843
Gross profit (loss)	568	(560)	8
Income (loss) before interest expense and discontinued operations	327	(1,149)	(822)
Total identifiable assets at end of period	701	22,054	22,755

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months Ended March 31,
	2006	2005

Total segment income (loss) before minority interest, interest expense	$419	$(822)
General and administrative expenses, excluded	(1,616)	(2,157)

Consolidated loss before interest, other income, income taxes, minority interest	(1,197)	(2,979)
Change in value of warrants, net	(1,289)	133
Change in value of conversion feature	(981)	—
Interest expense	(1,598)	(1,257)
Interest income	2	6
Consolidated net loss	$(5,063)	$(4,097)

Included in bulk alloy segment net income for the three months ended March 31, 2006 is $480 of other income recognized from termination of a distribution agreement in March 2006 (see Note 12).

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters. These expenses primarily include corporate salaries, consulting, professional fees and facility costs. Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $2,266 and $1,401 during the three months ended March 31, 2006 and 2005, respectively. The revenue related to the United States of America was earned under defense-related research and development contracts and sales of coatings products.

As of December 31, 2005, one customer represented 12%, or $288, of the total outstanding trade accounts receivable. There are no customers with greater than 10% of accounts receivable as of March 31, 2006. One customer represented 13%, or $845 of total sales for the three months ended March 31, 2006. Three customers represented 80%, or $2,266, of total sales for the three months ended of March 31, 2005.

During the three months ended March 31, 2006, the Company had revenues from companies outside of the United States of $4,289 of which $3,087 represented sales to companies located in South Korea. During the three months ended March 31,

2005, the Company had revenue from sales to companies outside of the United States of $1,442 of which $934 represented sales to companies located in South Korea. The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,604 and $2,107 located in the United States at March 31, 2006 and December 31, 2005, respectively. The Company had long-lived assets of $12,678 and $12,846 located in South Korea at March 31, 2006 and December 31, 2005, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

March 31,
2006

Total segment assets	$18,366
Cash and cash equivalents	1,263
Prepaid expenses and other current assets	561
Other property, plant and equipment	403
Intangibles, net	1,196
Other assets	547
Total Consolidated Assets	$22,336

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters. The Company’s largest assets consist of cash and intangible assets, which consist primarily of the Company’s patents and trademarks.

11.          Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 7,630,723 shares of common stock at prices ranging from $0.77 to $15.00 per share were outstanding at March 31, 2006, but were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive. Warrants to purchase 3,777,715 shares of common stock at $2.00 per share outstanding at March 31, 2006 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive. 7,248,685 of convertible shares from the senior convertible debt were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

12.          Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

The Company and certain of the present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ. John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold were appointed co-lead plaintiffs (the “Lead Plaintiffs”), but Mr. Mamanteo later withdrew. In September 2004, the five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action. The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005. The Amended Complaint alleges that the Prospectus issued in connection with our initial public offering in May 2002 contained material misrepresentations and omissions regarding our historical financial condition and regarding a personal stock transaction by our former chief executive officer. The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of our business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of our products to artificially inflate the value of our stock. The Amended Complaint seeks unspecified compensatory damages and other relief. The Company, along with other defendants, filed a Motion to Dismiss Plaintiffs’ Consolidated Amended Class Action Complaint in March 2005.  The Motion to Dismiss was denied in December 2005, and the defendants served their Answer and Affirmative Defenses to the Consolidated Amended Class Action Complaint on December 16, 2005.  The Lead Plaintiffs Motion for Class Certification was presently due in April 2006.

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

In April 2006, the Company reached agreements in principal to settle the Company’s consolidated securities class action and shareholder derivative actions (see Note 14).

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies. The third party paid the Company a $1,000 distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $830 has not been refunded. On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission was to be applied to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement. As of December 31, 2005, the unearned distribution fee remained unchanged at $830. As of March 31, 2006, the Company has not paid the minimum commission and accrued $350 from the unearned distribution fee for minimum payments due in accounts payable and accrued liabilities. Further, the Company recognized net balance of the unearned distribution fee of $480 as other income during the three months ended March 31, 2006. The Company is currently is in the process of renegotiating the distribution agreement with the same third party to settle the balance.

13.          Related Party Transactions

In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by, Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets. The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company. Under this agreement, we have engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005. On January 1, 2006, the term of the agreement was extended to December 31, 2006. During the three months ended March 31, 2006 and 2005, we incurred $0 and $13 in consulting fees from Chitnis Consulting.

We are a party to a consulting agreement with William Johnson, a board member. Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy. In April 2006, the Company entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006. During the three months ended March 31, 2006 and 2005, we incurred $15 and $15 in consulting fees from Mr. Johnson, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302. Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006. As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004. The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002. As of December 31, 2005, the outstanding amount of the receivable was $235, which is included in other assets, and has remained unchanged as of March 31, 2006.

 14. Subsequent Events

In April 2006, the Company has reached agreements in principle to settle the Company’s previously-disclosed consolidated securities class action and shareholder derivative actions (see Note 12).

If approved by the courts, the agreements would settle the consolidated class action litigation entitled Primavera Investors v. Liquidmetal Technologies, Inc., et al., the consolidated shareholder derivative actions entitled Brian Clair, Derivatively on

Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al. and Joseph Durgin, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., and the shareholder derivative action entitled Robert Story v. John Kang, et al., pending in the United States District Court for the Middle District of Florida, Tampa Division, the Superior Court of Orange County, California, and the United States District Court for the Middle District of Florida, Tampa Division, respectively. The consolidated class action arose from a number of lawsuits filed in 2004 under the federal securities laws against Liquidmetal and certain of its former and current directors and officers. The derivative actions also arose from lawsuits originally filed in 2004 and was based upon the same facts and circumstances underlying the class action.

As part of the agreements, Liquidmetal’s directors’ and officers’ liability insurance carriers will contribute a total of $7,500 to settle all of the actions: $7,025 for the consolidated class action and $475 for the two derivative actions. The funds paid to settle the consolidated class action will be principally paid into an escrow account within a specified period of time after the federal court grants preliminary approval of the settlement. The funds will be disbursed to certain purchasers of Liquidmetal securities according to a distribution plan to be devised and approved by the federal court. In addition, Liquidmetal will commit to maintaining or implementing various corporate governance measures in connection with the settlement of the derivative actions.

Taking into account the insurance contribution, the net cost of the settlement to the company should be approximately $500, which is the insurance deductible the company paid over several quarters ending in the third quarter of 2005, and which the Company previously recorded as a charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

On August 4, 2004, the Company established a plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100% owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business. Weihai Liquidmetal is consolidated into Liquidmetal Technologies with all intercompany transactions eliminated.

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

•                  Exchange rate fluctuations

•                  Warranty accrual

•                  Allowance for doubtful accounts

•                  Inventories at lower of cost or net realizable value

•                  Deferred tax assets

Our Annual Report on Form 10-K for the year ended December 31, 2005,contains further discussions on our critical accounting policies and estimates.

The company adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded during the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense in the first quarter of 2006 of $0.2 million. See Note 1 for further information.

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

Revenue. Revenue increased $3.8 million to $6.6 million for the three months ended March 31, 2006 from $2.8 million for the three months ended March 31, 2005. The increase consisted of an increase of $2.1 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased demand from electronic casings applications, an increase of $0.3 million from our research and development contracts, and an increase of

$1.3 million from sales of our coatings products as a result of increase in demand from oil drilling applications.

Cost of Sales. Cost of sales increased to $5.3 million, or 81% of revenue, for the three months ended March 31, 2006 from $2.8 million, or 100% of revenue, for the three months ended March 31, 2005. The decrease in cost of sales as a percentage of revenue was a result of continued maturing of our manufacturing process, which represents the Company’s efforts to manage costs and focus on our core business, and an increase in revenues generated from our higher margin coatings products. Significant portions of our manufacturing costs continue to remain fixed. We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product. However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $2.7 million, or 41% of revenue, for the three months ended March 31, 2006 from $2.6 million, or 91% of revenue, for the three months ended March 31, 2005. This increase was primarily a result of increase wages and compensation of $0.7 million primarily from recognition of stock based compensation expense during the quarter and increases in employees, advertising and promotions costs of $0.1 million primarily from higher commissions costs, travel expenses of $0.1 million, offset by decreases in professional services by $0.2 million, decrease in insurance costs of $0.4 million, and decrease in depreciation expenses of $0.1 million.

Research and Development Expenses. Research and development expenses decreased to $0.2 million, or 3% of revenue, for the three months ended March 31, 2006 from $0.4 million, or 14% of revenue, for the three months ended March 31, 2005. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys. The decrease was primarily due to decreases in salaries, wages and related costs of $0.2 million

Change in Value of Warrants. Change in value of warrants decreased to a net loss of $1.3 million, or 20% of revenue, for the three months ended March 31, 2006 from a net gain of $0.1 million, or 5% of revenue, for the three months ended March 31, 2005. The change in value of warrant consisted of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, senior convertible debt funded in August 2005, and subordinated promissory note funded in March 2006 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in value of conversion feature was a net loss of $1.0 million, or 15% of revenue, during the three months ended March 31, 2006 from the change in value of conversion feature liability from the senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price. There were no amounts recorded as change in value of conversion feature for the three months ended March 31, 2005.

Other Income. Other income was $480, or 7% of revenue, for the three months ended March 31, 2006 from net gain recognized from termination of a distribution agreement with a Japanese sporting goods distributor originally entered into in March 1996. There were no amounts recognized as other income during the three months ended March 31, 2005.

Interest Expense. Interest expense was $1.6 million, or 24% of revenue, for the three months ended March 31, 2006 and was $1.3 million, or 44% of revenue, for the three months ended March 31, 2005. Interest expense consists primarily of interest accrued on the Kookmin Bank loan funded in February 2003, senior convertible debt funded in March 2004 and exchanged in August 2004, senior convertible debt funded in August 2005, subordinated promissory note funded in March 2006, fees charged from short-term borrowings under the April 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible debt. The increase was primarily due to additional amortization of debt issuance costs and discount on debt funded in June 2005 and August 2005 as well as fees from borrowings made under the April 2005 factoring, loan, and security agreement.

Interest Income. Interest income was $2 thousand for the three months ended March 31, 2006 and was $6 thousand for the three months ended March 31, 2005 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $1.2 million for the three months ended March 31, 2006 and $1.1 million for the three months ended March 31, 2005. Our working deficit increased from $10.2 million at December 31, 2005 to $10.4 million at March 31, 2006. The Company’s working deficit increase of $0.2 million was primarily attributable to increase in accounts payable and accrued liability of $1.4 million, increase in short term debt of $1.7 million, increase in warrant liabilities of $1.4 million, increase in conversion feature liability of $1.0 million, offset by increase in trade accounts receivable of $1.1 million, decrease in settlement payable of $3.3 million, and decrease in deferred revenue of $0.9 million.

Our cash used in investing activities was $0.2 million for the three months ended March 31, 2006 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $1.4 million for the three months ended March 31, 2006, which consists of $1.0 million in proceeds from borrowings from our subordinated promissory note executed in March 2006 and $3.0 million in proceeds from factoring agreement executed in April 2005, offset by $2.6 million on repayment of borrowings. The proceeds from borrowings have been used to meet working capital requirements.

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

We have experienced significant operating losses since our inception. Our net loss for the three months ended March 31, 2006 and 2005 was $5.1 million and $4.1 million, respectively. In the audit report on our financial statements for our fiscal years ended December 31, 2005 and 2004, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, and we plan to seek to raise such funds through public or private equity financing, bank debt financing, or from other sources. Specifically, we anticipate that we could need $1 to $5 million over the next twelve months to pursue our current operating plan, although this amount may be lower depending on the orders we receive for our products. The amount of funding that we plan to seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products, particularly components for cellular phones and flash memory drive casings, and our ability to continue to improve our manufacturing processes. We evaluate our working capital needs and operating plan assumptions on a monthly basis to determine whether any adjustment to our cash and liquidity outlook is warranted, and we also review potential sources of financing on an ongoing basis. However, adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be diluted. If we don’t receive sufficient funding to operate under our current plan, we intend to reduce operations and expenses and shift our focus to the pursuit of licensing transactions and other strategic transactions that are less capital intensive.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of March 31, 2006:

		Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	14,756	1,391	13,365	—	—
Short-term debt (3)	2,286	2,286	—	—	—
Capital lease obligation (4)	42	42	—	—	—
Operating leases and rents	1,009	492	516	1	—
Consulting services payable	86	86	—	—	—
Dongyang	11	11	—	—	—
Nichimen	350	350	—	—	—
	18,540	4,658	13,881	1	—

(1) Contractual cash obligations include Long-Term Debt comprised of $2,310 of Senior Convertible Notes issued in 2004 and $9,878 of Convertible Notes issued in 2005, Short-Term Debt comprised of $1,286 advances received under factoring, loan, and security agreement, $1,000 of unsecured subordinated promissory note issued in 2006, future minimum lease payments under capital and operating leases, and purchase commitments from consultants, payments due from our discontinued equipment manufacturing business (Dongyang), and minimum payments due under a distribution agreement (Nichimen).

(2) Does not include interest payments of $1,342; and un-amortized discounts for beneficial conversion feature and warrants of $6,285 of our convertible notes.

(3) Does not include minimum interest and fee payments of $30.

(4) Includes imputed interest of $1.

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

On January 16, 2006, our management completed and concluded its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. During the course of its assessment, management identified the control deficiencies described in Item 9A of our Form 10-K for the 2005 fiscal year. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, we engaged Choi, Kim & Park LLP (“CKP”) as our new independent registered public accounting firm. While we have advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to conduct an audit of our internal control over financial reporting pursuant to Section 404 of SOX, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005.

Update on Management’s Assessment of Internal Control Over Financial Reporting.

Changes in internal controls. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

In April 2006, the Company reached agreements in principle to settle the Company’s previously-disclosed consolidated securities class action and shareholder derivative actions.

If approved by the courts, the agreements would settle the consolidated class action litigation entitled Primavera Investors v. Liquidmetal Technologies, Inc., et al., the consolidated shareholder derivative actions entitled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al. and Joseph Durgin, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., and the shareholder derivative action entitled Robert Story v. John Kang, et al., pending in the United States District Court for the Middle District of Florida, Tampa Division, the Superior Court of Orange County, California, and the United States District Court for the Middle District of Florida, Tampa Division, respectively. The consolidated class action arose from a number of lawsuits filed in 2004 under the federal securities laws against the Company and certain of its former and current directors and officers. The derivative actions also arose from lawsuits originally filed in 2004 and was based upon the same facts and circumstances underlying the class action.

As part of the agreements, the Company’s directors’ and officers’ liability insurance carriers will contribute a total of $7.5 million to settle all of the actions: $7.0 million for the consolidated class action and $0.5 million for the two derivative actions. The funds paid to settle the consolidated class action will be principally paid into an escrow account within a specified period of time after the federal court grants preliminary approval of the settlement. The funds will be disbursed to certain purchasers of the Company securities according to a distribution plan to be devised and approved by the federal court. In addition, the Company will commit to maintaining or implementing various corporate governance measures in connection with the settlement of the derivative actions.

Taking into account the insurance contribution, the net cost of the settlement to the company should be approximately $0.5 million, which is the insurance deductible the company paid over several quarters ending in the third quarter of 2005, and which the company previously recorded as a charge.

Item 1A – Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2006, in exchange for a $1.0 million loan, we issued a $1.0 million 10% subordinated promissory note due October 16, 2006 (the “October 2006 Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of our company. The October 2006 Note is unsecured and subordinated to all prior indebtedness of the company. All accrued interest and unpaid principal are due October 16, 2006. The proceeds from the October 2006 Note were used for working capital purposes. In connection with the October 2006 Note, we issued warrants to Atlantic Realty to purchase an aggregate amount of up to 125,000 shares of common stock exercisable at $2.00 per share. The warrants will expire on March 17, 2009 and include price adjustment provisions for anti-dilution purposes. There are no registration rights of the shares issuable from the exercise of the warrants. Further, cashless exercise of the warrants is permitted. We claimed exemption from registration for this transaction under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act. The grant of this Note and the accompanying warrant (and the offer of the shares issuable upon exercise of the warrant) did not involve any public offering, was made without general solicitation or advertising, and Atlantic Realty is an accredited investor with access to all relevant information necessary to evaluate the investment and represented to us that the Note, warrant, and underlying shares were being acquired for investment.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

31.1	Certification of the President and Chief Executive Officer, Ricardo A. Salas, as required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Young Ham, as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Ricardo A. Salas, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Young Ham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: May 10, 2006	/s/ Ricardo A. Salas
Ricardo A. Salas
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)