Form 10-Q/A
period 2004-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-07-20
CIK 1141240

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of December 10, 2004, there were 41,609,652 shares of the registrant’s common stock, $.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the U.S. Securities and Exchange Commission (SEC) on December 22, 2004, to restate our financial statements to properly account for the conversion feature of the senior convertible notes issued in March 2004 (see Note 7 to the condensed consolidated financial statements). Additionally, reclassifications to our financial statements have been made for consistent presentation of our warrant liabilities, settlement payable, and change in value of warrant liabilities. This amendment does not reflect events occurring after the filing of the originally filed Form 10-Q.

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	March 31, 2004	December 31, 2003
	(Restated)
ASSETS

Current Assets:

Cash and cash equivalents	$10,749	$3,127
Trade accounts receivables, net of allowance for doubtful accounts of $163 and $127	2,950	3,748
Inventories	5,653	3,731
Prepaid expenses and other current assets	454	395
Assets available for sale, net	556	827
Total current assets	20,362	11,828

Property, plant and equipment, net	17,450	17,743
Other intangibles, net	980	984
Other assets	862	297
Total assets	$39,654	$30,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:

Accounts payable and accrued expenses	$4,363	$3,683
Settlement payable	2,943	2,765
Deferred revenue	837	1,435
Long-term debt, current portion, net of debt discount of $8,652 and $0	1,911	1,032
Other liabilities, current portion	1,302	1,940
Warrant liabilities	717	—
Conversion feature liabilities	5,885	—
Total current liabilities	17,958	10,855

Long-term debt, net of current portion	3,195	3,015
Other long-term liabilities, net of current portion	846	814
Total liabilities	21,999	14,684

Commitments and Contingencies:

Minority interest	—	5

Shareholders’ Equity:

Common stock, no par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at March 31, 2004 and December 31, 2003	42	42
Additional paid-in capital	128,729	128,581
Unamortized stock-based compensation	(7)	(128)
Accumulated deficit	(111,743)	(112,587)
Accumulated other comprehensive income	634	255
Total shareholders’ equity	17,655	16,163

Total liabilities and shareholders’ equity	$39,654	$30,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(Restated)	(Restated)

Revenue	$6,288	$3,199
Cost of sales	3,557	2,660
Gross profit	2,731	539

Operating Expenses:
Selling, general, and administrative	3,065	4,062
Research and development	341	4,038
Total operating expenses	3,406	8,100
Loss from operations	(675)	(7,561)

Change in value of warrants, gain	586	—
Change in value of conversion feature, gain	1,710	—
Interest expense	(396)	(61)
Interest income	12	126
Income (loss) from operations before minority interest and income taxes	1,237	(7,496)

Income taxes	—	—
Minority interest in loss of consolidated subsidiary	—	(7)

Income (loss) from continuing operations	1,237	(7,503)

Income (loss) from discontinued equipment manufacturing operations, net of tax of $0	(393)	7

Net income (loss)	844	(7,496)

Other comprehensive income (loss):
Foreign exchange translation gain (loss)	379	(940)
Unrealized loss on marketable securities held-for-sale	—	(1,141)
Comprehensive income (loss)	$1,223	$(9,577)

Net income (loss) per share basic and diluted:
Income (loss) per share – continuing operations	$0.03	$(0.18)
Loss per share – discontinued operations	$(0.01)	$(0.00)
Income (loss) per share – basic and diluted	$0.02	$(0.18)

Number of weighted average shares – basic and diluted	41,610	41,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(in thousands, except per share data)

	Common Shares	Common Stock	Additional Paid in Capital	Unamortized Stock-option Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
			(Restated)		(Restated)

Balance, December 31, 2003	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163
Stock-based compensation	—	—	261	8	—	—	269
Unamortized stock-based compensation		—	(113)	113	—	—	—
Foreign exchange translation gain	—	—	—	—	—	379	379
Net income	—	—	—	—	844	—	844
Balance, March 31, 2004 (Unaudited) (As Restated)	41,609,652	$42	$128,729	$(7)	$(111,743)	$634	$17,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(Restated)	(Restated)

Operating activities:
Net income (loss)	$844	$(7,496)

Adjustments to reconcile loss from operations to net cash provided by (used for) operating activities:

Depreciation and amortization	894	1,368
Amortization of debt discount	259	—
Gain from change in value of warrants	(586)	—
Gain from change in value of conversion feature	(1,710)	—
Stock-based compensation	269	43
Bad debt expense	72	(243)
Warranty expense	57	64

Changes in operating assets and liabilities:
Accounts receivable	726	1,086
Inventories	(1,922)	(498)
Prepaid expenses and other current assets	(59)	1,093
Other assets	(579)	33
Accounts payable and accrued expenses	623	(3,975)
Unearned revenue	(598)	(413)
Other liabilities	(578)	(2)
Net cash used for continuing operations	(2,288)	(8,940)

Net cash provided by (used) discontinued operations	266	(1,569)
Net cash used for operating activities	(2,022)	(10,509)

Investing Activities:
Purchases of property and equipment	—	(1,858)
Investment in patents and trademarks	(20)	(90)
Investment in marketable securities	—	(1,668)
Net cash used for investing activities	(20)	(3,616)

Financing Activities:
Proceeds from borrowings	9,924	5,488
Repayment of other liabilities	(369)	(2)
Stock options exercised	—	498
Net cash provided by financing activities	9,555	5,984

Effect of foreign exchange translation	109	1,327
Net increase (decrease) in cash and cash equivalents	7,622	(6,814)

Cash and cash equivalents at beginning of period	3,127	25,058
Cash and cash equivalents at end of period	$10,749	$18,244

Supplemental cash flow information:
Interest paid	$86	$34
Taxes paid	$—	$57

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the three months ended March 31, 2004, the Company sold its 51% ownership interest in Dongyang to the 49% minority shareholder, which resulted in a loss of $46 from disposal of discontinued operations as of March 31, 2004.

During the three months ended March 31, 2004, the change in the foreign exchange between the U.S. Dollar and the South Korean Won resulted in a $577 gain related property, plant and equipment, net and loss of $129 from notes payable.

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three Months Ended March 31,
		2004	2003
		(Restated)	(Restated)

Net income (loss) from continuing operations as reported		$1,237	$(7,503)

Add:	stock-based employee compensation expense included in reported net income, net of related tax effects	270	141

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,709)	(2,017)

Proforma loss from continuing operations		$(202)	$(9,379)

Basic and diluted earnings (loss) per share from continuing operations:
As reported		$0.03	$(0.18)
Pro forma		(0.00)	(0.23)

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

2.                                      Restatement

Growell Restatement

As a part of the accompanying condensed consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to the fact that revenues from equipment sales made to Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), in the first quarter of 2003 should not have been recognized during the period. Revenues of $2,543 from the sale of die casting machines to Growell was previously recorded in the quarter ended March 31, 2003. The 2003 Growell sale of $2,543 had an associated cost of sales of $840 resulting in profit of $1,703. The effect of the restatement is to defer the recognition of revenue on the die casting equipment in 2003 until the quarter ending March 31, 2004.

The die casting equipment were the subject of a previously reported dispute between the Company’s South Korean subsidiary, Liquidmetal Korea Co., Ltd. (“Liquidmetal Korea”), and Growell, which was a former supplier of alloy ingots to Liquidmetal Korea’s Pyongtaek, South Korea manufacturing plant and also a die casting licensee of the Company. The restatement of revenues from the equipment sales is a result of an analysis initiated by the Company based upon the settlement of this dispute in January 2004 and a determination that the original revenue recognition decision did not include consideration of all agreements relating to the subject matter of the transactions. The Company concluded that the equipment sales were contingent upon Liquidmetal Korea’s continued performance under its agreements with Growell, and consequently revenue recognition is deferred until the contingency was ended.

The Company has reclassified the die casting equipment at March 31, 2003 and for subsequent quarterly periods as Machines held by customer, which are included in inventory.

Under terms of a January 10, 2004 settlement of the dispute between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from

Liquidmetal Korea, and supporting equipment purchased from other suppliers. Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry. The remaining settlement payable of $2,837 and trade accounts payable of $14 will be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004, and is included in settlement payable and accounts payable and accrued liabilities in the March 31, 2004 Condensed Consolidated Balance Sheet, respectively. The Company recorded a loss on the settlement at December 31, 2003 of $2,765 which is included in “Cost of Sales” in the December 31, 2003 Consolidated Statements of Operations and Comprehensive Loss. The loss on settlement reflects the write-down of the assets received in the settlement to their fair market value. The loss is accrued for in the “Accounts payable and accrued expenses” section in the December 31, 2003, Consolidated Balance Sheet. The sale of the die casting machines to Growell is reflected in the first quarter of 2004. Under the settlement agreement between the parties, the Company and Growell granted to the other party (and the other party’s affiliates) a release of all known and unknown claims of any nature arising between the parties through the date of settlement, as well as a release against future claims under agreements between the parties that were terminated as a part of the settlement. The settlement agreement provided that all agreements of any nature between the parties and their respective affiliates were terminated as of the date of settlement, with the exception of certain confidentiality agreements, a Liquidmetal coatings distribution agreement, and future rights under the die casting agreement pursuant to which Growell purchased the die casting machines and obtained a license to make auto parts from Liquidmetal alloys. The settlement agreement also includes, as an accommodation to Growell, if the Company becomes aware of any prospective customer that desires to purchase a proprietary Company casting machine at a time when Growell desires to sell any of its Liquidmetal die casting machines, then the Company will not sell such die casting machine to the prospective customer unless the Company first directs the prospective customer to Growell and encourages the prospective customer to purchase the machine from Growell.

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

The results of discontinued operations of the Company’s equipment manufacturing business (see note 5) for the three months ended March 31, 2003 has been combined with continuing operations for comparative purposes. A summary of the significant effects of the restatement is as follows:

	For the Three Months Ended
Consolidated Statements of Operations Data:	3/31/03	3/31/03
	Previously Reported	Restated
	(In thousands, except per share data)

Revenue	$6,559	$3,606
Cost of sales	3,883	3,020
Gross profit	2,676	586
Operating expense:
Selling, general, and administrative	4,507	4,105
Research and development	4,038	4,038
Total operating expenses	8,545	8,143

Loss before interest, other income, income taxes, minority interest and discontinued operations	(5,869)	(7,557)
Interest income (expense), net	68	68

Gain on sale of marketable securities held-for-sale	—	—

Loss before income taxes, minority interest and discontinued operations	(5,801)	(7,489)

Income taxes	—	—

Minority interest in (loss) income of consolidated subsidiary	(7)	(7)

Loss from continuing operations	(5,808)	(7,496)

Net loss	$(5,808)	$(7,496)

Loss per share from continuing operations – basic and diluted	$(0.14)	$(0.18)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,229	41,390

SFAS 133 – Accounting for Derivative Instruments and Hedging Activities

As a part of the accompanying consolidated financial and the notes thereto, the Company has restated certain previously issued financial statements due to an error related to the Company’s accounting for embedded convertible feature of senior convertible notes issued in March 2004 in accordance with Statement of Financial Accounting Standards No. 133,

“Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133). For further discussions on the impact of this restatement, please refer to Note 7.

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

4.                                      Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $111,743 as of March 31, 2004. Cash used in continuing operations for the three months ended March 31, 2004 was $2.3 million and cash flow from continuing operations was negative for the quarter ended March 31, 2004 and cash flow from continuing operations may be negative throughout the remaining fiscal year 2004. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, achieve positive cash flow from continuing operations and profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

We believe that our current cash and cash equivalents, which includes the private equity funding of $9.4 million net cash infusion in March 2004, of which $4.5 million was redeemed as of August 2004 (see Note 7 and Note 13), together with anticipated cash flow from our operations, will be sufficient to fund our and capital expenditure requirements for at least the next 12 months. Our projections of cash flows from operations and, consequently, future cash needs are subject to uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund operations and capital expenditure requirements. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

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

In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder. The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held. Further, the Company agreed to pay Dongyang $155 for previously receivable balance from Growell. The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Donyang to the minority shareholder. The loss from operations for the three months ended March 31, 2004 totaled $50 and is included in the loss from discontinued equipment manufacturing operations for the period. The net payable balance of $75 is to be paid in quarterly installments throughout 2004, and is included in accounts payable and accrued liabilities as of March 31, 2004.

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

	March 31, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$2	$1
Accounts receivable, net	148	256
Inventories	510	477
Prepaid expenses and other current assets	12	113
Total current assets	672	847

Property, plant and equipment, net	$153	$157
Other Assets	104	100
Total assets	$929	$1,104

Current Liabilities:
Accounts payable and accrued expenses	$373	$358

Summarized operating results of Taesung’s operations are as follows.

	For the Three months Ended March 31,
	2004	2003
		(Restated)
Revenue	$100	$225
Loss from discontinued equipment manufacturing operations, net of tax	(297)	17

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

7.                                      Notes Payable

Senior Convertible Note

On March 3, 2004, the Company issued $9.9 million of 6.0% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm (the “Placement Agents”) that served as a financial advisor to the Company for the transaction. The notes are collateralized by the patents held by the Company and second priority mortgage interest in plant facilities and certain equipment in South Korea. The notes are convertible at any time into our common stock at a price of $3.00 per share. Investors in the private placement and the Placement Agents received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants. In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $7,595 have been recorded as conversion feature liabilities as the debt is considered non-conventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 82%; (3) risk free interest of 2.15% and dividend rate of 0%. The fair value of the conversion feature on the date of issuance has been recorded as debt discount to be amortized over the life the debt.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair value of the 1.2 million warrants of $1,302 as been recorded as warrant liabilities as the shares issuable under the warrants have not been registered. The original fair value was and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 0.27 years; (2) volatility of 82%, (3) risk free interest of 0.95% and dividend rate of 0% on the date of issuance.

During the quarter ended March 31, 2004, the original fair value of the embedded conversion feature of $7,595 and the original fair value of the number of warrants issued to investors of $584, and the original fair value of 0.6 million warrants issued to Placement Agents of $718 were recorded as discounts of the convertible note. In addition, $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost in other assets.

As of March 31, 2004, outstanding loan balance approximated $9,924, un-amortized discounts for conversion feature and warrants totaled $8,653 and other asset debt issuance costs totaled $566 in other assets. Interest expense for the amortization of debt issuance cost and discount on note was $258. for the quarter ended March 31, 2004. As of March 31, 2004, the effective interest rate was 38%.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations. The change in the fair value of the conversion feature liability resulted in a gain of $1,710 for the three months ended March 31, 2004. The fair value of conversion feature liability outstanding at March 31, 2004 was $5,885. The fair value of conversion features outstanding at March 31, 2004 was computed using the Black-Scholes model under the following assumptions: (1) 2.92 years; (2) volatility of 85%, (3) risk free interest of 1.99% and dividend rate of 0%.

The Company is obligated, pursuant to a Registration Rights Agreement between the Company, the Placement Agents and the note holders dated March 1, 2004 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants on or before March 31, 2004 or, within 25 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 60 days following the relevant filing date. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative fair values of the warrants of $1,302 have been recorded as a liability during March 2004 as the Company has not yet filed the registration statement. Further, the $9,924 balance of the note and un-amortized discounts for conversion feature and warrants of $8,653 is presented as current liability as of March 31, 2004 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the Registration Rights Agreement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the period from March 1, 2004 to March 31, 2004, the change of the fair value of the warrants resulted in a gain of $586. The fair value of warrants outstanding at March 31, 2004 of $717 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.27~0.19 years; (2) volatility of 95%, (3) risk free interest of 0.95% and dividend rate of 0%. As of December 2004, the Company has not received any demands for payment from the note holders.

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

Because this note payable is denominated in South Korea Won, the balance will fluctuate with the exchange rate between the U.S. Dollar and the South Korean Won, resulting in the recognition of foreign exchange gains or losses that are included in other comprehensive loss. At March 31, 2004, the balance of the note was $3,835 resulting in the recognition of a cumulative foreign exchange loss of $127 which is included in the net foreign exchange loss of $127 in other comprehensive loss during the three months ended March 31, 2004.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended March 31, 2004:
Revenue to external customers	$1,016	$5,272	$6,288
Gross profit	467	2,264	2,731
Income before minority interest, interest expense and discontinued operations	349	1,480	1,829
Total identifiable assets at end of period	985	23,698	24,683

Three months ended March 31, 2003(restated):
Revenue to external customers	$772	$2,427	$3,199
Gross profit	379	160	539
Loss before minority interest, interest expense and discontinued operations	(126)	(4,210)	(4,336)
Total identifiable assets at end of period	616	27,719	28,335

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months Ended March 31,
	2004	2003
	(Restated)	(Restated)
Total operating income (loss) before minority interest, interest expense and discontinued operations	$1,829	$(4,336)
General and administrative expenses	(2,504)	(3,225)

Consolidated loss before interest expense, minority interest, Interest expense and discontinued operations	(675)	(7,561)
Change in value of warrants, gain	586	—
Change in value of conversion feature, gain	1,710	—
Interest expense	(396)	(61)
Interest income	12	126
Minority interest in income of consolidated subsidiary	—	(7)
Income (loss) from discontinued operations, net	(347)	7
Loss from disposal of discontinued operations, net	(46)	—
Consolidated net income (loss)	$844	$(7,496)

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

Long-lived assets include net property, plant, and equipment, net intangible assets and goodwill. The Company had long-lived assets of $2,378 and $2,547 located in the United States at March 31, 2003 and December 31, 2002, respectively. The Company had long-lived assets of $16,204 and $16,395 located in South Korea at March 31, 2003 and December 31, 2003, respectively. Of the assets located in South Korea, $153 and $215 was from long lived assets of our discontinued equipment manufacturing business at March 31, 2004, and December 31, 2003.

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

10.                               Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. Common stock equivalents consist of 8,706,413 and 7,058,499 equity instruments at March 31, 2004 and 2003, respectively

11.                               Commitments

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

The Company has restated certain previously issued financial statements due to the fact that revenues from equipment sales made to Growell in the first quarter of 2003 should not have been recognized in those periods (see Note 2). Growell owned 285,715 shares of the Company’s common stock as of December 31, 2003. In addition, the Company purchased 891,100 shares of Growell’s outstanding common stock in July 2002. The Company ultimately sold these shares in April 2003 and recognized a gain of $1,178 on the transaction.

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

•                       Exchange rate fluctuations

•                       Warranty accrual

•                       Allowance for doubtful accounts

•                       Inventories at lower of cost or net realizable value

•                       Deferred tax assets

•                       Valuation of derivatives of warrants and embedded conversion features

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

Change in Value of Warrants. Change in value of warrants increased to a net gain of $0.6 million, or 9% of revenue, for the three months ended March 31, 2004 due to the change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004. There was no change in value of warrants recorded during the three months ended March 31, 2003.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 resulted in a change in value of conversion feature gain of $1.7 million, or 27% of revenue, during the three months ended March 31, 2004 primarily as a result of fluctuations in our stock price. There was no change in value of conversion feature recorded during the three months ended March 31, 2003.

Interest Expense. Interest expense was $0.4 million, or 6% of revenue, for the three months ended March 31, 2004 and was $0.1 million, or 2% of revenue, for the three months ended March 31, 2003. During the three months ended March 31, 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003 and senior convertible debt funded on March 3, 2004, as well as amortization of debt issuance costs and discount on the senior convertible debt. During the three months ended March 31, 2003, interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income. Interest income was $12 for the three months ended March 31, 2004 for interest earned on certificate of deposits. Interest income was $126 for the three months ended March 31, 2003 for interest earned on short-term, investment grade, interest-bearing securities.

Liquidity and Capital Resources

Our cash used in operating activities was $2.0 million, which includes cash provided by our discontinued equipment manufacturing business of $0.3 million, for the three months ended March 31, 2004 and $10.5 million, which includes cash used in our discontinued equipment manufacturing and retail golf businesses of $1.6 million, for the three months ended March 31, 2003. Our working capital increased from $1.0 million at December 31, 2003 to $2.4 million at March 31, 2004. The Company’s working capital increase of $1.4 million was primarily attributable to increase in cash of $7.6 million, increase in inventory of $1.9 million, increase in prepaid and other current assets of $0.1 million, decrease in deferred revenue of $0.6 million, decrease in other current liabilities of $0.6 million, offset by decrease in trade accounts receivables of $0.8 million, decrease in current assets of our discontinued equipment manufacturing business of $0.3 million, increase in accounts payable of $0.7 million, increase in settlement payable of $0.2 million, increase in current portion of notes payable of $0.9 million, increase in warrant liabilities of $0.7 million, and increase in conversion feature liabilities of $5.9 million.

Our cash used in investing activities was $20 thousand for the three months ended March 31, 2004 for the acquisition of property and equipment.

Our cash provided by financing activities was $9.6 million for the three months ended March 31, 2004, which consists of $9.9 million in proceeds from borrowings from our senior convertible debt, offset by $0.4 million on repayment of other liabilities.

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $111,743 as of March 31, 2004. Cash used in continuing operations for the three months ended March 31, 2004 was $2.3 million and cash flow from continuing operations may be negative throughout the fiscal year 2004. Such conditions raise substantial doubt about the ability of the Company continuing as a going concern for a reasonable period of time. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, achieve positive cash flow from continuing operations and profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

31.1	Certification of President and Chief Executive Officer, Ricardo A. Salas, as required by Section 3.02 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Young Ham, as required by Section 3.02 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Ricardo A. Salas, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Young Ham, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: July 20, 2006	/s/ Ricardo A. Salas
Ricardo A. Salas
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 20, 2006	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)