Form 10-Q/A
period 2004-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-07-20
CIK 1141240

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

LIQUIDMETAL TECHNOLOGIES, INC.

AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the U.S. Securities and Exchange Commission (SEC) on January 3, 2005, to restate our financial statements to properly account for the conversion feature of the senior convertible notes issued in March 2004 (see Note 7 to the condensed consolidated financial statements). Additionally, reclassifications to our financial statements have been made for consistent presentation of our warrant liabilities, settlement payable, and change in value of warrant liabilities. This amendment does not reflect events occurring after the filing of the originally filed Form 10-Q.

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
	(unaudited)
	(Restated)
ASSETS

Current Assets:

Cash and cash equivalents	$6,356	$3,127
Trade accounts receivables, net of allowance for doubtful accounts of $198 and $127	4,164	3,748
Inventories	5,966	3,731
Prepaid expenses and other current assets	206	395
Assets available for sale, net	—	827
Total current assets	16,692	11,828

Property, plant and equipment, net	16,639	17,743
Other intangibles, net	1,034	984
Other assets	808	297
Total assets	$35,173	$30,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$3,619	$3,683
Settlement payable	2,950	2,765
Deferred revenue	838	1,435
Long-term debt, current portion, net of debt discounts of $6,678 and $0	2,661	1,032
Warrant liabilities	22	—
Conversion feature liabilities	1,703	—
Other liabilities, current portion	1,019	1,940
Total current liabilities	12,812	10,855

Long-term debt, net of current portion	2,928	3,015
Other long-term liabilities, net of current portion	750	814
Total liabilities	16,490	14,684

Commitments and Contingencies:

Minority interest	—	5

Shareholders’ Equity:

Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at June 30, 2004 and December 31, 2003	42	42
Additional paid-in capital	129,007	128,581
Unamortized stock-based compensation	—	(128)
Accumulated deficit	(111,043)	(112,587)
Accumulated other comprehensive income	677	255
Total shareholders’ equity	18,683	16,163

Total liabilities and shareholders’ equity	$35,173	$30,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except  share data)

(unaudited)

	For the Three		For the Six
	Months EndedJune 30,		Months Ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$4,055	$4,533	$10,343	$7,732
Cost of sales	2,475	4,146	6,032	6,806

Gross profit	1,580	387	4,311	926

Operating Expenses:
Selling, general, and administrative	2,544	4,571	5,609	8,633
Research and development	345	2,736	686	6,774
Total expenses	2,889	7,307	6,295	15,407

Loss from operations	(1,309)	(6,920)	(1,984)	(14,481)

Change in value of warrants, gain	694	—	1,280	—
Change in value of conversion feature, gain	3,904	—	5,614	—
Interest expense	(2,255)	(114)	(2,651)	(175)
Interest income	22	102	34	228
Gain on sale of marketable securities held-for-sale	—	1,178	—	1,178
Income (loss) from operations before minority interest, income taxes, and discontinued operations	1,056	(5,754)	2,293	(13,250)

Income taxes	—	—	—	—
Minority interest in income of consolidated subsidiary	—	10	—	3

Income (loss) from continuing operations	1,056	(5,744)	2,293	(13,247)

Loss from discontinued equipment manufacturing operations, net of tax of $8 for the three and six months ended June 30, 2003	(356)	(317)	(749)	(310)

Net Income (Loss)	700	(6,061)	1,544	(13,557)

Other comprehensive loss
Foreign exchange translation gain	43	1,099	422	159
Net unrealized loss on marketable securities held-for-sale (including transfer of realized gain of $1,178)	—	(527)	—	(1,668)
Comprehensive income (loss)	$743	$(5,489)	$1,966	$(15,066)

Net loss per share basic and diluted:
Income (loss) per share – continuing operations	$0.03	$(0.14)	$0.06	$(0.32)
Loss per share – discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Income (loss) per share basic and diluted	$0.02	$(0.15)	$0.04	$(0.33)

Number of weighted average shares – basic and diluted	41,610	41,597	41,610	41,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six months Ended June 30, 2004

(in thousands, except share data)

				Unamortized
	Common	Common	Paid in	Stock-Based	Accumulated	Comprehensive
	Shares	Stock	Capital	Compensation	Deficit	Income	Total
			(Restated)		(Restated)
Balance, December 31, 2003	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163
Stock-based compensation	—	—	261	15	—	—	276
Unamortized stock-based compensation	—	—	(113)	113	—	—	—
Redemption of convertible notes payable	—	—	278	—	—	—	278
Foreign exchange translation gain	—	—	—	—	—	422	422
Net income	—	—	—	—	1,544	—	1,544
Balance, June 30, 2004 (Unaudited) (As Restated)	41,609,652	$42	$129,007	$—	$(111,043)	$677	$18,,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
	(Restated)	(Restated)
Operating Activities:
Net income (loss)	$1,544	$(13,557)

Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Gain on sale of marketable securities held-for-sale	—	(1,178)
Depreciation and amortization	1,823	2,274
Amortization of debt discount	2,283	—
Gain from change in value of warrants	(1,280)	—
Gain from change in value of conversion feature	(5,614)	—
Stock-based compensation	276	85
Bad debt expense	105	209
Warranty expense	137	188

Changes in operating assets and liabilities:
Accounts receivable	(521)	261
Inventories	(2,235)	(1,422)
Prepaid expenses and other current assets	189	1,129
Other assets	(575)	172
Accounts payable and accrued expenses	(201)	(4,199)
Deferred revenue	(597)	(130)
Other liabilities	(927)	291
Net cash used for continuing operations	(5,593)	(16,295)

Net cash provided by (used for) discontinued operations	822	(633)
Net cash used for operating activities	(4,771)	(16,928)

Investing Activities:
Purchases of property and equipment	—	(2,023)
Proceeds from sale of marketable securities held-for-sale	—	2,578
Investment in patents and trademarks	(102)	(167)
Net cash provided by (used for) investing activities	(102)	388

Financing Activities:
Proceeds from borrowings	9,924	5,488
Repayment of borrowings	(1,841)	—
Repayment of other liabilities	(58)	(17)
Stock warrants exercised	—	5
Stock options exercised	—	594
Net cash provided by financing activities	8,025	6,070

Effect of foreign exchange translation	77	(638)
Net increase (decrease) in cash and cash equivalents	3,229	(11,108)

Cash and cash equivalents at beginning of period	3,127	25,058
Cash and cash equivalents at end of period	$6,356	$13,950

Supplemental cash flow information:
Interest paid	$208	$145
Taxes paid	$—	$126

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Net income (loss) from continuing operations as reported	$1,056	$(5,774)	$2,293	$(13,247)

Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	7	42	277	183

Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,100)	(1,338)	(2,809)	(3,355)

Proforma net loss from continuing operations:	$(37)	$(7,070)	$(239)	$(16,419)

Basic and diluted loss per share:
As reported	$0.03	$(0.14)	$0.06	$(0.32)
Proforma	(0.00)	(0.17)	(0.01)	(0.40)

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

Under terms of a January 10, 2004 settlement of the dispute between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from

Liquidmetal Korea, and supporting equipment purchased from other suppliers. Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry. The remaining settlement payable of $2,837 and trade accounts payable of $14 will be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004, and is included in settlement payable and accounts payable and accrued liabilities in the June 30, 2004 Condensed Consolidated Balance Sheet, respectively. The Company recorded a loss on the settlement at December 31, 2003 of $2,765 which is included in “Cost of Sales” in the December 31, 2003 Consolidated Statements of Operations and Comprehensive Loss. The loss on settlement reflects the write-down of the assets received in the settlement to their fair market value. The loss is accrued for in the “Accounts payable and accrued expenses” section in the December 31, 2003, Consolidated Balance Sheet. The sale of the die casting machines to Growell is recorded as revenue in the first quarter of 2004. Under the settlement agreement between the parties, the Company and Growell granted to the other party (and the other party’s affiliates) a release of all known and unknown claims of any nature arising between the parties through the date of settlement, as well as a release against future claims under agreements between the parties that were terminated as a part of the settlement. The settlement agreement provided that all agreements of any nature between the parties and their respective affiliates were terminated as of the date of settlement, with the exception of certain confidentiality agreements, a Liquidmetal coatings distribution agreement, and future rights under the die casting agreement pursuant to which Growell purchased the die casting machines and obtained a license to make auto parts from Liquidmetal alloys. The settlement agreement also includes, as an accommodation to Growell, if the Company becomes aware of any prospective customer that desires to purchase a proprietary Company casting machine at a time when Growell desires to sell any of its Liquidmetal die casting machines, then the Company will not sell such die casting machine to the prospective customer unless the Company first directs the prospective customer to Growell and encourages the prospective customer to purchase the machine from Growell.

The results of discontinued operations of the Company’s equipment manufacturing business (see note 5) for the three months ended June 30, 2003 has been combined with continuing operations for comparative purposes. A summary of the significant effects of the restatement is as follows:

	For the Three Months Ended
Consolidated Statements of Operations Data:	6/30/03	6/30/03
	Previously Reported	(Restated)
	(In thousands, except per share data)

Revenue	$6,409	$6,409
Cost of sales	6,389	6,124
Gross profit	20	285
Operating expense:
Selling, general, and administrative	4,704	4,704
Research and development	2,809	2,809
Total operating expenses	7,513	7,513

Loss before interest, other income, income taxes, minority interest and discontinued operations	(7,493)	(7,228)
Interest income (expense), net	(13)	(13)

Gain on sale of marketable securities held-for-sale	1,178	1,178

Loss before income taxes, minority interest and discontinued operations	(6,328)	(6,063)

Income taxes	(8)	(8)

Minority interest in (loss) income of consolidated subsidiary	10	10

Loss from continuing operations	(6,326)	(6,061)

Net loss	$(6,326)	$(6,061)

Loss per share from continuing operations – basic and diluted	$(0.15)	$(0.15)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,587	41,597

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

4.             Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $111,043 as of June 30, 2004. Cash used for continuing operations for the six months ended June 30, 2004 was $5.6 million and cash flow from continuing operations may be negative throughout the fiscal year 2004. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, achieve positive cash flow from continuing operations and profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair value of the 1.2 million warrants of $1,302 has been recorded as warrant liabilities as the shares issuable under the warrants have not been registered. The original fair value was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 82%, (3) risk free interest of 0.95% and dividend rate of 0%.

In March 2004, the original fair value of the embedded conversion feature of $7,595 and the original fair value of the 0.6 million warrants issued to investors of $584, and the original fair value of 0.6 million warrants issued to Placement Agents of

$718 were recorded as discounts of the convertible note. In addition, $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost in other assets.

During June 2004, the Company redeemed $1,500 of the outstanding note balance in cash. The redemption resulted in write down of debt issuance costs and debt discount of $1,294 to interest expense and a reduction in conversion feature liabilities of $278 from cancellation of the embedded conversion feature of the redeemed notes to additional paid in capital during the three and six months ended June 30, 2004. Further, 0.5 million of unexercised warrants originally issued to certain Placement Agents in March 2004 expired in June 2004. The change in valuation on the 0.5 million warrants immediately prior to the expiration resulted in a reduction of the warrant liability of $279 to change in value of warrants during the three months ended June 30, 2004.

As of June 30, 2004, our gross outstanding loan balance totaled $8,424, un-amortized discounts for conversion feature and warrants totaled $6,678 and other asset debt issuance costs totaled $517. Interest expense for the amortization of debt issuance cost and discount on note was $1,360 and $1,549 for the three and six months ended June 30, 2004. As of June 30, 2004, the effective interest rates were 38%.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations. The change in the fair value of the conversion feature liability resulted in a gain of $3,904 and $5,614 for the three and six months ended June 30, 2004, respectively. The fair value of conversion feature liability outstanding at June 30, 2004 was $1,703. The fair value of conversion features outstanding at June 30, 2004 was computed using the Black-Scholes model under the following assumptions: (1) 2.67 years; (2) volatility of 97%, (3) risk free interest of 3.16%and dividend rate of 0%.

The Company was obligated, pursuant to a Registration Rights Agreement between the Company, the Placement Agents and the note holders dated March 1, 2004 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants on or before the later of March 31, 2004 or, within 25 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative fair values of the warrants of $1,302 was originally recorded as other liability during March 2004 as the Company has not yet filed the registration statement. Further, the $8,424 balance of the note and un-amortized discounts for conversion feature and warrants of $6,678 is presented as short-term liability as of June 30, 2004 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the Registration Rights Agreement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a gain of $694 and $1,280 for the three and six months ended June 30, 2004, respectively. The fair value of warrants outstanding at June 30, 2004 was $22. which was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.27 years; (2) volatility of 95%, (3) risk free interest of 0.97% and dividend rate of 0%. As of December 2004, the Company has not received any demands for payment from the note holders.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Bulk Alloy	Segment
	Coatings	Products	Totals
Three months ended June 30, 2004:
Revenue from external customers	$706	$3,349	$4,055
Gross profit	327	1,253	1,580
Income before minority interest, interest expense and discontinued operations	192	619	811
Total identifiable assets at end of period	821	24,702	25,523

Three months ended June 30, 2003:
Revenue from external customers	$707	$3,826	$4,533
Gross profit	337	50	387
Income (loss) before minority interest, interest expense and discontinued operations	144	(4,075)	(3,931)
Total identifiable assets at end of period	912	29,664	30,576

Six months ended June 30, 2004:
Revenue from external customers	$1,722	$8,621	$10,343
Gross profit	795	3,516	4,311
Income before minority interest, interest expense and discontinued operations	540	2,100	2,640
Total identifiable assets at end of period	821	24,702	25,523

Six months ended June 30, 2003:
Revenue from external customers	$1,480	$6,252	$7,732
Gross profit	716	210	926
Income (loss) before minority interest, interest expense and discontinued operations	18	(8,285)	(8,267)
Total identifiable assets at end of period	912	29,664	30,576

Reconciling information between reportable segments and the Company’s net loss is shown in the following table:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating income (loss) before minority interest, interest expense and discontinued operations	$811	$(3,931)	$2,640	$(8,267)
General and administrative expenses not allocated to segments	(2,120)	(2,989)	(4,624)	(6,214)
Consolidated loss before interest, other income, income taxes, minority interest and discontinued operations	(1,309)	(6,920)	(1,984)	(14,481)
Change in value of warrants, gain	694	—	1,280	—
Change in value of conversion feature, gain	3,904	—	5,614	—
Interest expense	(2,255)	(114)	(2,651)	(175)
Interest income	22	102	34	228
Gain on sale of marketable securities held-for-sale	—	1,178	—	1,178
Income taxes	—	—	—	—
Minority interest in income of consolidated subsidiary	—	10	—	3
Loss from discontinued operations, net	(356)	(317)	(749)	(310)
Consolidated net income (loss)	$700	$(6,061)	$1,544	$(13,557)

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

Change in Value of Warrants. Change in value of warrants increased to a net gain of $0.7 million, or 17% of revenue, during the three months ended June 30, 2004 due to change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004. There was no change in value of warrants recorded during the three months ended June 30, 2003.

Change in Value of Conversion Feature. Change in value of conversion feature liability from our senior convertible debt funded in March 2004 resulted in a change in value of conversion feature gain of $3.9 million, or 96% of revenue, during the three months ended June 30, 2004 primarily due to fluctuations in our stock price. There was no such amounts recorded for the three months ended June 30, 2003.

Interest Expense. Interest expense was $2.3 million, or 56% of revenue, for the three months ended June 30, 2004 and was $0.1 million, or 3% of revenue, for the three months ended June 30, 2003. During the three months ended June 30, 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003 and accrued interest, amortization of debt issuance costs and debt discount on senior convertible debt funded on March 3, 2004. During the three months ended June 30, 2003, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income. Interest income was $22 thousand for the three months ended June 30, 2004 for interest earned on certificate of deposits. Interest income was $102 thousand for the three months ended June 30, 2003 for interest earned on short-term, investment grade, interest-bearing securities.

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

Research and Development Expenses. Research and development expenses decreased to $0.7 million, or 7% of revenue, for the six months ended June 30, 2004 from $6.8 million, or 88% of revenue, for the six months ended June 30, 2003. This decrease was a result of the Company’s focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys. The decrease of $6.1 million was due to decreases in salaries, wages and the related by $2.4 million, decrease in professional fees, consultant fees, and contract services by $0.6 million, decrease in research grants to institutions by $0.3 million, decrease in laboratory and prototyping expenses by $2.0 million, decrease in depreciation expense by $0.5 million, and a decrease in travel expenses by $0.1 million

Change in Value of Warrants. Change in value of warrants increased to a net gain of $1.3 million, or 12% of revenue, during the six months ended June 30, 2004 due to change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004. There was no change in value f warrants recorded during the six months ended June 30, 2003.

Change in Value of Conversion Feature. Change in value of conversion feature liability from our senior convertible debt funded in March 2004 resulted in a change in value of conversion feature gain of $5.6 million, or 54% of revenue, during the six months ended June 30, 2004 primarily due to fluctuations in our stock price. There were no such amounts recorded for the six months ended June 30, 2003.

Interest Expense. Interest expense was $2.7 million, or 26% of revenue, for the six months ended June 30, 2004 and was $0.2 million, or 2% of revenue, for the six months ended June 30, 2003. During the six months ended June 30, 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003 and accrued interest, amortization of debt issuance costs and debt discount on senior convertible debt funded on March 3, 2004. During the six months ended June 30, 2003, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income. Interest income was $0.2 million, or 3% of revenue, in the six months ended June 30, 2003 due to interest earned on short-term, investment grade, interest-bearing securities. Interest income in the six months ended June 30, 2004 was $34 thousand.

Liquidity and Capital Resources

Our cash used for operating activities was $4.8 million for the six months ended June 30, 2004, which includes cash provided by our discontinued equipment manufacturing business of $0.8 million, and $16.9 million for the six months ended June 30, 2003, which includes cash used for our discontinued retail golf and equipment manufacturing businesses of $0.6 million. Our working capital increased from $1.0 million at December 31, 2003 to $3.9 million at June 30, 2004. The Company’s working capital increase of $2.9 million was primarily attributable to increase in cash of $3.2 million, increase in accounts receivable of $0.4 million, increase in inventory of $2.2 million, decrease in accounts payable and accrued liabilities of $0.1 million, decrease in deferred revenue of $0.6 million, decrease in other current liabilities of $0.9 million, offset by a decrease in prepaid and other current assets of $0.2 million, decrease in assets held for sale from our discontinued equipment manufacturing business of $0.8 million, increase in settlement payable of $0.1 million, increase in current portion of long-term debt of $1.6 million, and increase in conversion feature liabilities of $1.7 million.

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

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $111,043 as of June 30, 2004. Cash used for continuing operations for the six months ended June 30, 2004 was $5.6 million and cash flow from continuing operations may be negative throughout the fiscal year 2004. Such conditions raise substantial doubt about the ability of the Company continuing as a going concern for a reasonable period of time. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, achieve positive cash flow from continuing operations and profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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
(Principal Financial Officer)