Form 10-Q/A
period 2004-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-07-20
CIK 1141240

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

LIQUIDMETAL TECHNOLOGIES, INC.
AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the U.S. Securities and Exchange Commission (SEC) on January 13, 2005, to restate our financial statements to properly account for the conversion feature of the senior convertible notes issued in March 2004 (see Note 7 to the condensed consolidated financial statements). Additionally, reclassifications to our financial statements have been made for consistent presentation of our warrant liabilities, settlement payable, and change in value of warrant liabilities. This amendment does not reflect events occurring after the filing of the originally filed Form 10-Q.

LIQUIDMETAL TECHNOLOGIES, INC.

FORM 10-Q/A Amendment No. 1
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

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(Restated)
ASSETS

Current Assets:

Cash and cash equivalents	$1,396	$3,127
Restricted cash	1,000	—
Trade accounts receivables, net of allowance for doubtful accounts of $203 and $127	3,590	3,748
Inventories	5,681	3,731
Prepaid expenses and other current assets	1,506	395
Assets available for sale, net	—	827
Total current assets	13,173	11,828

Property, plant and equipment, net	15,857	17,743
Other intangibles, net	1,108	984
Other assets	815	297
Total assets	$30,953	$30,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$5,477	$3,683
Settlement payable	2,946	2,765
Deferred revenue	838	1,435
Long-term debt, current portion, net of debt discounts of $3,241 and $0	3,563	1,032
Warrant liabilities	449	—
Conversion feature liabilities	5,467	—
Other liabilities, current portion	636	1,940
Total current liabilities	19,376	10,855

Long-term debt, net of current portion	2,650	3,015
Other long-term liabilities, net of current portion	796	814
Total liabilities	22,822	14,684

Commitments and Contingencies:

Minority interest	—	5

Shareholders’ Equity:

Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at September 30, 2004 and December 31, 2003	42	42
Additional paid-in capital	129,650	128,581
Unamortized stock-based compensation	—	(128)
Accumulated deficit	(122,306)	(112,587)
Accumulated other comprehensive income	745	255
Total shareholders’ equity	8,131	16,163

Total liabilities and shareholders’ equity	$30,953	$30,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

(unaudited)

	For the Three		For the Nine
	Months Ended Sept. 30,		Months Ended Sept. 30,
	2004	2003	2004	2003
	(Restated)		(Restated)	(Restated)

Revenue	$4,615	$3,281	$14,958	$11,013
Cost of sales	3,241	4,595	9,273	11,401

Gross profit (loss)	1,374	(1,314)	5,685	(388)

Operating Expenses:
Selling, general, and administrative	3,569	3,661	9,178	12,294
Research and development	374	981	1,060	7,755
Total expenses	3,943	4,642	10,238	20,049

Loss from operations	(2,569)	(5,956)	(4,553)	(20,437)

Loss from extinguishments of debt	(2,941)	—	(2,941)	—
Change in value of warrants, gain (loss)	(434)	—	846	—
Change in value of conversion feature, gain (loss)	(2,338)	—	3,276	—
Other income	302	—	302	—
Interest expense	(3,283)	(106)	(5,934)	(281)
Interest income	—	53	34	281
Gain on sale of marketable securities held-for-sale	—	—	—	1,178

Loss from operations before minority interest, income taxes and discontinued operations	(11,263)	(6,009)	(8,970)	(19,259)

Income taxes	—	—	—	—
Minority interest in loss (income) of consolidated subsidiary	—	(23)	—	(26)

Loss from continuing operations	(11,263)	(5,986)	(8,970)	(19,233)

Loss from discontinued equipment manufacturing operations, (net of tax of $8 for the nine months ended September 30, 2003)	—	(115)	(749)	(425)

Net loss	(11,263)	(6,101)	(9,719)	(19,658)

Other comprehensive income (loss):
Foreign exchange translation gain	68	687	490	846
Net unrealized loss on marketable securities held-for-sale (including transfer of realized gain of $1,178)	—	—	—	(1,668)

Comprehensive loss	$(11,195)	$(5,414)	$(9,229)	$(20,480)

Net loss per share – basic and diluted:
Loss per share – continuing operations	$(0.27)	$(0.14)	$(0.21)	$(0.46)
Loss per share – discontinued operations	$—	$(0.01)	$(0.02)	$(0.01)
Loss per share basic and diluted	$(0.27)	$(0.15)	$(0.23)	$(0.47)

Number of weighted average shares – basic and diluted	41,610	41,610	41,610	41,532

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine months Ended September 30, 2004

(in thousands, except share data)

				Unamortized
				Stock-
				Based	Accumu-	Compre-
	Common	Common	Paid in	Compen-	lated	hensive
	Shares	Stock	Capital	sation	Deficit	Income	Total
			(Restated)		(Restated)

Balance, December 31, 2003	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163
Stock-based compensation	—	—	261	15	—	—	276
Unamortized stock-based compensation	—	—	(113)	113	—	—	—
Redemption of convertible notes payable	—	—	914	—	—	—	914
Warrants cancelled	—	—	7	—	—	—	7
Foreign exchange translation gain	—	—	—	—	—	490	490
Net loss	—	—	—	—	(9,719)	—	(9,719)
Balance, September 30, 2004 (Unaudited) (As Restated)	41,609,652	$42	$129,650	$—	$(122,306)	$745	$8,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	For the Nine Months
	Ended Sept. 30,
	2004	2003
	(Restated)	(Restated)

Operating Activities:
Net loss	$(9,719)	$(19,658)

Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Loss on disposal of property and equipment	8	—
Gain on sale of marketable securities held-for-sale	—	(1,178)
Depreciation and amortization	2,585	3,462
Loss on extinguishments of debt	2,941	—
Amortization of debt discount	5,633	—
Gain from change in value of warrants	(846)	—
Gain from change in value of conversion feature	(3,276)	—
Stock-based compensation	276	293
Bad debt expense	111	(134)
Warranty expense	269	283

Changes in operating assets and liabilities:
Accounts receivable	47	1,292
Inventories	(1,950)	(1,650)
Prepaid expenses and other current assets	(1,111)	1,464
Other assets	(1,958)	174
Accounts payable and accrued expenses	2,356	(5,139)
Deferred revenue	(597)	62
Other liabilities	(1,231)	291
Net cash used for continuing operations	(6,462)	(20,438)

Net cash provided by (used for) discontinued operations	822	(1,771)
Net cash used for operating activities	(5,640)	(22,209)

Investing Activities:
Purchases of property and equipment	(73)	(1,961)
Proceeds from sale of property and equipment	11	—
Proceeds from sale of marketable securities held-for-sale	—	2,578
Investment in patents and trademarks	(202)	(252)
Net cash provided by (used) for investing activities	(264)	365

Financing Activities:

Proceeds from borrowings	9,924	5,488
Repayment of borrowings	(4,898)	—
Repayment of other liabilities	(91)	(43)
Stock warrants exercised	—	5
Stock options exercised	—	391
Restricted cash	(1,000)	—
Net cash provided by financing activities	3,935	5,841

Effect of foreign exchange translation	238	(469)
Net increase (decrease) in cash and cash equivalents	(1,731)	(16,472)

Cash and cash equivalents at beginning of period	3,127	25,058
Cash and cash equivalents at end of period	$1,396	$8,586

Supplemental cash flow information:
Interest paid	$463	$145
Taxes paid	$—	$126

(continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the nine months ended September 30, 2004, the Company sold its 51% ownership interest in Dongyang to the 49% minority shareholder, which resulted in a loss of $46 from disposal of discontinued operations.

During the nine months ended September 30, 2004, the Company sold assets and liability of its Taesung equipment manufacturing division in Korea to a third party which resulted in a loss of approximately $184.

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

Had the Company determined stock-based compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three		For the Nine
		Months Ended Sept. 30,		Months Ended Sept. 30,
		2004	2003	2004	2003
		(Restated)	(Restated)	(Restated)	(Restated)

Net loss from continuing operations as reported		$(11,263)	$(5,986)	$(8,970)	$(19,233)

Add:	stock-based employee compensation expense includedin reported net loss, net of related tax effects	—	5	276	188

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(910)	(990)	(3,720)	(4,344)

Proforma net loss from continuing operations		$(12,173)	$(6,971)	$(12,414)	$(23,389)

Basic and diluted loss per share:
As reported		$(0.27)	$(0.14)	$(0.21)	$(0.46)
Proforma		(0.29)	(0.17)	(0.30)	(0.56)

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

The Company has also restated certain previously issued financial statements due to an error related to the Company’s accounting for embedded convertible feature of senior convertible notes issued in March 2004, which was exchanged in August 2004, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133). For further discussions on the impact of this restatement, please refer to Note 7.

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

4.                                      Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $122,306 as of September 30, 2004. Cash used for continuing operations for the nine months ended September 30, 2004 was $6.5 million and cash flow from continuing operations may be negative throughout the remaining fiscal year 2004. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

In March 2004, the original fair value of the embedded conversion feature of $7,595 and the original fair value of the 0.6 million warrants issued to investors of $584, and the original fair value of 0.6 million warrants issued to Placement Agents of $718  were recorded as discounts of the convertible note. In addition, $ $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost in other assets.

From June through August 2004, the Company redeemed $4,465 of the outstanding note balance in cash. The redemption resulted in a write down of debt issuance costs and debt discount of $2,277 and $3,571 to interest expense and a reduction in conversion feature liabilities of $636 and $914 from cancellation of the embedded conversion feature of the redeemed notes to additional paid in capital during the three and nine months ended September 30, 2004, respectively. Further, 500,000 of warrants originally issued to a financial advisor for the transaction expired during June 2004 and 163,748 of unexercised warrants originally issued to investors were cancelled as a result of the Company’s redemption of the note balances during the quarter ended September 30, 2004. The 663,748 total expired and canceled warrants immediately prior to the expiration and cancellation resulted in a reduction of warrant liability of $7 and $279 to additional paid in capital and change in value of warrants, respectively, during the three and nine months ended September 30, 2004.

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

The exchange offer was treated as an extinguishment of the March Notes in accordance with Emerging Issues Task Force No. 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”  The exchange resulted in a $2,941 loss from extinguishment of the March Notes, which consisted of write down of $352 of deferred issue costs in other assets, $670 of debt discount, and an increase of $1,919 in conversion feature liability as a result of the change in carrying value of exchanged notes.

In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs. Of the $250 notes issued, $125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (Long-Term Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (Short-Term Notes). The Short-Term and Long-Term Notes are convertible into Common Stock at $2.00 and $1.00, respectively, and have the same terms as the Exchange Notes issued to the investors. Further, $143 of original fair value of the embedded conversion feature of the $250 notes issued to Placement Agents was recorded as conversion feature liabilities during August 2004.

As of September 30, 2004, our gross outstanding loan balance totaled $5,709, un-amortized discounts for conversion feature and warrants totaled $3,241 and other asset debt issuance costs totaled $221. Interest expense for the amortization of debt issuance cost and discount on note was $1,695 and $3,314 for the three and nine months ended September 30, 2004. As of September 30, 2004, the effective interest rates for the July 2005 and 2007 Notes were 40% and 37%, respectively.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement. Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to 2 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 percent for each 30 business days thereafter, but no more than 10 percent of the purchase price of the unconverted note balance. The $5,709 balance of the note and un-amortized discounts for  conversion feature and warrants of $3,241 is presented as current liability as of September 30, 2004 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the amended Registration Rights Agreement. As of December 2004, the Company has not received any demands for payment from the note holders.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations. The change in the fair value of the conversion feature liability resulted in a loss of $2,338 and a gain of $3,276 for the three and nine months ended September 30, 2004, respectively. The fair value of conversion feature liability outstanding at September 30, 2004 was $5,467. The fair value of conversion features outstanding at September 30, 2004 was computed using the Black-Scholes model under the following assumptions: (1) 0.83~2.83 years; (2) volatility of 124%, (3) risk free interest of 2.21%~2.89% and dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative fair values of the warrants of $1,302 have been recorded as other liability during March 2004 as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in fair value of the warrants resulted in a loss of $434, and a gain of $846 for the three and nine months ended September 30, 2004, respectively. The fair value of warrants outstanding at September 30, 2004 was $449, which was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.42 years; (2) volatility of 124%, (3) risk free interest of 2.63% and dividend rate of 0%.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Bulk Alloy	Segment
	Coatings	Products	Totals

Three months ended September 30, 2004:
Revenue from external customers	$988	$3,627	$4,615
Gross profit	466	908	1,374
Total segment income	264	129	393
Total identifiable assets at end of period	814	23,202	24,016

Three months ended September 30, 2003:
Revenue from external customers	$894	$2,387	$3,281
Gross profit (loss)	435	(1,749)	(1,314)
Total segment income (loss)	275	(3,669)	(3,394)
Total identifiable assets at end of period	865	28,329	29,194

Nine months ended September 30, 2004 ((Restated)):
Revenue from external customers	$2,710	$12,248	$14,958
Gross profit	1,260	4,425	5,685
Total segment income	804	2,237	3,041
Total identifiable assets at end of period	814	23,202	24,016

Nine months ended September 30, 2003 ((Restated)):
Revenue from external customers	$2,374	$8,639	$11,013
Gross profit (loss)	1,151	(1,539)	(388)
Total segment income (loss)	293	(11,955)	(11,662)
Total identifiable assets at end of period	865	28,329	29,194

Reconciling information between reportable segments and the Company’s net loss is shown in the following table:

	For the Three		For the Nine
	Months Ended Sept. 30,		Months Ended Sept. 30,
	2004	2003	2004	2003
	(Restated)		(Restated)	(Restated)

Total segment income (loss)	$393	$(3,394)	$3,041	$(11,662)
General and administrative expenses not allocated to segments	(2,962)	(2,562)	(7,594)	(8,775)
Consolidated loss before interest, other income, income taxes, minority interest and discontinued operations	(2,569)	(5,956)	(4,553)	(20,437)

Loss on extinguishments of debt	(2,941)	—	(2,941)	—
Change in value of warrants, gain (loss)	(434)	—	846	—
Change in value of conversion feature, gain (loss)	(2,338)	—	3,276	—
Other income	302	—	302	—
Interest expense	(3,283)	(106)	(5,934)	(281)
Interest income	—	53	34	281
Gain on sale of marketable securities held-for-sale	—	—	—	1,178
Income taxes	—	—	—	—
Minority interest in loss of consolidated subsidiary	—	23	—	26
Loss from discontinued operations, net	—	(115)	(749)	(425)
Consolidated net loss	$(11,263)	$(6,101)	$(9,719)	$(19,658)

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

Loss from Extinguishment of Debt. Loss from extinguishment of debt was $2.9 million, or 64% of revenue, during the three months ended September 30, 2004 on the extinguishment of our March Notes from the exchange in August 2004. There was no such loss recorded during the three months ended September 30, 2003.

Change in Value of Warrants. Change in value of warrants decreased to a net loss of $0.4 million, or 9% of revenue, during the three months ended September 30, 2004 due to the change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004. There was no change in value of warrants recorded during the three months ended September 30, 2003.

Change in Value of Conversion Feature. Change in value of conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 resulted in a change in value of conversion feature loss of $2.3 million, or 51% of revenue, for the three months ended September 30, 2004, primarily due to fluctuations in our stock price. There was no such amounts recorded for the three months ended September 30, 2003.

Other Income. Other income was $0.3 million, or 7% of revenue, during the three months ended September 30, 2004 from certain stock transactions with John Kang, our Chairman, President, and Chief Executive Officer during 2002 (see note 13). There were no amounts recorded as other income for the three months ended September 30, 2003.

Interest Expense. Interest expense was  $3.3 million, or 71% of revenue, for the three months ended September 30, 2004 and was $0.1 million, or 3% of revenue, for the three months ended September 30, 2003. During the three months ended September 30, 2004, interest expense related to the interest accrued, amortization of debt discount and deferred issuance costs on new senior convertible debt originally sold in March 2004, and from accrued interest from the Kookmin Bank loan funded in February 2003. During the three months ended September 30, 2003, interest expense related to the interest accrued on the Kookmin Bank loan.

Interest Income. Interest income was $53 thousand for the three months ended September 30, 2003 for interest earned on short-term, investment grade, interest-bearing securities. There was no interest income for the three months ended September 30, 2004.

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

Loss from Extinguishment of Debt. Loss from extinguishment of debt was $2.9 million, or 20% of revenue, during the nine months ended September 30, 2004 from extinguishment of our March Notes from the exchange in August 2004. There was no such loss recorded during the nine months ended September 30, 2003.

Change in Value of Warrants. Change in value of warrants increased to a net gain of $0.8 million, or 6% of revenue, during the nine months ended September 30, 2004 due to the change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004. There was no change in value of warrants recorded during the nine months ended September 30, 2003.

Change in Value of Conversion Feature. Change in value of conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 resulted in a change in value of conversion feature gain of $3.3 million, or 22% of revenue, for the nine months ended September 30, 2004 primarily due to fluctuations in our stock price. There were no such amounts recoded for the nine months ended September 30, 2003.

Other Income. Other income was $0.3 million, or 2% of revenue, during the nine months ended September 30, 2004 from certain stock transactions with John Kang, our Chairman, President, and Chief Executive Officer during 2002 (see note 13). There were no amounts recorded as other income for the nine months ended September 30, 2003.

Interest Expense. Interest expense was $5.9 million, or 40% of revenue, for the nine months ended September 30, 2004 and was $0.3 million, or 3% of revenue, for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the interest expense was primarily due to the interest accrued, amortization of debt discount and deferred issuance costs on new senior convertible debt originally sold on March 3, 2004, and interest accrued on Kookmin Bank loan funded on February 4, 2003. During the nine months ended September 30, 2003, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income. Interest income was $34 thousand for the nine months ended September 30, 2004 for interest earned on certificate of deposits. Interest income was $0.3 million or 3% of revenue for the nine months ended September 30, 2003 for interest earned on short-term, investment grade, interest-bearing securities.

Liquidity and Capital Resources

Our cash used in operating activities was $5.6 million, which includes $0.8 million cash provided by our discontinued equipment manufacturing business, for the nine months ended September 30, 2004 and $22.2 million, which includes cash used in our discontinued equipment manufacturing and retail golf businesses of $1.7 million, for the nine months ended September 30, 2003. Our working capital decreased from $1.0 million at December 31, 2003 to ($6.2) million at September 30, 2004. The Company’s working capital decrease of $7.2 million was primarily attributable to decrease in cash of $1.7 million, decrease in accounts receivables of $0.2 million, decrease in current assets of our discontinued equipment manufacturing business of $0.8 million, increase in accounts payable of $1.8 million, increase in settlement payable of $0.1 million, increase in current portion of notes payable of $2.5 million, increase in warrant liabilities of $0.4 million, increase in conversion feature liabilities of $5.5 million, offset by an increase in restricted cash of $1.0 million, increase in inventories of $2.0 million, increase in prepaid and other current assets of $1.1 million, decrease in deferred revenue of $0.6 million, and decrease in other current liabilities of $1.3 million.

Our cash used in investing activities was $0.3 million for the nine months ended September 30, 2004 for the acquisition of property and equipment, and investment in patents.

Our cash provided by financing activities was $3.9 million for the nine months ended September 30, 2004, which consists of $9.9 million in proceeds from borrowings from our senior convertible debt offset by $4.9 million on repayment of borrowings, $0.1 million of other liabilities, and increase in restricted cash of $1.0 million.

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $122,306 as of September 30, 2004. Cash used for continuing operations for the nine months ended September 30, 2004 was $6.5 million and cash flow from continuing operations may be negative throughout the remaining fiscal year 2004. Such conditions raise substantial doubt about the ability of the Company continuing as a going concern for a reasonable period of time. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

31.1	Certification of President & Chief Executive Officer, Ricardo A. Salas, as required by Section 3.02 of Sarbanes-Oxley Act of 2002

31.1	Certification of Chief Financial Officer, Young Ham, as required by Section 3.02 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Ricardo A. Salas, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Young Ham, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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