Form 10-K/A
period 2004-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-07-20
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 000-31332

LIQUIDMETAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0264467
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

LIQUIDMETAL TECHNOLOGIES, INC.

Amendment No. 3 to the Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2004

EXPLANATORY NOTE

We are filing this Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2005, as amended on May 10, 2005 and on March 16, 2006, to restate our financial statements to properly account for the conversion feature of the senior convertible notes.  Additionally, reclassifications to our financial statements have been made for consistent presentation of our warrant liabilities, settlement payable, and change in value of warrant liabilities.

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

We had an accumulated deficit of approximately $127.5 million at December 31, 2004. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued equipment manufacturing and retail golf businesses through December 31, 2004.  We may incur additional operating losses in the future. Consequently, it is possible that we may not achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

We have restated our previously reported consolidated financial statements for the fiscal year ended December 31, 2004 to properly account for the conversion feature of the senior convertible notes.  The restatement adjustments resulted in a cumulative net reduction of shareholders’ equity by $4.7 million as of December 31, 2004 and an increase in previously reported net loss by $2.2 million for the year ended December 31, 2004 (see Note 15).  We have restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2002 and 2001.  The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $2.0 million as of December 31, 2002 and an increase in previously reported net loss of $1.1 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively.  Further, the 2003, 2002, and 2001 balances from our 10-K filed on November 10, 2004 have been restated in order to conform with the presentation of 2004 financial statements as a result of application of SFAS 144 over discontinued operations of our equipment manufacturing business (see Note 18).  The selected consolidated financial data presented below includes all such restatements.

See Note 2 in the notes to consolidated financial statements included in this annual report on Form 10-K and in the fiscal 2003 annual report on Form 10-K filed on November 10, 2004, which reflects the restatements of prior year transactions.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Restated)		(Restated)	(Restated)	(Unaudited)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$17,429	$13,658	$9,138	$3,882	$4,200
Cost of sales	12,168	18,162	5,656	1,924	1,983
Gross profit (loss)	5,261	(4,504)	3,482	1,958	2,217

Operating expenses:
Selling, general and administrative	11,591	17,729	13,099	5,239	1,449
Research and development	1,467	8,780	11,825	1,726	455
Impairment of goodwill	—	184	—	—	—
Impairment of long lived assets	—	2,684	—	—	—
Total operating expenses	13,058	29,377	24,924	6,965	1,904

(Loss) income before interest, other income, income taxes, minority interest and discontinued operations	(7,797)	(33,881)	(21,442)	(5,007)	313
Loss from extinguishments of debt	(2,941)	—	—	—	—
Change in value of warrants, gain	747	—	—	—	—
Change in value of conversion feature, gain	2,093	—	—	—	—
Other income	302	—	—	—	—
Interest expense, net	(6,540)	(86)	(603)	(1,095)	(188)
Gain on sale of marketable securities held-for-sale	—	1,178	832	—	—

(Loss) before income taxes, minority interest and discontinued operations	(14,136)	(32,789)	(21,213)	(6,102)	125
Income taxes	—	—	—	—	—
Minority interest in loss of consolidated subsidiary	—	21	118	—	—

(Loss) income from continuing operations	(14,136)	(32,768)	(21,095)	(6,102)	125
(Loss) income from operations of discontinued operations, net	(749)	(964)	83	(5,973)	(8,938)
Gain (loss) from disposal of discontinued operations, net	—	127	1,556	(11,949)	—

Net (loss)	$(14,885)	$(33,605)	$(19,456)	$(24,024)	$(8,813)

(Loss) income per share from continuing operations – basic and diluted	$(0.34)	$(0.79)	$(0.54)	$(0.18)	$0.00

Weighted average common shares used to compute income (loss) per share from continuing operations – basic and diluted	41,610	41,505	38,714	33,323	30,884

	As of December 31,
	2004	2003	2002	2001	2000
	(Restated)		(Restated)	(Restated)	(Unaudited)
	(in thousands, except per share data)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$742	$3,127	$25,058	$2,230	$124
Restricted cash	754	—	—	—	—
Marketable securities held-for-sale	—	—	3,068	—	—
Working capital (deficiency)	(14,910)	(698)	24,845	(9,573)	(1,960)
Total assets	28,508	30,852	27,772	6,680	1,945
Long-term debt and capital leases, including current portion	9,672	4,360	93	2,988	2,506
Shareholders’ equity (deficiency)	4,191	16,163	(50,599)	(7,504)	(3,680)

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

Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloy products.  Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for fiscal year 2001 is based substantially on sales of Liquidmetal alloy coatings. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development; metal processing equipment (see Note 18 for disclosure regarding the disposal of our equipment manufacturing business); and research and development revenue relating primarily to defense and medical applications.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

In conjunction with the divestiture of our Dongyang and Taesung subsidiaries in March and June 2004, respectively, the Company decided to discontinue our equipment manufacturing business in order to conform our operations to our broader corporate business strategy (see Note 18).  Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of our equipment manufacturing operations. The revenue, costs and expenses, assets and liabilities, and cash flows of the equipment manufacturing business were segregated in our accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows.

We have restated our previously issued financial statements for the fiscal year ended December 31, 2004 due to an error related to our accounting for the embedded convertible feature of the senior convertible notes issued in March 2004, which were exchanged in August 2004, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133).

The correction of the error to properly state the fair value of the embedded conversion feature of the senior convertible notes in accordance with SFAS 133 resulted in recognition of $7.6 million as a conversion feature liability as of the issuance of the senior convertible notes in March 2004 as the convertible notes are considered a non-conventional convertible debt instrument.  The correction resulted in recognition of the change in fair value of the embedded conversion feature in the our earnings as a gain of $2.1 million for the year ended December 31, 2004, as well as adjustments to amortization of debt discount as interest expense of $3.0 million for the year ended December 31, 2004, and an additional loss on extinguishment of debt of $1.9 million for the year ended December 31, 2004. Additionally, we recognized $0.9 million in additional paid in capital from redemption and conversion of convertible notes as of December 31, 2004, respectively.

Change in Value of Warrants consists of changes to the fair value of warrants outstanding at each period.  The warrants have been accounted for as a liability in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” with the change in fair values reported in earnings. The fair values are determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding warrants.

Change in Value of Conversion Feature consists of changes to the fair value of the embedded conversion feature of our senior convertible notes.  The embedded conversion feature has been accounted for as a separate derivative instrument in accordance with SFAS 133.  The change in fair values are determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of the conversion features.

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

Impairment of Goodwill.  Impairment of goodwill was $184, or 1% of revenue, in the twelve months ended December 31, 2003.  Impairment of goodwill represents the write-down of the goodwill balance of Dongyang Yudoro (“Dongyang”), our 51% owned subsidiary in South Korea.  During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in the market for its machinery products. These events along with Dongyang’s operating, and cash flow losses, and uncertainty surrounding its future cash flows, led us to evaluate our investment for recoverability as of December 31, 2003.  As a result, we determined that the carrying value of our investment in Dongyang exceeded its fair value as of December 31, 2003 in the amount of $184.  In March 2004, we sold our 51% investment in Dongyang to the 49% minority shareholder (see Note 18).  There was no impairment charge to goodwill in the twelve months ended December 31, 2004.

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

Loss from Extinguishment of Debt. Loss from extinguishment of debt was $2.9 million, or 17% of revenue, during the twelve months ended December 31, 2004 due to the extinguishment of our March Notes as it relates to the exchange in August 2004.  There was no such loss recorded during twelve months ended December 31, 2003.

Change in Value of Warrants. Change in value of warrants was a net gain of $0.7 million, or 4% of revenue, during the twelve months ended December 31, 2004  from the change in valuation of warrant payable issued related to the senior convertible debt funded in March 2004, which was exchanged in August 2004 (see Note 15).  There were no such amounts recorded for the twelve months ended December 31, 2003.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 resulted in a Change in value of conversion feature gain of $2.1 million, or 12% of revenue, during the twelve months ended December 31, 2004, primarily due to fluctuations in our stock price (See Note 15).  There were no such amounts recorded for the twelve months ended December 31, 2003.

Other Income. Other income was $0.3 million, or 2% of revenue, during the twelve months ended December 31, 2004 from certain stock transactions with John Kang, our Chairman, President, and Chief Executive Officer during 2002 (see Note 24).  There were no amounts recorded as other income for the twelve months ended December 31, 2003.

Interest Expense. Interest expense was $6.6 million, or 38% of revenue, in the twelve months ended December 31, 2004 and was $0.4 million, or 3% of revenue, in the twelve months ended December 31, 2003.  During the twelve months ended December 31, 2004, the interest expense was primarily due to the interest accrued, amortization of debt discount and deferred issuance costs on new senior convertible debt originally sold on March 3, 2004 and exchanged in August 2004, and interest accrued on Kookmin Bank loan funded on February 4, 2003.  During the twelve months ended December 31, 2003, interest expense was primarily due to interest accrued on the Kookmin Bank loan to our South Korean subsidiary made on February 4, 2003.

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

These statements should be read in conjunction with Note 2 in the notes to the consolidated financial statements hereto and Note 2 in the notes to consolidated financial statements in the fiscal 2003 annual report on Form 10-K filed on November 10, 2004, which reflects the restatements of prior year transactions.

Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, we reclassified our consolidated financial statements to reflect the discontinuation of our equipment manufacturing operations and retail golf business. The revenue, costs and expenses, assets and liabilities, and cash flows of the equipment manufacturing and our retail golf businesses were segregated in our accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows.  The net operating results, net assets, and net cash flows of the equipment manufacturing and retail golf businesses were reported as discontinued operations in our annual consolidated financial statements and in the condensed consolidated financial statements included in this report on Form 10-K. (see Note 18)

Consolidated Statements of Operations Data:

	For the Three Months Ended
	12/31/04	9/30/04	6/30/04	3/31/04
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
	(Unaudited)
Revenue	$2,471	$4,615	$4,055	$6,288
Cost of sales	2,895	3,241	2,475	3,557
Gross profit (loss)	(424)	1,374	1,580	2,731
Operating expense:
Selling, general, and administrative	2,413	3,569	2,544	3,065
Research and development	407	374	345	341
Total operating expenses	2,820	3,943	2,889	3,406

Loss from operations	(3,244)	(2,569)	(1,309)	(675)
Loss on extinguishments of debt	—	(2,941)

Change in value of warrants, (loss) gain	(99)	(434)	694	586
Change in value of conversion feature, (loss) gain	(1,183)	(2,338)	3,904	1,710
Other income (expense), net	—	302	—	—
Interest income (expense), net	(640)	(3,283)	(2,233)	(384)

Income (loss) from operation before income taxes and discontinued operations	(5,166)	(11,263)	1,056	1,237
Income taxes	—	—	—	—

Income (loss) from continuing operations	(5,166)	(11,263)	1,056	1,237
Loss from discontinued operations, net of tax	—	—	(356)	(393)

Net income (loss)	$(5,166)	$(11,263)	$700	$844

Income (loss) per share from continuing operations – basic and diluted	$(0.12)	$(0.27)	$0.03	$0.03

Weighted average common shares used to compute income / loss per share from continuing operations – basic and diluted	41,610	41,610	41,610	41,610

	For the Three Months Ended
	12/31/03	9/30/03	6/30/03	3/31/03
			(Restated)	(Restated)
	(In thousands, except per share data)
	(Unaudited)
Revenue	$2,645	$3,281	$4,533	$3,199
Cost of sales	6,761	4,595	4,146	2,660
Gross profit (loss)	(4,116)	(1,314)	387	539
Operating expense:
Selling, general, and administrative	5,435	3,661	4,571	4,062
Research and development	1,025	981	2,736	4,038
Impairment of goodwill	184	—	—	—
Impairment of long-lived assets	2,684	—	—	—
Total operating expenses	9,328	4,642	7,307	8,100

Loss from operations	(13,444)	(5,956)	(6,920)	(7,561)

Interest income (expense), net	(86)	(53)	(12)	65

Gain on sale of marketable securities held-for-sale	—	—	1,178	—

Loss from operations before income taxes, minority interest and discontinued operations	(13,530)	(6,009)	(5,754)	(7,496)

Income taxes	—	—	—	—

Minority interest in loss (income) of consolidated subsidiary	(5)	23	10	(7)

Loss from continuing operations	(13,535)	(5,986)	(5,744)	(7,503)

Income (loss) from discontinued operations	(412)	(115)	(317)	7

Net loss	$(13,947)	$(6,101)	$(6,061)	$(7,496)

Loss per share from continuing operations – basic and diluted	$(0.33)	$(0.14)	$(0.14)	$(0.18)

Weighted average common shares used to compute loss per share from continuing operations – basic and diluted	41,610	41,610	41,597	41,390

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities, including our discontinued equipment manufacturing operations, used cash of $6.3 million for the year ended December 31, 2004.  Our operating activities, including our discontinued equipment manufacturing and retail golf operations, used cash of $26.5 million for the year ended December 31, 2003. Cash used in operating activities for the year ended December 31, 2004 resulted from net cash used by continuing operations of $6.4 million offset by net cash provided by discontinued operations of $0.1 million. Cash used in operating activities for the year ended December 31, 2003 resulted from net cash used by discontinued operations of $2.4 million and net cash used by continuing operations of $24.1 million. Our working capital (deficit) was $(14.9) million as of December 31, 2004.

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

Our business is based on commercializing an entirely new and unique technology, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about order flow, unit volumes, manufacturing efficiencies, product cost and pricing, continuing technology improvements, customer adoption practices, strategic licensing relationships and other relevant matters. These assumptions take into account recent significant cost reductions, as well as recent improvements to our manufacturing processes. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $127.5 million as of December 31, 2004. Cash used in continuing operations for the years ended December 31, 2004 and December 31, 2003 was $6.4 million and $24.1 million, respectively.  At December 31, 2004, our principal source of liquidity was $0.7 million of cash and cash equivalents and trade accounts receivables of $1.7 million.   Such conditions raise substantial doubt that our Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.  These operating results occurred while we were developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on our financial resources. The ultimate success of the Company depends on our ability to continue to reduce operating costs, generate higher revenue, achieve positive cash flow from continuing operations and achieve profitability.

On March 3, 2004, we sold $9.9 million of 6.0% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm that served as a financial advisor to the Company for the transaction.  The notes were convertible at any time into our common stock at a price of $3.00 per share.  Investors in the private placement received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants.  In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction. (see Note 15 to the Consolidated Financial Statements)

On August 19, 2004, the Company completed a private exchange offer for its March Notes.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”), collectively referred to as “Exchange Notes”.  In addition, the Company redeemed approximately $4.5 million of the March Notes in cash.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our plant in South Korea.  The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the completion of the exchange offer.  A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  As of December 31, 2004, we were in breach of a covenant in the Note Exchange Agreement requiring us to become current in our SEC filings, as well as file a registration statement with the SEC for the shares into which the notes are convertible, within 90 days of the issue date of the new notes.  If written notice of default is delivered to us for breach of this covenant, then we will have a period of 30 days to cure the breach before it becomes an event of default under the notes, and if the breach is not cured during such time period, the holders of the notes will become entitled to accelerate the remaining balance of their respective notes and declare them immediately due and payable.  As of the date of the filing of this Form 10-K, we have not received a notice for demand for payment as a result of not meeting the registration and listing requirements.

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

On March 3, 2004, the Company issued $9.9 million of 6.0% senior convertible notes due 2007, which was exchanged in August 2004, to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm (the “Placement Agents”) that served as a financial advisor to the Company for the transaction (see Note 15).  The Company used $0.6 million of the proceeds to pay various agents as issuance costs of the notes in March 2004.  From June through August 2004, the Company redeemed $4.5 million of the outstanding note balance in cash.   We used the remaining proceeds of $3.3 million for working capital needs and used $0.8 million as collateral held in certificate of deposit to finance a certain insurance policy.   As of December 31, 2004, $0.7 million of the proceeds are held as cash and cash equivalents.  The remaining proceeds of $0.7 million will be used for working capital needs.

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

We have made no arrangements of the types described in any of the categories that may have a material current or future effect on our financial condition, liquidity or results of operations. See Note 13 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

•                    We value inventories at lower of cost or net realizable value. Management has determined net realizable value to be equal to the selling price of the products to be produced and sold less the cost of disposal. In the event, in future periods, the actual selling prices exceed the estimate for selling prices less cost to sell, an adjustment would be made and income would increase in the period of such determination. Likewise, in the event, in future periods, actual selling prices are lower than the estimate for selling prices, an adjustment would be made and income would decrease in the period of such determination.  During 2003 we reduced the carrying value of raw materials held by our subsidiary, Liquidmetal Korea, by the amounts considered to be obsolete.  During 2003 we reduced the carrying value of our inventories by $1.0 million as we determined that certain raw material and inventories exceeded their net realizable value as of December 31, 2003.   Additionally, we recorded a write-down of $2.8 million of raw material and machine inventory associated with the settlement of a dispute with a customer, Growell, in December 2003.  Such write-down adjustments are included within Cost of Sales. (see Note 7)

•                    We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be realized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

•                    We account for the warrants and embedded conversion feature of our senior convertible notes as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  Fair values of warrants and embedded conversion features are measured at each period end using Black-Scholes models and changes in fair value during the period are reported in our earnings.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are located beginning on page 30 of this report. The supplementary financial information required by this item is located under the caption “QUARTERLY RESULTS” in Item 7 of this report.

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

		Annual Compensation			Long-Term Compensation
Name and Positions	Year	Salary	Bonus	Other Annual Compensation	Shares Underlying Options Granted	All Other Compensation
John Kang (1)	2004	$208,586	—	—	—	—
Chairman of the Board	2003	$300,007	—	—	—	—
	2002	$116,671	—	—	—	—

John Thorne (2)	2004	$37,500	—	—	—	—
Chief Executive Officer	2003	—	—	—	—	—
and President	2002	—	—	—	—	—

James Kang (3)	2004	$300,004	—	—	—	—
Founder and Director	2003	$280,011	—	—	—	—
	2002	$373,334	—	—	2,877,420	—

David Binnie (4)	2004	$142,506	—	—	—	—
Senior VP of Administration	2003	$140,005	—	—	150,000	—
and Secretary	2002	$150,005	—	—	—	—

Tony Chung (5)	2004	$73,544	—	—	80,000	—
VP of Finance	2003	—	—	—	—	—
	2002	—	—	—	—	—

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

	Beneficially Owned
Name	Shares	Percent

John Kang (1)	5,600,474	13%

James Kang (2)	7,003,904	17%

William Johnson	1,195,650	3%

David Binnie (3)	75,115	*

Dean Tanella (4)	26,120	*

Vincent Addonisio (5)	—	*

Robert Biehl	25,000	*

CK Cho (6)	185,102	*

John Thorne	—	*

Tony Chung (7)	47,250	*

All directors and executive officers as a group — 10 persons		34%

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)          The following documents are filed as a part of this report:

1. Financial Statements. The Index to our Consolidated Financial Statements is set forth on page 60 of this report.

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

10.45	—	10% Senior Secured Notes Due 2005 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 20, 2004).
10.46	—	Form of 6% Senior Security Note Due 2007 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on August 20, 2004).
10.47 (1)	—	Employment Agreement, dated January 14, 2005, between Liquidmetal Technologies, Inc. and John Thorne.
14	—	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers. (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004)
21	—	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21 to the Form 10-K filed on November 10, 2004)
23.1	—	Consent of Stonefield Josephson
23.2		Consent of Choi, Kim, & Park, LLP
24.1	—	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
32.1	—	Certification of Pursuant to 18 U.S.C. Section 1350

*                    Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit this Form 10-K.

(1)             Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ Ricardo A. Salas
Ricardo A. Salas
President and Chief Executive Officer

Date: July 20, 2006

	By:	/s/ Young Ham
Young Ham
Chief Financial Officer

Date: July 20, 2006

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ricardo A. Salas and Young Ham and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kang	Chairman of the Board and Director	July 20, 2006
John Kang

/s/ Ricardo A. Salas	Chief Executive Officer and President	July 20, 2006
Ricardo A. Salas	(Principal Executive Officer)

/s/ James Kang	Founder and Director	July 20, 2006
James Kang

/s/ William Johnson	Director	July 20, 2006
William Johnson

/s/ Robert Biehl	Director	July 20, 2006
Robert Biehl

/s/ Dean Tanella	Director	July 20, 2006
Dean Tanella

/s/ CK Cho	Director	July 20, 2006
CK Cho

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Liquidmetal Technologies, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 2, the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004 (the 2004 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). Our audit also included the financial statement schedule listed at index in Item 15(a), except for the correction of the error described in Note 2, as of and for the years ended December 31, 2004. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, except for the error described in Note 2, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, except for the error described in Note 2, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 2, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Choi, Kim & Park LLP.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

Irvine, California
Certified Public Accountants

March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Liquidmetal Technologies, Inc.

We have audited the effects of the adjustments for the correction of the error described in Note 2 as of and for the year ended December 31, 2004. We were not engaged to audit, review, or apply any procedures to the 2004 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 financial statements taken as a whole.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the effects of the adjustments for the correction of the error described in Note 2 as of and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Choi, Kim & Park LLP.

Los Angeles, California
Certified Public Accountants

July 17, 2006

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2003
	(Restated)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$742	$3,127
Restricted cash	754	—
Trade accounts receivable, net of allowance for doubtful accounts of $108 and $127	1,668	3,748
Inventories	2,353	2,060
Prepaid expenses and other current assets	930	395
Assets available for sale, net	—	827
Total current assets	6,447	10,157

PROPERTY, PLANT AND EQUIPMENT, NET	16,434	17,743
IDLE EQUIPMENT	1,906	1,671
LONG-TERM INVENTORY	1,810	—
OTHER INTANGIBLE ASSETS, NET	1,143	984
OTHER ASSETS	768	297
Total assets	$28,508	$30,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$4,969	$3,683
Settlement payable	3,246	2,765
Deferred revenue	900	1,435
Long-term debt, current portion	4,010	1,032
Warrant liabilities	550	—
Conversion feature liabilities	6,650	—
Other current liabilities	1,032	1,940
Total current liabilities	21,357	10,855

LONG-TERM DEBT, NET OF CURRENT PORTION	2,618	3,015
OTHER LIABILITIES	342	814
Total liabilities	24,317	14,684

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	5

SHAREHOLDERS’ EQUITY:

Common stock, $0.001 par value per share, 100,000,000 shares authorized; 41,609,652 shares issued and outstanding at December 31, 2004 and December 31, 2003	42	42
Additional paid in capital	129,650	128,581
Unamortized stock-based compensation	—	(128)
Accumulated deficit	(127,472)	(112,587)
Accumulated other comprehensive income	1,971	255
Total shareholders’ equity	4,191	16,163
Total liabilities and shareholders’ equity	$28,508	$30,852

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
	(Restated)		(Restated)

REVENUE, Net	$17,429	$13,658	$9,138
COST OF SALES	12,168	18,162	5,656
Gross profit (loss)	5,261	(4,504)	3,482
OPERATING EXPENSES:
Selling, general and administrative	11,591	17,729	13,099
Research and development	1,467	8,780	11,825
Impairment of goodwill	—	184	—
Impairment of long lived assets	—	2,684	—
Total operating expenses	13,058	29,377	24,924
LOSS BEFORE INTEREST, OTHER INCOME, INCOME TAXES
MINORITY INTEREST AND DISCONTINUED OPERATIONS	(7,797)	(33,881)	(21,442)
Loss from extinguishments of debt	(2,941)	—	—
Change in value of warrants, gain	747	—	—
Change in value of conversion feature, gain	2,093	—	—
Other income	302	—	—
Interest expense	(6,577)	(390)	(1,109)
Interest income	37	304	506
Gain on sale of marketable securities held-for-sale	—	1,178	832
LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(14,136)	(32,789)	(21,213)

Income taxes	—	—	—

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(14,136)	(32,789)	(21,213)

Minority interest in loss of consolidated subsidiary	—	21	118

LOSS FROM CONTINUING OPERATIONS	(14,136)	(32,768)	(21,095)

DISCONTINUED OPERATIONS:
(Loss) income from operations of discontinued operations, net	(749)	(964)	83
Gain from disposal of discontinued operations, net	—	127	1,556
NET LOSS	(14,885)	(33,605)	(19,456)
OTHER COMPREHENSIVE GAIN (LOSS):
Foreign exchange translation gain (loss) during the period	1,716	211	(28)
Net unrealized (loss) gain on marketable securities available-for-sale	—	(1,668)	1,668
COMPREHENSIVE LOSS	$(13,139)	$(35,062)	$(17,816)

PER COMMON SHARE BASIC and DILUTED:
(Loss) from continuing operations	$(0.34)	$(0.79)	$(0.54)
(Loss) from discontinued operations	$(0.02)	$(0.02)	$0.04
Net (loss)	$(0.36)	$(0.81)	$(0.50)

Number of weighted average shares – basic and diluted	41,610	41,505	38,714

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

						Unamortized		Accumulated
					Additional	Stock-based	Accumu-	Other
	Preferred	Preferred	Common	Common	Paid in	Compen-	lated	Comprehensive
	Shares	Stock	Shares	Stock	Capital	sation	Deficit	Income (Loss)	Total
					(Restated)	(Restated)	(Restated)

Balance, December 31, 2001 (As Restated)	456,857	$5,577	35,023,515	$29,752	$23,915	$(7,294)	$(59,526)	$72	$(7,504)
Common stock issued	—	—	5,229,000	78,435	—	—	—	—	78,435
Transaction expenses of initial public offering including commissions	—	—	—	(7,714)	—	—	—	—	(7,714)
Stock options exercised	—	—	299,873	504	—	—	—	—	504
Conversion of preferred stock to common stock	(456,857)	(5,577)	456,857	5,577	—	—	—	—	—
Stock-based compensation	—	—	—	—		4,694	—	—	4,694
Unamortized stock option based compensation	—	—	—	—	(2,340)	2,340	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	(28)	(28)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	1,668	1,668
Net loss (as restated)	—	—	—	—	—	—	(19,456)	—	(19,456)

Balance, December 31, 2002 (As Restated)	—	$—	41,009,245	$106,554	$21,575	$(260)	$(78,982)	$1,712	$50,599

Stock options exercised	—	—	684,165	1,149	—	—	—	—	1,149
Repurchase of shares	—	—	(93,758)	(653)	—	—	—	—	(653)
Change in par value due to Reincorporation	—	—	—	(107,008)	107,008	—	—	—	—
Stock-based compensation	—	—	10,000	—	100	25	—	—	125
Unamortized stock option based compensation	—	—	—	—	(107)	107	—	—	—
Purchase of common stock of subsidiaries	—	—	—	—	5	—	—	—	5
Foreign exchange translation gain	—	—	—	—	—	—	—	211	211
Reclassification for net realized gain	—	—	—	—	—	—	—	(1,668)	(1,668)
Net loss	—	—	—	—	—	—	(33,605)	—	(33,605)

Balance, December 31, 2003	—	$—	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163

Stock-based compensation	—	—	—	—	261	15	—	—	276
Unamortized stock-based compensation	—	—	—	—	(113)	113	—	—	—
Redemption of convertible notes payable	—	—	—	—	914	—	—	—	914
Warrants cancelled	—	—	—	—	7	—	—	—	7
Foreign exchange translation gain	—	—	—	—	—	—	—	1,716	1,716
Net loss	—	—	—	—	—	—	(14,885)	—	(14,885)

Balance, December 31, 2004 (As Restated)	—	$—	41,609,652	$42	$129,650	$—	$(127,472)	$1,971	$4,191

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Years Ended December 31,
	2004	2003	2002
	(Restated)		(Restated)

OPERATING ACTIVITIES:
Net (loss)	$(14,885)	$(33,605)	$(19,456)
Add (gain) loss from operations and loss on disposition of discontinued operations	749	837	(1,639)
Loss from continuing operations	(14,136)	(32,768)	(21,095)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of long lived assets	—	2,684	—
Impairment of goodwill	—	184	—
Loss from Growell settlement	—	2,765	—
Gain on sale of marketable securities held-for-sale	—	(1,178)	(832)
Gain on disposal of property and equipment	4	—	—
Minority interest	—	(21)	(118)
Bad debt expense	84	(28)	921
Warranty expense	288	(297)	237
Depreciation and amortization	3,444	4,354	1,513
Loss on extinguishments of debt	2,941	—	—
Amortization of debt discount	5,834	—	912
Stock-based compensation	276	123	2,203
Gain from change in value of warrants	(747)	—	—
Loss (gain) from change in value of conversion feature	(2,093)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,996	1,660	(5,319)
Inventories	(2,103)	(100)	(1,432)
Prepaid expenses and other current assets	(535)	1,689	(990)
Other assets	(869)	83	(189)
Accounts payable and accrued expenses	998	(5,969)	5,990
Deferred revenue	(535)	38	567
Other liabilities	(1,244)	2,661	—
Net cash used by continuing operations	(6,397)	(24,120)	(17,632)
Net cash provided (used) by discontinued operations	73	(2,429)	(2,756)
Net cash used by operating activities	(6,324)	(26,549)	(20,388)
INVESTING ACTIVITIES:
Purchases of property and equipment	(73)	(2,329)	(23,527)
Proceeds from sale of property and equipment	38	—	—
Purchase of marketable securities held-for-sale	—	—	(2,000)
Proceeds from sale of marketable securities held-for-sale	—	2,578	1,432
Acquisition of subsidiary, net of cash received	—	—	74
Investment in patents and trademarks	(273)	(298)	(144)
Net cash used by investing activities	(308)	(49)	(24,165)
FINANCING ACTIVITIES:
Proceeds from borrowings	9,924	5,488	3,500
Repayment of borrowings	(5,184)	(1,441)	(7,400)
Repayment of other liabilities	(135)	(72)	(14)
Restricted cash	(754)	—	—
Proceeds from issuance of common stock, net of offering costs	—	—	70,721

Stock options exercised	—	899	504
Proceeds from issuance (repurchase) of common stock by subsidiaries, net	—	5	—
Net cash provided by financing activities	3,851	4,879	67,311
EFFECT OF FOREIGN EXCHANGE TRANSLATION	396	(212)	70
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,385)	(21,931)	22,828
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,127	25,058	2,230
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$742	$3,127	$25,058

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$640	$443	$52
Taxes paid	$—	$—	$—

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods. In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling, and the manufacture and sale of die casting and VIM equipment (see Note 4 for disclosure regarding the disposal of this segment). In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

On August 4, 2004, the Company established a post-processing plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100 percent owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business. Weihai Liquidmetal is consolidated into Liquidmetal Technologies with all intercompany transactions eliminated.

2. Restatement

As a part of the accompanying consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to an error related to the Company’s accounting for embedded convertible feature of senior convertible notes issued in March 2004, which was exchanged in August 2004, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133).

The Company previously had incorrectly accounted for the conversion feature of senior convertible notes during 2004 and 2005 in additional paid in capital for the beneficial conversion feature of the notes under Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF 00-27 “Application of Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments.” The Company had failed to identify and account for the conversion feature as an embedded derivative in accordance with SFAS 133.

The correction of the error to properly state the fair value of the embedded conversion feature of senior convertible notes in accordance with SFAS 133 resulted in recognition of $7,595 as a conversion feature liability as of the issuance of the senior convertible note in March 2004 as the convertible notes are considered non-conventional convertible debt instrument. The correction resulted in recognition of the change in fair value of the embedded conversion feature in the Company’s earnings as a gain of $2,093 for the year ended December 31, 2004, as well as adjustments to amortization of debt discount as interest expense of $2,974 for the year ended December 31, 2004, and an additional loss on extinguishment of debt of $1,278 for the year ended December 31, 2004. Additionally, the Company recognized $914 in additional paid in capital from redemption and conversion of convertible notes as of December 31, 2004 (see Note 15). As part of the restatement, reclassifications to prior period consolidated financial statements have been made for consistent presentation of our warrant liabilities, settlement payable, and change in value of warrant liabilities.

The effects of the restatements are as follows:

	As of December 31,
	2004	2004
	Previously	Restated
	Reported
ASSETS

Current Assets:
Cash and cash equivalents	$742	$742
Restricted cash	754	754
Trade accounts receivables, net of allowance for doubtful accounts	1,668	1,668
Inventories	2,353	2,353
Prepaid expenses and other current assets	930	930
Total current assets	6,447	6,447

Property, plant and equipment, net	16,434	16,434
Idle equipment	1,906	1,906
Long-term inventory	1,810	1,810
Other intangibles, net	1,143	1,143
Other assets	768	768
Total assets	$28,508	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,969	$4,969
Settlement payable	3,246	3,246
Deferred revenue	900	900
Short-term debt	—	—
Long-term debt, current portion, net of debt discount	5,991	4,010
Other liabilities, current portion	1,032	1,032
Warrant liabilities	550	550
Conversion feature liabilities	—	6,650
Total current liabilities	16,688	21,357

Long-term debt, net of current portion and debt discount
March 31, 2006, December 31, 2005 and 2004, respectively	2,618	2,618
Other long-term liabilities, net of current portion	342	342
Total liabilities	19,648	24,317

Shareholder’s equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at December 31, 2004	42	42
Additional paid-in capital	132,160	129,650
Accumulated deficit	(125,313)	(127,472)
Accumulated other comprehensive income	1,971	1,971
Total shareholder’ equity (deficiency)	8,860	4,191

Total liabilities and shareholders’ equity (deficiency)	$28,508	$28,508

	Years ended December 31,
	2004	2004
	Previously	Restated
	Reported

Revenue	$17,429	$17,429
Cost of sales	12,168	12,168
Gross (loss) profit	5,261	5,261

Operating expenses
Selling, general, and administrative	11,591	11,591
Research and development	1,467	1,467
Impairment of goodwill	—	—
Impairment of long lived assets	—	—
Total operating expenses	13,058	13,058

Loss before interest, other income, income taxes, minority interest, and discontinued operations	(7,797)	(7,797)
Loss from extinguishments of debt	(1,663)	(2,941)
Change in value of warrants, gain	747	747
Change in value of conversion feature, gain	—	2,093
Other income	302	302
Interest expense	(3,603)	(6,577)
Interest income	37	37
Gain on sale of marketable securities held-for-sale	—	—
Loss before income taxes, minority interest and discontinued operations	(11,977)	(14,136)

Income taxes	—	—

Loss before minority interest and discontinued operations	(11,977)	(14,136)

Minority interest in loss of consolidated subsidiary	—	—

Loss from continuing operations	(11,977)	(14,136)

Discontinued operations:
Income (loss) from operations of discontinued operations, net	(749)	(749)
Gain (loss) from disposal of discontinued operations, net	—	—
Net Loss	(12,726)	(14,885)
Other comprehensive gain (loss):
Foreign exchange translation gain during the period	1,716	1,716
Net unrealized gain (loss) on marketable securities available-for-sale	—	—
Comprehensive loss	$(11,010)	$(13,169)

Per common share basic and diluted:
Loss per share - continuing operations	(0.29)	(0.34)
Loss per share - discontinuing operations	(0.02)	(0.02)
Loss per share basic and diluted	(0.31)	(0.36)

Number of weighted average shares - basic and diluted	41,610	41,610

3. Going Concern / Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $127,472 as of December 31, 2004. Cash used for continuing operations for the year ended December 31, 2004 was $6,397 and cash flow from continuing operations may be negative throughout fiscal year 2005. At December 31, 2004, the Company’s principal source of liquidity is $742 of cash and cash equivalents and trade accounts receivable of $1,668. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

4. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its wholly-owned subsidiaries, Liquidmetal Korea Co., Ltd. (“LMT Korea”), located in South Korea, Chusik Hoesa Dongyang Yudoro (“Dongyang”), now accounted for as a discontinued operations, and Liquidmetal Golf and its subsidiaries, which included the retail golf segment, now accounted for as a discontinued operations. The Company acquired its 51% interest in Dongyang in 2002. The aggregate purchase price was $333 in cash. As of March 2004, the Company divested of its 51% ownership in Dongyang to the minority shareholder. In June 2004, the Company sold assets and liability of its Taesung equipment manufacturing division in Korea to a third party. Accordingly, the results of Dongyang and Taesung’s operations have been reclassified in the consolidated financial statements as discontinued operations (see Note 18). Previously, the results of Donyang and Taesung’s operations have been included in the consolidated financial statements from the acquisition date. All intercompany balances and transactions have been eliminated. A minority interest in Liquidmetal Golf is included in the consolidated financial statements as a component of the loss from operations of the discontinued retail golf segment (see Note 18). Effective in 2003, management closed the Japan operations and the Seoul office, which did not result in a significant impact on the financial position or results of operations for any of the periods presented. Also, effective in December 2003, management closed the Tampa office (see Note 13). In August 2004, the Company established a post-processing plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100 percent owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business.

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

Had the Company determined employee stock-based compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been as follows:

	For the years ended December 31,
	2004	2003	2002
	(Restated)		(Restated)

Net loss from Continuing Operations:
As reported	$(14,136)	$(32,768)	(21,095)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	276	123	2,203
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(4,201)	(5,427)	(7,664)
Proforma net loss from continuing operations	$(18,061)	$(38,072)	$(26,556)

Basic and diluted net loss per share:
As reported	$(0.34)	(0.79)	(0.54)
Proforma	(0.43)	(0.92)	(0.69)

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

7. Inventories

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

Machines held by customer represent machines conditionally sold to Growell in 2002 and 2003. These machines are subject to put options whereby Growell has the right to require the Company to buy back the machines if certain conditions are not met. The Company recorded a write-down of $2,765 of raw material and machine inventory associated with the settlement of a dispute with Growell in December 2003 (see Note 12). These amounts are included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002 respectively.

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

8. Property, Plant and Equipment

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

9. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing in 2005. The equipment was presented as machines held by a customer in 2003 as inventory, which represented machines conditionally sold to Growell in 2002 and 2003 (see Note 7). The equipment was included in inventory as of December 31, 2003 as the Company was anticipating the sale of the equipment to a customer in 2004. However, the anticipated sale did not take place during 2004. While the Company is actively marketing the equipment for ultimate sale, the equipment may be used internally to meet future capacity requirements for expansion of our business. As of December 31, 2004, the idled equipment includes a foreign currency translation gain of $235.

10. Other Intangible Assets

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

11. Goodwill

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

In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder (see Note 18).

12. Settlement Payable

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

13. Other Liabilities

The other liabilities balance consists of accrued severance and operating lease costs associated with the Company’s cost reduction measures for the Tampa, Florida executive offices, a capital lease obligation for office furniture and furnishings and capital lease obligations for a SEM Microscope and a JSM Electron Microscope used in the laboratory in Lake Forest, California.

	December 31,
	2004	2003
Accrued severance	$579	$1,683
Accrued operating lease costs	596	758
Accrued capital lease costs	213	348
Total	1,388	2,789

Imputed interest	(14)	(35)
Total	1,374	2,754
Less current portion	(1,032)	(1,940)
Other long term liabilities, less current portion	$342	$814

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

14. Product Warranty

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

15. Notes Payable

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

From June through August 2004, the Company redeemed $4,465 of the outstanding note balance in cash. The redemption resulted in a write down of debt issuance costs and debt discount of $3,571 to interest expense and a reduction in conversion feature liabilities of $914 from cancellation of the embedded conversion feature of the redeemed notes to additional paid in capital during the year ended December 31, 2004. Further, 500,000 of warrants originally issued to a financial advisor for the transaction expired during June 2004 and 163,748 of unexercised warrants originally issued to investors were cancelled as a result of the Company’s redemption of the note balances during the year ended December 31, 2004. The 663,748 total expired and canceled warrants immediately prior to the expiration and cancellation resulted in a reduction of warrant liability of $7 and $279 to additional paid in capital and change in value of warrants, respectively, during the year ended December 31, 2004.

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

In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs. Of the $250 notes issued, $125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (Long-Term Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (Short-Term Notes). The Short-Term and Long-Term Notes are convertible into Common Stock at $2.00 and $1.00, respectively, and have the same terms as the Exchange Notes issued to the investors. Further, $143 of original fair value of the embedded conversion feature of $250 notes issued to Placement Agents was recorded during August 2004.

As of December 31, 2004, our gross outstanding loan balance totaled $5,709, un-amortized discounts for beneficial conversion feature and warrants totaled $2,831 and other asset debt issuance costs totaled $183. Interest expense for the amortization of debt issuance cost and discount on note was $789 for the year ended December 31, 2004. As of December 31, 2004, the effective interest rates for the Short-Term and the Long-Term Notes were 40% and 37%, respectively.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement. Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to 2 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 percent for each 30 business days thereafter, but no more than 10 percent of the purchase price of the unconverted note balance. The $5,709 balance of the note and un-amortized discounts for beneficial conversion feature and warrants of $2,831 is presented as short-term liability as of December 31, 2004 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the amended Registration Rights Agreement. As of the filing of this report, the Company has not received any demands for payment from the note holders.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations. The change in the fair value of the conversion feature liability resulted in a gain of $2,093 for the year ended December 31, 2004. The fair value of conversion feature liability outstanding at December 31, 2004 was $6,650. The fair value of conversion features outstanding at December 31, 2004 was computed using the Black-Scholes model under the following assumptions: (1) 0.58~2.58 years; (2) volatility of 124%, (3) risk free interest of 2.75%~3.25%and dividend rate of 0%.

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

The following is a repayment schedule of the Short-Term and Long-Term Notes based on maturity date of the notes:

Senior Convertible Notes
Repayment Schedule	Minimum
December 31,	Payments
2005	$2,854
2006	—
2007	2,855
Total	$5,709

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

The notes payable from Kookmin Loan as of December 31, 2004 and 2003 and the activity for the year ended December 31, 2004 is shown in the following table:

	December 31,			December 31,
	2003	Borrowings	Repayments	2004
Kookmin Loan 7.1%, principal $5,488	$4,047	$—	$(296)	$3,751

Kookmin Repayment Schedule	Minimum
December 31,	Payments
2005	$1,208
2006	1,208
2007	1,208
2008	127
Total	$3,751

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

16. Shareholders’ Equity (Deficiency)

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

17. Stock Compensation Plan

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

The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2004:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at December 31, 2001	8,053,155	$4.55
Granted	643,202	13.71
Exercised	(299,873)	1.68
Forfeited	(79,297)	8.39
Options outstanding at December 31, 2002	8,317,187	5.33
Granted	1,810,920	3.07
Exercised	(684,165)	1.68
Forfeited	(1,272,481)	5.43
Options outstanding at December 31, 2003	8,171,461	5.11
Granted	695,843	1.82
Exercised	—	—
Forfeited	(1,968,140)	4.54
Options outstanding at December 31, 2004	6,899,164	$4.95

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

18. Discontinued Operations

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

The following table summarizes Liquidmetal Golf’s stock option transactions for the three years ended December 31, 2004:

		Weighted
	Number of	Average
	Shares	Price

Options outstanding at December 31, 2001	253,000	5.71
Granted	—	—
Exercised	—	—
Forfeited	(137,500)	3.53
Options outstanding at December 31, 2002	115,500	8.31
Granted	—	—
Exercised	(300)	16.00
Forfeited	(16,500)	5.73
Options outstanding at December 31, 2003	98,700	8.72
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	8.00
Options outstanding at December 31, 2004	88,700	$8.80

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

The following summarizes Liquidmetal Golf’s stock options outstanding and exercisable by the different exercise prices at December 31, 2004:

	Number of Options	Weighted Average	Number of Options
	Outstanding at	Remaining Contract	Exercisable at
Exercise Price	December 31, 2003	Life (Years)	December 31, 2004
$0.50	10,000	2.33	10,000
$8.00	63,000	4.81	63,000
$16.00	13,200	3.33	13,200
$24.00	2,500	3.58	2,500
	88,700		88,700

19. Income Taxes

For all financial statement periods presented, there was no provision for domestic income taxes. However, there was approximately $8 and $123 of tax expense during the twelve months ended December 31, 2003 and 2002, respectively, related to foreign taxes incurred by Dongyang, a 51% owned subsidiary, which is included as part of loss from discontinued operations on the consolidated statements of operations and comprehensive loss (see Note 18).

The Company has restated certain previously issued financial statements for due to an error related to the Company’s accounting for embedded convertible feature of senior convertible notes (see Note 2).

The significant components of deferred tax assets were as follows:

	Years Ended December 31,
	2004	2003	2002

Non-employee stock compensation	$109	$51	$103
Allowance for bad debt	37	44	52
Loss from discontinued operations	—	—	—
Loss carry forwards	32,087	27,202	24,175
Other	1,244	1,569	1,071
Total deferred tax asset	33,477	28,866	25,401
Valuation allowance	(33,477)	(28,866)	(25,401)
Total deferred tax asset, net	$—	$—	$—

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to income (loss) before income taxes:

	Years Ended December 31,
	2004	2003	2002

Federal tax expense	(34.00)%	(34.00)%	(34.00)%
State tax expense, net	(4.91)%	(1.62)%	(3.40)%
Foreign income not subject to income tax	4.24%	24.16%	13.36%
Other	0.68%	0.36%	1.26%
Increase in valuation allowance	33.99%	11.13%	22.82%

Total tax provision	0.0%	0.03%	0.04%

As of December 31, 2004, the Company had approximately $88,000 of net operating loss (“NOL”) carry forwards for U.S. federal income tax purposes expiring in 2005 through 2024. In addition, the Company has state NOL carryforwards of approximately $40,000 expiring in 2005 through 2009. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2004, Liquidmetal Technologies, Inc. had approximately $50,000 in federal NOL carryforwards, expiring in 2005 through 2024 and approximately $17,000 in state NOL carryforwards, expiring in 2005 through 2009. Liquidmetal Golf, Inc. had approximately $38,000 of federal NOL carryforwards, expiring in 2012 through 2023 and approximately $23,000 in state NOL carryforwards expiring in 2004 through 2008.

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

20. Segment Reporting and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments. In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment. The expenses incurred by the bulk Liquidmetal alloy segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities. Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.  Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment. The accounting policies of the reportable segments are the same as those described in Note 4 above.

The Company has restated certain previously issued financial statements for due to an error related to the Company’s accounting for embedded convertible feature of senior convertible notes (see Note 2).

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

Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Years ended December 31,
	2004	2003	2002
	(Restated)		(Restated)
Total segment income (loss) before minority interest, interest expense and discontinued operations	$3,557	$(20,771)	$(11,754)
General and administrative expenses, excluded	(11,354)	(13,110)	(9,688)
Consolidated loss before interest, other income, income taxes, minority interest and discontinued operations	(7,797)	(33,881)	(21,442)
Loss from extinguishments of debt	(2,941)	—	—
Change in value of warrants, gain	747	—	—
Change in value of conversion feature, gain	2,093	—	—
Other income	302	—	—
Interest expense	(6,577)	(390)	(1,109)
Interest income	37	304	506
Gain on sale of marketable securities held-for-sale	—	1,178	832
Income taxes	—	—	—
Minority interest in loss of consolidated subsidiary	—	21	118
Gain (loss) from discontinued operations, net	(749)	(837)	1,639
Consolidated net loss	$(14,885)	$(33,605)	$(19,456)

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

21. Income (Loss) Per Common Share

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

22. Commitments and Contingencies

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

23. 401(k) Savings Plan

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

24. Related Party Transactions

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

25. Fourth Quarter Adjustments and Transactions

During the fourth quarter of 2004, the Company recognized $406 write-downs of inventory included in “Cost of Sales” in the accompanying Statement of Operations and Comprehensive Loss related to certain hinge finished goods used in our customer’s cell phone models which were nearing its end of life (see Note 7).

Further, the Company amended its quarterly financial statements originally filed on Form 10-Q for fiscal year 2004, to properly account for the conversion feature of the senior convertible notes issued in March 2004, which were exchanged in August 2004 (see Note 2).

Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	and	End of
	of Period	Expenses	Payments	Period
Allowance for doubtful accounts
Year ended December 31, 2004	$127	$84	$(103)	$108
Year ended December 31, 2003	450	(28)	(295)	127
Year ended December 31, 2002	30	921	(501)	450

Product warranty accrual
Year ended December 31, 2004	$303	$288	$(72)	$519
Year ended December 31, 2003	237	(297)	363	303
Year ended December 31, 2002	—	—	—	—

Deferred tax asset valuation allowance *
Year ended December 31, 2004	$28,866	$4,611	$—	$33,477
Year ended December 31, 2003	25,401	3,465	—	28,866
Year ended December 31, 2002	23,796	1,605	—	25,401

*              The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2004, 2003 and 2002, respectively.