Form 10-Q/A
period 2005-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-07-20
CIK 1141240

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

LIQUIDMETAL TECHNOLOGIES, INC.
AMENDMENT NO. 2 TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on May 16, 2005, and as amended on March 16 , 2006, to restate our financial statements to properly account for the conversion feature of the senior convertible notes issued in March 2004 (see Note 6 to the condensed consolidated financial statements). Additionally, reclassifications to our financial statements have been made for consistent presentation of our warrant liabilities and change in value of warrant liabilities.

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS

Current Assets:

Cash	$341	$742
Restricted cash	—	754
Trade accounts receivables, net of allowance for doubtful accounts of $97 and $108	1,785	1,668
Inventories	2,273	2,353
Prepaid expenses and other current assets	434	930
Total current assets	4,833	6,447

Property, plant and equipment, net	15,941	16,434
Idle equipment	1,948	1,906
Long term inventory	1,692	1,810
Other intangibles, net	1,161	1,143
Other assets	700	768
Total assets	$26,275	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$6,557	$4,969
Settlement payable	3,317	3,246
Deferred revenue	880	900
Long-term debt, current portion, net of debt discounts of $2,407 and $2,831	4,692	4,010
Warrant liabilities	417	550
Conversion feature liabilities	5,535	6,650
Other liabilities, current portion	932	1,032
Total current liabilities	22,330	21,357

Long-term debt, net of current portion	2,367	2,618
Other long-term liabilities, net of current portion	328	342
Total liabilities	25,025	24,317

Shareholders’ Equity:

Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at March 31, 2005 and December 31, 2004	42	42
Additional paid-in capital	129,650	129,650
Accumulated deficit	(130,734)	(127,472)
Accumulated other comprehensive income	2,292	1,971
Total shareholders’ equity	1,250	4,191

Total liabilities and shareholders’ equity	$26,275	$28,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Revenue	$2,843	$6,288
Cost of sales	2,835	3,557
Gross profit	8	2,731

Operating expenses:
Selling, general, and administrative	2,590	3,065
Research and development	397	341
Total operating expenses	2,987	3,406
Loss from operations	(2,979)	(675)

Change in value of warrants, gain	133	586
Change in value of conversion feature, gain	1,115	1,710
Interest expense	(1,537)	(396)
Interest income	6	12

(Loss) income from continuing operations	(3,262)	1,237

Loss from discontinued equipment manufacturing operations, net of tax of $0	—	(393)

Net (Loss) income	(3,262)	844

Other comprehensive income (loss):
Foreign exchange translation gain	321	379
Comprehensive (loss) income	$(2,941)	$1,223

Net income (loss) per share basic and diluted:
Income (loss) per share – continuing operations	$(0.08)	$0.03
(Loss) per share – discontinued operations	$—	$(0.01)
(Loss) income per share – basic and diluted	$(0.08)	$0.02

Number of weighted average shares – basic and diluted	41,610	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

(in thousands, except per share data)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
			(Restated)	(Restated)

Balance, December 31, 2004 (As Restated)	41,609,652	$42	$129,650	$(127,472)	$1,971	$4,191
Foreign exchange translation gain	—	—	—	—	321	321
Net loss	—	—	—	(3,262)	—	(3,262)
Balance, March 31, 2005 (Unaudited) (As Restated)	41,609,652	$42	$129,650	$(130,734)	$2,292	$1,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Operating activities:
Net (loss) income	$(3,262)	$844

Adjustments to reconcile loss from operations to net cash provided by (used for) operating activities:
Gain on disposal of asset	(1)	—
Depreciation and amortization	843	894
Amortization of debt discount	477	259
Gain from change in value of warrants	(133)	(586)
Gain from change in value of conversion feature,	(1,115)	(1,710)
Stock-based compensation	—	269
Bad debt (recovery) expense	(20)	72
Warranty expense	42	57

Changes in operating assets and liabilities:
Accounts receivable	(97)	726
Inventories	198	(1,922)
Prepaid expenses and other current assets	496	(59)
Other assets	16	(579)
Accounts payable and accrued expenses	1,546	623
Deferred revenue	(20)	(598)
Other liabilities	(81)	(578)
Net cash used for continuing operations	(1,111)	(2,288)

Net cash provided by discontinued operations	—	266
Net cash used for operating activities	(1,111)	(2,022)

Investing Activities:
Investment in patents and trademarks	(45)	(20)
Net cash used for investing activities	(45)	(20)

Financing Activities:
Proceeds from borrowings	158	9,924
Repayment of borrowings	(341)	(369)
Proceeds from restricted cash	754	—
Net cash provided by financing activities	571	9,555

Effect of foreign exchange translation	184	109
Net (decrease) increase in cash and cash equivalents	(401)	7,622

Cash and cash equivalents at beginning of period	742	3,127
Cash and cash equivalents at end of period	$341	$10,749

Supplemental cash flow information:
Interest paid	$88	$86
Taxes paid	$—	$—

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three Months
		Ended March 31,
		2005	2004
		(Restated)	(Restated)
Net income (loss) from continuing operations as reported		$(3,262)	$1,237

Add:	stock-based employee compensation expense included in reported net income, net of related tax effects	—	270

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(783)	(1,709)

Proforma net loss		$(4,045)	$(202)

Basic and diluted loss per share:
As reported		$(0.08)	$(0.03)
Pro forma		(0.10)	(0.00)

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

Restatements

SFAS 133 – Accounting for Derivative Instruments and Hedging Activities

As a part of the accompanying consolidated financial and the notes thereto, the Company has restated certain previously issued financial statements due to an error related to the Company’s accounting for embedded convertible feature of senior convertible notes issued in March 2004 in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133) (see Note 6).

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

3.                                      Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $130,734 as of March 31, 2005. Cash used for continuing operations for the quarter ended March 31, 2005 was $1,111 and cash flow from continuing operations may be negative throughout fiscal year 2005. As of March 31, 2005, the Company’s principal source of liquidity is $341 of cash and trade accounts receivable of $1,785. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

In March 2004, the original fair value of the embedded conversion feature of $7,595 and the original fair value of the 0.6 million warrants issued to investors of $584, and the original fair value of 0.6 million warrants issued to Placement Agents of $718 were recorded as discounts of the convertible note. In addition, $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost as a contra liability account in other assets.

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

In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs. Of the $250 notes issued, $125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (Long-Term Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (Short-Term Notes). The Short-Term and Long-Term Notes are convertible into Common Stock at $2.00 and $1.00, respectively, and have the same terms as the Exchange Notes issued to the investors. Further, $143 of original fair value of the embedded conversion feature of $250 notes issued to Placement Agents was recorded as conversion feature liabilities during August 2004.

As of March 31, 2005 and December 31, 2004, our gross outstanding loan balance totaled $5,709, un-amortized discounts for conversion feature and warrants totaled $2,407 and $2,831, and other asset debt issuance costs totaled $131 and $183, respectively. Interest expense for the amortization of debt issuance cost and discount on note was $477 and $258 for the quarters ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the effective interest rates for the Short-Term and the Long-Term Notes were 40% and 37%, respectively.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement. Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2 and 3 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 and 3 percent for each 30 business days thereafter, but no more than 18 percent of the purchase price of the unconverted note balance. Late registration fee of $856 has been accrued as interest expense, and is included in accounts payable and accrued liabilities as of March 31, 2005. The $5,709 balance of the note and un-amortized discounts for beneficial conversion feature and warrants of $2,407 is presented as current liability as of March 31, 2005 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the amended Registration Rights Agreement. As of the filing of this report, the Company has not received any demands for payment from the note holders.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as other liability as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a gain of $133 and $586 for the quarters ended March 31, 2005 and 2004, respectively. The fair value of warrants outstanding at March 31, 2005 of $417 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.92 years; (2) volatility of 128%, (3) risk free interest of 3.35% and dividend rate of 0%.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

			Segment
	Coatings	Bulk Alloy	Totals

Three months ended March 31, 2005:
Revenue to external customers	$1,049	$1,794	$2,843
Gross profit	568	(576)	8
Income (loss) before interest expense and discontinued operations	327	(1,149)	(822)
Total identifiable assets at end of period	701	22,054	22,755

Three months ended March 31, 2004:
Revenue to external customers	$1,016	$5,272	$6,288
Gross profit	467	2,264	2,731
Income before interest expense and discontinued operations	349	1,480	1,829
Total identifiable assets at end of period	985	23,698	24,683

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)

Total operating income (loss) before interest expense and discontinued operations	$(822)	$1,829
General and administrative expenses	(2,157)	(2,504)

Consolidated loss before interest expense and discontinued operations	(2,979)	(675)
Change in value of warrant, gain	133	586
Change in value of conversion feature, gain	1,115	1,710
Interest expense	(1,537)	(396)
Interest income	6	12
Income (loss) from discontinued operations, net	—	(347)
Loss from disposal of discontinued operations, net	—	(46)
Consolidated net income (loss)	$(3,262)	$844

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

Liquidmetal Technologies and certain of its present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Courts for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the United States District Court for the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ. John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold, were appointed co-lead plaintiffs (the “Lead Plaintiffs”). In September 2004, the other five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action. The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005. The Amended Complaint alleges that the Prospectus issued in connection with the Company’s initial public offering in May 2002 contained material misrepresentations and omissions regarding the Company’s historical financial condition and regarding a personal stock transaction by the Company’s chief executive officer. The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of the Company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the Company’s products to artificially inflate the value of the Company’s stock. The Amended Complaint seeks unspecified compensatory damages and other relief. We filed a Motion to Dismiss on March 28, 2005. Plaintiffs’ response to our Motion to Dismiss is presently due on June 3, 2005. The Company intends to vigorously defend against the class action. The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

In addition to the above, certain present and former officers and directors of Liquidmetal Technologies, as well as Liquidmetal Technologies as a nominal defendant, have been named in three shareholder derivative actions. Two shareholder derivative complaints were filed in California state court styled Brian Clair, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00551, and Joseph Durgin, Derivatively on Behalf of Liquidmetal Technologies, Inc. v. John Kang, et al., Case No. 04CC00553, both commenced in the Superior Court of Orange County, California. A third shareholder derivative complaint was filed in Florida federal court styled Robert Story v. John Kang, et al., Case No. 8:04-CV-1587-T23TBM, commenced in the Middle District of Florida, Tampa Division. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal shareholder class action. The plaintiffs seek unspecified compensatory damages, restitution and disgorgement of profits, equitable and/or injunctive relief as permitted by law and other relief. The two shareholder derivative complaints in California state court have been consolidated. Plaintiffs served a Consolidated Shareholder Derivative Complaint on October 12, 2004. The defendants served a Demurrer to the Consolidated Shareholder Derivative Complaint on November 22, 2004, seeking dismissal of that complaint. At a hearing on February 10, 2005, the court sustained the demurrer, dismissing the Consolidated Shareholder Derivative Complaint but giving the plaintiffs 45 days within which to amend the complaint. Plaintiffs filed their Consolidated Amended Shareholder Derivative Complaint on March 28, 2005. The Company, along with other defendants, will file a Demurrer on May 16, 2005, again seeking dismissal of the amended complaint. In the Florida derivative action, the Plaintiff filed a First Amended Shareholder Derivative Complaint on November 22, 2004. The Company’s Motion to Dismiss, which was filed on December 20, 2004, is fully briefed. The Company cannot anticipate when the Court will rule on the Motion to Dismiss. The Company intends to vigorously defend against the derivative actions. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

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

Change in Value of Warrants. Change in value of warrants decreased to a gain of $0.1 million, or 5% of revenue, for the three months ended March 31, 2005 from a gain of $0.6 million, or 9% of revenue, for the three months ended March 31, 2004. The change in value of warrants consists of change in value of warrant liabilities from warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in value of conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 resulted in a change in value of conversion feature gain of $1.1 million, or 39% of revenue, and a gain of $1.7 million, or 27% of revenue, during the three months ended March 31, 2005 and 2004, respectively, primarily due to fluctuations in our stock price.

Interest Expense. Interest expense was $1.5 million, or 54% of revenue, for the three months ended March 31, 2005 and was $0.4 million, or 6% of revenue, for the three months ended March 31, 2004. During the three months ended March 31, 2005, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003 and senior convertible debt funded on March 3, 2004, as well as amortization of debt issuance costs and discount on the senior convertible debt funded in March 2004 and exchanged in August 2004. As of March 31, 2005, $0.9 million of late registration penalty fee of our senior convertible debt was accrued as interest expense (see Item 3 Defaults Upon Senior Securities, Part II). During the three months ended March 31, 2004, interest expense was primarily due to the interest accrued on the Kookmin Bank loan.

Interest Income. Interest income was $6 thousand for the three months ended March 31, 2005, and $12 thousand for the three months ended March 31, 2004 from interest earned on certificate of deposits. The decrease was primarily due to decrease in deposits held.

Liquidity and Capital Resources

Our cash used in operating activities was $1.1 million for the three months ended March 31, 2005 and $2.0 million, which includes cash used in our discontinued equipment manufacturing business of $0.3 million, for the three months ended March 31, 2004. Our working deficit increased from $(14.9) million at December 31, 2004 to $(17.5) million at March 31, 2005. The Company’s working deficit increase of $2.6 million was primarily attributable to decrease in cash of $0.4 million, decrease in restricted cash of $0.8 million, decrease of current inventories of $0.1 million, decrease of prepaid expenses and other current assets of $0.5 million, increase in accounts payable and accrued liability of $1.6 million, an increase in current portion of long term debt of $0.7 million, offset by increase in net accounts receivable of $0.1 million, decrease in warrant liabilities of $0.1 million, decrease in conversion feature liabilities of $1.1 million, and a decrease in other current liabilities of $0.1 million .

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

(2) Does not include interest payments of $968, un-amortized discounts for conversion feature and warrants of $2,407 of our Senior Convertible Notes, and short-term note payable of $158.

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

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number	Description of Document

31.1	Certification of the President and Chief Executive Officer, Ricardo A. Salas, as required by Section 3.02 of Sarbane-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Young Ham, as required by Section 3.02 of Sarbane-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Ricardo A. Salas, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Young Ham, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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