Form 10-Q/A
period 2005-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-07-20
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

LIQUIDMETAL TECHNOLOGIES, INC.
AMENDMENT NO. 3 TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on August 15, 2005, as amended on August 30, 2005 and  March 16, 2006, to restate our financial statements to properly account for the conversion feature of the senior convertible notes issued in March 2004 (see Note 8 to the condensed consolidated financial statements). Additionally, reclassifications to our financial statements have been made for consistent presentation of our change in value of warrant liabilities.

Other than the changes referred to above, all other information included in the above described Form 10-Q, remains unchanged.  This amendment does not reflect events occurring after the filing of such Form 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS

Current Assets:

Cash and cash equivalents	$1,256	$742
Restricted cash	—	754
Trade accounts receivables, net of allowance for doubtful accounts of $69 and $108	2,359	1,668
Inventories	2,190	2,353
Prepaid expenses and other current assets	954	930
Total current assets	6,759	6,447

Property, plant and equipment, net	14,996	16,434
Idle equipment	193	1,906
Long term inventory	—	1,810
Other intangibles, net	1,158	1,143
Other assets	816	768
Total assets	$23,922	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$7,095	$4,969
Settlement payable	3,294	3,246
Deferred revenue	934	900
Short-term debt	493	—
Long-term debt, current portion, net of debt discount of $3,082 and $2,831	7,102	4,010
Warrant liabilities	1,677	550
Conversion feature liabilities	4,368	6,650
Other liabilities, current portion	752	1,032
Total current liabilities	25,715	21,357

Long-term debt, net of current portion	2,044	2,618
Other long-term liabilities, net of current portion	373	342
Total liabilities	28,132	24,317

Shareholders’ Equity (Deficiency):

Common stock, $0.001 par value; 100,000,000 shares authorized and 41,609,652 issued and outstanding at June 30, 2005 and December 31, 2004	42	42
Additional paid-in capital	129,650	129,650
Accumulated deficit	(136,256)	(127,472)
Accumulated other comprehensive income	2,354	1,971
Total shareholders’ equity (deficiency)	(4,210)	4,191

Total liabilities and shareholders’ equity (deficiency)	$23,922	$28,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$3,727	$4,055	$6,570	$10,343
Cost of sales	3,962	2,475	6,797	6,032

Gross (loss) profit	(235)	1,580	(227)	4,311

Operating Expenses:
Selling, general, and administrative	1,567	2,544	4,157	5,609
Research and development	213	345	610	686
Impairment of long lived assets	3,394	—	3,394	—
Total expenses	5,174	2,889	8,161	6,295

(Loss) from operations	(5,409)	(1,309)	(8,388)	(1,984)

Change in value of warrants, gain (loss)	(100)	694	33	1,280
Change in value of conversion feature, gain	1,167	3,904	2,282	5,614
Interest expense	(1,181)	(2,255)	(2,718)	(2,651)
Interest income	1	22	7	34
(Loss) income from continuing operations	(5,522)	1,056	(8,784)	2,293

(Loss) from discontinued equipment manufacturing operations, net of tax	—	(356)	—	(749)

Net (loss) income	(5,522)	700	(8,784)	1,544

Other comprehensive (loss) income
Foreign exchange translation gain	62	43	383	422
Comprehensive (loss) income	$(5,460)	$743	$(8,401)	$1,966

Net (loss) income per share basic and diluted:
(Loss) income per share – continuing operations	$(0.13)	$0.03	$(0.21)	$0.06
(Loss) per share – discontinued operations	$—	$(0.01)	$—	$(0.02)
(Loss) income per share basic and diluted	$(0.13)	$0.02	$(0.21)	$0.04

Number of weighted average shares – basic and diluted	41,610	41,610	41,610	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
	(Restated)	(Restated)

Operating activities:
Net income (loss)	$(8,784)	$(1,544)

Adjustments to reconcile net loss from operations to net cash used for operating activities:
Impairment of long lived assets	3,394	—
Loss on disposal of asset	1	—
Depreciation and amortization	1,694	1,823
Amortization of debt discount	1,031	2,283
Gain from change in value of warrants	(33)	(1,280)
(Loss) gain from change in value of conversion feature	(2,282)	5,614
Stock-based compensation	—	276
Bad debt (recovery) expense	(43)	105
Warranty expense	76	137

Changes in operating assets and liabilities:
Accounts receivable	(648)	(521)
Inventories	320	(2,235)
Prepaid expenses and other current assets	(24)	189
Other assets	(169)	(575)
Accounts payable and accrued expenses	2,050	(201)
Deferred revenue	34	(597)
Other liabilities	(182)	(927)
Net cash used for continuing operations	(3,565)	(5,593)

Net cash provided by discontinued operations	—	822
Net cash used for operating activities	(3,565)	(4,771)

Investing Activities:
Purchases of property and equipment	(63)	—
Proceeds from sale of property and equipment	1	—
Investment in patents and trademarks	(70)	(102)
Net cash used for investing activities	(132)	(102)

Financing Activities:
Proceeds from borrowings	4,669	9,924
Repayment of borrowings	(1,613)	(1,841)
Proceeds from restricted cash	754	(58)
Net cash provided by financing activities	3,810	8,025

Effect of foreign exchange translation	401	77
Net increase in cash and cash equivalents	514	3,229

Cash and cash equivalents at beginning of period	742	3,127
Cash and cash equivalents at end of period	$1,256	$6,356

Supplemental cash flow information:
Interest paid	$229	$208
Taxes paid	$—	$—

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

(in thousands, except per share data)

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three		For the Six
		Months Ended June 30,		Months Ended June 30,
		2005	2004	2005	2004
		(Restated)	(Restated)	(Restated)	(Restated)

Net income (loss) from continuing operations as reported		$(5,522)	$1,056	$(8,784)	$2,293

Add:	stock-based employee compensation expense included
	in reported net loss, net of related tax effects	—	7	—	276

Deduct:	total stock-based employee compensation expense
	determined under the fair value based method for all
	awards, net of related tax effects	(736)	(1,100)	(1,519)	(2,809)

Proforma net loss from continuing operations:		$(6,258)	$(44)	$(10,303)	$(240)

Basic and diluted loss per share:
As reported		$(0.13)	$0.03	$(0.21)	$0.06
Proforma		$(0.15)	$(0.00)	$(0.25)	$(0.01)

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

Restatements

SFAS 133 – Accounting for Derivative Instruments and Hedging Activities

As a part of the accompanying consolidated financial and the notes thereto, the Company has restated certain previously issued financial statements due to an error related to the Company’s accounting for embedded convertible feature of senior convertible notes issued in March 2004 in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133) (see Note 8).

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

3.                                      Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $136,256 as of June 30, 2005. Cash used for continuing operations for the six months ended June 30, 2005 was $3,565 and cash flow from continuing operations may be negative throughout fiscal year 2005. As of June 30, 2005, the Company’s principal source of liquidity is $1,256 of cash and trade accounts receivable of $2,359. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. These operating results occurred while the Company was developing and attempting to commercialize and manufacture products from an entirely new and unique technology. This business plan required significant spending related to start-up costs and capital expenditures. These factors have placed a significant strain on the financial resources of the Company. The ultimate success of the Company depends on its ability to continue reducing operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

	June 30,	December 31,
	2005	2004

Raw materials	$1,515	$1,688
Work in process	412	352
Finished goods	263	313
Total current inventories	2,190	2,353
Long-term inventories	—	1,810
Total inventories	$2,190	$4,163

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

The exchange offer was treated as an extinguishment of the March Notes in accordance with Emerging Issues Task Force No. 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”  The exchange resulted in a $2,941 loss from extinguishment of the March Notes, which consisted of write down of $352 of deferred issue costs in other assets, $670 of debt discount, and an increase of $1919 in conversion feature liability as a result of the change in carrying value of exchanged notes.

In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs. Of the $250 notes issued, $125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (Long-Term Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (Short-Term Notes). The Short-Term and Long-Term Notes are convertible into Common Stock at $2.00 and $1.00, respectively, and have the same terms as the Exchange Notes issued to the investors. Further, $143 of original fair value of the embedded conversion feature was recorded as conversion feature liabilities during August 2004.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement. Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2 and 3 percent of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1 and 3 percent for each 30 business days thereafter, but no more than 18 percent of the purchase price of the unconverted note balance. Late registration fee of $1,028 has been accrued as interest expense, and is included in accounts payable and accrued liabilities as of June 30, 2005. The $5,709 balance of the note and un-amortized discounts for conversion feature and warrants of $3,082 is presented as current liability as of June 30, 2005 as the note holders have the right to call for payment on demand as the registration statement has not been filed in accordance with the amended Registration Rights Agreement. As of the filing of this report, the Company has not received any demands for payment from the note holders.

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

As of June 30, 2005 and December 31, 2004, our gross outstanding loan balance of the Short-Term and Long-Term Notes totaled $5,709, un-amortized discounts for beneficial conversion feature and warrants totaled $3,082 and $2,831, and other asset debt issuance costs totaled $75 and $183, respectively. Interest expense for the amortization of debt issuance cost and discount on note was $483 and $960 for the three and six months ended June 30, 2005, and $1,360 and $1,549 for the three and six months ended June 30, 2004, respectively. As of June 30, 2005, the effective interest rates for the Short-Term and Long-Term Notes were 40% and 37%, respectively.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as other liability as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a gain of $154 and $287 for the three and six months ended June 30, 2005, and a gain of $694 and $1,280 for the three and six months ended June 30, 2004. The fair value of warrants outstanding at June 30, 2005 of $263 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.67 years; (2) volatility of 117%, (3) risk free interest of 3.45%and dividend rate of 0%.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

			Segment
	Coatings	Bulk Alloy	Totals

Three months ended June 30, 2005:
Revenue to external customers	$1,332	$2,395	$3,727
Gross profit (loss)	574	(809)	(235)
Income (loss) before interest expense and discontinued operations	435	(4,691)	(4,256)
Total identifiable assets at end of period	1,170	17,228	18,398

Three months ended June 30, 2004:
Revenue to external customers	$706	$3,349	$4,055
Gross profit	327	1,253	1,580
Income before interest expense, discontinued operations, and general	192	619	811
Total identifiable assets at end of period	821	24,702	25,523

Six months ended June 30, 2005:
Revenue to external customers	$2,381	$4,189	$6,570
Gross profit	1,056	(1,283)	(227)
Income (loss) before interest expense and discontinued operations	762	(5,840)	(5,078)
Total identifiable assets at end of period	1,170	17,228	18,398

Three months ended June 30, 2004:
Revenue to external customers	$1,722	$8,621	$10,343
Gross profit	795	3,516	4,311
Income before interest expense and discontinued operations	540	2,100	2,640
Total identifiable assets at end of period	821	24,702	25,523

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Total operating income (loss) before minority interest, interest expense and discontinued operations	$(4,256)	$811	$(5,078)	$2,640
General and administrative expenses not allocated to segments	1,153	(2,120)	3,310	(4,624)
Consolidated loss before interest, other income, income taxes, minority interest and discontinued operations	(5,409)	(1,309)	(8,388)	(1,984)
Change in value of warrants, gain (loss)	(100)	694	33	1,280
Change in value of conversion feature, gain	1,167	3,904	2,282	5,614
Interest expense	(1,181)	(2,255)	(2,718)	(2,651)
Interest income	1	22	7	34
Loss from discontinued operations, net	—	(356)	—	(749)
Consolidated net income (loss)	$(5,522)	$700	$(8,784)	$1,544

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

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $1.6 million, or 42% of revenue, for the three months ended June 30, 2005 from $2.5 million, or 63% of revenue, for the three months ended June 30, 2004. This decrease was primarily a result of decrease professional services by $0.8 million, decrease in bad debt expense of $0.1 million, and decrease in depreciation, travel expenses, and product warranty costs of $0.1 million , offset by an increase in insurance costs by $0.1 million. These and other decreases in selling, general and administrative expenses represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

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

Change in Value of Warrants. Change in value of warrants was  a loss of $0.1 million, or 3% of revenue, and a gain of 0.7 million, or 17% of revenue, for the three months ended June 30, 2005 and 2004, respectively, from change in valuation of warrant liabilities from the warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004 and convertible debt issued in June 2005 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in value of  our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 resulted in a change in value of conversion feature gain of $1.2 million, or 31% of revenue, and a gain of $3.9 million, or 96% of revenue, during the three months ended June 30, 2005 and 2004, respectively, primarily due to  fluctuation in our stock price.

Interest Expense. Interest expense was $1.2 million, or 32% of revenue, for the three months ended June 30, 2005 and was $2.3 million, or 56% of revenue, for the three months ended June 30, 2004. During each of the three months ended June 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, and convertible debt funded on June 13, 2005, as well as amortization of debt issuance costs and discount on the senior convertible debt funded in March 2004 and exchanged in August 2004 and convertible debt funded on June 13, 2005. The decrease was primarily due to acceleration of amortization of debt issuance costs and discount on debt during the three months ended June 30, 2004 from principal payments made. During the three months ended June 30, 2005, $0.2 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non payment of quarterly scheduled interest payments (see Item 3 Defaults Upon Senior Securities, Part II).

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

Change in Value of Warrants. Change in value of warrants was a gain of $33 thousand, or 1% of revenue, and a gain of $1.3 million, or 12% of revenue, during the six months ended June 30, 2005 and 2004, respectively, from change in valuation of warrant liabilities from the warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, and convertible debt funded in June 2005 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 resulted in a change in value of conversion feature gain of $2.3 million, or 35% of revenue, and a gain of $5.6 million, or 54% of revenue, during the six months ended June 30, 2005 and 2004, respectively, primarily due to fluctuation in our stock price.

Interest Expense. Interest expense was  $2.7 million, or 41% of revenue, for the six months ended June 30, 2005 and was $2.7 million, or 26% of revenue, for the six months ended June 30, 2004. During each of the six months ended June 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, and convertible debt funded on June 13, 2005, as well as amortization of debt issuance costs and discount on the senior convertible debt funded in March 2004 and exchanged in August 2004, and convertible debt funded on June 13, 2005. As of June 30, 2005, $0.2 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non payment of quarterly scheduled interest payments and $1.0 million of late registration penalty fee of our senior convertible debt was accrued as interest expense (see Item 3 Defaults Upon Senior Securities, Part II). The increase in interest expense was primarily due to increases costs accrued for penalties during the six months ended June 30, 2005.

Interest Income. Interest income was $7 thousand for the six months ended June 30, 2005, and $34 thousand for the six months ended June 30, 2004 from interest earned on cash deposits. The decrease was primarily due to decrease in deposits held.

Liquidity and Capital Resources

Our cash used in operating activities was $3.6 million for the six months ended June 30, 2005 and $5.6 million, which includes cash used in our discontinued equipment manufacturing business of $0.8 million, for the six months ended June 30, 2004. Our working deficit increased from $14.9 million at December 31, 2004 to $19.0 million at June 30, 2005. The Company’s working deficit increase of $4.1 million was primarily attributable to decrease in restricted cash of $0.8 million, decrease in current inventories of $0.2 million, increase in accounts payable and accrued liability of $2.1 million,  increase in current portion of long term debt of $3.1 million, increase in short-term debt of $0.5 million, increase in  warrant liabilities of $1.1 million, increase in deferred revenues and settlement payable of $0.1 million, offset by increase in cash of $0.5 million, increase in accounts receivable of $0.7 million, decrease in conversion feature liabilities of $2.3 million, and a decrease in current portion of other liability of $0.3 million.

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

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of June 30, 2005:

	Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$12,229	$10,185	$2,044	$—	$—
Short-term debt (3)	493	493	—	—
Capital lease obligation (4)	142	67	75	—	—
Operating leases and rents	1,180	239	762	178	1
Growell settlement payable (5)	3,294	3,294	—	—	—
Consulting services payable	60	60	—	—	—
Dongyang payable	11	11	—	—	—
	$17,409	$14,349	$2,881	$178	$1

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

(2) Does not include interest payments of $1,369, un-amortized discounts for conversion feature and warrants of $3,082 of our convertible notes.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes. The default interest rates became effective on April 1, 2005 from non-payment of a scheduled interest payment. As such, the Company accrued $171 of additional interest from the default rates applied to the loan balance as of June 30, 2005, which is included in accounts payable and accrued liabilities.

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

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

10.1 (1)	Securities Purchase Agreement dated August 2, 2005, among the registrant and the parties identified as “Purchasers” therein.

10.2 (1)	Form of 7% Senior Secured Convertible Note, dated August 2, 2005.

10.3 (1)	Form of Common Stock Purchase Warrant, dated August 2, 2005.

10.4 (1)	Amended and Restated Registration Rights Agreement, dated August 2, 2005, among the registrant and the parties identified as “Purchasers” therein.

10.5 (1)	Amended and Restated Security Agreement, dated August 2, 2005, among the registrant and the parties identified as the “Secured Parties” therein.

31.1	Certification of the President and Chief Executive Officer, Ricardo A. Salas, as required by Section 3.02 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Young Ham, as required by Section 3.02 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Ricardo A. Salas, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Young Ham, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) Previously filed

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