Form 10-Q/A
period 2005-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-07-20
CIK 1141240

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

LIQUIDMETAL TECHNOLOGIES, INC.
AMENDMENT NO. 2 TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on December 1, 2005, and as amended on March 16, 2006, in response to (1) a request by the SEC to make certain changes to the disclosure in Item 4 thereof;  and (2) to restate our financial statements to properly account for the conversion feature of the senior convertible notes issued in March 2004 and August 2005(see Note 8 to the condensed consolidated financial statements).

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS

Current assets:

Cash and cash equivalents	$933	$742
Restricted cash	—	754
Trade accounts receivables, net of allowance for doubtful accounts of $82 and $108	2,193	1,668
Inventories	1,499	2,353
Prepaid expenses and other current assets	1,363	930
Total current assets	5,988	6,447

Property, plant and equipment, net	13,889	16,434
Idle equipment	190	1,906
Long-term inventory	—	1,810
Other intangibles, net	1,151	1,143
Other assets	950	768
Total assets	$22,168	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$5,701	$4,969
Settlement payable	3,234	3,246
Deferred revenue	879	900
Short-term debt	237	—
Long-term debt, current portion, net of debt discounts of $0 and $2,831	1,204	4,010
Warrant liabilities	4,633	550
Conversion feature liabilities	6,440	6,650
Other liabilities, current portion	701	1,032
Total current liabilities	23,029	21,357

Long-term debt, net of current portion and debt discounts of $9,573 and $0	4,403	2,618
Other long-term liabilities, net of current portion	431	892
Total liabilities	27,863	24,317

Shareholders’ equity (deficiency):

Preferred stock, $0.001 par value; 10,000,000 shares authorized and none issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 42,164,121 issued and outstanding at September 30, 2005 and 41,609,652 issued and outstanding at December 31, 2004	42	42
Additional paid-in capital	130,849	129,650
Accumulated deficit	(138,635)	(127,472)
Accumulated other comprehensive income	2,049	1,971
Total shareholders’ equity (deficiency)	(5,695)	4,191

Total liabilities and shareholders’ equity (deficiency)	$22,168	$28,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$4,342	$4,615	$10,912	$14,958
Cost of sales	3,756	3,241	10,553	9,273

Gross profit	586	1,374	359	5,685

Operating expenses:
Selling, general, and administrative	2,364	3,569	6,521	9,178
Research and development	196	374	806	1,060
Impairment of long lived assets	833	—	4,227	—
Total expenses	3,393	3,943	11,554	10,238

Loss from operations	(2,807)	(2,569)	(11,195)	(4,553)

Loss from extinguishments of debt	(1,247)	(2,941)	(1,247)	(2,941)
Change in value of warrants, gain (loss)	1,112	(434)	1,145	846
Change in value of conversion feature, gain (loss)	2,215	(2,338)	4,497	3,276
Other income	—	302	—	302
Interest expense	(1,659)	(3,283)	(4,377)	(5,934)
Interest income	7	—	14	34
Loss from continuing operations	(2,379)	(11,263)	(11,163)	(8,970)

Loss from discontinued equipment manufacturing operations,
net of tax	—	—	—	(749)

Net loss	(2,379)	(11,263)	(11,163)	(9,719)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	(306)	68	77	490
Comprehensive loss	$(2,685)	$(11,195)	$(11,086)	$(9,229)

Net loss per share basic and diluted:
Loss per share – continuing operations	$(0.06)	$(0.27)	$(0.27)	$(0.21)
Loss per share – discontinued operations	$—	$—	$—	$(0.02)
Loss per share basic and diluted	$(0.06)	$(0.27)	$(0.27)	$(0.23)

Number of weighted average shares – basic and diluted	41,933	41,610	41,717	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the Nine Months Ended September 30, 2005

(in thousands, except per share data)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
			(Restated)	(Restated)

Balance, December 31, 2004 (As Restated)	41,609,652	$42	$129,650	$(127,472)	$1,971	$4,191
Beneficial conversion feature		—	—	—	—	—
Conversion of notes payable	462,250	—	982	—	—	982
Common stock issued as directors fees	92,219	—	175	—	—	175
Stock based compensation	—	—	41	—	—	41
Redemption of convertible notes payable	—	—	1	—	—	1
Foreign exchange translation gain	—	—	—	—	78	78
Net loss	—	—	—	(11,163)	—	(11,163)
Balance, September 30, 2005 (unaudited) (As Restated)	42,164,121	$42	$132,849	$(138,635)	$2,049	$(5,695)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
	(Restated)	(Restated)
Operating activities:
Net loss	$(11,163)	$(9,719)

Adjustments to reconcile net loss from operations to net cash used for operating activities:
Impairment of long lived assets	4,227	—
(Gain) loss on disposal of asset	(14)	8
Depreciation and amortization	2,516	2,585
Loss on extinguishments of debt	1,247	2,941
Amortization of debt discount	2,499	5,633
Gain from change in value of warrants	(1,145)	(846)
Gain from change in value of conversion feature	(4,497)	(3,276)
Stock-based compensation	41	276
Bad debt (recovery) expense	(21)	111
Warranty expense	126	269

Changes in operating assets and liabilities:
Accounts receivable	(504)	47
Inventories	178	(1,950)
Prepaid expenses and other current assets	(404)	(1,111)
Other assets	(632)	(1,958)
Accounts payable and accrued expenses	752	2,356
Deferred revenue	(21)	(597)
Other liabilities	(142)	(1,231)
Net cash used for continuing operations	(6,957)	(6,281)

Net cash provided by discontinued operations	—	822
Net cash used for operating activities	(6,957)	(5,459)

Investing Activities:
Purchases of property and equipment	(153)	(73)
Proceeds from sale of property and equipment	69	11
Investment in patents and trademarks	(92)	(202)
Net cash used for investing activities	(176)	(264)

Financing Activities:
Proceeds from borrowings	16,180	9,924
Repayment of borrowings	(9,850)	(4,898)
Repayment of other liabilities	(100)	(91)
Proceeds from restricted cash	754	(1,000)
Net cash provided by financing activities	6,984	3,935

Effect of foreign exchange translation	340	57
Net increase in cash and cash equivalents	191	(1,731)

Cash and cash equivalents at beginning of period	742	3,127
Cash and cash equivalents at end of period	$933	$1,396

Supplemental cash flow information:
Interest paid	$1,400	$463
Taxes paid	$—	$—

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

Had the Company determined compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s loss from continuing operations and basic and diluted loss per share from continuing operations would have been as follows:

		For the Three		For the Nine
		Months Ended September 30,		Months Ended September 30,
		2005	2004	2005	2004
		(Restated)	(Restated)	(Restated)	(Restated)

Net loss from continuing operations as reported		$(2,379)	$(11,263)	$(11,163)	$(8,970)

Add:	stock-based employee compensation expense included
	in reported net loss, net of related tax effects	41	—	41	276

Deduct:	total stock-based employee compensation expense
	determined under the fair value based method for all
	awards, net of related tax effects	(695)	(910)	(2,237)	(3,720)

Proforma net loss from continuing operations:		$(3,033)	$(12,173)	$(13,359)	$(12,414)

Basic and diluted loss per share:
As reported		$(0.06)	$(0.27)	$(0.27)	$(0.21)
Proforma		$(0.07)	$(0.29)	$(0.32)	$(0.30)

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

Impairment of Long-term Inventory

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

In June 2005, the EITF reached a consensus on Issue No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’“ Issuers of convertible debt are required by Statement 133 to evaluate whether it is necessary to separate the “embedded” conversion feature from the debt contract and account for the conversion feature as if it were a separate derivative instrument. If the issuer determines that the embedded conversion feature would be classified in equity if it were a freestanding instrument, the conversion feature is not separated from the debt contract. EITF 00-19’s criteria must be applied to determine whether a conversion feature qualifies for equity classification, but it exempts a conversion feature embedded in a “conventional convertible debt instrument” from some of the criteria. EITF 05-2 requires convertible instruments that may be settled in a combination of cash or shares, e.g., those referred to as “Instrument C” in EITF 90-19, and instruments that may be convertible into a variable number of shares are not “conventional.”  As a result, nonconventional instruments would need to satisfy all requirements of EITF 00-19 to support a conclusion that the conversion feature does not require accounting separate from that for the debt contract. The adoption of this Issue resulted in recognition of the beneficial conversion feature from the senior convertible notes issued in August 2005 as liabilities of $3,826 as of September 30, 2005 and a gain of $982 from the change in fair value of beneficial conversion feature liabilities for the year ended September 30, 2005 (see Note 8).

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

3.             Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $138,635 as of September 30, 2005. Cash used for continuing operations for the nine months ended September 30, 2005 was $6,957 and cash flow from continuing operations was negative through the 4th quarter of 2005. At September 30, 2005 working deficit was $17,041. As of September 30, 2005, the Company’s principal source of liquidity is $933 of cash and $2,193 of trade accounts receivable. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. These operating results occurred while the Company was developing and continues to develop and to commercialize and manufacture products from an entirely new and unique technology. These factors have placed a significant strain on the financial resources of the Company. The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continue to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

8.             Notes Payable

Senior Convertible Note

On March 3, 2004, the Company issued $9,924 of 6% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm (the “Placement Agents”) that served as a financial advisor to the Company for the transaction. The notes were collateralized by the patents held by the Company and second priority mortgage interest in plant facilities and certain equipment in South Korea. The notes were convertible at any time into common stock at a price of $3.00 per share. Investors in the private placement and the Placement Agents received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issuable upon exercise of the warrants. The conversion and warrant exercise price are subject to price adjustments for anti-dilution purposes. In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction.

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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair value of the 1.2 million warrants totaled $1,302 has been recorded as warrant liabilities as the shares issuable under the warrants have not been registered. The original fair value was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 82%, (3) risk free interest of 0.95% and dividend rate of 0%.

In March 2004, the original fair value of the embedded conversion feature of $7,595 and the original fair value of the 0.6 million warrants issued to investors of $584 and the original fair value of 0.6 million warrants issued to Placement Agents of $718 were recorded as discounts of the convertible note. In addition, $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost in other assets.

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption. Under terms of the exchange offer, approximately $5,459 in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2,729 of 6% Senior Secured Notes Due 2007 (the “Long-Term Notes”) and (ii) $2,730 of 10% Senior Secured Notes Due 2005 (the “Short-Term Notes”), collectively referred to as “Exchange Notes”. The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant. The Short-Term Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes). The Short-Term Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The Long-Term Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share. The conversion prices of the July 2007 Notes and July 2005 Notes are subject to price adjustments for anti-dilution purposes. Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period. Holders of the Long-Term Notes also have the right to call for repayment of the Long-Term Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer. The Long-Term Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an Amended Registration Rights Agreement, and Amended and Restated Security Agreement (see 2005 Senior Convertible Notes below).

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

In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs. Of the $250 notes issued, $125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (Long-Term Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (Short-Term Notes). The Short-Term and Long-Term Notes are convertible into Common Stock at $2.00 and $1.00, respectively, and have the same terms as the Exchange Notes issued to the investors. Further, $143 of original fair value of the embedded conversion feature of 250 notes issued to Placement Agents was recorded during August 2004.

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

Subsequent to the closing of the 2005 Senior Convertible Notes in August 2005, $462 of the Long-Term Notes were converted into 462,250 of the Company’s common stock at a conversion price of $1.00 per share as of September 30, 2005. The conversion resulted in reduction of conversion feature liabilities of $520 to additional paid in capital for the quarter ended September 30, 2005.

As of September 30, 2005, our gross outstanding loan balance of the Short-Term and Long-Term Notes totaled $0 and $2,392, respectively. As of December 31, 2004, our gross outstanding loan balance of the Short-Term and Long-Term Notes totaled $2,854 and $2,855, respectively. As of September 30, 2005 and December 31, 2004, un-amortized discounts for conversion feature and warrants totaled $1,411 and $2,831, and other asset debt issuance costs totaled $49 and $183, respectively. Interest expense for the amortization of debt issuance cost and discount on note was $594 and $1,554 for the three and nine months ended September 30, 2005, and $1,699 and $3,314 for the three and nine months ended September 30, 2004, respectively. As of September 30, 2005, the effective interest rate for the Long-Term Notes was 37%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as warrant liability as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a gain of $170 and $457 for the three and nine months ended September 30, 2005, respectively, and a loss of $434 and a gain of $412 for the three and nine months ended September 30, 2004, respectively. The fair value of warrants outstanding at September 30, 2005 of $93 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.42 years; (2) volatility of 90%, (3) risk free interest of 3.93%and dividend rate of 0%.

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

As of September 30, 2005, our gross outstanding loan balance of the 2005 Senior Notes totaled $9,878. As of September 30, 2005, unamortized discounts for beneficial conversion feature and warrants totaled $6,133, and other asset debt issuance costs totaled $434, and contra liability debt issuance cost totaled $538. Interest expense for the amortization of debt issuance cost and discount on note was $622 and for the three and nine months ended September 30, 2005. As of September 30, 2005, the effective interest rate for the 2005 Senior Notes was 46%.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Segment
	Coatings	Bulk Alloy	Totals

Three months ended September 30, 2005:
Revenue to external customers	$1,549	$2,793	$4,342
Gross profit (loss)	635	(49)	586
Income (loss) before interest expense and discontinued operations	420	(1,429)	(1,009)
Total identifiable assets at end of period	772	16,414	17,186

Three months ended September 30, 2004:
Revenue to external customers	$988	$3,627	$4,615
Gross profit	466	908	1,374
Income before interest expense, discontinued operations, and general	264	129	393
Total identifiable assets at end of period	814	23,202	24,016

Nine months ended September 30, 2005:
Revenue to external customers	$3,930	$6,982	$10,912
Gross profit	1,691	(1,332)	359
Income (loss) before interest expense and discontinued operations	1,182	(7,270)	(6,088)
Total identifiable assets at end of period	772	16,414	17,186

Nine months ended September 30, 2004:
Revenue to external customers	$2,710	$12,248	$14,958
Gross profit	1,260	4,425	5,685
Income before interest expense and discontinued operations	804	2,237	3,041
Total identifiable assets at end of period	814	23,202	24,016

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Total operating income (loss) before minority interest, interest expense and discontinued operations	$(1,009)	$393	$(6,088)	$3,041
General and administrative expenses not allocated to segments	(1,798)	(2,962)	(5,107)	(7,594)
Consolidated loss before interest, other income, income taxes, minority interest and discontinued operations	(2,807)	(2,569)	(11,195)	(4,553)
Loss from extinguishments of debt	(1,247)	(2,941)	(1,247)	(2,941)
Change in value of warrants, gain (loss)	1,112	(434)	1,145	846
Change in value of conversion feature gain (loss)	2,215	2,338	4,497	3,276
Other income	—	302	—	302
Interest expense	(1,659)	(3,283)	(4,377)	(5,934)
Interest income	7	—	14	34
Loss from discontinued operations, net	—	—	—	(749)
Consolidated net loss	$(2,379)	$(11,263)	$(11,163)	$(9,719)

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

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies. The third party paid the Company a $1.0 million distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale in the Japanese end-market. This commission will apply to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement. The Company will recognize the unearned distribution fee of $830 as revenue proportionately with the payment of commissions under the new agreement. As of September 30, 2005 and December 31, 2004, the unearned distribution fee remained unchanged at $830.

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

Our Annual Report on Form10-K for the year ended December 31, 2004 contains further discussions on our critical accounting policies and estimates.

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

Loss from Extinguishments of Debt. Loss from extinguishments of debt decreased to $1.2 million, or 29% of revenue, for the three months ended September 30, 2005 from $2.9 million, or 63% of revenue, for the three months ended September 30, 2004. The $1.2 million loss from extinguishments of debt was recognized from the exchange of our 6% Convertible Notes due 2006 in August 2005. The $1.7 million loss from extinguishments of debt was recognized during the three months ended September 30, 2004 from exchange of our 6% Senior Convertible Notes due March 2007 in August 2004.

Change in Value of Warrants. Change in value of warrants increased to net gain of $1.1 million, or 26% of revenue, during the three months ended September 30, 2005 from a net loss of $0.4 million, or 9% of revenue, during the three months ended September 30, 2004. The increase was from the change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in value of our conversion feature liability from our senior convertible debt resulted in a change in value of conversion feature gain of $2.2 million, or 51% of revenue, and a loss of $2.3 million, or 51% of revenue, during the three months ended September 30, 2005 and 2004, respectively, primarily due to fluctuations in our stock price.

Interest Expense. Interest expense was $1.7 million, or 38% of revenue, for the three months ended September 30, 2005 and was $3.3 million, or 71% of revenue, for the three months ended September 30, 2004. During each of the three months ended September 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, convertible debt funded on June 13, 2005, and senior convertible debt funded on August 9, 2005, as well as amortization of debt issuance costs and discount on the convertible debt. The decrease was primarily due to acceleration of amortization of debt issuance costs and discount on debt during the three months ended September 30, 2004 from principal payments made.

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

Loss from Extinguishments of Debt. Loss from extinguishments of debt decreased to $1.2 million, or 11% of revenue, for the nine months ended September 30, 2005 from $2.9 million, or 20% of revenue, for the nine months ended September 30, 2004. The $1.2 million loss from extinguishments of debt was recognized from the exchange of our 6% Convertible Notes due 2006 in August 2005. The $1.7 million loss from extinguishments of debt was recognized during the three months ended September 30, 2004 from exchange of our 6% Senior Convertible Notes due March 2007 in August 2004.

Change in Value of Warrants. Change in value of warrants increased to net gain of $1.1 million, or 10% of revenue, during the nine months ended September 30, 2005 from a net gain of $0.8 million, or 6% of revenue, during the nine months ended September 30, 2004. The increase was from the change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in value of our conversion feature liability from our convertible debt resulted in a change in value of conversion feature of $4.5 million, or 41% of revenue, and $3.3 million, or 22% of revenue,  during the nine months ended September 30, 2005 and 2004, respectively, primarily due to fluctuations in our stock price.

Interest Expense. Interest expense was $4.4 million, or 40% of revenue, for the nine months ended September 30, 2005 and was $5.9 million, or 40% of revenue, for the nine months ended September 30, 2004. During each of the nine months ended September 30, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, convertible debt funded on June 13, 2005, and senior convertible debt funded in August 9, 2005, as well as amortization of debt issuance costs and discount on the convertible debt. As of September 30, 2005, $0.1 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non payment of quarterly scheduled interest payments and $1.0 million of late registration penalty fee of our senior convertible debt was accrued as interest expense.

Interest Income. Interest income was $14 thousand for the nine months ended September 30, 2005, and $34 thousand for the nine months ended September 30, 2004 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $7.0 million for the nine months ended September 30, 2005 and $5.5 million, which includes cash used in our discontinued equipment manufacturing business of $0.8 million, for the nine months ended September 30, 2004. Our working deficit increased from $14.9 million at December 31, 2004 to $17.0 million at September 30, 2005. The Company’s working deficit increase of $2.1 million was primarily attributable to increase in cash and cash equivalents of $0.2 million, increase in trade accounts receivable of $0.5 million, increase in prepaid and other current assets of $0.4 million, decrease in current portion of long term debt of $2.8 million, decrease in conversion feature liabilities of $0.2 million, decrease in current portion of other liabilities of $0.3 million, offset by decrease in restricted cash of $0.8 million, decrease in inventories of $0.9 million, increase in accounts payable and accrued liability of $0.7 million, increase in short-term debt of $0.2 million, and increase in warrant liabilities of $4.0 million.

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

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of September 30, 2005:

		Payments Due by Period (in thousands)
		Less Than 1
Contractual Cash Obligations (1)	Total	Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (2)	$15,180	$1,204	$13,976	$—	$—
Short-term debt (3)	237	237	—	—	—
Capital lease obligation (4)	108	33	75	—	—
Operating leases and rents	1,062	120	763	178	1
Growell settlement payable (5)	3,234	3,234	—	—	—
Consulting services payable	68	68	—	—	—
Dongyang payable	11	11	—	—	—
	$19,900	$4,907	$14,814	$178	$1

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

(2)	Does not include interest payments of $1,869, un-amortized discounts for conversion feature and warrants $9,573 of our convertible notes.
(3)	Does not include minimum interest and fee payments of $30.
(4)	Includes imputed interest of $4.
(5)	In January 2005 Growell was acquired by a third party, and we are currently in negotiations to settle this balance with the third party.

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

The Company’s overall assessment of its internal controls, including documentation, walkthroughs, and testwork, commenced in February of 2005. Management believes that the Company’s assessment of its controls in its U.S. operations has been substantially completed in December 2005, although due to limited financial resources, the Company was unable to begin its assessment of its Korean Operations until mid-to late 2005. The Company identified and, beginning in August of 2005, retained a bi-lingual consultant from Login Financial to work in the Company’s Korean Operations on a full time basis to help with the SOX 404 compliance effort. In addition, to expedite the implementation process, the Company hired, in November 2005, a consultant from Price Waterhouse Coopers-Korea who is familiar with SOX 404 implementation for Korean companies. Nevertheless, the Company’s former auditor informed the Company that they believed that progress at the Korean Operations on the SOX 404 process has not been sufficient to enable the Company to complete the process in time for compliance. Although the disclosure in this paragraph may not be characterized as a material weakness in internal controls per se (but instead constitutes an update on the Company’s efforts regarding SOX 404 compliance), the Company has disclosed this information based on former auditor’s recommendation.

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