Form 10-K/A
period 2005-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-07-20
CIK 1141240

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

LIQUIDMETAL TECHNOLOGIES, INC.

Amendment No. 3 to the Annual Report of Form 10-K

For the Fiscal Year ended December 31, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2006, as amended on March 31, 2006 and on April 25, 2006, to 1) restate our financial statements to properly account for the conversion feature of the senior convertible notes and 2) to make certain changes to the disclosure in Item 9A.

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

Results of segment operations and assets are included in Note 20 to the Consolidated Financial Statements contained in this
Form 10-K.

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

Going Concern

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2005 and 2004 was $7.1 million and $14.9 million, respectively. In our audit reports on our financial statements for our fiscal years ended December 31, 2005 and 2004, our present and former auditors have included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our former and current auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months and would seek to raise such funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be diluted.

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

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2005, 2004, and 2003 was $7.1 million, $14.9 million and $33.6 million, respectively. We had an accumulated deficit of approximately $134.5 million at December 31, 2005. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued equipment manufacturing and retail golf businesses through December 31, 2005. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

We may require additional funding, which may not be available on favorable terms or at all.

Our future capital requirements will depend on the amount of cash generated by our operations. Our projections of cash flows from operations and, consequently, future cash needs are subject to substantial uncertainty. In addition, in our audit report on our financial statements for our fiscal years ended December 31, 2005 and 2004, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. Our operating plan is based on assumptions that are uncertain or otherwise subject to change. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we will need additional funds in the future to support our working capital requirements and for other purposes, and we anticipate that we will to raise additional funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may not be able to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

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

In general, the SEC has broad authority under the Securities Exchange Act of 1934 to institute investigations, to seek injunctions, to seek monetary penalties, and to otherwise pursue enforcement actions for violations of Section 13(a), including a failure to file a Form 10-K or for the omission of necessary statements in a Form 10-K. Therefore, a violation under Section 404 of SOX or Section 13(a) of the Securities Exchange Act of 1934 could potentially subject an issuer to these same investigations and penalties. Section 404 of SOX is a relatively new legal requirement, and there is very little precedent establishing the consequences or appropriate response to a public company’s failure to comply with Section 404. Accordingly, we cannot predict what action, if any, the SEC may take against our company as a result of a failure to be compliant with our obligations under Section 404 of SOX or Section 13(a) of the Securities Exchange Act of 1934.

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

The Company has devoted significant amount of financial and internal resources during 2005 and early part of 2006 to ensure compliance with SOX 404, and on January 16, 2006, Company’s management has completed and concluded its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

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

In addition to the foregoing, after a review of our operating results for the fiscal year ended December 31, 2004 and for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have determined that, as of each such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. This conclusion was based on the Company’s determination in March 2006 that it had previously failed to properly account for the senior convertible notes issued by the Company in August 2005. In particular, the Company had previously failed to identify and properly account for the derivative feature of such convertible notes in accordance with applicable accounting standards. As a result of this failure, the Company restated its financial statements contained in its 2004 and 2005 Form 10-Q’s and 10-K’s. .

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

As of December 31, 2005, we had outstanding approximately $2.4 million in aggregate principal amount of July 2007 Notes with a conversion price of $1.00 per share and $9.9 million in aggregate principal amount of August 2007 Notes with a conversion price of $2.00 per share. We also had outstanding warrants to purchase up to 563,151 shares of our common stock at an exercise price of $2.73 per share and warrants to purchase an aggregate of 3,777,715 shares at an exercise price of $2.00 per share. Each of these notes and warrants contain weighted-average anti-dilution provisions whereby, if we issue shares in the future for consideration below such conversion or exercise prices, then (with certain exceptions, including the issuance of stock options) the conversion price for our convertible notes would automatically be reduced (allowing the holders of the notes to receive additional shares of common stock upon conversion) and the exercise price of the warrants would automatically be reduced. Further, the warrants from our outstanding convertible Notes and the embedded conversion features of our convertible notes have been accounted for as derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial

Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements in the future, then we may need to raise substantial additional funds in the future to support our working capital requirements and for other purposes. If shares of our common stock or securities convertible into or exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than the conversion and exercise prices of our convertible notes and warrants, then these anti-dilution provisions would be triggered, thus possibly causing substantial dilution to our then-existing stockholders if the notes are converted or the warrants are exercised. Further, subsequent sales of the shares in the public market could depress the market price of our stock by creating an excess in supply of shares for sale.

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

Please disclose when the material weaknesses began.

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

Item 3. Legal Proceedings

We and certain of our present and former officers and directors were named as defendants in nine purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division, and the Central District of California, Southern Division, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 2004, four complaints were consolidated in the Middle District of Florida under the caption Primavera Investors v. Liquidmetal Technologies, Inc., et al., Case No. 8:04-CV-919-T-23EAJ. John Lee, Chris Cowley, Dwight Mamanteo, Scott Purcell and Mark Rabold were appointed co-lead plaintiffs (the “Lead Plaintiffs”), but Mr. Mamanteo later withdrew. In September 2004, the five complaints filed in the Central District of California were transferred to the Middle District of Florida for consolidation with the Primavera Investors action. The Lead Plaintiffs served their Consolidated Amended Class Action Complaint on January 12, 2005. The Amended Complaint alleges that the Prospectus issued in connection with our initial public offering in May 2002 contained material misrepresentations and omissions regarding our historical financial condition and regarding a personal stock transaction by our former chief executive officer. The Lead Plaintiffs further generally allege that during the proposed Class Period of May 21, 2002, through May 13, 2004, the defendants engaged in improper revenue recognition with respect to certain of our business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of our products to artificially inflate the value of our stock. The Amended Complaint seeks unspecified compensatory damages and other relief. We, along with other defendants, filed a Motion to Dismiss Plaintiffs’ Consolidated Amended Class Action Complaint in March 2005. The Motion to Dismiss was denied in December 2005, and the defendants served their Answer and Affirmative Defenses to the Consolidated Amended Class Action Complaint on December 16, 2005. The Lead Plaintiffs will likely serve their Motion for Class Certification in March 2006. We intend to vigorously defend against the class action. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

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

These statements should be read in conjunction with restatement Note 2 in the notes to the consolidated financial statements hereto and Note 2 in the notes to consolidated financial statements in the fiscal 2003 annual report on Form 10-K filed on November 10, 2004, which reflects the restatements of prior year transactions.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)		(Restated)	(Restated)
	(in thousands, except per share data )

Consolidated Statement of Operations Data:

Revenue	16,365	$17,429	$13,658	$9,138	$3,882
Cost of sales	15,129	12,168	18,162	5,656	1,924
Gross Profit	1,236	5,261	(4,504)	3,482	1,958

Operating expenses:
Selling, general and administrative	8,534	11,591	17,729	13,099	5,239
Research and development	1,120	1,467	8,780	11,825	1,726
Impairment of goodwill	—	—	184	—	—
Impairment of long lived assets	4,487	—	2,684	—	—
Total operating expenses	14,141	13,058	29,377	24,924	6,965

Income (loss) before interest, other income, income taxes, minority interest and discontinued operations	(12,905)	(7,797)	(33,881)	(21,442)	(5,007)
Loss from extinguishments of debt	(1,247)	(2,941)	—	—	—
Change in value of warrants, gain	3,985	747	—	—	—
Change in value of conversion feature, gain	9,118	2,093	—	—	—
Other income	—	302	—	—	—
Interest expense, net	(6,004)	(6,540)	(86)	(603)	(1,095)
Gain on sale of marketable securities held-for-sale	—	—	1,178	832	—

Income (loss) before income taxes, minority interest and discontinued operations	(7,053)	(14,136)	(32,789)	(21,213)	(6,102)
Income taxes	—	—	—	—	—
Minority interest in loss of consolidated subsidiary	—	—	21	118	—

Income (loss) from continuing operations	(7,053)	(14,136)	(32,768)	(21,095)	(6,102)
Income (loss) from operations of discontinued operations, net	—	(749)	(964)	83	(5,973)
Gain (loss) from disposal of discontinued operations, net	—	—	127	1,556	(11,949)

Net loss	$(7,053)	$(14,885)	$(33,605)	$(19,456)	$(24,024)

Income (loss) per share from continuing operations – basic and diluted	$(0.17)	$(0.34)	$(0.79)	$(0.54)	$(0.18)

Weighted average common shares used to compute income (loss) per share from continuing operations – basic and diluted	41,833	41,610	41505	38,714	33,323

	As of December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)		(Restated)	(Restated)
	(in thousands, except per share data )

Consolidated Balance Sheet Data:

Cash and cash equivalents	$1,392	$742	$3,127	$25,058	$2,230
Working capital (deficiency)	(10,993)	(14,910)	(698)	25,812	(9,573)
Total assets	21,563	28,508	30,852	24,845	6,680
Long-term debt, including current portion, net of discount	6,776	6,628	4,047	—	2,988
Shareholders’ equity (deficiency)	(1,320)	4,191	16,163	50,599	(7,504)

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

We have restated our previously issued financial statements for the fiscal years ended December 31, 2004 and 2005 due to an error related to our accounting for the embedded convertible feature of the senior convertible notes issued in March 2004, which were exchanged in August 2004, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133).

The correction of the error to properly state the fair value of the embedded conversion feature of senior convertible notes in accordance with SFAS 133 resulted in recognition of $7.6 million as a conversion feature liability as of the issuance of the senior convertible notes in March 2004 as the convertible notes are considered a non-conventional convertible debt instrument. The correction resulted in recognition of the change in fair value of the embedded conversion feature in our earnings as a gain of $2.1 million and $5.3 million for the years ended December 31, 2004 and 2005, respectively, as well as adjustments to amortization of debt discount as interest expense of $3.0 million and $1.1 million for the years ended December 31, 2004 and 2005, respectively, and an additional loss on extinguishment of debt of $1.3 million for the year ended December 31, 2004. Additionally, we recognized $0.9 million and $0.5 million in additional paid in capital from redemption and conversion of convertible notes as of December 31, 2004 and 2005, respectively.

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

Change in Value of Conversion Feature consists of changes to the fair value of the embedded conversion feature of our senior convertible notes. The embedded conversion feature has been accounted for as a separate derivative instrument in accordance with SFAS 133 with a change in fair values reported in earnings. The change in fair values are determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding conversion features.

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

Loss from Extinguishments of Debt. Loss from extinguishments of debt decreased to $1.2 million, or 8% of revenue, for the twelve months ended December 31, 2005 from $2.9 million, or 17% of revenue, for the twelve months ended December 31, 2004. The $1.2 million loss from extinguishments of debt was recognized from the exchange of our 6% Convertible Notes due 2006 in August 2005. The $2.9 million loss from extinguishments of debt was recognized from exchange of our 6% Senior Convertible Notes due March 2007 in August 2004.

Change in Value of Warrants. Change in value of warrants was a net gain of $4.0 million, or 24% of revenue, and $0.7 million, or 4.3% of revenue, during the twelve months ended December 31, 2005 and 2004, respectively from the change in value of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, and senior convertible debt funded in August 2005 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 and August 2005 resulted in a Change in value of conversion feature gain of $9.1 million, or 56% of revenue, and a gain of $2.1 million, or 12% of revenue, for the twelve months ended December 31, 2005 and 2004, respectively, primarily due to fluctuations in our stock price (see Note 15).

Other Income. Other income was $0.3 million, or 2% of revenue, during the twelve months ended December 31, 2004 from certain stock transactions with John Kang, our Chairman, President, and Chief Executive Officer during 2002 (see Note 24). There were no amounts recorded as other income for the twelve months ended December 31, 2005.

Interest Expense. Interest expense was $6.0 million, or 37% of revenue, for the twelve months ended December 31, 2005 and was $6.6 million, or 38% of revenue, for the twelve months ended December 31, 2004. During each of the twelve months ended December 31, 2005 and 2004, the interest expense was primarily due to the interest accrued on the Kookmin Bank loan funded on February 4, 2003, senior convertible debt funded on March 3, 2004 and exchanged in August 2004, convertible debt funded on June 13, 2005, and senior convertible debt funded in August 9, 2005, as well as amortization of debt issuance costs and discount on the convertible debt. During 2005, $0.1 million of interest expense was accrued from default interest rates applied to the senior convertible notes effective April 1, 2005 from non-payment of quarterly scheduled interest payments and $1.0 million of late registration penalty fee of our senior convertible debt was accrued as interest expense. The default interest and late registration penalty were paid as of December 31, 2005.

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

Impairment of Goodwill. Impairment of goodwill was $0.2 million , or 1% of revenue, in the twelve months ended December 31, 2003. Impairment of goodwill represents the write-down of the goodwill balance of Dongyang Yudoro (“Dongyang”), our 51% owned subsidiary in South Korea. During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in the market for its machinery products. These events along with Dongyang’s operating, and cash flow losses, and uncertainty surrounding its future cash flows, led us to evaluate our investment for recoverability as of December 31, 2003. As a result, we determined that the carrying value of our investment in Dongyang exceeded its fair value as of December 31, 2003 in the amount of $0.2 million. In March 2004, we sold our 51% investment in Dongyang to the 49% minority shareholder (see Note 18). There was no impairment charge to goodwill in the twelve months ended December 31, 2004.

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

We have restated our quarterly results for 2005 and 2004 to properly account for the conversion feature of our senior convertible notes. See Note 2 to the consolidated financial statements included in this annual report on Form 10-K

During the fourth quarter of 2005, although annual revenues decreased relative to 2004, we had an increase in revenue of $1.1 million compared to the third quarter due to increases in orders from our consumer electronics casings customers for Liquidmetal bulk alloy parts for cellular phone components and other consumer electronics casings, and increases in demand for Liquidmetal coatings products from the oil drilling industry. The increases in were a result of expanded sales and marketing efforts into various electronic components including sliding hinges, brackets and antenna. The Company experienced an increase gross profit of $0.3 million for the fourth quarter of 2005 from the third quarter due to increase in mix of higher margin products. Significant portion of our manufacturing costs continue to remain fixed. We believe that higher manufacturing volumes and greater mix of higher margin products in the future will cause the gross profit to improve over time. In addition, the company wrote-down $0.3 million of primarily raw material inventory considered to be long term as the carrying value of the inventory held as an impairment charge. While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future.

In the third quarter of 2005, the company wrote-down $0.8 million of primarily raw material inventory considered to be long term as the carrying value of the inventory held as an impairment charge. While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future.

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

These statements should be read in conjunction with restatement Note 2 in the notes to the consolidated financial statements included in this annual report on Form 10-K.

Consolidated Statements of Operations Data:

	For the Three Months Ended
	12/31/05	9/30/05	6/30/05	3/31/05
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
	(Unaudited)
Revenue	$5,453	$4,342	$3,727	$2,843
Cost of sales	4,576	3,756	3,962	2,835
Gross (loss) profit	877	586	(235)	8
Operating expenses
Selling, general, and administrative	2,013	2,364	1,567	2,590
Research and development	314	196	213	397
Impairment of long lived assets	260	833	3,394	—
Total operating expenses	2,587	3,393	5,174	2,987

Loss from operations	(1,710)	(2,807)	(5,409)	(2,979)
Loss from extinguishments of debt	—	(1,247)	—	—
Change in value of warrants, gain (loss)	2,840	1,112	(100)	133
Change in value of conversion feature, gain	4,621	2,215	1,167	1,115
Interest expense, net	(1,641)	(1,652)	(1,180)	(1,531)

Income (loss) from operation before income taxes and discontinued operations	4,110	(2,379)	(5,522)	(3,262)

Income taxes	—	—	—	—

Net income (loss)	$4,110	$(2,379)	$(5,522)	$(3,262)

Income (loss) per share from continuing operations - basic and diluted	$0.10	$(0.06)	$(0.13)	$(0.08)

Weighted average common shares used to compute income (loss) per share from continuing operations - basic and diluted	42,180	41,933	41,610	41,610

Consolidated Statements of Operations Data:

	For the Three Months Ended
	12/31/04	9/30/04	6/30/04	3/31/04
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
	(Unaudited)
Revenue	$2,471	$4,615	$4,055	$6,288
Cost of sales	2,895	3,241	2,475	3,557
Gross profit (loss)	(424)	1,374	1,580	2,731
Operating expense:
Selling, general, and administrative	2,413	3,569	2,544	3,065
Research and development	407	374	345	341
Total operating expenses	2,820	3,943	2,889	3,406

Loss from operations	(3,244)	(2,569)	(1,309)	(675)
Loss on extinguishments of debt	—	(2,941)	—	—

Change in value of warrants, (loss) gain	(99)	(434)	694	586
Change in value of conversion feature, (loss) gain	(1,183)	(2,338)	3,904	1,710
Other income (expense), net	—	302	—	—

Interest income (expense), net	(640)	(3,283)	(2,233)	(384)

(Loss) income from operation before income taxes and discontinued operations	(5,166)	(11,263)	1,056	1,237

Income taxes	—	—	—	—

(Loss) income from continuing operations	(5,166)	(11,263)	1,056	1,237

(Loss) from discontinued operations, net of tax	—	—	(356)	(393)

Net (loss) income	$(5,166)	$(11,263)	$700	$844

(Loss) income per share from continuing operations – basic and diluted	$(0.12)	$(0.27)	$0.03	$0.03

Weighted average common shares used to compute income (loss) per share from continuing operations – basic and diluted	41,610	41,610	41,610	41,610

LIQUIDITY AND CAPITAL RESOURCES

Our cash used for operating activities was $6.5 million for the year ended December 31, 2005. Our cash used for operating activities, including our discontinued equipment manufacturing operations, was $6.3 million for the year ended December 31, 2004. Our working deficit decreased to $11.0 million from $14.9 million at December 31, 2005 and 2004. The decrease of approximately $3.9 million in working deficit was primarily attributable to increase in cash and cash equivalents of $0.7 million, increase in trade accounts receivable of $0.7 million, decrease in current portion of long term debt of $2.7 million, decrease in current portion of other liabilities of $0.6 million, decrease in conversion feature liabilities of $4.9 offset by an decrease in restricted cash of $0.8 million, decrease in inventories of $0.6 million, decrease in prepaid expenses and other current assets of $0.3 million, increase in accounts payable and accrued liability of $1.6 million, increase in settlement payable of $0.1 million, increase in deferred revenue of $0.4 million, increase in short-term debt of $0.6 million, and increase in warrant liabilities of $1.2 million.

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

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2005 and 2004 was $7.1 million and $14.9 million, respectively. In the audit report on our financial statements for our fiscal years ended December 31, 2005 and 2004, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months and would seek to raise such funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be diluted.

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

(2)	Does not include interest payments of $1,623, un-amortized discounts for conversion feature and warrants of $8,259 of our convertible notes.
(3)	Does not include minimum interest and fee payments of $30.
(4)	Includes imputed interest of $3.
(5)	In January 2005 Growell was acquired by a third party, and we are currently in negotiations to settle this balance with the third party.

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

•                  We value inventories at lower of cost or net realizable value. Management has determined net realizable value to be equal to the selling price of the products to be produced and sold less the cost of disposal. In the event, in future periods, the actual selling prices exceed the estimate for selling prices less cost to sell, an adjustment would be made and income would increase in the period of such determination. Likewise, in the event, in future periods, actual selling prices are lower than the estimate for selling prices, an adjustment would be made and income would decrease in the period of such determination. During 2003 we reduced the carrying value of raw materials held by our subsidiary, Liquidmetal Korea, by the amounts considered to be obsolete. During 2003 we reduced the carrying value of our inventories by $1.0 million as we determined that certain raw material and inventories exceeded their net realizable value as of December 31, 2003. Additionally, we recorded a write-down of $2.8 million of raw material and machine inventory associated with the settlement of a dispute with a customer, Growell, in December 2003. Such write-down adjustments are included within Cost of Sales. (see Note 7 to the consolidated financial statements included in this annual report on Form 10-K)

•                  We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be realized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

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

In general, the SEC has broad authority under the Securities Exchange Act of 1934 to institute investigations, to seek injunctions, to seek monetary penalties, and to otherwise pursue enforcement actions for violations of Section 13(a), including a failure to file a Form 10-K or for the omission of necessary statements in a Form 10-K. Therefore, a violation under Section 404 of SOX or Section 13(a) of the Securities Exchange Act of 1934 could potentially subject an issuer to these same investigations and penalties. Section 404 of SOX is a relatively new legal requirement, and there is very little precedent establishing the consequences or appropriate response to a public company’s failure to comply with Section 404. Accordingly, we cannot predict what action, if any, the SEC may take against our company as a result of a failure to be compliant with our obligations under Section 404 of SOX or Section 13(a) of the Securities Exchange Act of 1934.

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

The Company has devoted significant amount of financial and internal resources during 2005 and early part of 2006 to ensure compliance with SOX 404, and on January 16, 2006, Company’s management believes that the Company completed and concluded its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Issuers of convertible debt are required by Statement 133 to evaluate whether it is necessary to separate the “embedded” conversion feature from the debt contract and account for the conversion feature as if it were a separate derivative instrument. If the issuer determines that the embedded conversion feature would be classified in equity if it were a freestanding instrument, the conversion feature is not separated from the debt contract. EITF 00-19’s criteria must be applied to determine whether a conversion feature qualifies for equity classification, but it exempts a conversion feature embedded in a “conventional convertible debt instrument” from some of the criteria. EITF 05-2 requires convertible instruments that may be settled in a combination of cash or shares, e.g., those referred to as “Instrument C” in EITF 90-19, and instruments that may be convertible into a variable number of shares are not “conventional.”  As a result, nonconventional instruments would need to satisfy all requirements of EITF 00-19 to support a conclusion that the conversion feature does not require accounting separate from that for the debt contract. The adoption of this Issue resulted in recognition of embedded conversion feature from the senior convertible notes issued in March 2004, which was exchanged in August 2004, and August 2005 as liabilities of $1.8 million and $6.7 million as of December 31, 2005 and 2004, respectively, and a gain of $9.1 million and $2.1 million from the change in fair value of conversion feature liabilities for the year ended December 31, 2005 and 2004, respectively.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2005, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures, as of December 31, 2005, were not effective.  This conclusion was based on the Company’s determination that it had previously failed to properly account for the senior convertible notes issued by the Company.  In particular, the Company had previously failed to identify and properly account for the derivative feature of such convertible notes in accordance with applicable accounting standards.  As a result of this failure, the Company restated its financial statements contained in its 2004 and 2005 Form 10-Q’s and 10-K’s.

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

In general, the SEC has broad authority under the Securities Exchange Act of 1934 to institute investigations, to seek injunctions, to seek monetary penalties, and to otherwise pursue enforcement actions for violations of Section 13(a), including a failure to file a Form 10-K or for the omission of necessary statements in a Form 10-K.  Therefore, a violation under Section 404 could potentially subject a company to these same investigations and penalties. Section 404 is a relatively new legal requirement, and there is very little precedent establishing the consequences or appropriate response to a public company’s failure to comply with Section 404.  Accordingly, the Company cannot predict what action, if any, the SEC may take against the Company as a result of a failure to be compliant with its obligations under Section 404.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is a table identifying our directors and executive officers as of December 31, 2005:

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

Name of Beneficial Owner	Shares	Percent of Class

5% Stockholders

Tjoa Thian Song(7) 16 Raffles Quay #B1-14A Hong Leong Building Singapore 0101	4,008,523	10%

Jack Chitayat(10) 1133 Park Avenue, Suite 1W New York, NY 10128	2,544,289	6%

Directors and Named Executive Officers

Ricardo A. Salas(9) 25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630	1,221,812	3%

John Kang(1) 25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630	5,104,973	12%

James Kang(2) 25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630	6,066,033	14%

William Johnson(3) 25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630	1,207,650	3%

Dean Tanella(4) 25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630	38,120	*

Bobb Biehl(5) 25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630	37,929	*

CK Cho(6) 25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630	287,686	*

Young Ham(8) 25800 Commercentre Drive, Suite 100 Lake Forest, CA 92630	17,500	*

All directors and executive officers as a group (8 persons)	13,981,703	33%

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

10.58 (1)		Agreement, dated November 3, 2004, between Liquidmetal Technologies, Inc. and John Kang relating to liability under Section 16(b).
10.59 (1)		Form of Indemnity Agreement between Liquidmetal Technologies, Inc. and directors and executive officers.
10.60 (1)		Factoring, Loan, and Security Agreement, dated April 21, 2005, between Liquidmetal Technologies, Inc. and Hana Financial, Inc.
14	—	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers. (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004)
21	—	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21 to the Form 10-K filed on November 10, 2004)
23.1	—	Consent of Choi, Kim & Park, LLP
23.2		Consent of Stonefield Josephson, Inc.
24.1	—	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
32.1	—	Certification pursuant to 18 U.S.C. 1350.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kang	Chairman of the Board	July 20, 2006
John Kang	and Director

/s/ James Kang	Founder and Director	July 20, 2006
James Kang

/s/ William Johnson	Director	July 20, 2006
William Johnson

/s/ Robert Biehl	Director	July 20, 2006
Robert Biehl

/s/ Dean Tanella	Director	July 20, 2006
Dean Tanella

/s/ CK Cho	Director	July 20, 2006
CK Cho

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the year ended December 31, 2005 as well as the effects of the adjustments for the correction of the error described in Note 2 as of and for the year ended December 31, 2004. Our audit also included the financial statement schedule listed at index in Item 15(a) as of and for the year ended December 31, 2005. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and cash flows for the year ended December 31, 2005, as well as the effects of the adjustments for the correction of the error described in Note 2 as of and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Choi, Kim & Park LLP

Los Angeles, California
Certified Public Accountants

February 23, 2006, except for Note 2, as to which the date is July 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 2, the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 , and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2004 (the 2004 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). . Our audit also included the financial statement schedule listed at index in Item 15(a), except for the correction of the error described in Note 2, as of and for the years ended December 31, 2004 and 2003. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

Irvine, California
Certified Public Accountants

March 3, 2005

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS

Current Assets:

Cash and cash equivalents	$1,392	$742
Restricted cash	—	754
Trade accounts receivables, net of allowance for doubtful accounts of $61 and $108	2,360	1,668
Inventories	1,748	2,353
Prepaid expenses and other current assets	609	930
Total current assets	6,109	6,447

Property, plant and equipment, net	13,437	16,434
Idle equipment	193	1,906
Long-term inventory	—	1,810
Other intangibles, net	1,185	1,143
Other assets	639	768
Total assets	$21,563	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$6,530	$4,969
Settlement payable	3,331	3,246
Deferred revenue	1,275	900
Short-term debt	550	—
Long-term debt, current portion, net of debt discount of $0 and $2,831	1,343	4,010
Other liabilities, current portion	483	1,032
Warrant liabilities	1,792	550
Conversion feature liabilities	1,798	6,650
Total current liabilities	17,102	21,357

Long-term debt, net of current portion and debt discount of $8,259 and $0	5,433	2,618
Other long-term liabilities, net of current portion	348	342
Total liabilities	22,883	24,317

Shareholder’s equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized and 42,187,621 and 41,609,652 issued and outstanding at December 31, 2005 and 2004, respectively	42	42
Additional paid-in capital	130,893	129,650
Accumulated deficit	(134,525)	(127,472)
Accumulated other comprehensive income	2,270	1,971
Total shareholder’ equity (deficiency)	(1,320)	4,191
Total liabilities and shareholders’ equity (deficiency)	$21,563	$28,508

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)

Revenue	$16,365	$17,429	$13,658
Cost of sales	15,129	12,168	18,162

Gross profit (loss)	1,236	5,261	(4,504)

Operating expenses
Selling, general, and administrative	8,534	11,591	17,729
Research and development	1,120	1,467	8,780
Impairment of goodwill	—	—	184
Impairment of long lived assets	4,487	—	2,684
Total operating expenses	14,141	13,058	29,377

(Loss) before interest, other income, income taxes, minority interest, and discontinued operations	(12,905)	(7,797)	(33,881)
(Loss) from extinguishments of debt	(1,247)	(2,941)	—
Change in value of warrants, gain	3,985	747	—
Change in value of conversion feature, gain	9,118	2,093	—
Other income	—	302	—
Interest expense	(6,021)	(6,577)	(390)
Interest income	17	37	304
Gain on sale of marketable securities held-for-sale	—	—	1,178
(Loss) before income taxes, minority interest and discontinued operations	(7,053)	(14,136)	(32,789)

Income taxes	—	—	—

(Loss) before minority interest and discontinued operations	(7,053)	(14,136)	(32,789)

Minority interest in loss of consolidated subsidiary	—	—	21

(Loss) from continuing operations	(7,053)	(14,136)	(32,768)

Discontinued operations:
(Loss) from operations of discontinued operations, net	—	(749)	(964)
Gain from disposal of discontinued operations, net	—	—	127
Net (Loss)	(7,053)	(14,885)	(33,605)
Other comprehensive gain (loss):
Foreign exchange translation gain during the period	299	1,716	211
Net unrealized (loss) on marketable securities available-for-sale	—	—	(1,668)
Comprehensive (loss)	$(6,754)	$(13,169)	$(35,062)

Per common share basic and diluted:
Loss per share - continuing operations	(0.17)	(0.34)	(0.79)
Loss per share - discontinuing operations	—	(0.02)	(0.02)
Loss per share basic and diluted	(0.17)	(0.36)	(0.81)

Number of weighted average shares - basic and diluted	41,833	41,610	41,505

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Unamortized Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
			(Restated)	(Restated)	(Restated)

Balance, December 31, 2002 (As Restated)	41,009,245	$106,554	$21,575	$(260)	$(78,982)	$1,712	$50,599

Stock options exercised	684,165	1,149	—	—	—	—	1,149
Repurchase of shares	(93,758)	(653)	—	—	—	—	(653)
Change in par value due to reincorporation	—	(107,008)	107,008	—	—	—	—
Stock-based compensation	10,000	—	100	25	—	—	125
Unamortized stock option-based compensation	—	—	(107)	107	—	—	—
Purchase of common stock of subsidiaries	—	—	5	—	—	—	5
Foreign exchange translation gain	—	—	—	—	—	211	211
Reclassification for net realized gain	—	—	—	—	—	(1,668)	(1,668)
Net loss	—	—	—	—	(33,605)	—	(33,605)

Balance December 31, 2003	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163

Stock-based compensation	—	—	261	15	—	—	276
Unamortized stock option-based compensation	—	—	(113)	113	—	—	—
Redemption of convertible notes payable	—	—	914	—	—	—	914
Warrants cancelled	—	—	7	—	—	—	7
Foreign exchange translation gain	—	—	—	—	—	1,716	1,716
Net loss	—	—	—	—	(14,885)	—	(14,885)

Balance, December 31, 2004 (As Restated)	41,609,652	$42	$129,650	$—	$(127,472)	$1,971	$4,191

Stock based compensation	—	—	41	—	—	—	41
Conversion of notes payable	485,750	—	1,026	—	—	—	1,026
Redemption of convertible notes payable	—	—	1	—	—	—	1
Common stock issued as director’s fees	92,219	—	175	—	—	—	175
Foreign exchange translation gain	—	—	—	—	—	299	299
Net loss	—	—	—	—	(7,053)	—	(7,053)

Balance, December 31, 2005 (As Restated)	42,187,621	$42	$130,893	$—	$(134,525)	$2,270	$(1,320)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)
Operating activities:
Net (loss)	$(7,053)	(14,885)	(33,605)
Add (gain) loss from operations and loss on disposition of discontinued operations	—	749	837
	(7,053)	(14,136)	(32,768)
Adjustments to reconcile net loss from operations to net cash used for operating activities:
Impairment of long lived assets	4,307	—	2,684
Impairment of goodwill	—	—	184
Loss from growell settlement	—	—	2,765
Gain on sale of marketable securities held-for-sale	—	—	(1,178)
(Gain) loss on disposal of asset	(14)	4	—
Depreciation and amortization	3,401	3,444	4,354
Loss on extinguishments of debt	1,247	2,941	—
Amortization of debt discount	3,869	5,834	—
Stock-based compensation	41	276	123
Bad debt (recovery) expense	(6)	84	(28)
Warranty expense	101	288	(297)
Minority interest	—	—	(21)
(Gain) loss from change in value of warrants	(3,985)	(747)	—
(Gain) loss from change in value of conversion feature	(9,118)	(2,093)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(686)	1,996	1,660
Inventories	(151)	(2,103)	(100)
Prepaid expenses and other current assets	350	(535)	1,689
Other assets	(378)	(869)	83
Accounts payable and accrued expenses	1,606	998	(5,969)
Deferred revenue	375	(535)	38
Other liabilities	(412)	(1,244)	2,661
Net cash used for continuing operations	(6,506)	(6,397)	(24,120)

Net cash provided by (used for) discontinued operations	—	73	(2,429)
Net cash used for operating activities	(6,506)	(6,324)	(26,549)
Investing Activities:
Purchases of property and equipment	(169)	(73)	(2,329)
Proceeds from sale of property and equipment	69	38	—
Proceeds from sale of marketable securities held-for-sale	—	—	2,578
Investment in patents and trademarks	(159)	(273)	(298)
Net cash used for investing activities	(259)	(308)	(49)
Financing Activities:
Proceeds from borrowings	17,774	9,924	5,488
Repayment of borrowings	(11,333)	(5,184)	(1,441)
Repayment of other liabilities	(133)	(135)	(72)
Proceeds from restricted cash	754	(754)	—
Stock options exercised	—	—	899
Proceeds from issuance of common stock by subsidiaries, net	—	—	5
Net cash provided by financing activities	7,062	3,851	4,879
Effect of foreign exchange translation	353	396	(212)
Net increase (decrease) in cash and cash equivalents	650	(2,385)	(21,931)
Cash and cash equivalents at beginning of period	742	3,127	25,058
Cash and cash equivalents at end of period	1,392	742	3,127

Supplemental cash flow information
Interest paid	$1,472	$640	$443
Taxes paid	$—	$—	$—

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

The correction of the error to properly state the fair value of the embedded conversion feature of senior convertible notes in accordance with SFAS 133 resulted in recognition of $7,595 as a conversion feature liability as of the issuance of the senior convertible note in March 2004 as the convertible notes are considered non-conventional convertible debt instrument. The correction resulted in recognition of the change in fair value of the embedded conversion feature in the Company’s earnings as a gain of $2,093 and $5,269 for the years ended December 31, 2004 and 2005, respectively, as well as adjustments to amortization of debt discount as interest expense of $2,974 and $1,076 for the years ended December 31, 2004 and 2005, respectively, and an additional loss on extinguishment of debt of $1,278 for the year ended December 31, 2004. Additionally, the Company recognized $914 and $542 in additional paid in capital from redemption and conversion of convertible notes as of December 31, 2004 and 2005, respectively (see Note 15). As part of the restatement, reclassifications to prior period consolidated financial statements have been made for consistent presentation of our warrant liabilities, settlement payable, and change in value of warrant liabilities.

The effects of the restatements are as follows:

	As of December 31,
	2005	2005	2004	2004
	Previously Reported	Restated	Previously Reported	Restated
ASSETS
Current Assets:

Cash and cash equivalents	$1,392	$1,392	$742	$742
Restricted cash	—	—	754	754
Trade accounts receivables, net of allowance for doubtful accounts	2,360	2,360	1,668	1,668
Inventories	1,748	1,748	2,353	2,353
Prepaid expenses and other current assets	609	609	930	930
Total current assets	6,109	6,109	6,447	6,447

Property, plant and equipment, net	13,437	13,437	16,434	16,434
Idle equipment	193	193	1,906	1,906
Long-term inventory	—	—	1,810	1,810
Other intangibles, net	1,185	1,185	1,143	1,143
Other assets	639	639	768	768
Total assets	$21,563	$21,563	$28,508	$28,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$6,530	$6,530	$4,969	$4,969
Settlement payable	3,331	3,331	3,246	3,246
Deferred revenue	1,275	1,275	900	900
Short-term debt	550	550	—	—
Long-term debt, current portion, net of debt discount	1,343	1,343	5,991	4,010
Other liabilities, current portion	483	483	1,032	1,032
Warrant liabilities	1,792	1,792	550	550
Conversion feature liabilities	959	1,798	—	6,650
Total current liabilities	16,263	17,102	16,688	21,357

Long-term debt, net of current portion and debt discount March 31, 2006, December 31, 2005 and 2004, respectively	6,338	5,433	2,618	2,618
Other long-term liabilities, net of current portion	348	348	342	342
Total liabilities	22,949	22,883	19,648	24,317

Shareholder’s equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized and 42,187,621 and 41,609,652 issued and outstanding at December 31, 2005 and 2004, respectively	42	42	42	42
Additional paid-in capital	132,861	130,893	132,160	129,650
Accumulated deficit	(136,559)	(134,525)	(125,313)	(127,472)
Accumulated other comprehensive income	2,270	2,270	1,971	1,971
Total shareholder’ equity (deficiency)	(1,386)	(1,320)	8,860	4,191

Total liabilities and shareholders’ equity (deficiency)	$21,563	$21,563	$28,508	$28,508

	Years Ended December 31,
	2005	2005	2004	2004
	Previously Reported	Restated	Previously Reported	Restated

Revenue	$16,365	$16,365	$17,429	$17,429
Cost of sales	15,129	15,129	12,168	12,168

Gross (loss) profit	1,236	1,236	5,261	5,261

Operating expenses
Selling, general, and administrative	8,534	8,534	11,591	11,591
Research and development	1,120	1,120	1,467	1,467
Impairment of goodwill	—	—	—	—
Impairment of long lived assets	4,487	4,487	—	—
Total operating expenses	14,141	14,141	13,058	13,058

Loss before interest, other income, income taxes, minority interest, and discontinued operations	(12,905)	(12,905)	(7,797)	(7,797)
Loss from extinguishments of debt	(1,247)	(1,247)	(1,663)	(2,941)
Change in value of warrants, (loss) gain	3,985	3,985	747	747
Change in value of conversion feature, (loss) gain	3,849	9,118	—	2,093
Other income	—	—	302	302
Interest expense	(4,945)	(6,021)	(3,603)	(6,577)
Interest income	17	17	37	37
Gain on sale of marketable securities held-for-sale	—	—	—	—
Loss before income taxes, minority interest and discontinued operations	(11,246)	(7,053)	(11,977)	(14,136)

Income taxes	—	—	—	—

Loss before minority interest and discontinued operations	(11,246)	(7,053)	(11,977)	(14,136)

Minority interest in loss of consolidated subsidiary	—	—	—	—

Loss from continuing operations	(11,246)	(7,053)	(11,977)	(14,136)

Discontinued operations:
Income (loss) from operations of discontinued operations, net	—	—	(749)	(749)
Gain (loss) from disposal of discontinued operations, net	—	—	—	—
Net Loss	(11,246)	(7,053)	(12,726)	(14,885)
Other comprehensive gain (loss):
Foreign exchange translation gain during the period	299	299	1,716	1,716
Net unrealized gain (loss) on marketable securities available-for-sale	—	—	—	—
Comprehensive loss	$(10,947)	$(6,754)	$(11,010)	$(13,169)

Per common share basic and diluted:
Loss per share - continuing operations	(0.27)	(0.17)	(0.29)	(0.34)
Loss per share - discontinuing operations	—	—	(0.02)	(0.02)
Loss per share basic and diluted	(0.27)	(0.17)	(0.31)	(0.36)

Number of weighted average shares - basic and diluted	41,833	41,833	41,610	41,610

3. Liquidity

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $134,525 as of December 31, 2005. Cash used for continuing operations for the year ended December 31, 2005 was $6,506. At December 31, 2005, working deficit was $10,993. As of December 31, 2005, the Company’s principal source of liquidity is $1,392 of cash and $2,360 of trade accounts receivable. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. These operating results occurred while the Company was developing and continues to develop and to commercialize and manufacture products from an entirely new and unique technology. These factors have placed a significant strain on the financial resources of the Company. The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continue to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Capital requirements during the next 12 months will depend on numerous factors, including the success of existing products, the development of new applications for Liquidmetal alloys, the resources devoted to develop and support Liquidmetal alloy products. If the available funds and cash generated from operations are insufficient to satisfy liquidity requirements, the Company will need additional funds in the future to support working capital requirements and for other purposes, and will need to raise additional funds through public or private equity financing, bank debt financing, or from other sources. Subsequent to the close of the second quarter of 2005, the Company completed a private placement of $9,878 of 7% convertible debt in consideration for $5,000 aggregate cash received, $4,280 exchange of previously issued notes, and satisfaction of accrued interest and fees of $598 from the previously issued notes (see Note 15). Adequate funds may not be available when needed or may not be available on favorable terms. The Company expects to continue to devote limited capital to our research and development activities, to further develop and strengthen our manufacturing capabilities, and for working capital and other general corporate purposes.

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

The Company has devoted significant amount of financial and internal resources during 2005 and early part of 2006 to ensure compliance with SOX 404, and on January 16, 2006, Company’s management has completed and concluded its documentation, assessment and evaluation of its internal controls over financial reporting as of December 31, 2005. However, our independent auditors, Stonefield Josephson Inc., resigned on December 1, 2005, and on January 20, 2006, the Company hired Choi, Kim & Park LLP (“CKP”) as its new independent registered public accounting firm. While the Company has advised CKP of the foregoing weaknesses in internal controls, due to the untimeliness of the foregoing events, CKP was unable to satisfactorily complete their audit of the Company’s internal control over financial reporting pursuant to SOX 404, and thus, have issued a disclaimer of an opinion on the company’s internal control over financial reporting as of December 31, 2005. The Company’s management will continue to monitor potential changes in the legal and regulatory requirements of SOX 404, particularly the requirements for small public companies.

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

Had the Company determined employee stock-based compensation cost based on the fair value at the grant date for stock options consistent with the method of SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been as follows:

	For the years ended December 31,
	2005	2004	2003
	(Restated)	(Restated)
Net loss from continuing operations:
As reported	$(7,053)	$(14,136)	$(32,768)
Add: stock-based employee compensation expense included included in reported net loss, net of related tax effects	41	276	123
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(2,861)	(4,201)	(5,427)
Proforma net loss from continuing operations	$(9,873)	$(18,061)	$(38,072)

Basic and diluted net loss per share:
As reported	(0.17)	(0.34)	(0.79)
Proforma	(0.24)	(0.43)	(0.92)

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

New Accounting Pronouncements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Issuers of convertible debt are required by Statement 133 to evaluate whether it is necessary to separate the “embedded” conversion feature from the debt contract and account for the conversion feature as if it were a separate derivative instrument. If the issuer determines that the embedded conversion feature would be classified in equity if it were a freestanding instrument, the conversion feature is not separated from the debt contract. EITF 00-19’s criteria must be applied to determine whether a conversion feature qualifies for equity classification, but it exempts a conversion feature embedded in a “conventional convertible debt instrument” from some of the criteria. EITF 05-2 requires convertible instruments that may be settled in a combination of cash or shares, e.g., those referred to as “Instrument C” in EITF 90-19, and instruments that may be convertible into a variable number of shares are not “conventional.” As a result, nonconventional instruments would need to satisfy all requirements of EITF 00-19 to support a conclusion that the conversion feature does not require accounting separate from that for the debt contract. The adoption of this Issue resulted in recognition of the embedded conversion feature from the senior convertible notes issued in March 2004, which was exchanged in August 2004, and August 2005 as liabilities of $1,792 and $6,650 as of December 31, 2005 and 2004, respectively, and a gain of $9,118 and $2,093 from the change in fair value of beneficial conversion feature liabilities for the year ended December 31, 2005 and 2004, respectively (see Note 15).

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

7. Inventories

Inventories were comprised of the following:

	December 31,
	2005	2004

Raw materials	$565	$1,688
Work in process	763	352
Finished goods	420	313
Machines held by customer	—	—
Total current inventories	1,748	2,353
Long-term inventories	—	1,810
Total inventories	$1,748	$4,163

The Company maintains certain of its raw material inventories in amounts in excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material. These inventories were classified as long-term inventory as of December 31, 2005 and 2004. The Company determined that its current and projected raw material requirements are not sufficient enough to warrant the use of such raw materials in the foreseeable future. Accordingly, the Company reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be excessive during the year ended 2005. The write-down during the year ended December 31, 2005 amounted to $2,746 and is included in “Impairment of long lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005. The total amount of long term inventory was $0 and $1,810 as of December 31, 2005 and 2004, respectively.

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

9. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing. Due to excess manufacturing capacity, the Company classified the equipment as idle equipment at December 31, 2004. While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future. For these reasons, during the second quarter of 2005, the Company determined to write down the carrying value of the idle equipment held by its subsidiary, Liquidmetal Korea, to its net realizable value. The write-down during the quarter ended June 30, 2005 amounted to $1,741 and is included in operating expenses as “Impairment of long lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005. Total amount of idle equipment remaining was $193, and $1,906 as of December 31, 2005 and 2004, respectively.

10. Other Intangible Assets

Intangible assets consist of the following:

	December 31,
	2005	2004

Purchased and licensed patent rights	$559	$555
Internally developed patents	1,212	1,056
Trademarks	85	85
Total	1,856	1,696
Accumulated amortization	(670)	(553)
Total intangible assets, net	$1,186	$1,143

Amortization expense was $117, $113, and $100, for the years ended December 31, 2005, 2004, and 2003, respectively.   The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2006	$114
2007	112
2008	110
2009	108

Accumulated Amortization for the y ears ended December 31, 2005 and 2004 is as follows:

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

	December 31,
	2005	2004

Accrued severance	$550	$579
Accrued operating lease costs	215	596
Accrued capital lease costs	69	213
Total	833	1,388

Imputed interest	(3)	(14)
Total	831	1,374
Less current portion	(483)	(1,032)
Other long term liabilities, less current portion	$348	$342

During 2003, the Company initiated activities to substantially reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses.  During the year ended December 31, 2003, there was a total of 225 employees terminated.  The total amount of severance granted to the terminated employees is $2,718 which is included in Cost of Sales in the amount of $199, Selling, general and administrative in the amount of $2,253, and Research and Development in the amount of $266 in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003.  The amount of severance paid was $174 and $1,104 as of December 31, 2005 and 2004, respectively.  The remaining severance owed to the terminated employees is $48 and $579 as of December 31, 2005 and 2004, respectively.  The total severance granted to terminated employees of $2,718 is separated into the following reportable segments as of December 31, 2003: Coatings at $75 and Bulk alloy at $2,643.  The categories of employees that were eliminated include the following:  Product management positions at various levels, including Vice President; entry level technicians; accounting and finance positions from entry level through executive; marketing mid to senior level positions; engineering mid to senior levels positions; information technology support; administrative, legal and executive support; senior internal legal counsel; human resources and senior executives.  Also, there were other relocation expenses associated with relocating the Tampa, Florida office to Lake Forest, California totaling $759, which included the accrual of all remaining facility and telecommunication lease payments for the Tampa, Florida office.  Total liability accrued from the relocation and terminations in 2003, including the severance and lease accruals, were $276 and $1,175 as of December 31, 2005 and 2004, respectively.  The Company has substantially concluded all cost reduction and restructuring activities as of March 31, 2004. The remaining portion of the 2003 termination and relocation liability, all classified as current liability, is $416 at December 31, 2005.  At December 31, 2004, the current portion of the 2003 termination and relocation liability was $909 and the long-term portion of the liability was $266.

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

Minimum
December 31,	Payments

2006	$62
2007	7
Total	69
Imputed interest	(3)
Total	66
Less current portion	(60)
Capital lease obligation, net of current portion	$6

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

During the year ended December 31, 2005, $485 of the July 2007 Notes were converted into 485,750 of the Company’s common stock at a conversion price of $1.00 per share.  The conversion resulted in reduction of conversion feature liabilities of $541 to additional paid in capital for the year ended December 31, 2005.

As of December 31, 2005 our gross outstanding loan balance of the July 2005 and July 2007 Notes totaled $0 and $2,369, respectively.  As of December 31, 2004, our gross outstanding loan balance of the July 2005 and July 2007 Notes totaled $2,854 and $2,855, respectively.  As of December 31, 2005 and December 31, 2004, un-amortized discounts for conversion feature and warrants totaled $1,207 and $2,831, and other asset debt issuance costs totaled $43 and $183, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $1,765 and $3,763 for the year ended December 31, 2005 and 2004, respectively.  As of December 31, 2005, the effective interest rates for the July 2007 Notes were 37%.  As of December 31, 2004, the effective interest rates for the July 2005 and July 2007 Notes were 40% and 37% respectively.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $5,269 and $2,093 for the year ended December 31, 2005 and 2004, respectively.  The fair value of conversion feature liability outstanding at December 31, 2005 and 2004 was $840 and $6,650, respectively.  The fair value of conversion features outstanding at December 31, 2005 was computed using the Black-Scholes model under the following assumptions: (1) 1.57 years; (2) volatility of 88%, (3) risk free interest of 4.41%and dividend rate of 0%.

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

Further, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $4,808 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 93%; (3) risk free interest of 4.06% and dividend rate of 0%.  In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $3,849 for the year ended December 31, 2005.  The fair value of conversion features outstanding at December 31, 2005 of $959 was computed using the Black-Scholes model under the following assumptions: (1) 1.59 years; (2) volatility of 88%, (3) risk free interest of 4.41%and dividend rate of 0%.

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

Warrants

As of December 31, 2005, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

645,162	$4.60	December 31, 2005
563,151	2.73	March 1, 2006
893,750	2.00	June 13, 2010
2,883,965	2.00	August 2, 2010
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

The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2005:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2002	8,317,187	$5.33
Granted	1,810,920	3.07
Exercised	(684,165)	1.68
Forfeited	(1,272,481)	5.43
Options outstanding at December 31, 2003	8,171,461	5.11
Granted	795,843	1.89
Exercised	—	—
Forfeited	(1,591,795)	5.34
Options outstanding at December 31, 2004	7,375,509	4.72
Granted	1,048,165	2.18
Exercised	—	—
Forfeited	(429,919)	3.43
Options outstanding at December 31, 2005	7,993,755	$4.45

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

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2005:

Options Outstanding				Options Exercisable
	Numbers of	Weighted Average		Number of	Weighted
Range of	options	Remaining Contractual	Weighted Average	Options	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.00 - $1.55	711,575	6.70	$1.26	456,095	$1.19
1.56 - 3.10	2,542,943	5.80	2.41	1,401,856	2.53
3.11 - 4.65	1,843,195	4.80	4.61	1,781,195	4.64
4.66 - 6.20	2,581,519	5.40	6.20	2,564,866	6.20
6.21 - 7.75	—	0.00	—	—	—
7.76 - 9.30	10,000	7.00	8.95	6,000	8.95
9.31 - 10.85	10,000	7.00	9.81	4,000	9.81
10.86 - 12.40	222,585	5.60	12.40	194,193	12.40
12.41 - 13.95	—	0.00	—	—	—
13.96 - 15.50	71,938	6.30	15.00	43,159	15.00
Total	7,993,755			6,451,364

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

The results of operations for all periods presented have been restated for discontinued operations. The operating results of the discontinued operations are as follows:

	Years Ended December 31,
	2005	2004	2003

Net gain (loss on disposal)	$—	$—	$127
Foreign exchange translation gain (loss during the period)	—	—	—
Comprehensive gain (loss)	$—	$—	$127

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

The significant components of deferred tax assets were as follows:

	Years Ended December 31,
	2005	2004	2003

Non-employee stock compensation	$—	$109	$51
Allowance for bad debt	9	37	44
Loss carry forwards	31,623	32,087	27,202
Other	1,139	1,244	1,569
Total deferred tax asset	32,771	33,477	28,866
Valuation allowance	(32,771)	(33,477)	(28,866)
Total deferred tax asset, net	$—	$—	$—

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to income (loss) before income taxes:

	Years Ended December 31,
	2005	2004	2003

Federal tax expense	(34.00)%	(34.00)%	(34.00)%

State tax expense, net	(0.00)%	(4.91)%	(1.62)%
Foreign income not subject to income tax	42,27%	4.24%	24.16%

Other	0.17%	0.68%	0.36%
Increase in valuation allowance	(8.44)%	33.99%	11.13%

Total tax provision	0.0%	0.00%	0.03%

As of December 31, 2005, the Company had approximately $88,000 of net operating loss (“NOL”) carry forwards for U.S. federal income tax purposes expiring in 2006 through 2025. In addition, the Company has state NOL carryforwards of approximately $32,000 expiring in 2010 through 2015. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2005, Liquidmetal Technologies, Inc. had approximately $50,000 in federal NOL carryforwards, expiring in 2006 through 2025 and approximately $23,000 in state NOL carryforwards, expiring in 2011 through 2015. Liquidmetal Golf, Inc. had approximately $38,000 of federal NOL carryforwards, expiring in 2012 through 2025 and approximately $9,000 in state NOL carryforwards expiring in 2010 through 2015.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Year ended December 31, 2005:
Revenue to external customers	$5,894	$10,471	$16,365
Gross profit	2,505	(1,270)	1,236
Total segment income	1,746	(7,747)	(6,001)
Total identifiable assets at end of period	1,199	16,473	17,672

Year ended December 31, 2004:
Revenue to external customers	$3,956	$13,473	$17,429
Gross profit	1,807	3,454	5,261
Total segment income	1,227	2,330	3,557
Total identifiable assets at end of period	842	22,635	23,477

Year ended December 31, 2003:
Revenue to external customers	$2,997	$10,661	$13,658
Gross profit	1,466	(5,970)	(4,504)
Total segment income	369	(21,140)	(20,771)
Total identifiable assets at end of period	959	23,832	24,791

Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Years ended December 31,
	2005	2004	2003
	(Restated)	(Restated)

Total segment income (loss) before minority interest, interest expense and discontinued operations	$(6,001)	$3,557	$(20,771)
General and administrative expenses, excluded	(6,904)	(11,354)	(13,110)
Consolidated loss before interest, other income, income taxes, minority interest and discontinued operations	(12,905)	(7,797)	(33,881)
Loss from extinguishment of debt	(1,247)	(2,941)	—
Change in value of warrants, gain	3,985	747	—
Change in value of conversion feature, gain	9,118	2,093	—
Other income	—	302	—
Interest expense	(6,021)	(6,577)	(390)
Interest income	17	37	304
Gain on sale of marketable securities held-for-sale	—	—	1,178
Income taxes	—	—	—
Minority interest in loss of consolidated subsidiary	—	—	21
Gain (loss) from discontinued operations, net	—	(749)	(837)
Consolidated net loss	$(7,053)	$(14,885)	$(33,605)

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

22. Commitments and Contingencies

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

25. Fourth Quarter Adjustments and Transactions

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

Further, the Company amended its quarterly financial statements originally filed on Form 10-Q for fiscal year 2005, to properly account for the conversion feature of the senior convertible notes issued in March 2004, which were exchanged in August 2004, and August 2005 (see Note 15).  In addition, included in the amended quarterly financial statements for the third quarter was a write -down $833 of primarily raw material inventory considered to be long term as the carrying value of the inventory held as an impairment charge. While we may use the excess raw materials beyond one year to fulfill future demand, we did not foresee use of this inventory in the foreseeable future.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Additions	Write-offs	Balance at
	Beginning of	Charged to	and	End of
	Period	Expenses	Payments	Period
Allowance for doubtful accounts
Year ended December 31, 2005	$108	$(6)	$(41)	$61
Year ended December 31, 2004	127	84	(103)	108
Year ended December 31, 2003	450	(28)	(295)	127

Product warranty accrual
Year ended December 31, 2005	$519	$101	$14	$634
Year ended December 31, 2004	303	288	(72)	519
Year ended December 31, 2003	237	(297)	363	303

Deferred tax asset valuation allowance *
Year ended December 31, 2005	$33,477	$—	$(706)	$32,771
Year ended December 31, 2004	28,866	4,611	—	33,477
Year ended December 31, 2003	25,401	3,465	—	28,866

*      The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2005, 2004, and 2003, respectively.