Form 10-Q/A
period 2006-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-07-20
CIK 1141240

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

LIQUIDMETAL TECHNOLOGIES, INC.
AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the U.S. Securities and Exchange Commission (SEC) on May 10, 2006, to restate our financial statements to properly account for the conversion feature of the senior convertible notes issued in March 2004.

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current Assets:

Cash and cash equivalents	$1,263	$1,392
Trade accounts receivables, net of allowance for doubtful accounts of $69 and $61	3,506	2,360
Inventories	1,764	1,748
Prepaid expenses and other current assets	561	609
Total current assets	7,094	6,109

Property, plant and equipment, net	13,300	13,437
Idle equipment	199	193
Other intangibles, net	1,196	1,185
Other assets	547	639
Total assets	$22,336	$21,563

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:

Accounts payable and accrued expenses	7,977	$6,530
Settlement payable	—	3,331
Deferred revenue	407	1,275
Short-term debt	2,286	550
Long-term debt, current portion	1,391	1,343
Other liabilities, current portion	300	483
Warrant liabilities	3,165	1,792
Conversion feature liabilities	3,554	1,798
Total current liabilities	19,080	17,102

Long-term debt, net of current portion and debt discount of $7,004 and $8,259	6,359	5,433
Other long-term liabilities, net of current portion	391	348
Total liabilities	25,830	22,883

Shareholder’s equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized and 43,956,621 issued and outstanding at March 31, 2006 and 42,187,621 issued and outstanding at December 31, 2005	44	42
Additional paid-in capital	134,666	130,893
Accumulated deficit	(140,574)	(134,525)
Accumulated other comprehensive income	2,370	2,270
Total shareholder’ deficiency	(3,494)	(1,320)

Total liabilities and shareholders’ deficiency	$22,336	$21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
	(Restated)
	(Unaudited

Revenue	$6,555	$2,843
Cost of sales	5,324	2,835

Gross profit	1,231	8

Operating expenses
Selling, general, and administrative	2,705	2,590
Research and development	203	397
Total operating expenses	2,908	2,987
(Loss) from operations	(1,677)	(2,979)

Change in value of warrants, (loss) gain	(1,289)	133
Change in value of conversion feature, (loss) gain	(1,783)	1,115
Other income	480	—
Interest expense	(1,782)	(1,537)
Interest income	2	6

Loss from continuing operations	(6,049)	(3,262)

Net (Loss)	(6,049)	(3,262)

Other comprehensive gain (loss):
Foreign exchange translation gain	100	321
Comprehensive (loss)	$(5,949)	$(2,941)

Per common share basic and diluted:
Net (loss) per share basic and diluted	(0.14)	(0.08)

Number of weighted average shares - basic and diluted	42,817	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
For the Three Months Ended March 31, 2006
(in thousands, except per share data)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (loss)	Total
			(Restated)	(Restated)
Balance, December 31, 2005 (As Restated)	42,187,621	$42	$130,893	$(134,525)	$2,270	$(1,320)
Conversion of notes payable	59,000	—	86	—	—	86
Common stock issued as director’s fees	10,000	—	15	—	—	15
Common stock issued to Innometal	1,700,000	2	3,448	—	—	3,450
Stock-based compensation	—	—	224	—	—	224
Foreign exchange translation gain	—	—	—	—	100	100
Net loss	—	—	—	(6,049)	—	(6,049)
Balance, March 31, 2006 (Unaudited) (As Restated)	$43,956,621	$44	$134,666	$(140,574)	$2,370	$(3,494)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2006	2005
	(Restated)
	(Unaudited)
Operating activities:
Net loss	$(6,049)	$(3,262)

Adjustments to reconcile loss from operations to net cash used for operating activities:
(Gain) on disposal of asset	—	(1)
Depreciation and amortization	782	843
Amortization of debt discount	1,413	477
Stock-based compensation	224	—
Bad debt expense (recovery)	28	(20)
Warranty expense	74	42
Loss (gain) from change in value of warrants	1,289	(133)
Loss (gain) from change in value of conversion feature	1,783	(1,115)

Changes in operating assets and liabilities:
Trade accounts receivable	(1,174)	(97)
Inventories	(16)	198
Prepaid expenses and other current assets	48	496
Other assets	17	16
Accounts payable and accrued expenses	1,388	1,546
Deferred revenue	(868)	(20)
Other liabilities	(107)	(81)
Net cash used for operating activities	(1,168)	(1,111)

Investing Activities:
Purchases of property and equipment	(145)	—
Investment in patents and trademarks	(39)	(45)
Net cash used for investing activities	(184)	(45)

Financing Activities:
Proceeds from borrowings	3,995	158
Repayment of borrowings	(2,581)	(308)
Repayment of other liabilities	(33)	(33)
Proceeds from restricted cash	—	754
Net cash provided by financing activities	1,381	571
Effect of foreign exchange translation	(158)	184
Net (decrease) in cash and cash equivalents	(129)	(401)

Cash and cash equivalents at beginning of period	1,392	742
Cash and cash equivalents at end of period	$1,263	$341

Supplemental cash flow information
Interest paid	$293	$88
Taxes paid	$—	$—

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

For the Three
Months Ended March 31,
2005
Net loss as reported	$(6,049)

Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	—

Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(783)

Proforma net loss:	$(6.,832)
Basic and diluted loss per share:
As reported	$(0.14)
Proforma	$(0.16)

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

Restatements

SFAS 133 — Accounting for Derivative Instruments and Hedging Activities

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

3.         Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $140,574 as of March 31, 2006.  Cash used for operations for the three months ended March 31, 2006 was $1,168 and cash flow from operations will likely be negative throughout fiscal year 2006.  As of March 31, 2006, the Company’s principal source of liquidity is $1,263 of cash and $3,506 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop and to commercialize and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continues to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue no. 98-5 to Certain Convertible Instruments, “ and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $7,595 have been recorded as conversion feature liabilities as the debt is considered non-conventional convertible debt.  The original fair value was computed using Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 82%; (3) risk free interest of 2.15% and dividend rate of 0%.  The fair value of the conversion feature on the date of issuance has been recorded as debt discount to be amortized over the life of the debt.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair value of the 1.2 million warrants of $1302 has been recorded as warrant liabilities as the shares issuable under the warrants have not been registered.  The original fair value was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 82%, (3) risk free interest of 0.95% and dividend rate of 0%.

In March 2004, the original fair value of the embedded conversion feature of $7,595, the original fair value of the 0.6 million warrants issued to investors of $584, and the original fair value of 0.6 million warrants issued to Placement Agents of $718 were recorded as discounts of the convertible note.  In addition, $581 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost in other assets.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”).  The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment.  The Company became compliant with timely interest payments during the third quarter of fiscal year 2005, and as of March 31, 2006, the Company has complied with all scheduled interest payments.

On August 9, 2005, the July 2005 Notes, accrued interest and late registration fees were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007  (see 2005 Senior Convertible Notes below).

During the year end December 31, 2005, $485 of the July 2007 Notes were converted into 485,750 of the Company’s common stock at a conversion price of $1.00 per share.  Additionally, during the three months ended March 31, 2006, $59 of the July 2007 Notes were converted into 59,000 of the Company’s common stock at a conversion price of $1.00 per share.  The conversion resulted in reduction of conversion feature liabilities of $541 and $27 to additional pain in capital or the year ended December 31, 2005 and for the three months ended March 31, 2006.

The Company’s gross outstanding loan balance of the July 2007 Notes totaled $2,310 and $2,369 as of March 31, 2006 and December 31, 2005, respectively.   As of March 31, 2006 and December 31, 2005, un-amortized discounts for conversion feature and warrants totaled $992 and $1,207, respectively and other asset debt issuance costs totaled $35 and $43, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $223 and $477, respectively,  for the three months ended March 31, 2006 and 2005.  As of March 31, 2006, the effective interest rate for the July 2007 Notes was 37%.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a loss of $802 and a gain of $1,115 for the three months ended March 31, 2006 and 2005 respectively.  The fair value of conversion liability outstanding at March 31, 2006 and December 31, 2005 was $1,615 and $840.  The fair value of conversion features outstanding March 31, 2006 was computed using the Black-Scholes model under the following assumptions: (1) 1.33 years; (2) volatility of 82%, (3) risk free interest of 4.82% and dividend rate of 0%.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended March 31, 2006
Revenue to external customers	$2,384	$4,171	$6,555
Gross profit	990	241	1,231
Total segment income	805	(385)	419
Total identifiable assets at end of period	878	17,488	18,366

Three months ended March 31, 2005
Revenue to external customers	$1,049	$1,794	$2,843
Gross profit (loss)	568	(560)	8
Income (loss) before interest expense and discontinued operations	327	(1,149)	(822)
Total identifiable assets at end of period	701	22,054	22,755

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months Ended March 31,
	2006	2005
	(Restated)
Total segment income (loss) before minority interest, interest expense	$419	$(822)
General and administrative expenses, excluded	(1,616)	(2,157)
Consolidated loss before interest, other income, income taxes, minority interest	(1,197)	(2,979)
Change in value of warrants, net	(1,289)	133
Change in value of conversion feature	(1,783)	1,115
Interest expense	(1,782)	(1,537)
Interest income	2	6
Consolidated net loss	$(6,049)	$(3,262)

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

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

Revenue. Revenue increased $3.8 million to $6.6 million for the three months ended March 31, 2006 from $2.8 million for the three months ended March 31, 2005.  The increase consisted of an increase of $2.2 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased demand from electronic casings applications, an increase of $0.3 million from our research and development contracts, and an increase of $1.3 million from sales of our coatings products as a result of increase in demand from oil drilling applications.

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

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $2.7 million, or 41% of revenue, for the three months ended March 31, 2006 from $2.6 million, or 91% of revenue, for the three months ended March 31, 2005. This increase was primarily a result of increase wages and compensation of $0.7 million primarily from recognition of stock based compensation expense during the quarter and increases in employees, advertising and promotions costs of $0.1 million primarily from higher commissions costs, travel expenses of $0.1 million, offset by decreases in professional services by $0.2 million, decrease in insurance costs of $0.4 million, and decrease in depreciation expenses of $0.1 million.

Research and Development Expenses. Research and development expenses decreased to $0.2 million, or 3% of revenue, for the three months ended March 31, 2006 from $0.4 million, or 14% of revenue, for the three months ended March 31, 2005. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  The decrease was primarily due to decreases in salaries, wages and related costs of $0.2 million

Change in Value of Warrants.  Change in value of warrants decreased to a net loss of $1.3 million, or 20% of revenue, for the three months ended March 31, 2006 from a net gain of $0.1 million, or 4% of revenue, for the three months ended March 31, 2005.  The change in value of warrant consisted of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, senior convertible debt funded in August 2005, and subordinated promissory note funded in March 2006 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 and August 2005 resulted in a Change in value of conversion feature net loss of $1.8 million, or 27% of revenue, during the three months ended March 31, 2006 and a gain of $1.1 million, or 39% of revenue, for the three months ended March 31, 2005, primarily due to fluctuations in our stock price.

Other Income. Other income was $480, or 7% of revenue, for the three months ended March 31, 2006 from net gain recognized from termination of a distribution agreement with a Japanese sporting goods distributor originally entered into in March 1996.  There were no amounts recognized as other income during the three months ended March 31, 2005.

Interest Expense. Interest expense was $1.7 million, or 27% of revenue, for the three months ended March 31, 2006 and was $1.5 million, or 28% of revenue, for the three months ended March 31, 2005.  Interest expense consists primarily of interest accrued on the Kookmin Bank loan funded in February 2003, senior convertible debt funded in March 2004 and exchanged in August 2004, senior convertible debt funded in August 2005, subordinated promissory note funded in March 2006, fees charged from short-term borrowings under the April 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible debt.  The increase was primarily due to additional amortization of debt issuance costs and discount on debt funded in June 2005 and August 2005 as well as fees from borrowings made under the April 2005 factoring, loan, and security agreement.

Interest Income.  Interest income was $2 thousand for the three months ended March 31, 2006 and was $6 thousand for the three months ended March 31, 2005 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $1.2 million for the three months ended March 31, 2006 and $1.1 million for the three months ended March 31, 2005.  Our working deficit increased from $11.0 million at December 31, 2005 to $12.0 million at March 31, 2006.  The Company’s working deficit increase of $1.0 million was primarily attributable to increase in accounts payable and accrued liability of $1.4 million, increase in short term debt of $1.7 million, increase in warrant liabilities of $1.4 million, increase in conversion feature liability of $1.8 million, offset by increase in trade accounts receivable of $1.1 million, decrease in settlement payable of $3.3 million, and decrease in deferred revenue of $0.9 million.

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

Our capital requirements during the next twelve months will depend on numerous factors, including the success of existing products either in manufacturing or development, the development of new applications for Liquidmetal alloys, and the resources we devote to develop and support our Liquidmetal alloy products, the success of pursuing strategic licensing and funded product development relationships with external partners.

We have experienced significant operating losses since our inception. Our net loss for the three months ended March 31, 2006 and 2005 was $6.0 million and $3.2 million, respectively. In the audit report on our financial statements for our fiscal years ended December 31, 2005 and 2004, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.  Accordingly, we anticipate that we will need additional funding during the next 12 months, and we plan to seek to raise such funds through public or private equity financing, bank debt financing, or from other sources.  Specifically, we anticipate that we could need $1 to $5 million over the next twelve months to pursue our current operating plan, although this amount may be lower depending on the orders we receive for our products.  The amount of funding that we plan to seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products, particularly components for cellular phones and flash memory drive casings, and our ability to continue to improve our manufacturing processes.  We evaluate our working capital needs and operating plan assumptions on a monthly basis to determine whether any adjustment to our cash and liquidity outlook is warranted, and we also review potential sources of financing on an ongoing basis.  However, adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be diluted.  If we don’t receive sufficient funding to operate under our current plan, we intend to reduce operations and expenses and shift our focus to the pursuit of licensing transactions and other strategic transactions that are less capital intensive.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of March 31, 2006:

Payments Due by Period (in thousands)

		Less Than
	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Cash Obligations (1)
Long-term debt (2)	14,756	1,391	13,365	—	—
Short-term debt (3)	2,286	2,286	—	—	—
Capital lease obligation (4)	42	42	—	—	—
Operating leases and rents	1,009	492	516	1	—
Consulting services payable	86	86	—	—	—
Dongyang	11	11	—	—	—
Nichimen	350	350	—	—	—
	18,540	4,658	13,881	1	—

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

(2) Does not include interest payments of $1,342; and un-amortized discounts for conversion feature and warrants of $7,004 of our convertible notes.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in internal controls.  There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

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