Form 10-Q/A
period 2005-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-08-04
CIK 1141240

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

EXPLANATORY NOTE

We are filing this Amendment No. 3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on December 1, 2005, and as amended on March 16, 2006 and July 20, 2006, to make certain revisions and corrections to (i) Notes 3 and 8 to our condensed consolidated financial statements included in Item 1 of Part I thereof and (ii) the disclosure in Item 4 of Part I thereof.

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

The filing of the above mentioned disclaimer does not comply with the SEC’s rules and regulations under Section 404, and this noncompliance has resulted in the Company being in violation of Section 13(a) under the Securities Exchange Act of 1934. Section 13 (a) establishes the general requirement that public companies must file with the SEC, in accordance with such rules and regulations as the SEC may prescribe, such information, documents, and reports as the SEC may from time to time require for the protection of investors, including Form 10-Ks and 10-Qs.

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

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: August 4, 2006	/s/ Ricardo A. Salas
Ricardo A. Salas
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2006	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)