Form 10-Q
period 2006-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-08-09
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
 Yes   ☐    No  ☒

As of August 4, 2006, there were 44,085,018 shares of the registrant’s common stock, $.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

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

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,225	$1,392
Trade accounts receivables, net of allowance for doubtful accounts of $101 and $61	4,338	2,360
Inventories	2,316	1,748
Prepaid expenses and other current assets	1,255	609
Total current assets	10,134	6,109

Property, plant and equipment, net	13,061	13,437
Idle equipment	191	193
Other intangibles, net	1,192	1,185
Other assets	408	639
Total assets	$24,986	$21,563

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	9,014	6,530
Settlement payable	—	3,331
Deferred revenue	474	1,275
Short-term debt, net of debt discounts of $43 and $0	2,830	550
Long-term debt, current portion, net of debt discounts of $5,638 and $0	7,962	1,343
Warrant liabilities	5,497	1,792
Conversion feature liabilities	5,691	1,798
Other liabilities, current portion	294	483
Total current liabilities	31,762	17,102

Long-term debt, net of current portion and debt discounts of $807 and $8,259	3,688	5,433
Other long-term liabilities, net of current portion	428	348
Total liabilities	35,878	22,883

Shareholder's equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,085,018 issued and outstanding at June 30, 2006 and 42,187,621 issued and outstanding at December 31, 2005	44	42
Additional paid-in capital	135,105	130,893
Accumulated deficit	(148,438)	(134,525)
Accumulated other comprehensive income	2,397	2,270
Total shareholders' deficiency	(10,892)	(1,320)

Total liabilities and shareholders' deficiency	$24,986	$21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenue	$7,090	$3,727	$13,645	$6,570
Cost of sales	5,564	3,962	10,888	6,797

Gross profit (loss)	1,526	(235)	2,757	(227)

Operating expenses
Selling, general, and administrative	2,368	1,567	5,073	4,157
Research and development	281	213	484	610
Impairment of long lived assets	—	3,394	—	3,394
Total operating expenses	2,649	5,174	5,557	8,161
Loss from operations	(1,123)	(5,409)	(2,800)	(8,388)

Change in value of warrants, (loss) gain	(1,426)	(100)	(2,715)	33
Change in value of conversion feature, (loss) gain	(2,137)	1,167	(3,920)	2,282
Other income	92	—	572	—
Interest expense	(3,277)	(1,181)	(5,059)	(2,718)
Interest income	7	1	9	7

Loss from continuing operations	(7,864)	(5,522)	(13,913)	(8,784)

Net Loss	(7,864)	(5,522)	(13,913)	(8,784)

Other comprehensive income:
Foreign exchange translation gain	28	62	127	383
Comprehensive loss	$(7,836)	$(5,460)	$(13,786)	$(8,401)

Net loss per share basic and diluted:
Loss per share basic and diluted	$(0.18)	$(0.13)	$(0.32)	$(0.21)

Number of weighted average shares - basic and diluted	44,075	41,610	43,446	41,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
For the Six Months Ended June 30, 2006
(in thousands, except per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
			(Restated)	(Restated)

Balance, December 31, 2005 (As Restated)	42,187,621	$42	$130,893	$(134,525)	$2,270	$(1,320)
Conversion of notes payable	59,000	—	86	—	—	86
Common stock issued as director's fees	109,437	—	102	—	—	102
Common stock issued to Innometal	1,700,000	2	3,448	—	—	3,450
Stock-based compensation	28,960	—	576	—	—	576
Foreign exchange translation gain	0	—	—	—	127	127
Net loss	0	—	—	(13,913)	—	(13,913)
Balance, June 30, 2006	44,085,018	$44	$135,105	$(148,438)	$2,397	$(10,892)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
		(Restated)
Operating activities:
Net loss	$(13,912)	$(8,784)

Adjustments to reconcile loss from operations to net cash used for operating activities:
Impairment of long lived assets	—	3,394
(Gain) loss on disposal of asset	(92)	1
Depreciation and amortization	1,765	1,694
Amortization of debt discount	2,925	1,031
Stock-based compensation	535	—
Bad debt expense (recovery)	60	(43)
Warranty expense	107	76
Loss (gain) from change in value of warrants	2,715	(33)
Loss from change in value of conversion feature	3,920	(2,282)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,038)	(648)
Inventories	(568)	320
Prepaid expenses and other current assets	(646)	(24)
Other assets	65	(169)
Accounts payable and accrued expenses	2,523	2,050
Deferred revenue	(801)	34
Other liabilities	(167)	(182)
Net cash used for operating activities	(3,609)	(3,565)

Investing Activities:
Purchases of property and equipment	(693)	(63)
Proceeds from the sale of property and equipment	106	1
Investment in patents and trademarks	(65)	(70)
Net cash used for investing activities	(652)	(132)

Financing Activities:
Proceeds from borrowings	12,042	4,669
Repayment of borrowings	(6,744)	(1,613)
Repayment of other liabilities	57	—
Proceeds from restricted cash	—	754
Net cash provided by financing activities	5,355	3,810
Effect of foreign exchange translation	(261)	401
Net (decrease) in cash and cash equivalents	833	514

Cash and cash equivalents at beginning of period	1,392	742
Cash and cash equivalents at end of period	$2,225	$1,256

Supplemental cash flow information
Interest paid	$602	$229
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the six months ended June 30, 2006, $59 of the Company’s 6% senior convertible notes due July 2007 was converted into 59,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

During the six months ended June 30, 2006, the Company fulfilled its settlement payable to Innometal (formerly known as Growell Metal) of $3,450, net of foreign exchange translation loss, through stock issuance of 1,700,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

The accompanying notes are an integral part of the condensed consolidated financial statements

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005
(in thousands, except share date)
(unaudited)

1.             Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2006.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, as amended by Form 10-K/A filed on March 31, 2006, April 25, 2006 and July 20, 2006.

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys (see Note 10). Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling.  In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $311 and $535 for the three and six months period ended June 30, 2006, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing an increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts. The following table illustrates the pro forma effect on net income for periods prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such periods:

		For the Three	For the Six
		Months	Months
		Ended June 30,	Ended June 30,
		2005	2005
		(Restated)	(Restated)

Net loss as reported		$(5,522)	$(8,784)

Add:	stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(736)	(1,519)

Proforma net loss:		$(6,258)	$(10,303)
Basic and diluted loss per share:
As reported		$(0.13)	$(0.21)
Proforma		$(0.15)	$(0.25)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the six months ended June 30, 2006 and 2005, respectively: expected volatility of approximately 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 3.64% to 4.82%.

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

3.             Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $148,438 as of June 30, 2006.  Cash used for operations for the six months ended June 30, 2006 was $3,609 and cash flow from operations will likely be negative throughout fiscal year 2006.  As of June 30, 2006, the Company’s principal source of liquidity is $2,225 of cash and $4,338 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continues to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The Company completed a $1,000 10% subordinated promissory note on March 17, 2006. Also, on May 17, 2006 the Company completed a private placement of 8% unsecured subordinated notes in the aggregate principal amount of $3,625. (See Note 8) Further, the Company borrowed $7,417, offset by repayments of $6,092, under a factoring, loan, and security agreement executed on April 21, 2005 to fund our working capital requirements.

Capital requirements during the next 12 months will depend on numerous factors, including the success of existing products, the development of new applications for Liquidmetal alloys, and the resources devoted to develop and support Liquidmetal alloy products.  Specifically, we anticipate that we could need $1,000 to $5,000 over the next twelve months to pursue our current operating plan, although this amount may be lower depending on the orders we receive for our products.  The amount of funding that we plan to seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products, particularly components for cellular phones and flash memory drive casings and other electronic components, and our ability to continue to improve our manufacturing processes.  We evaluate our working capital needs and operating plan assumptions on a monthly basis to determine whether any adjustment to our cash and liquidity outlook is warranted, and we also review potential sources of financing on an ongoing basis.  However, adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be subject to dilution.  If we don’t receive sufficient funding to operate under our current plan, we intend to reduce operations and expenses and shift our focus to the pursuit of licensing transactions and other strategic transactions that are less capital intensive.

4. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)

Raw materials	$948	$565
Work in process	951	763
Finished goods	417	420
Total inventories	$2,316	$1,748

5. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future.  Total amount of idle equipment remaining was $191 and $193 as of June 30, 2006 and December 31, 2005, respectively.

In June 2006, the Company disposed of $12 of its idle equipment for proceeds of $104.  The resulting gain of $92 is included in other income.

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

Under the foregoing settlement agreement between the parties, the Company and Growell granted to the other party (and the other party’s affiliates) a release of all known and unknown claims of any nature arising between the parties through the date of settlement, as well as a release against future claims under agreements between the parties that were terminated as a part of the settlement.  The settlement agreement provided that all agreements of any nature between the parties and their respective affiliates were terminated as of the date of settlement, with the exception of certain confidentiality agreements, a Liquidmetal coatings distribution agreement, and future rights under the die casting agreement pursuant to which Growell purchased the die casting machines and obtained a license to make auto parts from Liquidmetal alloys.  The settlement agreement also includes, as an accommodation to Growell, if the Company becomes aware of any prospective customer that desires to purchase a proprietary Company casting machine at a time when Growell desires to sell any of its Liquidmetal die casting machines, then the Company will not sell such die casting machine to the prospective customer unless the Company first directs the prospective customer to Growell and encourages the prospective customer to purchase the machine from Growell.

In January 2005, Growell was acquired by a third party, Innometal Co., Ltd., and on March 21, 2006, the Company entered into an Amendment to the Settlement Agreement (the “Settlement Amendment”) with Innometal Co., Ltd. (“Innometal”).  Under the Settlement Amendment, Innometal and the Company have agreed that the Company’s obligation of $3,331 under the Settlement Agreement will be fully satisfied through the issuance to Innometal of 1,700,000 shares of our common stock.  The Company issued 1,700,000 shares to Innometal on March 22, 2006. The shares were issued to Innometal in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Specifically, the shares were issued by virtue of Section 4(2) of the Securities Act in that the issuance did not involve a public offering, Innometal has adequate access to information about the company, and appropriate restrictive legends were affixed to all certificates representing the shares issued to Innometal. The shares received by Innometal under the Settlement Amendment are “restricted securities” within the meaning of Rule 144 under the Securities Act, and Innometal has not been granted any registration rights by the company with respect to such shares.

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

7.  Product Warranty

Management estimates product warranties as a percentage of bulk alloy product sales earned during the period.  As of June 30, 2006, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  During the three and six months ended June 30, 2006, the Company recorded $32 and $106, respectively, of warranty expense.  During the three and six months ended June 30, 2005, the Company recorded $34 and $76, respectively, of warranty expense.  The product warranty accrual balance is included in accounts payable and accrued expenses.

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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair value of the 1.2 million warrants of $1,302 has been recorded as warrant liabilities.  The original fair value was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 82%, (3) risk free interest of 0.95% and dividend rate of 0%.

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption.  Under terms of the exchange offer, approximately $5,460 in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2,730 of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2,730 of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”), collectively referred to as “Exchange Notes”.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant.  The July 2005 Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The July 2005 Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The July 2007 Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   Further, the Exchange Notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  The convertible price of the Exchange Notes is subject to price adjustment for anti-dilution purposes.  As of June 30, 2006, the convertible price of the July 2007 Notes remained unchanged at $1.00 per share.  Holders of the July 2007 Notes also have the right to call for repayment of the July 2007 Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer.

A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  The warrants issued to placement agents are to expire the later of March 1, 2006 or 100 days after the effectiveness of registration of shares issuable under the warrants and senior convertible debt.  The warrant exercise price is subject to price adjustment for anti-dilution purposes.  There were 165,324 warrants outstanding and the exercise price of the warrants was $2.72 per share as of June 30, 2006.

The exchange offer was treated as an extinguishment of the March Notes in accordance with EITF No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments.”  The exchange resulted in a $2,941 loss from extinguishment of the March Notes, which consisted of write down of $352 of deferred issue costs in other assets, $670 of debt discount, and an increase of $1,919 in conversion feature liability as a result of the change in carrying value of exchanged notes.

In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs.  Of the $250 notes issued, $125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (July 2007 Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (July 2005 Notes).  The July 2005 and July 2007 Notes are convertible into Common Stock at $2.00 and $1.00, respectively, and have the same terms as the Exchange Notes issued to the investors.  Further, $143 of original fair value of the embedded conversion feature from the $250 notes issued to Placement Agents was recorded as conversion feature liabilities during August 2004.

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2% and 3% of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1% and 3% for each 30 business days thereafter, but no more than 18% of the purchase price of the unconverted note balance.  Late registration fee of $1,028 has been accrued as interest expense as of June 30, 2005.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”).  The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment.  The Company became compliant with timely interest payments during the third quarter of fiscal year 2005, and as of June 30, 2006, the Company has complied with all scheduled interest payments.

On August 9, 2005, the July 2005 Notes, accrued interest and late registration fees were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007.  Further, the July 2007 Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an amended and restated registration rights agreement, and amended and restated security agreement.  During the three months ended June 30, 2006, the Company accrued $186 in interest expense as a result of receiving a demand letter from a note holder under the amended and restated registration rights agreement for failure to timely file a registration statement and register the shares issuable under notes and warrants (see 2005 Senior Convertible Notes below).  Further, the July 2007 Notes and its related debt discount and deferred issuance cost are presented as current liability and current asset, respectively, as of June 30, 2006.

During the year ended December 31, 2005, $485 of the July 2007 Notes were converted into 485,750 of the Company’s common stock at a conversion price of $1.00 per share.  Additionally, during the three months ended March 31, 2006, $59 of the July 2007 Notes were converted into 59,000 of the Company’s common stock at a conversion price of $1.00 per share.  The conversion resulted in reduction of conversion feature liabilities of $541 and $27 to additional paid in capital for the year ended December 31, 2005 and for the six months ended June 30, 2006, respectively.

The Company’s gross outstanding loan balance of the July 2007 Notes totaled $2,310 and $2,369 as of June 30, 2006 and December 31, 2005, respectively.   As of June 30, 2006 and December 31, 2005, un-amortized discounts for conversion feature and warrants totaled $806 and $1,207, respectively, and other asset debt issuance costs totaled $29 and $43, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $193 and $416, for the three months and six months ended June 30, 2006, respectively, and $483 and $960 for the three and six months ended June 30, 2005, respectively.  As of June 30, 2006, the effective interest rate for the July 2007 Notes was 42%.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a loss of $947 and $1,748 for the three and six months ended June 30, 2006, respectively, and a gain of $1,167 and $2,282 for the three and six months ended June 30, 2005, respectively.  The fair value of conversion feature liability was $2,561 and $840 as of June 30, 2006 and December 31, 2005, respectively.  The fair value of conversion liability outstanding at June 30, 2006 was computed using the Black-Scholes model the following assumptions: (1) 1.08 years; (2) volatility of 78%, (3) risk free interest of 5.21% and dividend rate of 0%. The fair value of conversion feature liability outstanding at December 31, 2005 was computed using the Black-Scholes model under the following assumptions: (1) 1.57 years; (2) volatility of 88%, (3) risk free interest of 4.41%and dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as warrant liability.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a loss of $15 and $18 for the three and six months ended June 30, 2006, respectively, and a gain of $154 and $287 for the three and six months ended 2005, respectively.  The fair value of warrants outstanding was $19 and $0 as of June 30, 2006 and December 31, 2005, respectively.  The fair value of warrants outstanding at June 30, 2006 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.27 years; (2) volatility of 78%, (3) risk free interest of 5.01%and dividend rate of 0%. The fair value of warrants outstanding at December 31, 2005 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.16 years; (2) volatility of 88%, (3) risk free interest of 4.08% and dividend rate of 0%.

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

As a part of the June 2005 Private Placement, the Company issued warrants to the purchasers of the Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock.  In addition, warrants to purchase 81,250 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.00 per share, provided that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s previously issued 10% Senior Secured Notes Due July 29, 2005), the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction.  The warrants will expire on June 13, 2010 and are subject to exercise price adjustment for anti-dilution purposes.  The exercise price of the warrants remained unchanged at $2.00 per share as of June 30, 2006.

The fair value of the 893,750 warrants totaled $1,160 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 118%, (3) risk free interest of 3.87% and dividend rate of 0%.  In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” the embedded beneficial conversion feature of the debt was not recorded as the debt is considered contingently convertible at the time of issuance, and as a result of the completion of the Qualified Financing the debt subsequent to the close of the second quarter, the debt was determined to be not convertible. In June 2005, the fair value of the 812,500 warrants issued to investors of $1,055 was recorded as discounts of the convertible note.  In addition $105 relating to the fair value of the 81,250 warrants issued to the Placement Agents and $278 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost as a contra liability account in debt discount and other assets, respectively, and was amortized using the effective interest rate method over the life of the loan.

On August 9, 2005, the Notes were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007 (see 2005 Senior Convertible Notes below).  The exchange offer was treated as an extinguishment of the Notes in accordance with EITF No. 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”  The exchange resulted in a $1,247 loss from extinguishment of the Notes which consists of write down of $240 of deferred issue costs in other assets, $92 of contra liability deferred issuance costs, and $915 of debt discount  as a result of the change in carrying value of exchanged notes.

On August 9, 2005, the Company entered into an amended and restated registration rights agreement with the holders of the warrants in connection with the August 2005 Private Placement.  During the three months ended June 30, 2006, the Company accrued $120 in interest expense as a result of receiving a demand letter in May 2006 from a noteholder under the amended and restated registration rights agreement for failure to file timely a registration statement and registering the shares issuable under the warrants (see 2005 Senior Convertible notes below).

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $1,160 have been recorded as warrant liability as the Company has not yet filed the registration statement.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a loss of $321 and $623 for the three and six months ended June 30, 2006, respectively, and a loss of $254 for the three and six months ended June 30, 2005.  The fair value of the warrants outstanding was $1,041, and $418 at June 30, 2006 and December 31, 2005, respectively.  The fair value of warrants outstanding at June 30, 2006 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.95 years; (2) volatility of 78%, (3) risk free interest of 5.10%and dividend rate of 0%. The fair value of warrants outstanding at December 31, 2005 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.45 years; (2) volatility of 88%, (3) risk free interest of 4.35%and dividend rate of 0%.

2005 Senior Convertible Debt

On August 9, 2005, the Company completed a private placement of $9,878 in principal amount of new 7% Convertible Secured Promissory Notes due August 2007 (the “August 2007 Notes”).  The issuance consisted of $5,000 cash, exchange of $1,284 in principal amount of previously issued 10% Senior Secured Notes Due July 29, 2005 (the “July 2005 Notes”), the exchange of $2,996 in principal amount of previously issued 10% Convertible Unsecured Notes Due June 2006 (the “June 2006 Notes”), satisfaction of accrued interest and late registration fees in the amount of $589 on the previously issued July 2005 Notes, and satisfaction of accrued interest of $9 previously issued June 2006 Notes.  The August 2007 Notes were issued pursuant to a Securities Purchase Agreement dated effective as of August 2, 2005 among the Company, the purchasers of the August 2007 Notes, and the holders of previously issued July 2005 Notes and June 2006 Notes of the Company due June 2006.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rates to 14% per annum on the August 2007 Notes (“Default Rates”).  As of June 30, 2006, the Company has made timely interest payments.

The August 2007 Notes are convertible into shares of the Company’s common stock at $2.00 per share pursuant to an Amended and Restated Security Agreement.  The convertible price of the August 2007 Notes is subject to price adjustment for anti-dilution purposes.  As of June 30, 2006, the convertible price of the August 2007 Notes remained unchanged at $2.00 per share.

Further, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $4,808 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 93%; (3) risk free interest of 4.06% and dividend rate of 0%.  In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a loss of $1,190 and $2,171 for the three and six months ended June 30, 2006.  The fair value of the conversion features outstanding as of June 30, 2006 of $3,130 was computed using the Black-Scholes model under the following assumptions: (1) 1.09 years; (2) volatility of 78%, (3) risk free interest of 5.21% and dividend rate of 0%.  The fair value of conversion features outstanding at December 31, 2005 of $959 was computed using the Black-Scholes model under the following assumptions: (1) 1.59 years; (2) volatility of 88%, (3) risk free interest of 4.41%and dividend rate of 0%.

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

The Company also issued warrants to the purchasers of the August 2007 Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of  $2.00 per share, which is subject to price adjustment for anti-dilution purposes.  As of June 30, 2006, the exercise price of the warrants remained unchanged at $2.00 per share. The warrants will expire on August 2, 2010.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $4,068 have been recorded as warrant liability as the Company has not yet filed the registration statement, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.17% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a net loss of $1,047 and $2,032 for the three and six months ended June 30, 2006, respectively.  The fair value of warrants outstanding was $3,406 as of June 30, 2006, which was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.09 years; (2) volatility of 78%, (3) risk free interest of 5.10% and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2005 of $1,375 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.59 years; (2) volatility of 88%, (3) risk free interest of 4.35% and dividend rate of 0%.

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

On December 6, 2005, the Company received a letter from a representative of the holders of the August 2007 Notes demanding the payment of a late filing fee by us for the period following October 31, 2005, but under the terms of the amended and restated registration rights agreement, the Company did not believe that it was obligated to pay any late filing fees unless and until the Company failed to file the registration statement by December 13, 2005, which was the last day of the first 30-business day period following October 31, 2005.  On December 9, 2005 the Company filed the registration statement, which was within the 30-day period and believed it had cured the default notice.

On May 12, 2006, the Company received a letter from one holder holding $500 of the August 2007 Notes demanding immediate payment of late filing fees and late registration fees for the period following October 31, 2005 through May 2, 2006.  As a result of the late fee provisions of the restated registration rights agreement, we are obligated to pay late filing and late registration fees accrued through June 30, 2006 of up to $1,048 to all of the holders of the August 2007 Notes.   In addition, the letter purported to constitute a notice of default under the August 2007 Notes and July 2007 Notes (the “Notes”) as a result of our failure to the late filing and late registration fees.   The Company accrued $1,354 of outstanding late filing and late registration fees to holders of the Company’s convertible debt as interest expense as of June 30, 2006.  Under the terms of the Notes, if a default is not cured by us within thirty (30) days of notice thereof, the holder has the right to accelerate all principal and interest due under the Notes.  As of June 30, 2006, the Company has not paid any amounts under the demand letter and the Company currently is in negotiations with the holder regarding the matters set forth in the letter with the goal of preventing any acceleration of amounts due under the Notes (See Note 14).  Further, the Notes and its related debt discount and debt issuance cost is presented as current liability and current asset, respectively, as of June 30, 2006.

Our gross outstanding loan balance of the August 2007 Notes totaled $9,878 as of June 30, 2006 and December 31, 2005.  As of June 30, 2006 and December 31, 2005, un-amortized discounts for conversion feature and warrants totaled $4,514 and $6,587, and other asset debt issuance costs totaled $257 and $384, and contra liability debt issuance cost totaled $318 and $464, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $1,036 and $2,214 for the three and six  months ended June 30, 2006.  As of June 30, 2006, the effective interest rate for the August 2007 Notes was 54%.

Subordinated Promissory Note

On March 17, 2006, the Company issued a $1,000 10% subordinated promissory note due October 16, 2006 (the “October 2006 Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of the Company.  The October 2006 Note is unsecured and subordinated to all prior indebtedness of the Company.  All accrued interest and unpaid principal under the note will be due October 16, 2006.  The proceeds from the October 2006 Note is to be used solely for working capital purposes.  In connection with the October 2006 Note, the Company issued warrants to purchase an aggregate amount of up to 125,000 shares of common stock, exercisable at $2.00 per share.  The warrants will expire on March 17, 2009, and include price adjustment provisions for anti-dilution purposes.  As of June 30, 2006, the exercise price of the warrants remained unchanged at $2.00 per share. There are no registration rights of the shares issuable from the exercise of the warrants.  Further, cashless exercise of the warrants is permitted.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the original fair value of the warrants of $84 have been recorded as warrant liability as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 2.96 years; (2) volatility of 84%; (3) risk free interest of 4.64% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a net loss of $40 for the three and six months ended June 30, 2006 and is recorded as change in value of warrants.  The fair value of warrants outstanding at June 30, 2006 of $123 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.71 years; (2) volatility of 78%, (3) risk free interest of 5.13%and dividend rate of 0%.

Our gross outstanding loan balance of the October 2006 Note totaled $1,000 as of June 30, 2006 and is included in short-term debt.  As of June 30, 2006, un-amortized discounts for warrants totaled $43.  Interest expense for the amortization of discount on the note was $28 and $41 for the three and six months ended June 30, 2006.  As of June 30, 2006, the effective interest rate for the October 2006 Note was 22%.

Unsecured Subordinated Notes

On May 17, 2006, the Company completed a private placement of 8% unsecured subordinated notes (the “May 2006 Private Placement”) in the aggregate principal amount of $3,625 (the “August 2007 Subordinated Notes”), together with warrants to purchase up to an aggregate of 705,233 shares of the Company’s common stock.  The May 2006 Private Placement, was made solely to “accredited investors” including Ricardo A. Salas, the Company’s President and CEO.  Mr Salas holds $100 of the August 2007 Subordinated Notes.

The August 2007 Subordinated Notes are unsecured and will become due on the earlier of August 17, 2007 or the consummation of a follow-on equity or debt offering pursuant to which the Company receives gross proceeds of at least $6,000 to be used for working capital purposes and repayment of debt, but excluding financings for the purpose of purchasing capital assets (a “Follow-On Financing”).  Interest on the unpaid principal balance of each August 2007 Subordinated Note accrues at the rate of 8% per annum from May 17, 2006 until maturity date.  The August 2007 Subordinated Notes can be prepaid by the Company at any time without penalty.

The August 2007 Subordinated Notes is subordinate in right of payment and in all other respects to the July 2007 Notes, the August 2007 Notes, and any other notes that may be issued by the Company after May 17, 2006 in exchange for or in satisfaction of any July 2007 Notes or August 2007 Notes (collectively, the “Senior Notes”).  Notwithstanding the maturity date of the August 2007 Subordinated Notes, the Company will not make any payments of principal, interest or otherwise under the August 2007 Subordinated Notes until all amounts due and payable under the Senior Notes have been satisfied in full (whether through cash payments or conversion).

The August 2007 Subordinated Notes also gives the investors the opportunity to participate in a Follow-On Financing at a discounted rate.  If a holder of the August 2007 Notes elects to participate in a Follow-On Financing, the holder of the Note will be entitled to purchase the securities being offered in the Follow-On Financing at a discount of 7% of the gross per share purchase price (in the case of an offering of common stock or preferred stock) or 7% of the face amount of the security being sold (in the case of an offering of debt securities).

As part of the August 2007 Private Placement, the Company issued warrants to the purchasers of the Notes giving them right to purchase up to an aggregate of 705,233 shares of the Company’s common stock.  In addition, warrants to purchase 68,508 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  The exercise price of the warrants remained unchanged at $2.58 per share.  The warrants will expire on May 17, 2011.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the original fair value of the warrants of $905 have been recorded as warrant liability as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 5.00 years; (2) volatility of 80%; (3) risk free interest of 5.03% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a net loss of $2 for the three and six months ended June 30, 2006, which is recorded as change in value of warrants.  The fair value of the warrants outstanding at June 30, 2006 of $907 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.88 years; (2) volatility of 78%; (3) risk free interest of 5.10% and dividend rate of 0%.

Our gross outstanding loan balance of the August 2007 Subordinated Notes totaled $3,625 as of June 30, 2006.  As of June 30, 2006, un-amortized discounts for warrants totaled $807.  Interest expense for the amortization of discount on the note was $98 for the three and six months ended June 30, 2006.  As of June 30, 2006, the effective interest rate for the August 2007 Subordinated Notes was 38%.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005, which allows for borrowings of up to $1,500, however, the financing company may, from time to time, allow for additional borrowings at its discretion.  The Agreement expires on April 21, 2006, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.  On January 27, 2006, the terms of the agreement were amended whereas advances are made on 85% of Approved receivables assigned and 50% of Non-Approved receivables assigned.  Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances.  All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.55% to 1.5% plus prime rate as published by the Wall Street Journal, with a minimum annual fee of $30. All receivables assigned and advances made are subject to return and recall by the financing company, respectively.  As such, the advances have been classified as short-term secured borrowings in accordance with SFAS 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.”  As of June 30, 2006, the Company has borrowed $7,417 and repaid $6,092. The total outstanding advance made under the agreement is $1,873 and $550 as of June 30, 2006 and December 31, 2005, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 9.27% for the six months ended June 30, 2006.  As of June 30, 2006, the Company’s availability for future borrowing under the agreement is based on the discretion of the financing company, which is contingent on approval of eligible receivables by the financing company.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest rate increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of June 30, 2006, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period.  Principal payments made to Kookmin Bank totaled $508 for the six months ended June 30, 2006, which includes $243 of foreign exchange translation loss.  The outstanding loan balance totaled $2,282 and $2,790, of which $1,413 and $1,343 is included in current portion of long-term debt, as of June 30, 2006 and December 31, 2005, respectively.

9.         Stock Compensation Plan

During each of the three and six months ended June 30, 2006, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company  granted options to purchase 60,000 of the Company’s common shares for an average exercise price of $0.77.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During each of the three and six months ended June 30, 2006, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase 862,500 of the Company’s common shares for an average exercise price of $1.44.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

In March 2006, one of the former non-employee directors of our company was given the opportunity to receive shares of stock under the plan in lieu of past-due director and committee fees that were due to him for periods through December 31, 2005.  Such shares were issuable to him at an average price of $1.50 per share.

In April 2006, two of the non-employee directors of our company were given the opportunity to receive shares of stock under the 2002 Equity Incentive Plan in lieu of the director and committee fees that were due to them for periods through December 31, 2006.  Such shares were issuable to them at an average price of $0.88 per share.  As of June 30, 2006, a total of 109,437 shares were issued to non-employee directors in lieu of these past-due fees.

In May 2006, the Company’s Chief Executive Officer was given the opportunity to receive shares of stock under the 2002 Equity Incentive Plan in lieu of past-due consulting fees that were due him for periods through December 31, 2005.  A total of 28,960 shares were issued to him at an average price of $1.41 per share.

The Company canceled 10,000 and 433,032 options during the three and six months ended June 30, 2006, respectively, for terminated employees and directors.

10.      Segment Reporting and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloys products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services and product licensing arrangements are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 4 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, as amended by Form 10-K/A filed on March 31, 2006, April 25, 2006, and July 20, 2006.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended June 30, 2006
Revenue to external customers	$1,743	$5,347	$7,090
Gross profit	674	852	1,526
Income (loss) before interest expense and discontinued operations	477	31	508
Total identifiable assets at end of period	1,002	19,584	20,586

Three months ended June 30, 2005
Revenue to external customers	$1,332	$2,395	$3,727
Gross profit (loss)	574	(809)	(235)
Income (loss) before interest expense and discontinued operations	435	(4,691)	(4,256)
Total identifiable assets at end of period	1,170	17,228	18,398

Six months ended June 30, 2006
Revenue to external customers	$4,127	$9,518	$13,645
Gross profit	1,664	1,094	2,758
Income (loss) before interest expense and discontinued operations	1,282	(355)	927
Total identifiable assets at end of period	1,002	19,584	20,586

Six months ended June 30, 2005
Revenue to external customers	$2,381	$4,189	$6,570
Gross profit (loss)	1,056	(1,283)	(227)
Income (loss) before interest expense and discontinued operations	762	(5,840)	(5,078)
Total identifiable assets at end of period	1,170	17,228	18,398

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)

Total segment income (loss) before minority interest, interest expense	$508	$(4,256)	$927	$(5,078)
General and administrative expenses, excluded	1,539	1,153	3,155	3,310

Consolidated loss before interest, other income, income taxes, minority int	(1,031)	(5,409)	(2,228)	(8,388)
Change in value of warrants, net	(1,426)	(100)	(2,715)	33
Change in value of conversion feature	(2,137)	1,167	(3,920)	2,282
Interest expense	(3,277)	(1,181)	(5,059)	(2,718)
Interest income	7	1	9	7
Consolidated net loss	$(7,864)	$(5,522)	$(13,913)	$(8,784)

Included in bulk alloy segment income for the three and six months ended June 30, 2006 is $92 and $572 of other income, respectively, recognized from $92 gain on disposal of idle equipment (see Note 5) and $480 gain on termination of a distribution agreement in March 2006 (see Note 12)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $3,150 and $1,925 during the three months ended June 30, 2006 and 2005, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

As of December 31, 2005, one customer represented 12%, or $288, of the total outstanding trade accounts receivable.  As of June 30, 2006, one customer represented 23%, or $997, of the total outstanding trade accounts receivable.  One customer represented 10%, or $1,306 of total sales for the six months ended June 30, 2006.   Two customers represented 23%, or $1,535, of total sales for the six months ended of June 30, 2005.

During the three months ended June 30, 2006, the Company had revenues from companies outside of the United States of $3,940 of which $1,043 represented sales to companies located in South Korea.  During the three months ended June 30, 2005, the Company had revenue from sales to companies outside of the United States of $1,802 of which $971 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,754 and $2,107 located in the United States at June 30, 2006 and December 31, 2005, respectively. The Company had long-lived assets of $12,665 and $12,846 located in South Korea at June 30, 2006 and December 31, 2005, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

June 30,
2006

Total segment assets	$20,586
Cash and cash equivalents	1,912
Prepaid expenses and other current assets	401
Other property, plant and equipment	353
Intangibles, net	1,192
Other assets	542
Total consolidated assets	$24,986

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

Options to purchase 8,483,223 shares of common stock at prices ranging from $0.77 to $15.00 per share were outstanding at June 30, 2006, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 4,841,780  shares of common stock at prices ranging from $2.00 to $2.72 per share outstanding at June 30, 2006, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  7,248,685 and 6,973,877 of convertible shares from the senior convertible debt at June 30, 2006 and 2005, respectively, were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

12.      Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

In April 2006, the Company reached agreements in principle to settle our previously-disclosed consolidated securities class action and shareholder derivative actions.

The settlement covers a series of nine securities class action lawsuits that were filed against the Company beginning in April 2004 on behalf of persons who purchased the Company’s common stock between May 21, 2002 and May 13, 2004, in connection with the Company’s initial public offering in May 2002.  These actions, which were brought under the federal securities laws against the Company and certain of its former and current directors and officers, were consolidated in the United States District Court for the Middle District of Florida, Tampa Division.  These cases alleged that the Prospectus issued in connection with the initial public offering in May 2002 contained material misrepresentations and omissions regarding the Company’s historical financial condition and regarding a personal stock transaction by the Company’s former chief executive officer.  They also alleged that the Company and certain of its present and former officers and directors engaged in improper revenue recognition with respect to certain of the Company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the Company’s products to artificially inflate the value of the Company’ stock.

In addition to the securities class actions, in May 2004, two shareholder derivative actions were filed in the Superior Court of Orange County, California.  Shortly thereafter, one additional shareholder derivative action was filed in the United States District Court for the Middle District of Florida, Tampa Division.  These derivative actions were brought by certain shareholders against certain of the Company’s present and former officers and directors as well as the Company (as a nominal defendant).  The suits alleged that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal securities class action.  The settlement also covers these derivative actions.

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

As part of the agreements, the Company’s directors’ and officers’ liability insurance carriers will contribute a total of $7,500 to settle all of the actions: $7,025 for the consolidated class action and $475 for the two derivative actions. The funds paid to settle the consolidated class action will be principally paid into an escrow account within a specified period of time after the federal court grants preliminary approval of the settlement. The funds will be disbursed to certain purchasers of the Company’s securities according to a distribution plan to be devised and approved by the federal court. In addition, the Company will commit to maintaining or implementing various corporate governance measures in connection with the settlement of the derivative actions.

Taking into account the insurance contribution, the net cost of the settlement to the Company should be approximately $500, which is the insurance deductible the Company paid over several quarters ending in the third quarter of 2005, and which was previously recorded as a charge.

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies.  The third party paid the Company a $1,000 distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party.  The remaining unearned distribution fee of $830 has not been refunded.  On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market.  This commission was to be applied to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006.  If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement.  As of December 31, 2005, the unearned distribution fee remained unchanged at $830.  As of June 30, 2006, the Company has not paid the minimum commission and accrued $350 from the unearned distribution fee for minimum payments due in accounts payable and accrued liabilities.  Further, the Company recognized net balance of the unearned distribution fee of $480 as other income during the six months ended June 30, 2006. The Company is currently is in the process of renegotiating the distribution agreement with the same third party to settle the balance.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  The Company has until September 30, 2006 to exercise the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price.  If the Company does not purchase the additional interest during the first two years of the agreement, the Company will be able to purchase the additional interest at a price equal to 30.1% of LSI’s then outstanding net equity.  As of June 30, 2006 and as of the filing of this Form 10Q, the Company has not purchased any interest in the joint venture.

Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the three months ended June 30, 2006, the Company recognized revenues of $236 of Liquidmetal alloys sold to SAGA for use in the joint venture. The Company anticipates the alloys to be fully utilized by the joint venture prior to the 18 month period.

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

The Company is a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of the Company.  Under this agreement, the Company engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  On January 1, 2006, the term of the agreement was extended to December 31, 2006.  During each of the three and six months ended June 30, 2006, the Company incurred $0 in consulting fees from Chitnis Consulting, respectively.  During each of the three and six months ended June 30, 2005, the Company incurred $13 and $25 in consulting fees from Chitnis Consulting, respectively.

The Company is a party to a consulting agreement with William Johnson, a board member.  Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy.  In April 2006, the Company entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006.  During each of the three and six months ended June 30, 2006, we incurred $15 and $15 in consulting fees from Mr. Johnson, respectively. During the three and six months ended June30, 2005, we incurred $5 and $10 in consulting fees from Mr. Johnson, respectively.

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

The Audit Committee of the Company’s Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of December 31, 2005, the outstanding amount of the receivable was $235, which is included in other assets, and has remained unchanged as of June 30, 2006.

During the six months ended 2005, the Company executed a $198 promissory note with CK Cho, member of our Board of Directors, for working capital purposes. The note was due and paid in full as of June 30, 2005. The note had an annual rate of interest of 6% which resulted in the Company paying approximately $2 in interest. Mr. Cho also held $620 of Senior Convertible Notes and held 92,584 exercisable warrants as of December 31, 2005 and June 30, 2006. Further, during 2005, Mr. Cho advanced approximately $1,260 to cover short-term liquidity needs. The advances were made without interest and were repaid as of December 31, 2005.  There were no such advances during the six months ended June 30, 2006.

During the six months ended June 30, 2006, Ricardo Salas, our President and Chief Executive Officer advanced the Company $100 to cover short-term liquidity needs. The advance was made without interest and were repaid during the quarter ended March 31, 2006. During 2005, Ricardo Salas, our President and Chief Executive Officer, and Young Ham, our Chief Financial Officer, advanced the company $75 and $133 to cover short-term liquidity needs, respectively. The advances were made without interest and were repaid as of December 31, 2005. Mr. Salas held $310 of senior convertible notes and held 46,292 warrants as of December 31, 2005. As of June 30, 2006, Mr. Salas held $310 million of senior convertible Notes and $100 of our 8% unsecured subordinated notes and 65,672 warrants.

 14. Subsequent Events

The Company filed its Registration Statement Amendment No. 3 on August 4, 2006 in connection with the amended registration rights agreement with the holders of the July 2007 Notes and the holders of the August 2007 Notes (the “Notes).  On August 7, 2006, the registration statement became effective.  Late filing and late registration fees pursuant to the amended registration rights agreement were $1,509 as of August 7, 2006.  The Company has not paid the late filing and registration fees and is currently in negotiations with the noteholders to either reduce or delay the payment of the fees and to prevent any acceleration of the amounts due under the Notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended, and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, stock-based compensation, severance costs, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

Research and development expenses represent salaries, related benefits expense, depreciation of research equipment, consulting and contract services, expenses incurred for the design and testing of new processing methods, expenses for the development of sample and prototype products, and other expenses related to the research and development of Liquidmetal alloys. Costs associated with research and development activities are expensed as incurred. We plan to enhance our competitive position by improving our existing technologies and developing advances in amorphous alloy technologies. We believe that our research and development efforts will focus on the discovery of new alloy compositions, the development of improved processing technology, and the identification of new applications for our alloys.

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

•       Allowance for doubtful accounts

•       Inventories at lower of cost or net realizable value

•       Deferred tax assets

•       Valuation of derivatives of warrants and embedded conversion features

Our Annual Report on Form 10-K for the year ended December 31, 2005, contains further discussions on our critical accounting policies and estimates.

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

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

Revenue. Revenue increased $3.4 million to $7.1 million for the three months ended June 30, 2006 from $3.7 million for the three months ended June 30, 2005.  The increase consisted of an increase of $2.9 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased demand from electronic casings applications, an increase of $0.1 million from our research and development contracts, and an increase of $0.4 million from sales of our coatings products as a result of increase in demand from oil drilling applications.

Cost of Sales. Cost of sales increased to $5.6 million, or 78% of revenue, for the three months ended June 30, 2006 from $4.0 million, or 106% of revenue, for the three months ended June 30, 2005.  The increase was a result of increases in bulk Liquidmetal alloy business and coatings business.  The decrease in cost of sales as a percentage of revenue was a result of continued maturing of our manufacturing process, which represents the Company’s efforts to manage costs and focus on our core business, and an increase in revenues generated from our higher margin coatings products. Significant portions of our manufacturing costs continue to remain fixed.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $2.4 million, or 33% of revenue, for the three months ended June 30, 2006 from $1.6 million, or 42% of revenue, for the three months ended June 30, 2005. This increase was primarily a result of increases in wages and compensation of $0.5 million primarily from recognition of stock based compensation expense during the quarter and increases in employees, travel cost of $0.1 million, professional services of $0.2 million, bad debt expense of $0.1 million, and franchise and property taxes of $0.1 million, offset by decrease in insurance expense of $0.2 million.

Research and Development Expenses. Research and development expenses increased to $0.3 million, or 4% of revenue, for the three months ended June 30, 2006 from $0.2 million, or 3% of revenue, for the three months ended June 30, 2005. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  The increase was primarily due to increases in wages and compensation, and prototyping costs.

Impairment of Long Lived Assets. Impairment of long lived assets decreased to $0, for the three months ended June 30, 2006 from $3.4 million or 91% of revenue, for the three months ended June 30, 2005.  Impairment expense represents write-down of $1,653 of raw materials considered to be long term inventory and $1,741 of idle equipment.  During 2005, while we may use the excess raw materials beyond one year to fulfill future customer order, we determined that our capacity was not significant enough to warrant holding this inventory as a long term asset.  Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering the revenues during 2005, we did not anticipate utilizing this equipment internally in the near future.  As such, during 2005 we have reduced the carrying values of the excess raw material and idle equipment.

Change in Value of Warrants.  Change in value of warrants decreased to a net loss of $1.4 million, or 20% of revenue, for the three months ended June 30, 2006 from a net loss of $0.1 million, or 3% of revenue, for the three months ended June 30, 2005.  The change in value of warrant consisted of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, senior convertible debt funded in August 2005, subordinated promissory note funded in March 2006, and unsecured subordinated notes funded in May 2006 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 and August 2005 resulted in a change in value of conversion feature loss of $2.1 million, or 30% of revenue, during the three months ended June 30, 2006 from a gain of $1.2 million or 31% of revenue, for the three months ended June 30, 2005, primarily as a result of fluctuations in our stock price.

Other Income.  Other income was $0.1 million, or 1% of revenue, for the three months ended June 30, 2006 from gain recognized from disposal of idle equipment. There were no amounts recognized as other income during the three months ended June 30, 2005.

Interest Expense. Interest expense was $3.3 million, or 46% of revenue, for the three months ended June 30, 2006 and was $1.2 million, or 32% of revenue, for the three months ended June 30, 2005.  Interest expense consists primarily of interest accrued on the Kookmin Bank loan funded in 2003, convertible debts funded in 2004 and 2005, subordinated notes funded in

March and May 2006, fees charged from short-term borrowings under the April 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible debt.  The increase was primarily due to additional amortization of debt issuance costs and discount on debt funded in August 2005, increases in fees from borrowings made under the April 2005 factoring, loan, and security agreement from additional amounts borrowed in 2006, and  interest costs accrued for late registration and late filing fee penalties during the three months ended June 30, 2006 (see Item 3 Defaults Upon Senior Securities, Part II).

Interest Income.  Interest income was $7 thousand for the three months ended June 30, 2006 and was $1 thousand for the three months ended June 30, 2005 from interest earned on cash deposits.

Comparison of the six months ended June 30, 2006 and 2005

Revenue. Revenue increased $7.1 million to $13.6 million for the six months ended June 30, 2006 from $6.6 million for the six months ended June 30, 2005.  The increase included $5.0 million increase in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers from increased demand from electronic casings applications, an increase of $1.7 million in sale of our coatings products, and an of $0.3 million increase in research and development services from increased research and development services primarily from defense applications.

Cost of Sales. Cost of sales increased to $10.9 million, or 80% of revenue, for the six months ended June 30, 2006 from $6.8 million, or 103% of revenue, for the six months ended June 30, 2005.  The increase was a result of increases in bulk Liquidmetal alloy business and coatings business.  Cost of sales as a percentage of revenue has decreased as a result of continued maturing of our manufacturing process, which represents the Company’s efforts to manage costs and focus on our core business, and an increase in revenues generated from our higher margin coatings products.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $5.1 million, or 37% of revenue, for the six months ended June 30, 2006 from $4.2 million, or 63% of revenue, for the six months ended June 30, 2005. This increase was primarily a result of increase in wages and compensation of $1.0 million primarily from recognition of stock based compensation expense during the quarter and increases in employees, increase in travel costs of $0.2 million, increase in bad debt expense of $0.1 million, and increase in property and franchise taxes of $0.1 million, offset by decrease in insurance expense of $0.7 million.

Research and Development Expenses. Research and development expenses decreased to $0.5 million, or 4% of revenue, for the six months ended June 30, 2006 from $0.6 million, or 9% of revenue, for the six months ended June 30, 2005. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  The decrease was primarily due to decrease in wages and compensation.

Impairment of Long Lived Assets. Impairment of long lived assets decreased to $0, for the six months ended June 30, 2006 from $3.4 million or 52% of revenue, for the six months ended June 30, 2005.  Impairment expense represents write-down of $1,653 of raw materials considered to be long term inventory and $1,741 of idle equipment.  During 2005, while we may use the excess raw materials beyond one year to fulfill future customer order, we determined that our capacity was not significant enough to warrant holding this inventory as a long term asset.  Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering the revenues during 2005, we did not anticipate utilizing this equipment internally in the near future.  As such, during 2005 we have reduced the carrying values of the excess raw material and idle equipment.

Change in Value of Warrants.  Change in value of warrants decreased to a net loss of $2.7 million, or 20% of revenue, during the six months ended June 30, 2006 from a net gain of $0.03 million, or 1% of revenue, for the six months ended June 30, 2005.  The change in value of warrant consisted of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, senior convertible debt funded in August 2005, subordinated promissory notes funded in March 2006, and unsecured subordinated notes funded in May 2006 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature.  Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 and August 2005 resulted in a change in value of conversion feature loss of $3.9 million, or 29% of revenue, during the six months ended June 30, 2006 from a gain of $2.3 million, or 35% of revenue, during the six months ended June 30, 2005, primarily as a result of fluctuation in our stock prices.

Other Income.  Other income was $0.6 million, or 4% of revenue, for the six months ended June 30, 2006 from $0.1 million  gain recognized from disposal of idle equipment and $0.5 million gain recognized from termination of a distribution agreement with a Japanese sporting goods distributor originally entered into in March 1996.  There were no amounts recognized as other income during the six months ended June 30, 2005.

Interest Expense. Interest expense was $5.1 million, or 37% of revenue, for the six months ended June 30, 2006 and was $2.7 million, or 41% of revenue, for the six months ended June 30, 2005.  Interest expense consists primarily of interest accrued on the Kookmin Bank loan funded in 2003, convertible debts funded in 2004 and 2005, subordinated notes funded in March and May 2006, fees charged from short-term borrowings under the April 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible debt, fees charged from short-term borrowings under the April 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible debt.  The increase in interest expense was primarily due to costs accrued for late registration and late filing fee penalties during the six months ended June 30, 2006 (see Item 3 Defaults Upon Senior Securities, Part II).

Interest Income.  Interest income was $9 thousand for the six months ended June 30, 2006, and $7 thousand for the six months ended June 30, 2005 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $3.6 million for the six months ended June 30, 2006 and $3.6 million for the six months ended June 30, 2005.  Our working deficit increased from $11.0 million at December 31, 2005 to $21.6 million at June 30, 2006.  The Company’s working deficit increase of $10.6 million was primarily attributable to increase in accounts payable and accrued liability of $2.4 million, increase in short term debt of $2.3 million, increase in current portion of long-term debt of $6.6 million, increase in warrant liabilities of $3.7 million, increase in conversion feature liability of $3.9 million, offset by increase in cash and cash equivalents of $0.8 million, increase in trade accounts receivable of $2.0 million, increase in inventories by $0.6 million, increase in prepaid expenses and other current assets by $0.6 million, decrease in settlement payable of $3.3 million, decrease in deferred revenue of $0.8 million, and decrease in other current liabilities of $0.2 million.

Our cash used in investing activities was $0.7 million for the six months ended June 30, 2006 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $5.4 million for the six months ended June 30, 2006, which consists of $1.0 million in proceeds from borrowings from our subordinated promissory notes executed in March 2006 and $3.6 million in proceeds from borrowings from private placement of 8% unsecured subordinated notes executed in May 2006.  Further, the Company received a net of $1.3 million in borrowings from factoring agreement executed in April 2005. The proceeds from borrowings have been used to meet working capital requirements.

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

We have experienced significant operating losses since our inception. Our net loss for the six months ended June 30, 2006 and 2005 was $13.9 million and $8.8 million, respectively. In the audit report on our financial statements for our fiscal years ended December 31, 2005 and 2004, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.

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

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of June 30, 2006:

		Less Than	Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$18,094	$13,600	$4,494	$—	$—
Short-term debt (3)	2,873	2,873	—	—	—
Capital lease obligation (4)	18	18	—	—	—
Operating leases and rents	1,006	489	439	78	—
Consulting services payable	77	77	—	—	—
Dongyang	11	11	—	—	—
Nichimen	350	350	—	—	—
	$22,429	$17,418	$4,933	$78	$—

(1) Contractual cash obligations include Long-Term Debt comprised of $2,310 of Senior Convertible Notes issued in 2004 and $9,878 of Senior Convertible Notes issued in 2005, $3,625 of Unsecured Subordinated Notes issued in May 2006, and $2,281 of Kookmin Bank Loan, Short-Term Debt comprised of $1,873 outstanding advances received under factoring, loan, and security agreement, $1,000 of Unsecured Subordinated Promissory Note issued in 2006, future minimum lease payments under capital and operating leases, and purchase commitments from consultants, payments due from our discontinued equipment manufacturing business (Dongyang), and minimum payments due under a distribution agreement (Nichimen).

(2) Does not include interest payments of $1,281; and un-amortized discounts for conversion feature and warrants of $6,445 of our convertible notes.

(3) Does not include minimum interest and fee payments of $30 and un-amortized discounts for warrants of $43.

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

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  The Company has until September 30, 2006 to exercise the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price.  If the Company does not purchase the additional interest during the first two years of the agreement, the Company will be able to purchase the additional interest at a price equal to 30.1% of LSI’s then outstanding net equity.  As of June 30, 2006 and as of the filing of this Form 10Q, the Company has not purchased any interest in the joint venture.

Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the three months ended June 30, 2006, the Company recognized revenues of $0.2 million of Liquidmetal alloys sold to SAGA for use in the joint venture. The Company anticipates the alloys to be fully utilized by the joint venture prior to the 18 month period.

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

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.  There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

In April 2006, we reached agreements in principle to settle our previously-disclosed consolidated securities class action and shareholder derivative actions.  In early July, we jointly filed a Stipulation and Agreement of Settlement in the securities class action, which has been preliminarily approved and for which a settlement fairness hearing is set for October 18, 2006.  In early August, the derivative plaintiffs’ counsel filed a Notice of Settlement with the Court, and the parties’ counsels are working to prepare formal settlement documents.

The settlement covers a series of nine securities class action lawsuits that were filed against the company beginning in April 2004 on behalf of persons who purchased our common stock between May 21, 2002 and May 13, 2004, in connection with our initial public offering in May 2002.  These actions, which were brought under the federal securities laws against the company and certain of our former and current directors and officers, were consolidated in the United States District Court for the Middle District of Florida, Tampa Division.  These cases alleged that the Prospectus issued in connection with the initial public offering in May 2002 contained material misrepresentations and omissions regarding the company’s historical financial condition and regarding a personal stock transaction by the company’s former chief executive officer.  They also alleged that our company and certain of its present and former officers and directors engaged in improper revenue recognition with respect to certain of the company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the company’s products to artificially inflate the value of the company’ stock.

In addition to the securities class actions, in May 2004, two shareholder derivative actions were filed in the Superior Court of Orange County, California.  Shortly thereafter, one additional shareholder derivative action was filed in the United States District Court for the Middle District of Florida, Tampa Division.  These derivative actions were brought by certain shareholders against certain of our present and former officers and directors as well as our company (as a nominal defendant).  The suits alleged that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances as alleged in the federal securities class action.  The settlement also covers these derivative actions.

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

As part of the agreements, our directors’ and officers’ liability insurance carriers will contribute a total of $7.5 million to settle all of the actions: $7.025 million for the consolidated class action and $0.475 million for the two derivative actions. The funds paid to settle the consolidated class action will be principally paid into an escrow account within a specified period of time after the federal court grants preliminary approval of the settlement. The funds will be disbursed to certain purchasers of our securities according to a distribution plan to be devised and approved by the federal court. In addition, we will commit to maintaining or implementing various corporate governance measures in connection with the settlement of the derivative actions.

Taking into account the insurance contribution, the net cost of the settlement to us should be approximately $0.5 million, which is the insurance deductible we paid over several quarters ending in the third quarter of 2005, and which we previously recorded as a charge.

Item 1A – Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, that could affect our business, results of operations or financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2006, the Company completed a private placement of 8% Unsecured Subordinated Notes for an aggregate principal of $3.6 million.  The notes are due on the earlier of August 17, 2007 or the consummation of a follow-on equity or debt offering pursuant to which the Company receives gross proceeds of at least $6.0 million to be used for working capital purposes and repayment of debt, but excluding financings for the purpose of purchasing capital assets.  As part of this private placement, the Company issued warrants to the purchasers of the notes giving them the right to purchase up to an aggregate of 705,233 shares of the Company’s common stock.  In addition, warrants to purchase 68,508 shares of the Company’s common stock were issued to the placement agent in the transaction. The warrants have an exercise price of $2.58 per share and will expire on May 17, 2011. The notes and warrants were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve any public offering, was made without general solicitation or advertising, and the investors in the notes and warrants represented to the Company that they are accredited investors with access to all relevant information necessary to evaluate the investment in the notes and warrants and that the notes, warrants, and underlying shares were being acquired for investment purposes only.

Item 3 - Defaults Upon Senior Securities

As of June 30, 2006, we had approximately $12.2 million in principal amount of convertible notes outstanding. Approximately $2.3 million in principal amount of convertible notes will become due in July 2007, with the balance becoming due in August 2007. Interest on our convertible notes is payable quarterly in cash. These notes are secured by substantially all of the assets of our company. We will be deemed to be in default under these notes if we fail to pay any principal or interest when it becomes due, and we will also be deemed to be in default if we breach any other material provision of our other agreements with the noteholders and we fail to cure such breach within thirty days of notice of default. Upon a default under these notes, the noteholders have the right to accelerate the maturity date of the notes and demand that they be immediately repaid by us. If we fail to pay such notes, either at maturity or upon acceleration, then the noteholders may elect to foreclose upon the assets securing the notes.

On May 12, 2006, we received a letter from one holder holding $0.5 million of the August 2007 Notes demanding immediate payment of late filing fees and late registration fees for the period following October 31, 2005 through May 3, 2006. As a result of the late fee provisions of the restated registration rights agreement, we are obligated to pay late filing and late registration fees accrued through June 30, 2006 of up to $1.4 million to all of the noteholders. In addition, the letter purported to constitute a notice of default under the August 2007 Notes and July 2007 Notes (“Notes”) as a result of our failure to pay the late filing and late registration fees. Under the terms of Notes, if a default is not cured by us within thirty (30) days of notice thereof, the holder has the right to accelerate all principal and interest due under the Notes. The Company filed its Registration Statement Amendment No. 3 on August 4, 2006 and on August 7, 2006, the registration statement became effective.  Late filing and late registration fees were $1.5 million as of August 7, 2006.  The Company has not paid the late filing and registration fees and is currently in negotiations with the noteholders to either reduce or delay the payment of the fees and to prevent any acceleration of the amounts due under the Notes.

As of June 30, 2006, $9.9 million in aggregate principal amount of August 2007 Notes was still outstanding with accrued but unpaid interest in the amount of approximately $175 thousand. In addition, $2.3 million in aggregate principal amount of  July 2007 Notes was also outstanding with accrued but unpaid interest in the amount of approximately $35 thousand. As a result, the outstanding balance of the Notes are presented as current portion of long term debt on the condensed consolidated balance sheet as of June 30, 2006.

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

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: August 9, 2006	/s/ Ricardo A. Salas
Ricardo A. Salas
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)