Form 10-Q
period 2006-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2006-11-14
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes   ☐  No  ☒

As of September 30, 2006, there were 44,131,268 shares of the registrant’s common stock, $0.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$563	$1,392
Trade accounts receivables, net of allowance for doubtful accounts of $95 and $61	5,099	2,360
Inventories	2,218	1,748
Prepaid expenses and other current assets	1,635	609
Total current assets	9,515	6,109

Property, plant and equipment, net	12,467	13,437
Idle equipment	190	193
Other intangibles, net	1,198	1,185
Other assets	131	639
Total assets	23,501	21,563

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	8,850	6,530
Settlement payable	—	3,331
Deferred revenue	46	1,275
Short-term debt, net of debt discounts of $14 and $0	3,321	550
Long-term debt, current portion, net of debt discounts of $5,089 and $0	12,497	1,343
Warrant liabilities	4,225	1,792
Conversion feature liabilities	3,690	1,798
Other liabilities, current portion	250	483
Total current liabilities	32,879	17,102
Long-term debt, net of current portion and debt discounts of $0 and $8,259	550	5,433
Other long-term liabilities, net of current portion	466	348
Total liabilities	33,895	22,883

Shareholders’ deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,131,268 issued and outstanding at September 30, 2006 and 42,187,621 issued and outstanding at December 31, 2005	44	42
Additional paid-in capital	135,461	130,893
Accumulated deficit	(148,352)	(134,525)
Accumulated other comprehensive income	2,453	2,270
Total shareholders’ deficiency	(10,394)	(1,320)

Total liabilities and shareholders’ deficiency	$23,501	$21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenue	$8,040	$4,342	$21,685	$10,912
Cost of sales	6,449	3,756	17,337	10,553

Gross profit	1,591	586	4,348	359

Operating expenses
Selling, general, and administrative	2,290	2,364	7,363	6,521
Research and development	269	196	753	806
Impairment of long lived assets	—	833	—	4,227
Total operating expenses	2,559	3,393	8,116	11,554
Loss from operations	(968)	(2,807)	(3,768)	(11,195)

Loss from extinguishments of debt	—	(1,247)	—	(1,247)
Change in value of warrants, gain (loss)	1,361	1,112	(1,354)	1,145
Change in value of conversion feature, gain (loss)	1,987	2,215	(1,933)	4,497
Other income	—	—	572	—
Interest expense	(2,302)	(1,659)	(7,361)	(4,377)
Interest income	8	7	17	14

Income (loss) from continuing operations	86	(2,379)	(13,827)	(11,163)

Net income (loss)	86	(2,379)	(13,827)	(11,163)

Other comprehensive income (loss):
Foreign exchange translation gain (loss)	56	(306)	183	77
Comprehensive income (loss)	$142	$(2,685)	$(13,644)	$(11,086)

Net income (loss) per share basic and diluted:
Income (loss) per share basic and diluted	$0.00	$(0.06)	$(0.32)	$(0.27)

Number of weighted average shares - basic and diluted	44,100	41,933	43,664	41,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Nine months ended September 30, 2006

(in thousands, except per share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2005 (As Restated)	42,187,621	$42	$130,893	$(134,525)	$2,270	$(1,320)
Conversion of notes payable	105,250	—	146	—	—	146
Common stock issued as director's fees	109,437	—	102	—	—	102
Common stock issued to Innometal	1,700,000	2	3,448	—	—	3,450
Stock-based compensation	28,960	—	872	—	—	872
Foreign exchange translation gain	—	—	—	—	183	183
Net loss	—	—	—	(13,827)	—	(13,827)
Balance, September 30, 2006	44,131,268	$44	$135,461	$(148,352)	$2,453	$(10,394)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

 (unaudited)

	For the Nine Months Ended September 30,
	2006	2005
		(Restated)
Operating activities:
Net loss	$(13,827)	$(11,163)

Adjustments to reconcile loss from operations to net cash used for operating activities:
Impairment of long lived assets	—	4,227
Gain on disposal of asset	—	(14)
Depreciation and amortization	2,658	2,516
Loss on extinguishment of debt	—	1,247
Amortization of debt discount	4,517	2,499
Stock-based compensation	831	41
Bad debt expense (recovery)	60	(21)
Warranty expense	71	126
Loss (gain) from change in value of warrants	1,354	(1,145)
Loss (gain) from change in value of conversion feature	1,933	(4,497)

Changes in operating assets and liabilities:
Trade accounts receivable	(2,799)	(504)
Inventories	(470)	178
Prepaid expenses and other current assets	(1,026)	(404)
Other assets	237	(632)
Accounts payable and accrued expenses	2,381	752
Deferred revenue	(1,229)	(21)
Other liabilities	(178)	(142)
Net cash used for operating activities	(5,487)	(6,957)

Investing Activities:
Purchases of property and equipment	(665)	(153)
Proceeds from the sale of property and equipment	104	69
Investment in patents and trademarks	(102)	(92)
Net cash used for investing activities	(663)	(176)

Financing Activities:
Proceeds from borrowings	18,241	16,180
Repayment of borrowings	(12,421)	(9,850)
Repayment of other liabilities	63	(100)
Proceeds from restricted cash	—	754
Net cash provided by financing activities	5,883	6,984
Effect of foreign exchange translation	(562)	340
Net (decrease) increase in cash and cash equivalents	(829)	191

Cash and cash equivalents at beginning of period	1,392	742
Cash and cash equivalents at end of period	$563	$933

Supplemental cash flow information
Interest paid	$1,664	$1,400
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the nine months ended September 30, 2006, $105 of the Company’s 6% senior convertible notes due July 2007 was converted into 105,250 shares of the Company’s common stock at a conversion price of $1.00 per share.

During the nine months ended September 30, 2006, the Company fulfilled its settlement payable to Innometal (formerly known as Growell Metal) of $3,450, net of foreign exchange translation loss, through stock issuance of 1,700,000 shares of the Company’s common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2006 and 2005

(in thousands, except share data)

(unaudited)

1.         Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2006.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, as amended by Form 10-K/A filed on March 31, 2006, April 25, 2006 and July 20, 2006.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $296 and $831 for the three and nine months period ended September 30, 2006, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing an increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts. The following table illustrates the pro forma effect on net income for periods prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such periods:

		For the Three Months Ended September 30,	For the Nine Months Ended September 30,
		2005	2005
		(Restated)	(Restated)

Net loss as reported		$(2,379)	$(11,163)
s
Add:	stock-based employee compensation expense included in reported net loss, net of related tax effects	41	41

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(695)	(2,237)

Proforma net loss:		$(3,033)	$(13,359)
Basic and diluted loss per share:
As reported		$(0.06)	$(0.27)
Proforma		$(0.07)	$(0.32)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2006 and 2005, respectively: expected volatility of approximately 100% for all periods; dividend yield of 0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 3.64% to 4.82%.

2.         Basis of Presentation and Recent Accounting Pronouncements

Translation of Foreign Currency

The Company applies FASB No. 52, Foreign Currency Translation, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at period-end. The financial statements of Liquidmetal Korea have been translated based upon Korean Won as the functional currency. Liquidmetal Korea’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the reporting period. The resulting translation adjustment was included in other comprehensive income (loss).

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

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on the derecognizing, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The effective date of SFAS No. 157 will be the first quarter of 2008.  While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Guidance re: the Use of a Cumulative Effect Adjustment to Correct Immaterial Misstatements” (“SAB 108”). Registrants are required to apply the provisions of SAB 108 no later than the annual financial statements for their first fiscal year ending after November 15, 2006. The application of SAB 108 is not expected to have a material impact on the Company’s financial statements.

3.         Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $148,352 as of September 30, 2006.  Cash used for operations for the nine months ended September 30, 2006 was $5,487 and cash flow from operations will likely be negative throughout fiscal year 2006.  As of September 30, 2006, the Company’s principal source of liquidity are $563 of cash and $5,099 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company completed a $1,000 10% subordinated promissory note on March 17, 2006.  Also, on May 17, 2006 and September 21, 2006, the Company completed a private placement of 8% unsecured subordinated notes in the aggregate principal amount of $4,125 (See Note 8).  Further, the Company borrowed $12,666, which was offset by repayments of $11,331, under a factoring, loan, and security agreement executed on April 21, 2005 to fund its working capital requirements during the nine months ended September 30, 2006.

Capital requirements during the next 12 months will depend on numerous factors, including the success of existing products, the development of new applications for Liquidmetal alloys, and the resources devoted to develop and support Liquidmetal alloy products.  Specifically, we anticipate that we could need $5,000 to $10,000 over the next twelve months to pursue our current operating plan, although this amount may be lower depending on the orders we receive for our products.  The amount of funding that we plan to seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products, particularly components for cellular phones and flash memory drive casings and other electronic components, and our ability to continue to improve our manufacturing processes.  We evaluate our working capital needs and operating plan assumptions on a monthly basis to determine whether any adjustment to our cash and liquidity outlook is warranted, and we also review potential sources of financing on an ongoing basis.  However, adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be subject to dilution.  If we don’t receive sufficient funding to operate under our current plan, we intend to reduce operations and expenses and shift our focus to the pursuit of licensing transactions and other strategic transactions that are less capital intensive.

4. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)

Raw materials	$842	$565
Work in process	931	763
Finished goods	445	420
Total inventories	$2,218	$1,748

5. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future.  Total amount of idle equipment remaining was $190 as of September 30, 2006 and $193 as of December 31, 2005.

During the nine months ended September 30, 2006, the Company disposed of $12 of its idle equipment for proceeds of $104. The resulting gain of $92 is included in other income.

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

As an inducement for Innometal to enter into the Settlement Amendment, James Kang, a former director and officer of the Company, had entered into a buy-sell agreement with Innometal whereby Mr. Kang agreed to personally purchase from Innometal, and Innometal agreed to sell to Mr. Kang, the 1,700,000 shares issued to Innometal under the Settlement Amendment. Mr. Kang received no consideration from the Company in connection with his entering into this buy-sell agreement, and no registration rights with respect to the shares under the buy-sell agreement. While the terms of the buy-sell agreement may be independently re-negotiated between Mr. Kang and Innometal, all releases to the Company that are applicable under the Settlement Amendment has and will remain in full force and effect. Subsequent to September 30, 2006, Mr. Kang resigned as a director and officer and is currently working as a consultant for the Company (see Note 14).

7.  Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of September 30, 2006, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  During the three months ended September 30, 2006, the Company recorded $34 of net gain from expired warranty and during the nine months ended September 30, 2006, the Company recorded $71 of warranty expense.  During the three and nine months ended September 30, 2005, the Company recorded $50 and $126, respectively, of warranty expense.  The product warranty accrual balance is included in accounts payable and accrued expenses.

8.  Notes Payable

Senior Convertible Note

On March 3, 2004, the Company issued $9,924 of 6% senior convertible notes due 2007 (the “March Notes”) to investor groups in a transaction led by Michigan Venture Capital Co., Ltd, a South Korea-based institutional investment firm, and IndiGo Ventures LLC, a New York-based investment firm (the “Placement Agents”) that served as a financial advisor to the Company for the transaction.  The notes were collateralized by the patents held by the Company and second priority mortgage interest in plant facilities and certain equipment in South Korea.  The notes were convertible at any time into common stock at a price of $3.00 per share.  Investors in the private placement and the Placement Agents received warrants to purchase an aggregate amount of up to approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods, but no later than 100 days following the effectiveness of a registration statement covering the resale of shares issueable upon exercise of the warrants.  In addition, the investors had the right to call for repayment of the notes prior to maturity at any time after the second anniversary of the closing of the transaction.

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption.  Under terms of the exchange offer, approximately $5,460 in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2,730 of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2,730 of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”), collectively referred to as “Exchange Notes”.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant.  The July 2005 Notes have a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The July 2005 Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The July 2007 Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   Further, the Exchange Notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  The convertible price of the Exchange Notes is subject to price adjustment for anti-dilution purposes.  As of September 30, 2006, the convertible price of the July 2007 Notes remained unchanged at $1.00 per share.  Holders of the July 2007 Notes also have the right to call for repayment of the July 2007 Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer.

A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  The warrants issued to placement agents are to expire the later of March 1, 2006 or 100 days after the effectiveness of registration of shares issuable under the warrants and senior convertible debt.  The warrant exercise price is subject to price adjustment for anti-dilution purposes.  There were 165,324 warrants outstanding and the exercise price of the warrants was $2.72 per share as of September 30, 2006.

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

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of common stock issueable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2% and 3% of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1% and 3% for each 30 business days thereafter, but no more than 18% of the purchase price of the unconverted note balance.  Late registration fee of $1,028 has been accrued as interest expense as of September 30, 2005.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”).  The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment.  The Company became compliant with timely interest payments during the third quarter of fiscal year 2005, and as of September 30, 2006, the Company has complied with all scheduled interest payments.

On August 9, 2005, the July 2005 Notes, accrued interest and late registration fees were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007.  Further, the July 2007 Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an amended and restated registration rights agreement and an amended and restated security agreement.  During the three and nine months ended September 30, 2006, the Company accrued $31 and $217, respectively, in interest expense as a result of receiving a demand letter from a note holder under the amended and restated registration rights agreement for failure to timely file a registration statement and register the shares issuable under notes and warrants (see 2005 Senior Convertible Notes below).  The Company paid $55 of the late filing and registration fees and the remaining $162 is included in accounts payable and accrued liabilities as of September 30, 2006.  Further, the July 2007 Notes and its related debt discount and deferred issuance cost are presented as current liabilities and current assets, respectively, as of September 30, 2006.

During the year ended December 31, 2005, $485 of the July 2007 Notes were converted into 485,750 of the Company’s common stock at a conversion price of $1.00 per share.  Additionally, during the nine months ended September 30, 2006, $105 of the July 2007 Notes were converted into 105,250 of the Company’s common stock at a conversion price of $1.00 per share.  The conversion resulted in reduction of conversion feature liabilities of $541 and $41 to additional paid in capital for the year ended December 31, 2005 and for the nine months ended September 30, 2006, respectively.

The Company’s gross outstanding loan balance of the July 2007 Notes totaled $2,264 and $2,369 as of September 30, 2006 and December 31, 2005, respectively.   As of September 30, 2006 and December 31, 2005, un-amortized discounts for conversion feature and warrants totaled $607 and $1,207, respectively, and other asset debt issuance costs totaled $22 and $43, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $190 and $606, for the three months and nine months ended September 30, 2006, respectively, and $594 and $1,554 for the three and nine months ended September 30, 2005, respectively.  As of September 30, 2006, the effective interest rate for the July 2007 Notes was 33%.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $676 and a loss of $1,072 for the three and nine months ended September 30, 2006, respectively, and a gain of $1,233 and $3,515 for the three and nine months ended September 30, 2005, respectively.  The fair value of conversion feature liability was $1,871 and $840 as of September 30, 2006 and December 31, 2005, respectively.  The fair value of conversion liability outstanding at September 30, 2006 was computed using the Black-Scholes model under the following assumptions: (1) 0.83 years; (2) volatility of 73%, (3) risk free interest of 4.91% and dividend rate of 0%. The fair value of conversion feature liability outstanding at December 31, 2005 was computed using the Black-Scholes model under the following assumptions: (1) 1.57 years; (2) volatility of 88%, (3) risk free interest of 4.41% and dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $11 and a loss of $7 for the three and nine months ended September 30, 2006, respectively, and a gain of $170 and $457 for the three and nine months ended September 30, 2005, respectively.  The fair value of warrants outstanding was $7 and $0 as of September 30, 2006 and December 31, 2005, respectively.  The fair value of warrants outstanding at September 30, 2006 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.27 years; (2) volatility of 73%, (3) risk free interest of 4.89%and dividend rate of 0%. The fair value of warrants outstanding at December 31, 2005 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.16 years; (2) volatility of 88%, (3) risk free interest of 4.08% and dividend rate of 0%.

Convertible Notes

On June 13, 2005, the Company completed a private placement (the “June 2005 Private Placement”) of 10% Convertible Unsecured Notes Due June 13, 2006 in the aggregate principal amount of $3,250 (the “June 2006 Notes”), together with warrants to purchase up to an aggregate of 893,750 shares of the Company’s common stock (the “Warrants”).

The June 2006 Notes issued by the Company in the June 2005 Private Placement are unsecured and was due on the earlier of June 13, 2006 or the consummation of a follow-on equity or debt offering or restructuring transaction pursuant to which the Company receives gross proceeds of at least $4,000.  Prior to maturity, the June 2006 Notes are interest-only, with interest payments due quarterly, at a rate of 10% per year.  The June 2006 Notes can be prepaid by the Company at any time without penalty.  If, within 120 days following the issue date of the June 2006 Notes, the Company either fails to redeem the notes for the principal amount and accrued interest thereon or fails to close a “Qualified Financing,” then the June 2006 Notes will thereafter be convertible at a conversion price equal to seventy five percent (75%) of the closing price of the Company’s common stock on the first trading day immediately preceding the conversion date.  A “Qualified Financing “ is defined in the June 2006 Notes as any debt or equity financing of the Company resulting in aggregate gross proceeds to the Company of at least $5,000 and in which the holders of at least sixty percent (60%) of the aggregate principal amount of the Company’s Long Term Notes due July 2007 either (i) agree that the equity or debt securities to be issued in such financing shall be pari passu in order of payment to the 2007 Notes held by them or (ii) exchange their 2007 Notes for new securities in the financing transaction.  On August 9, 2005, the Company successfully completed Qualified Financing, which resulted in exchange and redemption of the Convertible Notes (see 2005 Senior Convertible Debt).  As a result, the Notes never became convertible.

As a part of the June 2005 Private Placement, the Company issued warrants to the purchasers of the Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock.  In addition, warrants to purchase 81,250 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.00 per share, containing a one-time provision that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s previously issued 10% Senior Secured Notes Due July 29,

2005), for the June 2005 Private Placement only, the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction.  The warrants will expire on June 13, 2010 and are subject to exercise price adjustment for anti-dilution purposes.  As set forth in the July 2005 Notes below, the Company successfully exchanged the Notes for $9,878 and thus, the exercise price of the warrants remained unchanged at $2.00 per share.

The fair value of the 893,750 warrants totaled $1,160 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 118%, (3) risk free interest of 3.87% and dividend rate of 0%.  In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” the embedded beneficial conversion feature of the debt was not recorded as the debt is considered contingently convertible at the time of issuance, and as a result of the completion of the Qualified Financing the debt subsequent to the close of the second quarter, the debt was determined to be not convertible. In June 2005, the fair value of the 812,500 warrants issued to investors of $1,055 was recorded as discounts of the convertible note.  In addition $105 relating to the fair value of the 81,250 warrants issued to the Placement Agents and $278 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost as a contra liability account in debt discount and other assets, respectively, and was amortized using the effective interest rate method over the life of the loan.

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

On August 9, 2005, the Company entered into an amended and restated registration rights agreement with the holders of the warrants in connection with the August 2005 Private Placement.  During the three and nine months ended September 30, 2006, the Company accrued $20 and $140, respectively, in interest expense as a result of receiving a demand letter in May 2006 from a note holder under the amended and restated registration rights agreement for failure to file timely a registration statement and registering the shares issuable under the warrants (see 2005 Senior Convertible notes below).  The Company paid $107 of the late filing and registration fees and the remaining $33 is included in accounts payable and accrued liabilites as of September 30, 2006.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $1,160 have been recorded as warrant liability.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $257 and a loss of $366 for the three and nine months ended September 30, 2006, respectively, and a gain of $349 and $95 for the three and nine months ended September 30, 2005.  The fair value of the warrants outstanding was $784, and $418 at September 30, 2006 and December 31, 2005, respectively.  The fair value of warrants outstanding at September 30, 2006 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.70 years; (2) volatility of 73%, (3) risk free interest of 4.59%and dividend rate of 0%. The fair value of warrants outstanding at December 31, 2005 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.45 years; (2) volatility of 88%, (3) risk free interest of 4.35%and dividend rate of 0%.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rates to 14% per annum on the August 2007 Notes (“Default Rates”).  As of September 30, 2006, the Company has made timely interest payments.

The August 2007 Notes are convertible into shares of the Company’s common stock at $2.00 per share pursuant to an Amended and Restated Security Agreement.  The convertible price of the August 2007 Notes is subject to price adjustment for anti-dilution purposes.  As of September 30, 2006, the convertible price of the August 2007 Notes remained unchanged at $2.00 per share.

Further, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $4,808 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 93%; (3) risk free interest of 4.06% and dividend rate of 0%.  In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $1,311 and a loss of $860 for the three and nine months ended September 30, 2006 and a net gain of $982 for the three and nine months ended September 30, 2005.  The fair value of the conversion features outstanding as of September 30, 2006 of $1,819 was computed using the Black-Scholes model under the following assumptions: (1) 0.84 years; (2) volatility of 73%, (3) risk free interest of 4.91% and dividend rate of 0%.  The fair value of conversion features outstanding at December 31, 2005 of $959 was computed using the Black-Scholes model under the following assumptions: (1) 1.59 years; (2) volatility of 88%, (3) risk free interest of 4.41%and dividend rate of 0%.

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

The Company also issued warrants to the purchasers of the August 2007 Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of  $2.00 per share, which is subject to price adjustment for anti-dilution purposes.  As of September 30, 2006, the exercise price of the warrants remained unchanged at $2.00 per share. The warrants will expire on August 2, 2010.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $4,068 have been recorded as warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.17% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $830 and $1,202 for the three and nine months ended September 30, 2006, respectively, and a gain of $593 for the three and nine months ended September 30, 2005.  The fair value of warrants outstanding was $2,576 as of September 30, 2006, which was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.84 years; (2) volatility of 73%, (3) risk free interest of 4.59% and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2005 of $1,375 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.59 years; (2) volatility of 88%, (3) risk free interest of 4.35% and dividend rate of 0%.

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

On May 12, 2006, the Company received a letter from one holder holding $500 of the August 2007 Notes demanding immediate payment of late filing fees and late registration fees for the period following October 31, 2005 through May 2, 2006.  As a result of the late fee provisions of the restated registration rights agreement, we are obligated to pay late filing and late registration fees to all of the holders of the August 2007 Notes for failure to timely file a registration statement and register the shares issuable under notes and warrants.   In addition, the letter purported to constitute a notice of default under the August 2007 Notes and July 2007 Notes (the “Notes”) as a result of our failure to the late filing and late registration fees.   During the three and nine months ended September 30, 2006, the Company accrued $173 and $1,221, respectively, of outstanding late filing and late registration fees to holders of the Company’s convertible debt as interest expense.  The Company’s registration statement became effective on August 7, 2006.  The Company paid $569 of the late filing and registration fees and the remaining $653 is included in accounts payable and accrued liabilities as of September 30, 2006.  The Company is currently in negotiations with the holder regarding the matters set forth in the letter with the goal of preventing any acceleration of amounts due under the Notes (See Note 14).

Our gross outstanding loan balance of the August 2007 Notes totaled $9,878 as of September 30, 2006 and December 31, 2005.  As of September 30, 2006 and December 31, 2005, un-amortized discounts for conversion feature and warrants totaled $3,478 and $6,587, and other asset debt issuance costs totaled $198 and $384, and contra liability debt issuance cost totaled $245 and $464, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $1,036 and $3,250 for the three and nine months ended September 30, 2006.  As of September 30, 2006, the effective interest rate for the August 2007 Notes was 54%.

Subordinated Promissory Note

On March 17, 2006, the Company issued a $1,000 10% subordinated promissory note due October 16, 2006 (the “October 2006 Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of the Company.  On September 30, 2006, the October 2006 Note was amended to mature on November 1, 2006.  The October 2006 Note is unsecured and subordinated to all prior indebtedness of the Company.  All accrued interest and unpaid principal under the note will be due November 15, 2006.  The proceeds from the October 2006 Note is to be used solely for working capital purposes.  In connection with the October 2006 Note, the Company issued warrants to purchase an aggregate amount of up to 125,000 shares of common stock, exercisable at $2.00 per share.  The warrants will expire on March 17, 2009, and include price adjustment provisions for anti-dilution purposes.  As of September 30, 2006, the exercise price of the warrants remained unchanged at $2.00 per share. There are no registration rights of the shares issuable from the exercise of the warrants.  Further, cashless exercise of the warrants is permitted.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the original fair value of the warrants of $84 have been recorded as warrant liability as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 2.96 years; (2) volatility of 84%; (3) risk free interest of 4.64% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrants as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $35 and a loss of $5 for the three and nine months ended September 30, 2006.  The fair value of warrants outstanding at September 30, 2006 of $89 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.46 years; (2) volatility of 73%, (3) risk free interest of 4.62% and dividend rate of 0%.

Our gross outstanding loan balance of the October 2006 Note totaled $1,000 as of September 30, 2006 and is included in short-term debt.  As of September 30, 2006, un-amortized discounts for warrants totaled $14.  Interest expense for the amortization of discount on the note was $29 and $69 for the three and nine months ended September 30, 2006.  As of September 30, 2006, the effective interest rate for the October 2006 Note was 22%.

Unsecured Subordinated Notes

On May 17, 2006, the Company completed a private placement of 8% unsecured subordinated notes (the “May 2006 Private Placement”) in the aggregate principal amount of $3,625 (the “August 2007 Subordinated Notes”), together with warrants to purchase up to an aggregate of 705,233 shares of the Company’s common stock.  The May 2006 Private Placement, was made solely to “accredited investors” including Ricardo A. Salas, the Company’s President and CEO.  Mr. Salas holds $100 of the August 2007 Subordinated Notes.  On September 21, 2006, the Company completed an additional private placement under the terms of the May 2006 Private Placement in the aggregate principal amount of $500 together with warrants to purchase up to an aggregate of 96,900 shares of the Company’s common stock.  Subsequent to September 30, 2006, Mr. Salas has resigned as an officer and director of the Company (see Note 14).

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

As part of the August 2007 Private Placement, the Company issued warrants to the purchasers of the Notes giving them right to purchase up to an aggregate of 802,133 shares of the Company’s common stock.  In addition, warrants to purchase 68,508 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  The exercise price of the warrants remained unchanged at $2.58 per share as of September 30, 2006.  The warrants will expire on May 17, 2011.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the original fair value of the warrants of $905 for the May 17, 2006 placement have been recorded as warrant liability, as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 5.00 years; (2) volatility of 80%; (3) risk free interest of 5.03% and dividend rate of 0%.  The original fair value of the warrants of $89 for the September 21, 2006 placement have been recorded as warrant liability, as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 4.65 years; (2) volatility of 76%; (3) risk free interest of 4.60% and dividend rate of 0%.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $228 and $226 for the three and nine months ended September 30, 2006.  The fair value of the warrants outstanding at September 30, 2006 of $768 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.63 years; (2) volatility of 73%; (3) risk free interest of 4.59% and dividend rate of 0%.

Our gross outstanding loan balance of the August 2007 Subordinated Notes totaled $4,125 as of September 30, 2006.  As of September 30, 2006, un-amortized discounts for warrants totaled $747.  Interest expense for the amortization of discount on the note was $150 and $248 for the three and nine months ended September 30, 2006.  As of September 30, 2006, the effective interest rate for the August 2007 Subordinated Notes was 37%.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005, which allows for borrowings of up to $1,500, however, the financing company may, from time to time, allow for additional borrowings at its discretion.  The Agreement expires on April 21, 2006, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.  On January 27, 2006, the terms of the agreement were amended whereas advances are made on 85% of Approved receivables assigned and 50% of Non-Approved receivables assigned.  Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances.  All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.55% to 1.5% plus prime rate as published by the Wall Street Journal, with a minimum annual fee of $30. All receivables assigned and advances made are subject to return and recall by the financing company, respectively.  As such, the advances have been classified as short-term secured borrowings in accordance with SFAS 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.”  As of September 30, 2006, the Company has borrowed $12,666 and repaid $11,331.  The total outstanding advance made under the agreement is $1,885 and $550 as of September 30, 2006 and December 31, 2005, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 9.53% for the nine months ended September 30, 2006.  As of September 30, 2006, the Company’s availability for future borrowing under the agreement is based on the discretion of the financing company, which is contingent on approval of eligible receivables by the financing company.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest rate increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of September 30, 2006, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance of the loan over a 36-month period.  Principal payments made to Kookmin Bank totaled $1,090 for the nine months ended September 30, 2006, which includes $170 of foreign exchange translation loss.  The outstanding loan balance totaled $1,870 and $2,790, of which $1,320 and $1,343 is included in current portion of long-term debt, as of September 30, 2006 and December 31, 2005, respectively.

9.     Stock Compensation Plan

During each of the three and nine months ended September 30, 2006, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company  granted options to purchase 60,000 of the Company’s common shares for an average exercise price of $0.77.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the three and nine months ended September 30, 2006, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase 20,000 and 882,500 of the Company’s common shares for an average exercise price of $1.63 and $1.40, respectively.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

In March 2006, one of the former non-employee directors of our company was given the opportunity to receive shares of stock under the 2002 Equity Incentive Plan in lieu of past-due director and committee fees that were due to him for periods through December 31, 2005.  Such shares were issuable to him at an average price of $1.50 per share.  In April 2006, two of the non-employee directors of our company were given the opportunity to receive shares of stock under the 2002 Equity Incentive Plan in lieu of the director and committee fees that were due to them for periods through December 31, 2006.  Such shares were issuable to them at an average price of $0.88 per share.  As of September 30, 2006, a total of 109,437 shares were issued to non-employee directors in lieu of these past-due fees.

In May 2006, the Company’s Chief Executive Officer was given the opportunity to receive shares of stock under the 2002 Equity Incentive Plan in lieu of past-due consulting fees that were due him for periods through December 31, 2005.  A total of 28,960 shares were issued to him at an average price of $1.41 per share.

The Company canceled 0 and 433,032 options during the three and nine months ended September 30, 2006, respectively, for terminated employees and directors.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three Months Ended September 30, 2006
Revenue to external customers	$2,589	$5,451	$8,040
Gross profit	1,110	481	1,591
Income (loss) before interest expense and discontinued operations	905	(506)	399
Total identifiable assets at end of period	1,515	18,971	20,486

Three Months Ended September 30, 2005 (Restated)
Revenue to external customers	$1,549	$2,793	$4,342
Gross profit (loss)	635	(49)	586
Income (loss) before interest expense and discontinued operations	420	(1,429)	(1,009)
Total identifiable assets at end of period	772	16,414	17,186

Nine Months Ended September 30, 2006
Revenue to external customers	$6,716	$14,969	$21,685
Gross profit	2,774	1,574	4,348
Income (loss) before interest expense and discontinued operations	2,187	(860)	1,327
Total identifiable assets at end of period	1,515	18,971	20,486

Nine Months Ended September 30, 2005 (Restated)
Revenue to external customers	$3,930	$6,982	$10,912
Gross profit (loss)	1,691	(1,332)	359
Income (loss) before interest expense and discontinued operations	1,182	(7,270)	(6,088)
Total identifiable assets at end of period	772	16,414	17,186

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Total segment income (loss) before minority interest, interest expense	$399	$(1,009)	$1,327	$(6,088)
General and administrative expenses, excluded	(1,367)	(1,798)	(4,523)	(5,107)

Consolidated loss before interest, other income, income taxes, minority interest	(968)	(2,807)	(3,196)	(11,195)
Loss from extinguishments of debt	—	(1,247)	—	(1,247)
Change in value of warrants, net	1,361	1,112	(1,354)	1,145
Change in value of conversion feature	1,987	2,215	(1,933)	4,497
Interest expense	(2,302)	(1,659)	(7,361)	(4,377)
Interest income	8	7	17	14
Consolidated net income (loss)	$86	$(2,379)	$(13,827)	$(11,163)

Included in bulk alloy segment income for the three and nine months ended September 30, 2006 is $0 and $572 of other income, respectively, recognized from $480 gain on termination of a distribution agreement in March 2006 (see Note 12) and $92 gain on disposal of idle equipment in June 2006 (see Note 5).

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $3,212 and $2,234 during the three months ended September 30, 2006 and 2005, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

As of December 31, 2005, one customer represented 12%, or $288, of the total outstanding trade accounts receivable.  As of September 30, 2006, three customers represented 56%, or $2,856, of the total outstanding trade accounts receivable.  One customer represented 12% and 11% of total sales for the nine months ended September 30, 2006 and 2005, respectively.

During the three months ended September 30, 2006, the Company had revenues from companies outside of the United States of $4,828 of which $362 represented sales to companies located in South Korea.  During the three months ended September 30, 2005, the Company had revenue from sales to companies outside of the United States of $2,108 of which $1,665 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,539 and $2,107 located in the United States at September 30, 2006 and December 31, 2005, respectively. The Company had long-lived assets of $12,118 and $12,848 located in South Korea at September 30, 2006 and December 31, 2005, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

September 30,
2006

Total segment assets	$20,486
Cash and cash equivalents	516
Prepaid expenses and other current assets	963
Other property, plant and equipment	309
Intangibles, net	1,198
Other assets	29
Total consolidated assets	$23,501

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The Company’s largest assets consist of prepaid expenses and other current assets and intangible assets, which consist primarily of the Company’s patents and trademarks.

11.      Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 8,503,223 shares of common stock at prices ranging from $0.77 to $15.00 per share were outstanding at September 30, 2006 and options to purchase 8,090,973 shares of common stock at prices ranging from $1.16 to $15.00 per share were outstanding at September 30, 2005, but were not included in the computation of diluted EPS for the respective periods as the inclusion would have been antidilutive.  Warrants to purchase 4,938,680 shares of common stock at prices ranging from $2.00 to $2.72 per share outstanding at September 30, 2006 and warrants to purchase 4,340,866 shares of common stock at prices ranging from $2.00 to $3.00, were not included in the computation of diluted EPS for the respective periods as the inclusion would have been antidilutive.  7,202,437 and 11,672,051 of convertible shares from the senior convertible debt at September 30, 2006 and 2005, respectively, were not included in the computation of diluted EPS for the respective periods as the inclusion would have been antidilutive.

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

The consolidated class action arose from a number of lawsuits filed in 2004 against the Company and certain of its former and current directors and officers on behalf of persons who purchased the Company’s common stock between May 21, 2002 and May 13, 2004.  These actions, which were brought under the federal securities laws, alleged that the Prospectus issued in connection with the Company’s initial public offering in May 2002 contained material misrepresentations and omissions regarding the Company’s historical financial condition and regarding a personal stock transaction by the Company’s former chief executive officer.  They also alleged that the Company and certain of its present and former officers and directors engaged in improper revenue recognition with respect to certain of the Company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the Company’s products to artificially inflate the value of the Company’ stock.

In addition to the consolidated securities class action, in May 2004, two shareholder derivative actions were filed in the Superior Court of Orange County, California and later consolidated.  Shortly thereafter, one additional shareholder derivative action was filed in the United States District Court for the Middle District of Florida, Tampa Division.  These derivative actions were brought by certain shareholders against certain of the Company’s present and former officers and directors as well as the Company (as a nominal defendant).  The suits alleged that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances underlying the federal securities class action.

The class action settlement is part of a previously-disclosed agreement to settle the class action and the two pending derivative actions for a total of $7,500: $7,025 for the consolidated class action and $475 for the two derivative actions. In addition, the Company will commit to maintaining or implementing various corporate governance measures in connection with the settlement of the derivative actions. Final documentation and approval of the settlement of the derivative actions remains outstanding.

Subsequent to September 30, 2006, the company received a court order approving the settlement of the consolidated class action litigation.  In connection with the settlement, the Company’s directors and officers’ liability insurers contributed $7,025 to a settlement fund, from which approved claims of eligible class members will be paid in accordance with a court-approved plan of allocation.  Taking into account the insurance contribution, the net cost of the settlement to the Company is approximately $500, which is the insurance deductible the Company paid over several quarters ending in the third quarter of 2005, and which was previously recorded as a charge.

In August 2006, the Company received a federal grand jury subpoena for the production of certain documents related to the period January 1, 1999 though the present.  The documents being sought include accounting records, documents relating to the Company’s relationship with Growell Metal of Korea, and documents and records relating to transactions in company stock by officers and directors.  The Company has been advised that the materials sought are pertinent to a grand jury investigation recently initiated in the Middle District of Florida by the U.S. Department of Justice, Criminal Division, Fraud Section concerning alleged accounting improprieties by the Company, among other things.  The Company believes the subject matter of the investigation is largely similar to the subject matter of the previously disclosed consolidated securities class action and shareholder derivative actions that the Company reached agreements in principle to settle subsequent to September 30, 2006.  The Company will fully cooperate with the authorities in connection with this subpoena and investigation.

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies.  The third party paid the Company a $1,000 distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party.  The remaining unearned distribution fee of $830 has not been refunded.  On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market.  This commission was to be applied to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006.  If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 will be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement.  As of December 31, 2005, the unearned distribution fee remained unchanged at $830.  As of September 30, 2006, the Company has not paid the minimum commission and accrued $350 from the unearned distribution fee for minimum payments due in accounts payable and accrued liabilities.  Further, the Company recognized net balance of the unearned distribution fee of $480 as other income during the nine months ended September 30, 2006. The Company is currently is in the process of renegotiating the distribution agreement with the same third party to settle the balance.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  The Company initially has until September 30, 2006 to exercise the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price.  However, as of September 30, 2006, the exercise date of the agreement has been extended to November 15, 2006.  If the Company does not purchase the additional interest during the first two years of the agreement, the Company will be able to purchase the additional interest at a price equal to 30.1% of LSI’s then outstanding net equity.  As of September 30, 2006 and as of the filing of this Form 10Q, the Company has not purchased any interest in the joint venture.

Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the three and nine months ended September 30, 2006, the Company recognized revenues of $312 and $561, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture. The Company anticipates the alloys to be fully utilized by the joint venture prior to the 18 month period.

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

The Company is a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of the Company.  Under this agreement, the Company engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  On January 1, 2006, the term of the agreement was extended to December 31, 2006.  During each of the three and nine months ended September 30, 2006, the Company incurred $0 in consulting fees from Chitnis Consulting,.  During the three and nine months ended September 30, 2005, the Company incurred $14 and $39 in consulting fees from Chitnis Consulting, respectively.

The Company is a party to a consulting agreement with William Johnson, a board member.  Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy.  In April 2006, the Company entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006.  During the three and nine months ended September 30, 2006, we incurred $15 and $45 in consulting fees from Mr. Johnson, respectively. During the three and nine months ended September 30, 2005, we incurred $15 and $25 in consulting fees from Mr. Johnson, respectively.

In November 2004, the Company entered into an agreement with John Kang, our Chairman, in which Mr. Kang agreed that certain stock transactions by him in 2002 involving our common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”).  These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering.  They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively).  Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of our common stock made by Mr. Kang in August 2002.

The Audit Committee of the Company’s Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  The outstanding amount of the receivable of $235, was included in other assets and in prepaid and other current assets as of December 31, 2005 and September 30, 2006, respectively.

During the nine months ended 2005, the Company executed a $198 promissory note with CK Cho, member of our Board of Directors, for working capital purposes. The note was due and paid in full as of September 30, 2005. The note had an annual rate of interest of 6% which resulted in the Company paying approximately $2 in interest. Mr. Cho also held $620 of Senior Convertible Notes and held 92,584 exercisable warrants as of December 31, 2005 and September 30, 2006. Further, during 2005, Mr. Cho advanced approximately $1,260 to cover short-term liquidity needs. The advances were made without interest and were repaid as of December 31, 2005.  There were no such advances during the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2006, Ricardo Salas, our President and Chief Executive Officer advanced the Company $450 and $550, respectively, to cover short-term liquidity need.  As of September 30, 2006, $450 of the advance is outstanding and accrues a monthly interest of 7.75%.  During 2005, Ricardo Salas, and Young Ham, our Chief Financial Officer, advanced the company $75 and $133 to cover short-term liquidity needs, respectively. The advances were made without interest and were repaid as of December 31, 2005. Mr. Salas also held $310 of senior convertible notes and $100 of the August 2007 Subordinated Notes and held a total of 65,672 and 46,292warrants as of September 30, 2006 and December 31, 2005, respectively.  Subsequent to September 30, 2006, Mr. Salas has resigned as an officer and director of the Company (see Note 14).

14. Subsequent Events

On October 8, 2006, Ricardo Salas, the President and Chief Executive Officer of the Company resigned as an officer and director of the Company.  Consecutively, on October 8, 2006, the Board of Directors of the Company elected Larry E. Buffington to serve as the President and Chief Executive Officer of the Company.

On October 19, 2006, the Company received a court order approving the settlement of the consolidated class action litigation entitled Primavera Investors v. Liquidmetal Technologies, Inc. et al. pending in the United States District Court for the Middle District of Florida, Tampa Division (see Note 12).  In connection with the settlement, the Company’s directors’ and officers’ liability insurers contributed $7,025 to a settlement fund, from which approved claims of eligible class members will be paid in accordance with a  court-approved plan of allocation.  Taking into account the insurance contribution, the net cost of the settlement to the Company is approximately $500, which is the insurance deductible the Company paid over several quarters ending in the third quarter of 2005, and which was previously recorded as a charge.

On October 20, 2006, James Kang resigned as a director of the Company and Patrick Caruana was elected to the Company’s Board of Directors to fill the vacancy created by Mr. Kang’s resignation.  In connection with the resignation, Mr. Kang has also agreed to resign as an officer and employee of the Company and to terminate his Employment Agreement with the Company.  In consideration of Mr. Kang’s agreement to resign and in lieu of any severance payment, he has entered into a consulting agreement with the Company whereby he will be paid a consulting fee of $200 per year for a period of three years.

On November 10, 2006, the Company’s factoring agreement was amended to allow for borrowings of up to $5,000 based on receivable assigned.

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

Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloy products.  Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for fiscal year 2001 is based substantially on sales of Liquidmetal alloy coatings. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods, tooling and prototype parts (including demonstration parts and test samples) for customers with products in development, product licensing and arrangements, and research and development revenue relating primarily to defense and medical applications.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

The company adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded during the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2005.  See Note 1 for further information.

Results of Operations

Comparison of the three months ended September 30, 2006 and 2005

Revenue. Revenue increased $3.7 million to $8.0 million for the three months ended September 30, 2006 from $4.3 million for the three months ended September 30, 2005.  The increase consisted of an increase of $2.7 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased demand from electronic casings applications and an increase of $1 million from sales of our coatings products as a result of increase in demand from oil drilling applications.

Cost of Sales. Cost of sales increased to $6.4 million, or 80% of revenue, for the three months ended September 30, 2006 from $3.8 million, or 87% of revenue, for the three months ended September 30, 2005.  The increase was a result of increases in bulk Liquidmetal alloy business and coatings business.  The decrease in cost of sales as a percentage of revenue was a result of continued maturing of our manufacturing process, which represents the Company’s efforts to manage costs and focus on our core business, and an increase in revenues generated from our higher margin coatings products. Significant portions of our manufacturing costs continue to remain fixed.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $2.3 million, or 28% of revenue, for the three months ended September 30, 2006 from $2.4 million, or 54% of revenue, for the three months ended September 30, 2005. This decrease was primarily a result of increases in wages and compensation of $0.1 million primarily from recognition of stock based compensation expense during the quarter and increases in employees offset by decrease in product warranty of $0.1 million and a decrease in depreciation of $0.1 million.

Research and Development Expenses. Research and development expenses increased to $0.3 million, or 3% of revenue, for the three months ended September 30, 2006 from $0.2 million, or 5% of revenue, for the three months ended September 30, 2005. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  The increase was primarily due to increases in wages and compensation, and prototyping costs.

Impairment of Long Lived Assets. Impairment of long lived assets decreased to $0 for the three months ended September 30, 2006 from $0.8 million or 19% of revenue, for the three months ended September 30, 2005.  Impairment expense represents write-down of $0.8 million of raw materials considered to be long term inventory.  During 2005, while we may use the excess raw materials beyond one year to fulfill future customer order, we determined that our capacity was not significant enough to warrant holding this inventory as a long term asset.  Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering the revenues during 2005, we did not anticipate utilizing this equipment internally in the near future.  As such, during 2005 we have reduced the carrying values of the excess raw material and idle equipment.

Loss from Extinguishments of Debt.  Loss from extinguishments of debt decreased to $0 for the three months ended September 30, 2006 from $1.2 million, or 29% of revenue, for the three months ended September 30, 2005.  The $1.2 million loss from extinguishment of debt was recognized from the exchange of our 6% Convertible Notes due 2006 in August 2005.

Change in Value of Warrants.  Change in value of warrants increased to a net gain of $1.4 million, or 17% of revenue, for the three months ended September 30, 2006 from a net gain of $1.1 million, or 26% of revenue, for the three months ended September 30, 2005.  The change in value of warrants consisted of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, senior convertible debt funded in August 2005, subordinated promissory note funded in March 2006, and unsecured subordinated notes funded in May and September 2006 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 and August 2005 resulted in a change in value of conversion feature gain of $2.0 million, or 25% of revenue, during the three months ended September 30, 2006 from a gain of $2.2 million or 51% of revenue, for the three months ended September 30, 2005, primarily as a result of fluctuations in our stock price.

Interest Expense. Interest expense was $2.3 million, or 29% of revenue, for the three months ended September 30, 2006 and was $1.7 million, or 38% of revenue, for the three months ended September 30, 2005.  Interest expense consists primarily of interest accrued on the Kookmin Bank loan funded in 2003, convertible debts funded in 2004 and 2005, subordinated notes funded in March, May, and September 2006, fees charged from short-term borrowings under the April 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible debt.  The increase was primarily due to additional amortization of debt issuance costs and discount on debt funded in August 2005, increases in fees from borrowings made under the April 2005 factoring, loan, and security agreement, and  interest costs accrued for late registration and late filing fee penalties during the three months ended September 30, 2006 (see Item 3 Defaults Upon Senior Securities, Part II).

Interest Income.  Interest income was $8 thousand for the three months ended September 30, 2006 and was $7 thousand for the three months ended September 30, 2005 from interest earned on cash deposits.

Comparison of the nine months ended September 30, 2006 and 2005

Revenue. Revenue increased $10.8 million to $21.7 million for the nine months ended September 30, 2006 from $10.9 million for the nine months ended September 30, 2005.  The increase included $7.7 million increase in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers from increased demand from electronic casings applications, an increase of $2.8 million in sale of our coatings products as a result of increase in demand from oil drilling applications, and an increase of $0.3 million in research and development services from increased research and development services primarily from defense applications.

Cost of Sales. Cost of sales increased to $17.3 million, or 80% of revenue, for the nine months ended September 30, 2006 from $10.6 million, or 97% of revenue, for the nine months ended September 30, 2005.  The increase was a result of increases in bulk Liquidmetal alloy business and coatings business.  Cost of sales as a percentage of revenue has decreased as a result of continued maturing of our manufacturing process, which represents the Company’s efforts to manage costs and focus on our core business, and an increase in revenues generated from our higher margin coatings products.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $7.4 million, or 34% of revenue, for the nine months ended September 30, 2006 from $6.5 million, or 60% of revenue, for the nine months ended September 30, 2005. This increase was primarily a result of increase in wages and compensation of $1.1 million primarily from recognition of stock based compensation expense during the quarter and increases in employees, increase in travel costs of $0.2 million, increase in bad debt expense of $0.1 million, and increase in advertising & promotion expense of $0.2 million, offset by decrease in insurance expense of $0.7 million.

Research and Development Expenses. Research and development expenses remained unchanged at $0.8 million, or 3% of revenue, for the nine months ended September 30, 2006 and $0.8 million, or 7% of revenue, for the nine months ended September 30, 2005. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Impairment of Long Lived Assets. Impairment of long lived assets decreased to $0, for the nine months ended September 30, 2006 from $4.2 million or 39% of revenue, for the nine months ended September 30, 2005.  Impairment expense represents write-down of $2.5 million of raw materials considered to be long term inventory and $1.7 of idle equipment.  During 2005, while we may use the excess raw materials beyond one year to fulfill future customer order, we determined that our capacity was not significant enough to warrant holding this inventory as a long term asset.  Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering the revenues during 2005, we did not anticipate utilizing this equipment internally in the near future.  As such, during 2005 we have reduced the carrying values of the excess raw material and idle equipment.

Loss from Extinguishments of Debt.  Loss from extinguishments of debt decreased to $0 for the nine months ended September 30, 2006 from $1.2 million, or 11% of revenue, for the nine months ended September 30, 2005.  The $1.2 million loss from extinguishments of debt was recognized from the exchange of our 6% Convertible Notes due 2006 in August 2005.

Change in Value of Warrants.  Change in value of warrants decreased to a net loss of $ 1.4 million, or 6% of revenue, during the nine months ended September 30, 2006 from a net gain of $1.1 million, or 10% of revenue, for the nine months ended September 30, 2005.  The change in value of warrant consisted of warrants issued from the senior convertible debt funded in March 2004 and exchanged in August 2004, convertible debt funded in June 2005, senior convertible debt funded in August 2005, subordinated promissory notes funded in March 2006, and unsecured subordinated notes funded in May and September 2006 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature.  Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 and August 2005 resulted in a change in value of conversion feature loss of $1.9 million, or 9% of revenue, during the nine months ended September 30, 2006 from a gain of $4.5 million, or 41% of revenue, during the nine months ended September 30, 2005, primarily as a result of fluctuation in our stock prices.

Other Income.  Other income was $0.6 million, or 3% of revenue, for the nine months ended September 30, 2006, $0.1 million from gain recognized from disposal of idle equipment and $0.5 million gain recognized from termination of a distribution agreement with a Japanese sporting goods distributor originally entered into in March 1996.  There were no amounts recognized as other income during the nine months ended September 30, 2005.

Interest Expense. Interest expense was $7.4 million, or 34% of revenue, for the nine months ended September 30, 2006 and was $4.4 million, or 40% of revenue, for the nine months ended September 30, 2005.  Interest expense consists primarily of interest accrued on the Kookmin Bank loan funded in 2003, convertible debts funded in 2004 and 2005, subordinated notes funded in March, May, and September 2006, fees charged from short-term borrowings under the April 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible debt.  The increase in interest expense was primarily due to costs accrued for late registration and late filing fee penalties during the nine months ended September 30, 2006 (see Item 3 Defaults Upon Senior Securities, Part II).

Interest Income.  Interest income was $17 thousand for the nine months ended September 30, 2006, and $14 thousand for the nine months ended September 30, 2005 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $5.5 million for the nine months ended September 30, 2006 and $7.0 million for the nine months ended September 30, 2005.  Our working deficit increased from $11.0 million at December 31, 2005 to $23.4 million at September 30, 2006.  The Company’s working deficit increase of $12.4 million was primarily attributable to increase in accounts payable and accrued liability of $2.3 million, increase in short term debt of $2.8 million, increase in current portion of long-term debt of $11.2 million, increase in warrant liabilities of $2.4 million, increase in conversion feature liability of $1.9 million, offset by increase in trade accounts receivable of $2.7 million, increase in prepaid expenses and other current assets by $1.0 million, decrease in settlement payable of $3.3 million, decrease in deferred revenue of $1.2 million.

Our cash used in investing activities was $0.7 for the nine months ended September 30, 2006 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $5.9 million for the nine months ended September 30, 2006, which consists of $1.0 million in proceeds from borrowings from our subordinated promissory notes executed in March 2006 and $4.1 million in proceeds from borrowings from private placement of 8% unsecured subordinated notes executed in May 2006 and September 2006.  The Company also received net $0.5 million in borrowings from Ricardo Salas, Chief Executive Officer and President of the Company, who, subsequent to September 30, 2006, has resigned as an officer and director of the Company (see Note 14).  Further, the Company received net $1.3 million in borrowings from factoring agreement executed in April 2005. The proceeds from borrowings have been used to meet working capital requirements.  On November 10, 2006, the Company’s factoring agreement was amended to allow for borrowings of up to $5.0 million based on receivable assigned. The Company has $2.6 million available for future borrowings under the Factoring Agreement as of November 10, 2006, which is contingent on approval of eligible receivables by the financing company.

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

We have experienced significant operating losses since our inception. Our net loss for the nine months ended September 30, 2006 and 2005 was $13.8 million and $11.1 million, respectively. In the audit report on our financial statements for our fiscal years ended December 31, 2005 and 2004, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.  Accordingly, we anticipate that we will need additional funding during the next 12 months, and we plan to seek to raise such funds through public or private equity financing, bank debt financing, or from other sources.  Specifically, we anticipate that we could need $5 to $10 million over the next twelve months to pursue our current operating plan, although this amount may be lower depending on the orders we receive for our products.  The amount of funding that we plan to seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products, particularly components for cellular phones and flash memory drive casings, and our ability to continue to improve our manufacturing processes.  We evaluate our working capital needs and operating plan assumptions on a monthly basis to determine whether any adjustment to our cash and liquidity outlook is warranted, and we also review potential sources of financing on an ongoing basis.  However, adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be diluted.  If we don’t receive sufficient funding to operate under our current plan, we intend to reduce operations and expenses and shift our focus to the pursuit of licensing transactions and other strategic transactions that are less capital intensive.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of September 30, 2006:

		Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$18,137	$17,587	$550	$—	$—
Short-term debt (3)	3,335	3,335	—	—	—
Capital lease obligation	13	13	—	—	—
Operating leases and rents	639	122	439	78	—
Consulting services payable	71	71	—	—	—
Dongyang	11	11	—	—	—
Nichimen	350	350	—	—	—
	$22,556	$21,489	$989	$78	$—

(1)    Contractual cash obligations include Long-Term Debt comprised of $2,264 of Senior Convertible Notes issued in 2004 and $9,878 of Senior Convertible Notes issued in 2005, $4,125 of Unsecured Subordinated Notes issued in May 2006 and September 2006, and $1,870 of Kookmin Bank Loan, Short-Term Debt comprised of $1,885 outstanding advances received under factoring, loan, and security agreement, $1,000 of Unsecured Subordinated Promissory Note issued in 2006, $450 advance from Ricardo Salas, our President and Chief Executive Officer, who, subsequent to September 30, 2006 has resigned as an officer and director of the Company (see Note 14), future minimum lease payments under capital and operating leases, and purchase commitments from consultants, payments due from our discontinued equipment manufacturing business (Dongyang), and minimum payments due under a distribution agreement (Nichimen).

(2)    Does not include interest payments of $1,049; and un-amortized discounts for conversion feature and warrants of $5,505 of our convertible notes.

(3)    Does not include minimum interest and fee payments of $48 and un-amortized discounts for warrants of $14

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

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  The Company initially has until September 30, 2006 to exercise the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price.  However, as of September 30, 2006, the exercise date of the agreement has been extended to November 15, 2006.  If the Company does not purchase the additional interest during the first two years of the agreement, the Company will be able to purchase the additional interest at a price equal to 30.0% of LSI’s then outstanding net equity.  As of September 30, 2006 and as of the filing of this Form 10Q, the Company has not purchased any interest in the joint venture.

Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the three and nine months ended September 30, 2006, the Company recognized revenues of $0.3 and $0.5 million, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture. The Company anticipates the alloys to be fully utilized by the joint venture prior to the 18 month period.

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

Interest Rates.  We are exposed to market risks relating to changes in interest rates as our borrowings are subject to the volatility of interest rate risk.

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

The consolidated class action arose from a number of lawsuits filed in 2004 against the Company and certain of its former and current directors and officers on behalf of persons who purchased the Company’s common stock between May 21, 2002 and May 13, 2004.  These actions, which were brought under the federal securities laws, alleged that the Prospectus issued in connection with the Company’s initial public offering in May 2002 contained material misrepresentations and omissions regarding the Company’s historical financial condition and regarding a personal stock transaction by the Company’s former chief executive officer.  They also alleged that the Company and certain of its present and former officers and directors engaged in improper revenue recognition with respect to certain of the Company’s business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of the Company’s products to artificially inflate the value of the Company’ stock.

In addition to the consolidated securities class action, in May 2004, two shareholder derivative actions were filed in the Superior Court of Orange County, California and later consolidated.  Shortly thereafter, one additional shareholder derivative action was filed in the United States District Court for the Middle District of Florida, Tampa Division.  These derivative actions were brought by certain shareholders against certain of the Company’s present and former officers and directors as well as the Company (as a nominal defendant).  The suits alleged that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances underlying the federal securities class action.

The class action settlement is part of a previously-disclosed agreement to settle the class action and the two pending derivative actions for a total of $7,500: $7,025 for the consolidated class action and $475 for the two derivative actions. In addition, the Company will commit to maintaining or implementing various corporate governance measures in connection with the settlement of the derivative actions. Final documentation and approval of the settlement of the derivative actions remains outstanding.

Subsequent to September 30, 2006, the company received a court order approving the settlement of the consolidated class action litigation.  In connection with the settlement, the Company’s directors and officers’ liability insurers contributed $7,025 to a settlement fund, from which approved claims of eligible class members will be paid in accordance with a court-approved plan of allocation.  Taking into account the insurance contribution, the net cost of the settlement to the Company is approximately $500, which is the insurance deductible the Company paid over several quarters ending in the third quarter of 2005, and which was previously recorded as a charge.

In August 2006, the Company received a federal grand jury subpoena for the production of certain documents related to the period January 1, 1999 though the present.  The documents being sought include accounting records, documents relating to the Company’s relationship with Growell Metal of Korea, and documents and records relating to transactions in company stock by officers and directors.  The Company has been advised that the materials sought are pertinent to a grand jury investigation recently initiated in the Middle District of Florida by the U.S. Department of Justice, Criminal Division, Fraud Section concerning alleged accounting improprieties by the Company, among other things.  The Company believes the subject matter of the investigation is largely similar to the subject matter of the previously disclosed consolidated securities class action and shareholder derivative actions that the Company reached agreements in principle to settle subsequent to September 30, 2006.  The Company will fully cooperate with the authorities in connection with this subpoena and investigation.

Item 1A – Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, except for the following.

An ongoing investigation by the Department of Justice could have a material adverse impact on our company.

In August 2006, we received a federal grand jury subpoena for the production of documents related to certain transactions between our company and Growell Metal of South Korea, as well as certain documents relating to transactions in our common stock by officers and directors. The subpoena was issued in connection with a grand jury investigation being conducted by the U.S. Department of Justice, Criminal Division, in the Middle District of Florida concerning alleged accounting improprieties involving our company, among other things. We have been, and intend to continue to be, fully cooperative with the authorities in connection with the Department of Justice’s subpoena and investigation. However, in the event that current or former members of our senior management were to be implicated in any wrongdoing, it could have a material adverse impact on our capital resources and business focus.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2006, the Company completed a private placement of 8% Unsecured Subordinated Notes for an aggregate principal of $0.5 million.  The notes are due on the earlier of August 17, 2007 or the consummation of a follow-on equity or debt offering pursuant to which the Company receives gross proceeds of at least $6.0 million to be used for working capital purposes and repayment of debt, but excluding financings for the purpose of purchasing capital assets.  As part of this private placement, the Company issued warrants to the purchasers of the notes giving them the right to purchase up to an aggregate of 96,900 shares of the Company’s common stock.  The warrants have an exercise price of $2.58 per share and will expire on May 17, 2011. The notes and warrants were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve any public offering, was made without general solicitation or advertising, and the investors in the notes and warrants represented to the Company that they are accredited investors with access to all relevant information necessary to evaluate the investment in the notes and warrants and that the notes, warrants, and underlying shares were being acquired for investment purposes only.

Item 3 - Defaults Upon Senior Securities

As of September 30, 2006, we had approximately $12.1 million in principal amount of convertible notes outstanding. Approximately $2.3 million in principal amount of convertible notes will become due in July 2007, with the balance becoming due in August 2007. Interest on our convertible notes is payable quarterly in cash. These notes are secured by substantially all of the assets of our company. We will be deemed to be in default under these notes if we fail to pay any principal or interest when it becomes due, and we will also be deemed to be in default if we breach any other material provision of our other agreements with the note holders and we fail to cure such breach within thirty days of notice of default. Upon a default under these notes, the note holders have the right to accelerate the maturity date of the notes and demand that they be immediately repaid by us. If we fail to pay such notes, either at maturity or upon acceleration, then the note holders may elect to foreclose upon the assets securing the notes.

On May 12, 2006, we received a letter from one holder holding $0.5 million of the August 2007 Notes demanding immediate payment of late filing fees and late registration fees for the period following October 31, 2005 through May 3, 2006. As a result of the late fee provisions of the restated registration rights agreement, we are obligated to pay late filing and late registration fees accrued through September 30, 2006 of up to $1.6 million to all of the note holders. In addition, the letter purported to constitute a notice of default under the August 2007 Notes and July 2007 Notes (“Notes”) as a result of our failure to pay the late filing and late registration fees. Under the terms of Notes, if a default is not cured by us within thirty (30) days of notice thereof, the holder has the right to accelerate all principal and interest due under the Notes. The Company filed its Registration Statement on August 4, 2006 and on August 7, 2006, the registration statement became effective.  Late filing and late registration fees accrued were $0.8 million as of September 30, 2006.  During the three and nine months ended September 30, 2006, the Company has accrued $0.2 million and $1.6 million and paid $0.7 million of the late filing and registration fees in September 2006.  The Company is currently in negotiations with the note holders to either reduce or delay the payment of the remaining fees and to prevent any acceleration of the amounts due under the Notes.

As of September 30, 2006, approximately $9.9 million in aggregate principal amount of August 2007 Notes was still outstanding with accrued but unpaid interest in the amount of approximately $173 thousand. In addition, $2.3 million in aggregate principal amount of July 2007 Notes was also outstanding with accrued but unpaid interest in the amount of approximately $34 thousand.  The outstanding balance of the Notes is presented as current portion of long term debt on the condensed consolidated balance sheet as of September 30, 2006.  As of the filing of this quarterly report, the Company has paid all accrued but unpaid interest related to the outstanding balance of the Notes.

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 – Other Information

There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

10.1	Amendment of Stock Option Agreements and Consulting Agreement, dated November 13, 2006, between Liquidmetal Technologies, Inc. and James Kang

31.1	Certification of the President and Chief Executive Officer, Larry Buffington, as required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Young Ham, as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Larry Buffington, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Young Ham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: November 14, 2006	/s/ Larry Buffington
Larry Buffington
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	/s/ Young Ham
Young Ham
Chief Financial Officer
(Principal Financial and Accounting Officer)