Form 10-K
period 2006-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2007-03-16
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 000-31332

LIQUIDMETAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0264467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25800 Commercentre Drive, Suite 100
Lake Forest, California	92630
(address of principal executive office)	(zip code)

Registrant’s telephone number, including area code: (949) 206-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class

Common Stock, $0.001 par value

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $69,889,521. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $1.95 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2006, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of June 30, 2006 is deemed to be an affiliate.

PART I

Forward-Looking Statements

This annual report on Form 10-K of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s current expectations, estimates, forecasts, and projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or result. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements.  It is important to note that Liquidmetal Technologies, Inc.’s actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of this report entitled “Risk Factors” in Item 1A of this report as well as the following risks and uncertainties:

•                  Our history of operating losses and uncertainty surrounding our ability to achieve or sustain profitability;

•                  Our limited history of developing, manufacturing, and selling products made from our bulk amorphous alloys;

•                  Lengthy customer adoption cycles and unpredictable customer adoption practices;

•                  Our ability to identify, develop, and commercialize new product applications for our technology;

•                  Competition from current suppliers of incumbent materials or producers of competing products;

•                  Our ability to identify, consummate, and/or integrate strategic partnerships;

•                  The potential for manufacturing problems or delays; and

•                  Potential difficulties associated with protecting or expanding our intellectual property position.

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

Overview

We are a materials technology company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop, manufacture, and sell products and components from bulk amorphous alloys to customers in various industries, and we also partner with third-party licensees to develop and commercialize bulk Liquidmetal alloy products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.  In addition to our bulk alloys, we market and sell a line of proprietary amorphous alloy-based industrial coatings under the Liquidmetal® ArmacorTM coatings brand.

Amorphous alloys are unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys possess a combination of performance, processing, and potential cost advantages that we believe can make them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, our zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

Results of segment operations and assets are included in Note 18 to the Consolidated Financial Statements contained in this Form 10-K.

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

Through our shipments to date, we have demonstrated that bulk Liquidmetal alloys can be used for structural components of cellular phones and other electronic devices.  During 2006, 2005, and 2004, we shipped production quantities of cell phone components to Samsung Electronics Company and Vertu Limited, the luxury communication products subsidiary of Nokia, for inclusion in various cellular phone models.

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

In order to accelerate the commercialization of Liquidmetal alloys in the jewelry and high-end luxury products market, in June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by, Jack Chitayat, a former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2.0 million.  The Company recognized $0.1 million of revenues as minimum royalty fees under the license agreement during the year ended December 31, 2006.

In December 2006, the Company entered into an amended the license agreement with LLPG, which extends the license agreement to fifteen years at reduced royalty rates.  Additionally, the amended license agreement includes a $0.4 million termination fee to be paid out in quarterly installments in 2007.  The termination fee will be recognized as revenue when received in 2007.

In order to accelerate the commercialization of Liquidmetal alloys in the eyewear industry, in June of 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, a specialist precision part manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”), and it will have an exclusive manufacturing license for the eyewear industry.  Its initial focus will be on the development and commercialization of eyewear with Safilo SpA, a worldwide leader in luxury eyewear, supplying frames and sunglasses for most of the luxury brands with operations in more than 120 countries worldwide.

Medical Devices

We are engaged in product development efforts relating to various medical devices that could be made from Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide a combination of performance and cost benefits that could make them a desirable replacement to incumbent materials, such as stainless steel and titanium, currently used in various medical device applications.  Our ongoing emphasis in 2004, 2005 and 2006 has been on surgical instrument applications for Liquidmetal alloys. These include, but are not limited to, specialized blades, orthopedic instruments utilized for implant surgery procedures, dental devices, and general surgery devices. The potential value offered by our alloys is high performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape cast into components, thus reducing costs of secondary processing. The status of most components in the prototyping phase is subject to non-disclosure agreements with our customers.

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

Defense Applications

We are working with the U.S. Department of Defense, as well as a variety of defense-related research and development agencies and large defense contractors, to develop various defense-related applications for Liquidmetal alloys. For example, we are currently developing prototype kinetic energy penetrator rods for use in armor-piercing ammunition systems. Kinetic energy penetrators, or KEPs, are armor piercing munitions that are currently made primarily from depleted uranium or tungsten alloys. Initial ballistic tests under the Liquidmetal KEP program have demonstrated that tungsten KEPs perform better whenever Liquidmetal alloy is combined with the tungsten to create a composite material.  In August 2003, we signed a new $3.0 million research and development contract with the U.S. Army for the development of KEPs, which was later supplemented by additional $2.7 million. Our strategy is to orient the KEP program toward future systems such as the Joint Strike Fighter program and the Army’s Future Combat System.

We also continue to work with a number of defense-related research and development agencies and large defense companies to identify additional military applications that may benefit from using Liquidmetal alloys. We believe that our alloys can present opportunities that we can capitalize on the trend toward lighter but stronger weapon systems in the U.S. military, and our strategy is to align ourselves with the largest and most significant players in this industry.  Product development programs for defense applications are currently underway with several leading defense contractors, including Alliant Techsystems and General Dynamics.

Going Concern /Liquidity

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2006 and 2005 was $14.5 million and $7.1 million, respectively. In the audit report on our financial statements for our fiscal years ended December 31, 2006 and 2005, our present auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.  On January 3, 2007, we completed a private placement of $14.8 million in principal amount of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”). The January 2010 Notes were issued for aggregate cash in the amount of $12.9 million and in payment of a total of $1.9 million in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible Notes due August 2007 and our  8% Unsecured Subordinated Notes.

We anticipate that the $12.9 million aggregate cash raised in the private placement will be sufficient to pursue our current operating plan only through the third quarter of 2007, and we will therefore require additional funding at or prior to that time.  Our need for additional capital could also be accelerated to before the third quarter of 2007 because we are currently in breach of an obligation under the January 2010 Notes to satisfy certain previously issued debt within five days of the issue date of the January 2010 Notes.  We are currently in discussions with the holders of the January 2010 Notes in an effort to negotiate a forbearance with respect to this breach, and the holders of the January 2010 Notes have not yet indicated a desire to declare a default under the January 2010 Notes.  However, we cannot be certain that the holders of such notes will not declare a default and accelerate all amounts due thereunder.

As a result of the foregoing, we are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and the possible sale of our Liquidmetal Coatings business.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

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

Our Intellectual Property

Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 32 owned or licensed U.S. patents and numerous patent applications relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have purchased patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology acquired from Caltech through a license agreement (“Caltech License Agreement”) with Caltech. Under the Caltech license agreement, we have the exclusive worldwide right to make, use, and sell products from all of Caltech’s inventions, proprietary information, know-how, and other technology relating to amorphous alloys existing as of September 1, 2001. We also have an exclusive worldwide license to eleven issued patents and two patent applications held by Caltech relating to amorphous alloy technology, as well as all related foreign counterpart patents and patent applications. Of the patents currently issued to Caltech and licensed by us, the earliest expiration date is 2013 and the latest expiration date is 2021.  Furthermore, the license agreement gives us the exclusive right to make, use, and sell products from substantially all amorphous alloy technology that was developed in Professor William Johnson’s Caltech laboratory during the period September 1, 2001 through August 31, 2005. All fees and other amounts payable by us for these rights and licenses have been paid in full, and no further royalties, license fees, or other amounts will be payable in the future under this license agreement.

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

•

Optimize Existing Alloys and Develop New Compositions. We believe that the primary technology driver of our business will continue to be our proprietary alloy compositions. We plan to continue research and development on new alloy compositions to generate a broader class of amorphous alloys with a wider range of specialized performance characteristics. During 2003 and continuing into 2006, we have successfully expanded our portfolio of bulk amorphous alloys to include additional zirconium-titanium alloys, as well as alloys based on other metals, such as iron, gold, and platinum. Although these various compositions are at different stages of development and only a few are currently suitable for commercial use, we believe that a larger alloy portfolio will enable us to increase the attractiveness of our alloys as an alternative to incumbent materials and, in certain cases, drive down product costs. We also believe that our ability to optimize our existing alloy compositions will enable us to better tailor our alloys to our customers’ specific application requirements.

•

Develop New Applications. We will continue research and development of new applications for Liquidmetal alloys. We believe the range of potential applications will broaden by expanding the forms, compositions, and methods of processing of our alloys.

We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. Our internal research and development efforts are conducted by a team of 12 scientists and engineers whom we either employ directly or engage as consultants.  Included among this team are Professor William Johnson, who discovered our initial bulk amorphous alloy at Caltech in 1993, and his graduate student at the time, Atakan Peker, who is employed as our Vice President of Technology.  Professor Johnson was an employee of our company from October 2001 through December 2003 and then became a consultant to our company.  Professor Johnson continues to be a member of our board of directors.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2006, 2005, and 2004, were $1.0 million, $1.1 million, and $1.5 million,  respectively.

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

Customers

During 2006, one customer, Flextronics Manufacturing LTD, who is a direct supplier to SanDisk, accounted for 10% or more of our revenue from continuing operations.  During 2005, one customer, Samsung, accounted for 10% or more of our revenue from continuing operations.  During 2004, four customers accounted for 10% or more of our revenue from continuing operations.  Revenues from Charm Tech and Pntel, both of which are direct suppliers to Samsung, represented 62% of revenue from continuing operations for the year ended 2004.  Also, revenues from defense related contracts with the United States of America represented 10% and Growell Metal represented 12% of revenue from continuing operations for the year ended 2004.  We expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even as our bulk Liquidmetal alloy business grows.

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

Employees

As of December 31, 2006, we had 636 full-time and 54 part-time employees. As of that date, 106 of our Korean operation employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Environmental Law Compliance

Our manufacturing operations are subject to national, state, and local environmental laws in each of China, South Korea, and the United States. We believe that we are in material compliance with all applicable environmental regulations. While we continue to incur costs to comply with environmental regulations, we do not believe that such costs will have a material effect on our capital expenditures, earnings, or competitive position.

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

We have experienced significant operating losses since our inception.  Our net loss for the fiscal years ended December 31, 2006, 2005, and 2004, was $14.5 million, $7.1 million, and $14.9 million, respectively.  We had an accumulated deficit of approximately $149.0 million at December 31, 2006. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued equipment manufacturing and retail golf.  We anticipate that we may continue to incur operating losses for the foreseeable future.  Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

We may require additional funding, which may not be available on favorable terms or at all.

Our future capital requirements will depend on the amount of cash generated by our operations. Our projections of cash flows from operations and, consequently, future cash needs are subject to substantial uncertainty. In addition, in our audit report on our financial statements for our fiscal years ended December 31, 2005 and 2004, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern.  By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.  On January 3, 2007, we completed a private placement of $14.8 million in principal amount of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”). The January 2010 Notes were issued for aggregate cash in the amount of $12.9 million and in payment of a total of $1.9 million in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible Notes Due August 2007 and our previously issued 8% Unsecured Subordinated Notes.

We anticipate that the $12.9 million aggregate cash raised in the private placement will be sufficient to pursue our current operating plan only through the third quarter of 2007, and we will therefore require additional funding at or prior to that time.  Our need for additional capital could also be accelerated to before the third quarter of 2007 because we are currently in breach of an obligation under the January 2010 Notes to satisfy certain previously issued debt within five days of the issue date of the January 2010 Notes.  We are currently in discussions with the holders of the January 2010 Notes in an effort to negotiate a forbearance with respect to this breach, and the holders of the January 2010 Notes have not yet indicated a desire to declare a default under the January 2010 Notes.  However, we cannot be certain that the holders of such notes will not declare a default and accelerate all amounts due thereunder. See “Risk Factors—We are currently in breach under convertible notes that we have issued, and the noteholders may therefore accelerate the amounts due under such notes.”

As a result of the foregoing, we are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and the possible sale of our Liquidmetal Coatings business.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations. If we raise additional funds by issuing equity securities, existing stockholders may be diluted.  In addition, if shares of our common stock or securities convertible into or exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than the conversion and exercise prices of our currently outstanding convertible notes and warrants, then anti-dilution provisions in such convertible notes and warrants would be triggered, thus possibly causing even greater dilution to our then-existing stockholders if the notes are converted or the warrants are exercised.  See “Risk Factors— Our convertible notes and warrants contain anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing stockholders.”

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

For the near future, we expect that a significant portion of our revenue will be concentrated in a limited number of customers. For example, for the year ended December 31, 2006, revenues from one customer, Flextronics Manufacturing LTD, represented approximately 13% of total revenues from continuing operations and for the year ended December 31, 2005, revenues from one customer, Samsung, represented approximately 10% of total revenue from continuing operations, and for the year ended December 31, 2004, revenue from two customers represented approximately 62% of total revenue from continuing operations.  Revenues from direct suppliers to SanDisk were approximately 22% of total revenues for the year ended December 31, 2006.  Revenues from direct suppliers to Samsung represented approximately 15%, 14% and 62% of total revenues from continuing operations for the year ended December 31, 2006, 2005 and 2004, respectively.  Also, revenues from defense related contracts with the United States of America represented 7%, 9%, and 10%, for the year ended December 31, 2006, 2005, and 2004, respectively, and Growell Metal represented 0%, 0%, 12%, of revenue from continuing operations for the year ended December 31, 2006, 2005, and 2004.  A reduction, delay, or cancellation of orders from one or more of these customers or the loss of one or more customer relationships could significantly reduce our revenue. Unless we establish long-term sales arrangements with these customers, they will have the ability to reduce or discontinue their purchases of our products on short notice.

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

Our business is based upon the commercialization of a new and unique materials technology. Our future growth and success will depend in part on our ability to retain key members of our management and scientific staff, who are familiar with this technology and the potential applications and markets for it. For example, as a result of their experience and knowledge of our alloy technology, we believe that our future growth and success will depend in large part on the efforts of Larry Buffington, our President and Chief Executive Officer, and Dr. Atakan Peker, our Vice President of Technology. We do not have “key man” or similar insurance on any of these individuals. If we lose their services or the services of other key personnel, our financial results or business prospects may be harmed. Additionally, our future growth and success will depend in part on our ability to attract, train, and retain scientific engineering, manufacturing, sales, marketing, and management personnel. We cannot be certain that we will be able to attract and retain the personnel necessary to manage our operations effectively. Competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. Moreover, the employment of non-citizens may be restricted by applicable immigration laws.

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

We expect that we will continue to manufacture a substantial portion of our initial bulk Liquidmetal alloy products in our South Korean facility and derive a material portion of our revenues from customers in South Korea.  For our fiscal years ended December 31, 2006, 2005, and 2004, approximately 12%, 31%, and 54%, of our revenues came from customers located in South Korea, respectively.  As a result, our manufacturing operations and financial results are subject to risks of political instability, including the risk of conflict between North Korea and South Korea and tensions between the United States and North Korea. In addition, we anticipate that the trend of foreign customers accounting for a significant portion of our total revenues may continue. Specifically, we expect to continue to derive a significant amount of revenue from sales to customers located in Asia. A downturn in the economies of Asian countries where our products will be sold, particularly South Korea’s economy, could materially harm our business.

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

We expect to conduct business in various foreign currencies and will be exposed to market risk from changes in foreign currency exchange rates and interest rates. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenue derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase further. Moreover, as a result of operating a manufacturing facility in South Korea, a substantial portion of our costs are and will continue to be denominated in the South Korean won. Adverse changes in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. The average foreign exchange rates for the years ended December 31, 2006, 2005, and 2004 were 967, 1,028, and 1,151 South Korean Won to the U.S. dollar, respectively. The fluctuations in the exchange rates resulted in foreign currency translation gains of $0.3 million, $0.3 million, and $1.7 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

Our inability to protect our licenses, patents, and proprietary rights in the United States and foreign countries could harm our business because third parties may take advantage of our research and development efforts.

We have an exclusive license from the California Institute of Technology, or Caltech, to several patents and patent applications relating to amorphous alloy technology, and we have obtained several of our own patents.  Our success depends in part on our ability to obtain and maintain patent and other proprietary right protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. Specifically, we must:

•      protect and enforce our owned and licensed patents and intellectual property;

•      exploit our patented technology (owned and licensed); and

•      operate our business without infringing on the intellectual property rights of third parties.

Our licensed technology comprises several issued United States patents covering the composition and method of manufacturing of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. The patents relating to our coatings have various expiration dates until 2022, and those relating to our bulk amorphous alloys have expiration dates between 2013 and 2025. Patents covering the sale of our ArmacoreTM coatings material expired during 2005.  We continue to hold other coatings related patents; however, if we are unable to protect our proprietary rights prior to the expiration of these patents, we may lose the advantage we have established as being the first to market bulk amorphous alloy products. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

As of December 31, 2006, our long-term debt was $14.7 million, including the current portion of such debt.  Our long-term debt (including the current portion) includes the following:

•                  $1.8 million in principal outstanding under our Korean subsidiary’s loan from Kookmin Bank of South Korea;

•                  $2.1 million in principal outstanding under the 6% Senior Secured Notes due July 2007 (the “July 2007 Notes”) issued in our August 19, 2004  private exchange; and

•                  $9.9 million in principal outstanding under the 7% Senior Secured Convertible Notes due August 2007 (the “August 2007 Notes”) issued in our August 2, 2005 private placement.

•                  $4.6 million in principal outstanding under the 8% Unsecured Subordinated Notes issued in May 2006, September 2006, and December 2006 private placements.

Under our loan from Kookmin Bank, we are obligated to make equal monthly payments of principal and interest of $0.11 million each through the period ending in February 2008.  Under our July 2007 Notes and August 2007 Notes, we are required to make cash interest payments to the noteholders of $0.21 million per quarter until such notes are converted or paid.  Unless such notes are converted, the $2.1 million in aggregate principal amount under our July 2007 Notes will become due in July 2007, provided that the holders of such notes may demand payment thereunder at any time after July 2006.  The $9.9 million in aggregate principal amount under our August 2007 Notes will become due in August 2007 while the $4.6 million in aggregate principal amount under the 8% Unsecured Subordinated Notes will become due in August 2007.

As of December 31, 2006, our short-term debt was $2.7 million.  Our short-term debt included the following:

•                  $1.7 million in outstanding advances received under a factoring, loan, and security agreement executed in April 2005 with a financing company; and

•                  $1.0 million in principal outstanding under unsecured subordinated promissory notes issued in a March 17, 2006 private placement.

In January 2007, we completed a private placement of Convertible Subordinated Notes Due January 2010 in the aggregate principal amount of $14.8 million plus warrants to purchase approximately 4,774,049 shares of our common stock at an exercise price of $1.93 per share.  The notes issued in the private placement have an initial conversion price of $1.55 per share.  In February 2007, we entered into conversion agreements with the holders of our August 2007 Notes totaling $1.9 million of principal providing for the conversion of such notes at a reduced conversion price of $1.25 per share. We issued 1,520,000 shares of common stock under the agreement.

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

We are currently in breach under convertible notes that we have issued, and the noteholders may therefore accelerate the amounts due under such notes.

Our January 2010 Notes were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between our company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the January Purchase Agreement, we agreed to satisfy, within 5 days after the closing of the private placement, through either repayment or conversion, approximately $15.5 million of our outstanding debt under previously issued promissory notes (including the August 2007 Notes).  We originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their August 2007 Notes at a reduced conversion price following the private placement under a note conversion agreement proposed by us, but most of such holders have elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, we have not yet repaid the indebtedness as required by the January Purchase Agreement and are therefore in breach of the January 2010 Notes.  We are currently in discussions with the holders of the January 2010 Notes in an effort to negotiate a forbearance with respect to this breach, and the holders of the January 2010 have not yet indicated a desire to declare a default under the January 2010 Notes.  However, if such holders declare a default , they may elect to accelerate the maturity of the January 2010 Notes if we do not cure the breach within ten days, and we would likely not be able to cure such breach at such time.  Also, because we repaid $1.8 million in principal and interest in January and February 2007 under certain subordinated bridge notes without first repaying the August 2007 Notes and July 2007 Notes, we may also be deemed to be in breach of the August 2007 Notes and July 2007 Notes, which case they would also have the right to accelerate such notes and foreclose on their security interest if the breach is not cured within thirty days of notice of default.  The August 2007 Notes and July 2007 Notes are secured by substantially all of the assets of our company.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for public companies. As a result of these new rules and the size and limited resources of our company, we will incur additional costs associated with our public company reporting requirements, and we may not be able to comply with some of these new rules. For example, we were not able to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our 2005 and 2004 fiscal years. In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and this could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

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

During 2006, the highest bid price for our common stock was $2.34 per share, while the lowest bid price during that period was $0.87 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

The convertible notes and warrants issued in our January 2007 private placement contain “full-ratchet” anti-dilution rights.  As a result of these anti-dilution rights, under our January 2010 Notes, if we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted January 2010 Notes will be decreased to equal such lower price.  With regard to the warrants issued in connection with the January 2010 Notes, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the conversion price of the January 2010 Notes then in effect, the exercise price of the warrants will be reduced to equal such lower price and the number of shares of our common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant.  The foregoing adjustments to the conversion price of the notes and the exercise price of the warrants will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions.

In addition to the above-described full-ratchet anti-dilution rights, certain other notes and warrants previously issued by us contain “weighted-average” anti-dilution provisions.  As of December 31, 2006, we had outstanding $2.1 million in aggregate principal amount of 6% Senior Convertible Notes Due July 2007 with a conversion price of $1.00 per share, $9.9 million in aggregate principal amount of 7% Senior Convertible Notes Due August 2007 with a conversion price of $2.00 per share, warrants to purchase 973,064 shares at an exercise price of $2.58 per share, and warrants to purchase 3,902,714 shares at an exercise price of $2.00 per share, each of which notes and warrants contain weighted-average anti-dilution provisions.  Under these provisions, if we issue shares in the future for consideration below the conversion or exercise prices then in effect, then (with certain exceptions, including the issuance of stock options) the conversion price for our convertible notes would automatically be reduced (allowing the holders of the notes to receive additional shares of common stock upon conversion) and the exercise price of the warrants would automatically be reduced (with a corresponding increase in the number of shares issuable pursuant to such warrants).  It is also possible that a future triggering of the full-ratchet anti-dilution rights in our January 2010 Notes could result in a corresponding triggering of the above-described weighted-average anti-dilution provisions in the other notes and warrants.

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

Anti-takeover provisions of our certificate of incorporation and bylaws and provisions of applicable corporate law could delay or prevent a change of control that you may favor.

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

In August 2006, we received a federal grand jury subpoena for the production of documents related to the period from January 1, 1999 though the present.  The documents being sought include accounting records, documents relating to our relationship with Growell Metal of Korea, and documents and records relating to transactions in company stock by officers and directors.  The subpoena was issued in connection with a grand jury investigation being conducted by the U.S. Department of Justice, Criminal0020Division, in the Middle District of Florida concerning alleged accounting improprieties involving our company, among other things.  We have been, and intend to continue to be, fully cooperative with the authorities in connection with the Department of Justice’s subpoena and investigation.  However, in the event that current or former members of our senior management were to be implicated in any wrongdoing, it could have a material adverse impact on our capital resources and business focus.

Item 1B. Unresolved Staff Comments

None.

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

Item 3. Material Legal Proceedings

In April 2006, we reached agreements-in-principle to settle our previously-disclosed consolidated securities class action and shareholder derivative actions for a total of $7.5 million; $7.0 million for the class action and $0.5 million for the derivative actions.  In addition, we will commit to maintain or implement various corporate governance measures in connection with the settlement of the derivative actions.

The consolidated class action arose from a number of lawsuits filed in 2004 against our company and certain of our former and current directors and officers on behalf of persons who purchased our common stock between May 21, 2002 and May 13, 2004.  These actions, which were brought under the federal securities laws, alleged that the Prospectus issued in connection with our initial public offering in May 2002 contained material misrepresentations and omissions regarding our historical financial condition and regarding a personal stock transaction by our former chief executive officer.  They also alleged that our company and certain of our present and former officers and directors engaged in improper revenue recognition with respect to certain of our business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of our products to artificially inflate the value of our stock.  On October 19, 2006, the presiding judge entered an Order giving final approval of the class action settlement.  In connection with the settlement, our directors and officers’ liability insurers contributed $7.0 million to a settlement fund, from which approved claims of eligible class members will be paid in accordance with a court-approved plan of allocation.  Taking into account the insurance contribution, the net cost of the settlement to our company is approximately $0.5 million, which is the insurance deductible we paid over several quarters ending in the third quarter of 2005, and which was previously recorded as a charge.

In addition, in May 2004, two shareholder derivative actions were filed in the Superior Court of Orange County, California and later consolidated.  Shortly thereafter, one additional shareholder derivative action was filed in the United States District Court for the Middle District of Florida, Tampa Division.  These derivative actions were brought by certain shareholders against certain of our present and former officers and directors as well as our company (as a nominal defendant).  The suits alleged that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same facts and circumstances underlying the federal securities class action.  On August 2, 2006, plaintiffs’ counsel in the California derivative action filed a Notice of Settlement in the Superior Court.  The action is presently stayed while the parties’ counsel negotiate and prepare formal settlement documents.  Final documentation and approval of the settlement of the derivative actions remains outstanding.

Finally, in August 2006, the United States Department of Justice (“DOJ”) instituted a grand jury proceeding in the Middle District of Florida to investigate, among other things, alleged accounting improprieties in relation to certain of our business transactions and a personal stock transaction by our former chief executive officer.  The grand jury proceeding is based primarily upon the same underlying facts and circumstances as alleged in the federal class action and shareholder derivative actions.  To date, subpoenas for the production of documents and/or grand jury testimony have been issued to our company and several present and former officers and directors.  We are cooperating with the DOJ in its investigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LQMT.”  On February 28, 2007, the last reported sales price of our common stock was $1.32 per share.  As of February 28, 2007, we had 256 record holders of our common stock.

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

2006	High	Low
Fourth Quarter	$1.80	$1.42
Third Quarter	$2.01	$1.31
Second Quarter	$2.34	$1.31
First Quarter	$1.75	$0.87

2005	High	Low
Fourth Quarter	$1.76	$0.64
Third Quarter	$2.15	$1.52
Second Quarter	$2.25	$1.28
First Quarter	$2.85	$1.10

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance future growth.

Item 6. Selected Consolidated Financial Data

The following table shows our selected consolidated financial data as of and for the years ended December 31, 2002 through 2006.

		For the Years Ended December 31,

	2006	2005	2004	2003	2002
		(Restated)	(Restated)		(Restated)
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$27,669	$16,365	$17,429	$13,658	$9,138
Cost of sales	22,418	15,129	12,168	18,162	5,656
Gross profit (loss)	5,251	1,236	5,261	(4,504)	3,482

Operating expenses:
Selling, general and administrative expenses	9,962	8,534	11,591	17,729	13,099
Research and development expenses	950	1,120	1,467	8,780	11,825
Impairment of goodwill	—	—	—	184	—
Impairment of long lived assets	—	4,487	—	2,684	—
Total operating expenses	10,912	14,141	13,058	29,377	24,924

Loss before interest, other income, income taxes,
minority interest and discontined operations	(5,661)	(12,905)	(7,797)	(33,881)	(21,442)
Loss from extinguishments of debt	—	(1,247)	(2,941)	—	—
Change in value of warrants, gain	279	3,985	747	—	—
Change in value of conversion feature, (loss) gain	(226)	9,118	2,093	—	—
Other income	572	—	302	—	—
Interest expense	(9,509)	(6,021)	(6,577)	(390)	(1,109)
Interest income	23	17	37	304	506
Gain on sale of marketable securities held-for-sale	—	—	—	1,178	832

Loss before income taxes, minority interest and
discontinued operations	(14,522)	(7,053)	(14,136)	(32,789)	(21,213)
Income taxes	—	—	—	—	—
Minority interest in loss of consolidated subsidiary	—	—	—	21	118

Loss from continuing operations	(14,522)	(7,053)	(14,136)	(32,768)	(21,095)
Income (loss) from operations of discontinued operations, net	—	—	(749)	(964)	83
Gain (loss) from disposal of discontinued operations, net	—	—	—	127	1,556

Net loss	$(14,522)	$(7,053)	$(14,885)	$(33,605)	$(19,456)

Loss per share from continuing
operations - basic and diluted	$(0.33)	$(0.17)	$(0.34)	$(0.79)	$(0.54)
Income (loss) per share from discontinued operations	$—	$—	$(0.02)	$(0.02)	$0.00
Net loss per share	$(0.33)	$(0.17)	$(0.36)	$(0.81)	$(0.54)

Weighted average common shares - basic and diluted	43,809	41,833	41,610	41,505	38,714

		As of December 31,

	2006	2005	2004	2003	2002
		(Restated)	(Restated)		(Restated)
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$144	$1,392	$742	$3,127	$25,058
Working capital (deficiency)	(23,157)	(10,993)	(14,910)	(698)	25,812
Total assets	22,244	21,563	28,508	30,852	24,845
Long-term debt, including current portion, net of discount	14,705	6,776	6,628	4,047	—
Shareholders’ equity (deficiency)	(10,363)	(1,320)	4,191	16,163	50,599

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

OVERVIEW

We are a materials technology company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop, manufacture, and sell products and components from bulk amorphous alloys to customers in various industries, and we also partner with third-party licensees to develop and commercialize bulk Liquidmetal alloy products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.  In addition to our bulk alloys, we market and sell a line of proprietary amorphous alloy-based industrial coatings under the Liquidmetal® ArmacorTM coatings brand.

Amorphous alloys are unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys possess a combination of performance, processing, and potential cost advantages that we believe can make them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, our zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

Impairment of Long-Lived Assets consists of a write-down of $2.5 million of raw materials considered to be long term inventory and $1.7 million of idle equipment.  During 2005, while we may use the excess raw materials beyond one year to fulfill future customer order, we determined that our capacity was not significant enough to warrant holding this inventory as a long term asset.  Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering the revenues during 2005, we did not anticipate utilizing this equipment internally in the near future.  As such, during 2005 we have reduced the carrying values of the excess raw material and idle equipment.

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

On August 4, 2004, we established a post-processing plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100 percent owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business.  Weihai Liquidmetal is consolidated into Liquidmetal Technologies with all intercompany transactions eliminated.

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.

Results of Operations

Comparison of the years ended December 31, 2006 and 2005

Revenue. Revenue increased to $27.7 million in the twelve months ended December 31, 2006 from $16.4 million in the twelve months ended December 31, 2005. The increase included a $7.3 million increase in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased demand in electronic casings applications, and increase of $3.5 million in sale of our coatings products as a result of increased demand in oil drilling applications, and an increase of $0.5 million in research and development services as a result of  increased research and development services primarily from defense applications.

Cost of Sales. Cost of sales increased to $22.4 million, or 81% of revenue, during the twelve months ended December 31, 2006 from $15.1 million, or 92% of revenue, in the twelve months ended December 31, 2005. The increase was a result of increases in bulk Liquidmetal alloy business and coatings business.  Cost of sales as a percentage of revenue has decreased as a result of continued maturing of our manufacturing process, which represents the Company’s efforts to manage costs and focus on our core business, and an increase in revenues generated from our higher margin coatings products.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $10.0 million, or 36% of revenue, in the twelve months ended December 31, 2006 from $8.5 million, or 52% of revenue, in the twelve months ended December 31, 2005.  This increase was primarily a result of increase in wages and expenses of $1.4 million, increase in professional and contracted services of $0.4 million, increase in travel expenses of $0.3 million, and increase in advertising and promotions expense of $0.2 million offset by a decrease in insurance expense of $0.7 million and decrease in rent expense of $0.1 million.  The decrease in selling, general and administrative expenses as a percentage of revenue represent the Company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreases to $1.0 million, or 3% of revenue, in the twelve months ended December 31, 2006 from $1.1 million, or 7% of revenue, in the twelve months ended December 31, 2005.  The decrease was a result of the Company focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs.  The Company continues to perform research and development efforts on new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.

Impairment of Long Lived Assets. Impairment of long lived assets decreased to $0, in the twelve months ended December 31, 2006 from $4.5 million, or 27% of revenue, in the twelve months ended December 31, 2005.  Impairment expense during 2005 represent primarily write-down of $2.7 million of raw materials considered to be long term inventory and $1.7 million of idle equipment which were written down due to our projected capacity for 2006 as not being significant enough to warrant holding this inventory as a long term asset.  Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment.  While the equipment may be used internally to meet future capacity requirements we did not anticipate utilizing this equipment internally in the near future.  As such, we reduced the carrying values of the excess raw material and idle equipment in 2005.  No such reductions were needed in 2006.

Loss from Extinguishments of Debt.  Loss from extinguishments of debt decreased to $0 in the twelve months ended December 31, 2006 from $1.2 million, or 8% of revenue, in the twelve months ended December 31, 2005.  The $1.2 million loss from extinguishments of debt was recognized from the exchange of our 6% Convertible Notes due 2006 in August 2005.

Change in Value of Warrants. Change in value of warrants was a gain of $0.3 million, or 1% of revenue during the twelve months ended December 31, 2006, and $4.0 million, or 24% of revenue, during the twelve months ended December 31, 2005, from the change in value of warrants issued primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004 and August 2005 resulted in a change in value of conversion feature loss of $0.2 million, or 1% of revenue, in the twelve months ended December 31, 2006, and a gain of $9.1 million, or 56% of revenue, in the twelve months ended December 31, 2005, primarily due to fluctuations in our stock price.

Other Income. Other income was $0.6 million, or 2% of revenue, in the twelve months ended December 31, 2006 from $0.1 million of  gain recognized from disposal of idle equipment and  $0.5 million gain recognized from termination of a distribution agreement with a Japanese sporting goods distributor originally enetered into in March 1996.  There were no amounts recognized as other income in the twelve months ended December 31, 2005.

Interest Expense. Interest expense was $9.5 million or 34% of revenue, in the twelve months ended December 31, 2006 and was $6.0 million, or 37% of revenue, in the twelve months ended December 31, 2005.  Interest expense consists primarily of interest accrued on the Kookmin Bank loan funded in 2003, convertible debt funded in 2004 and 2005, subordinated notes funded in 2006, fees charged from short-term borrowings under the 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible debt.  The increase in interest expense was primarily due to costs accrued for late registration penalties of $1.6 million, higher debt balances and increased debt discount amortization during the twelve months ended December 31, 2006.

Interest Income.  Interest income was $23 thousand and $17 thousand for the twelve months ended December 31, 2006 and 2005, respectively, from interest earned on cash deposits.

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

Other Income. Other income was $0.3 million, or 2% of revenue, during the twelve months ended December 31, 2004 from certain stock transactions with John Kang, our Chairman, President, and Chief Executive Officer during 2002.  There were no amounts recorded as other income for the twelve months ended December 31, 2005 (see Item 13 Certain Relationships and Related Transactions, Part III).

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

QUARTERLY RESULTS

The following information presents our unaudited quarterly operating results for 2006 and 2005. The data has been prepared by Liquidmetal Technologies, Inc. on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof. These operating results are not necessarily indicative of our future performance.

	For the Three Months Ended

Consolidated Statements of Operations Data:	12/31/06	09/30/06	06/30/06	03/31/06
				(Restated)
	(In thousands, except per share data)
	(Unaudited)
Revenue	$5,984	$8,040	$7,090	$6,555
Cost of sales	5,081	6,449	5,564	5,324
Gross profit	903	1,591	1,526	1,231

Operating expenses
Selling, general, and administrative	2,599	2,290	2,368	2,705
Research and development	197	269	281	203
Total operating expenses	2,796	2,559	2,649	2,908
Loss from operations	(1,893)	(968)	(1,123)	(1,677)
Loss from extinguishments of debt	—	—	—	—
Change in value of warrants, gain (loss)	1,633	1,361	(1,426)	(1,289)
Change in value of conversion feature, gain (loss)	1,707	1,987	(2,137)	(1,783)
Other income	—	—	92	480
Interest expense	(2,148)	(2,302)	(3,277)	(1,782)
Interest income	6	8	7	2

Income (loss) from operations before income taxes and discontinued operations	(695)	86	(7,864)	(6,049)
Income taxes	—	—	—	—

Net income (loss)	(695)	86	(7,864)	(6,049)

Net income (loss) per share from continuing operations - basic and diluted	$(0.02)	$0.00	$(0.18)	$(0.14)

Weighted average common shares used to compute loss per share from continuing operations - basic and diluted	44,245	44,100	44,075	42,817

	For the Three Months Ended

Consolidated Statements of Operations Data:	12/31/05	09/30/05	06/30/05	03/31/05
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
	(Unaudited)

Revenue	$5,453	$4,342	$3,727	$2,843
Cost of sales	4,576	3,756	3,962	2,835
Gross profit	877	586	(235)	8

Operating expenses
Selling, general, and administrative	2,013	2,364	1,567	2,590
Research and development	314	196	213	397
Impairment of long lived assets	260	833	3,394
Total operating expenses	2,587	3,393	5,174	2,987

Loss from operations	(1,710)	(2,807)	(5,409)	(2,979)
Loss from extinguishments of debt	—	(1,247)	—	—
Change in value of warrants, gain (loss)	2,840	1,112	(100)	133
Change in value of conversion feature, gain (loss)	4,621	2,215	1,167	1,115
Other income	—	—	—	—
Interest expense	(1,644)	(1,659)	(1,181)	(1,537)
Interest income	3	7	1	6

Income (loss) from operations before income taxes and discontinued operations	4,110	(2,379)	(5,522)	(3,262)
Income taxes	—	—	—	—

Net income (loss)	4,110	(2,379)	(5,522)	(3,262)

Income (loss) per share from continuing operations - basic and diluted	$0.10	$(0.06)	$(0.13)	$(0.08)

Weighted average common shares used to compute income (loss) per share from continuing opertaions - basic and diluted	42,180	41,933	41,610	41,610

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations through the sale of equity securities in private placements and our initial public offering, the sale of convertible notes and warrants in private placements, debt financing, and cash generated from operations.

Our cash used for operating activities was $5.3 million and $6.5 million for the year ended December 31, 2006 and 2005, respectively.  Our working deficit increased to $23.2 million from $11.0 million at December 31, 2006 and 2005, respectively.  The increase of approximately $12.2 million in working deficit was primarily attributable to the decrease in cash of $1.2 million, increase in short-term debt of 2.1 million, and increase of current portion of long-term debt of $13.1 million, offset by increase in prepaid expenses of $0.2 million, decrease in settlement payable of $3.3 million, and decrease in deferred revenue of $1.1 million.

Our cash used in investing activities was $0.9 million for the year ended December 31, 2006 primarily for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $5.6 million for the year ended December 31, 2006, which consists of $1.0 million in proceeds from borrowings from our subordinated promissory notes executed in March 2006 and 4.6 million in proceeds from borrowings from private placement of 8% unsecured subordinated notes executed in May, September, and December 2006.  Further, the Company received net $1.1 million in borrowings from factoring agreement executed in April 2005.  The proceeds from borrowings have been used to meet working capital requirements.  On November 10, 2006, the Company’s factoring agreement was amended to allow for borrowings of up to $5.0 million based on receivable assigned.  The Company has $3.3 million available for future borrowings under the Factoring Agreement as of December 31, 2006, which is contingent on approval of eligible receivables by the financing company.  The proceeds from borrowings have been used to meet working capital requirements.

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

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2006 and 2005 was $14.5 million and $7.1 million, respectively. In the audit report on our financial statements for our fiscal years ended December 31, 2006 and 2005, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.  On January 3, 2007, we completed a private placement of $14.8 million in principal amount of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”). The January 2010 Notes were issued for aggregate cash in the amount of $12.9 million and in payment of a total of $1.9 million in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible Notes Due August 2007 and our 8% Unsecured Subordinated Notes.

We anticipate that the $12.9 million aggregate cash raised in the January 2007 private placement will be sufficient to pursue our current operating plan only through the third quarter of 2007, and we will therefore require additional funding at or prior to that time.  Our need for additional capital could also be accelerated to before the third quarter of 2007 because we are currently in breach of an obligation under the January 2010 Notes to satisfy certain previously issued debt within five days of the issue date of the January 2010 Notes.  We are currently in discussions with the holders of the January 2010 Notes in an effort to negotiate a forbearance with respect to this breach, and the holders of the January 2010 Notes have not yet indicated a desire to declare a default under the January 2010 Notes.  However, we cannot be certain that the holders of such notes will not declare a default and accelerate all amounts due thereunder.

As a result of the foregoing, we are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and the possible sale of our Liquidmetal Coatings business.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

As of December 31, 2006, we had accrued $1.6 million and paid $0.7 million of the late filing and registration fees as a result of the late fee provisions of a restated registration rights agreement, dated August 2, 2005.  We are currently in negotiations with the holders to settle the outstanding late filing and registration fees.   However, we cannot predict the outcome of the negotiations, and the resolution of this issue may harm our business and have a material adverse impact on our financial condition.

Initial Public Offering Proceeds

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

As of December 31, 2003, we used $70.7 million of net proceeds from the Offering. In 2002, we used approximately $7.8 million of the net proceeds from the Offering to repay all outstanding promissory notes and accrued interest, $11.1 million to fund the construction of our manufacturing facility in South Korea, $14.3 million to purchase equipment used to manufacture Liquidmetal parts, $0.4 million to purchase assets related to production and sale of equipment used in the production process of Liquidmetal alloy products, and $0.3 million to purchase the 51% interest in our majority owned Dongyang subsidiary. During the third quarter of 2002, we used $2.0 million to invest in the common stock of Growell Metal, which supplied a portion of the Liquidmetal alloy ingots used in our manufacturing operations in Korea. We have since sold such stock, realizing a gain on the sale. We used the remaining proceeds of $32.7 million for working capital in 2002 and 2003, excluding $2.1 million paid to Paul Azinger in 2002 and 2003 for amounts due under the terms of his terminated endorsement agreement with our discontinued retail golf operations..

Private Placements of Convertible Notes and Bridge Notes

On March 3, 2004, we sold $9.9 million of 6.0% Senior Convertible Notes due 2007 (the “Initial Notes”) and warrants to purchase approximately 1.2 million shares of our common stock to accredited investors in a private placement.  The notes were convertible at any time into our common stock at a price of $3.00 per share, and the warrants granted in this transaction expired on various dates through March 1, 2006.

On August 19, 2004, we completed a private placement in which the investors in the March 2004 private placement exchanged approximately $5.46 million in aggregate principal amount of the Initial Notes for an aggregate of (i) $2.73 million of new 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2.73 million of new 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”).  The remaining Initial Notes were redeemed for cash in connection with the transaction.  The July 2007 Notes and July 2005 Notes were secured by certain patents owned by our company and a second priority mortgage interest in plant facilities and certain equipment at our plant in South Korea.  The July 2005 Notes had a maturity date of July 29, 2005, and a conversion price of $2.00 per share.  The July 2007 Notes had a maturity date of July 29, 2007, and a conversion price of $1.00 per share.

On June 13, 2005, we completed a private placement of 10% Convertible Unsecured Notes Due June 13, 2006 in the aggregate principal amount of $3.25 million (the “June 2006 Bridge Notes”), together with warrants to purchase up to an aggregate of 893,750 shares of our company’s common stock.  The June 2006 Bridge Notes were unsecured and were due on the earlier of June 13, 2006 or the consummation of a follow-on equity or debt offering or restructuring transaction pursuant to which our company receives gross proceeds of at least $4.0 million.

On August 9, 2005, we completed a private placement of $9.9 million in principal amount of new 7% Senior Secured Convertible Notes due August 2007 (the “August 2007 Notes”).  The August 2007 Notes were issued in consideration of $5.0 million in cash, the exchange of $1.3 million in principal amount of the July 2005 Notes, the exchange of $3.0 million in principal amount of the June 2006 Bridge Notes (resulting in the full satisfaction of the June 2006 Bridge Notes), satisfaction of accrued interest and late registration fees in the amount of $0.6 million on the July 2005 Notes, and satisfaction of accrued interest of $9 thousand on the June 2006 Bridge Notes.  Interest of 7% per annum on the August 2007 Notes was due quarterly.  The August 2007 Notes were convertible into shares of our common stock at $2.00 per share and were secured by substantially all of our assets.  We also issued warrants to the purchasers of the August 2007 Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of our common stock, respectively, with an exercise price of  $2.00 per share.  The warrants will expire on August 2, 2010.

On March 17, 2006, in exchange for a $1.0 million loan, we issued a $1.0 million 10% subordinated promissory note due October 16, 2006 (the “Atlantic Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of our company.  The Atlantic Note was unsecured and subordinated to all prior indebtedness of our company.  All accrued interest and unpaid principal was due on October 16, 2006.  In connection with the March 2006 Note, we issued warrants to Atlantic Realty to purchase an aggregate amount of up to 125,000 shares of common stock exercisable at $2.00 per share.  The warrants will expire on March 17, 2009.

On May 17, 2006, September 21, 2006, and December 1, 2006, we completed a private placement of 8% Unsecured Subordinated Notes in the aggregate principal amount of $4.6 million (the “New Bridge Notes”), together with warrants to purchase up to an aggregate of 973,064 shares of our common stock.  The New Bridge Notes were unsecured and were scheduled to become due on the earlier of August 17, 2007 or the consummation of a follow-on equity or debt offering pursuant to which we receive gross proceeds of at least $6.0 million. Interest on the New Bridge Notes accrued at the rate of 8% per annum.  The New Bridge Notes were subordinate in right of payment and in all other respects to the previously issued July 2007 Notes and August 2007 Notes.  As a part of the private placement of the New Bridge Notes, we issued warrants to the purchasers of the New Bridge Notes giving them the right to purchase up to an aggregate of 892,249 shares of our common stock, and warrants to purchase 80,717 shares of our common stock were issued to the placement agent in the transaction. The warrants have an exercise price of $2.58 per share and will expire on May 17, 2011.

As of December 31, 2006, $9.9 million in aggregate principal amount of August 2007 Notes were still outstanding with accrued but unpaid interest in the amount of approximately $173 thousand, and $2.1 million in aggregate principal amount of July 2007 Notes were also outstanding with accrued but unpaid interest in the amount of approximately $32 thousand.

On January 3, 2007, we completed a private placement of $14.8 million in principal amount of new 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”).  The January 2010 Notes were issued for aggregate cash in the amount of $12.9 million and in payment of a total of $1.9 million in principal and accrued but unpaid interest under the August 2007 Notes and New Bridge Notes.  When we originally announced this private placement in a Form 8-K filed on January 4, 2007, we announced that the private placement resulted in the issuance of $19.8 million in principal amount of January 2010 Notes, $12.9 million of which resulted from the investment of new cash and $6.9 million of which resulted from the exchange of notes previously issued by us.  However, subsequent to our announcement, certain holders of previously issued notes have elected not to proceed with the exchange of their notes for January 2010 Notes as anticipated, and therefore the amount of January 2010 Notes issued in the private placement ultimately amounted to $14.8 million, $12.9 million of which resulted from the investment of new cash and $1.9 million of which resulted from the exchange of previously issued notes.  We also originally announced that the January 2010 Notes had a maturity date of December 31, 2006, but upon the actual issuance of such notes, it was agreed with the noteholders that the maturity date would be January 3, 2010.

The January 2010 Notes were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between our company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the January Purchase Agreement, we agreed to repay, within 5 days after the closing of the private placement, approximately $15.5 million of our outstanding debt under previously issued promissory notes (including the August 2007 Notes, the Atlantic Note, and New Bridge Notes).  We originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their August 2007 Notes at a reduced conversion price following the private placement under a note conversion agreement proposed by us, but most of such holders have elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, we have not yet repaid the indebtedness as required by the January Purchase Agreement and are in breach of the January 2010 Notes.  We are currently in discussions with the holders of the January 2010 Notes in an effort to negotiate a forbearance with respect to this breach, and the holders of the January 2010 have not yet indicated a desire to declare a default under the January 2010 Notes.  Also, because we repaid $1.8 million of principal and interest under the Atlantic Note and New Bridge Notes in January and February 2007 without first repaying the August 2007 Notes and July 2007 Notes, we may also be in breach of the August 2007 Notes and July 2007 Notes.  In February 2007, we did enter into conversion agreements with the holders of the August 2007 Notes holding $1.9 million of principal providing for the conversion of such notes at a reduced conversion price of $1.25 per share and issued 1,520,000 shares of our common stock.

The January 2010 Notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $1.55 per share, subject to adjustment for anti-dilution. The January 2010 Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in the form of additional January 2010 Notes (in which case the interest rate will be 10% per annum). Our ability to pay interest with additional January 2010 Notes is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. From and after an event of default under the January 2010 Notes and for so long as the event of default is continuing, the January 2010 Notes will bear default interest at a rate of 12% per annum (or 15% per annum if we elect to pay interest with additional January 2010 Notes).

Beginning July 31, 2008 and at the end of each month thereafter, we will be required to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at our election, with shares of our common stock. Our ability to pay the redemption amounts with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. Any unconverted January 2010 Notes will become due on December 31, 2009, although we will have the right at any time after 18 months following the issuance of the January 2010 Notes to redeem the January 2010 Notes in whole or in part for a cash redemption price of 105% of the portion of the principal amount being redeemed plus all accrued and unpaid interest thereon. The January 2010 Notes are unsecured and are subordinate to our July 2007 Notes  and to certain secured financing from commercial lenders incurred by us in the future.  The terms of the 2010 Notes also provide that we will be required to maintain a sufficient bank balance to provide for the timely repayment of our July 2007 Notes.

As a part of the January 2007 private placement, we issued warrants to the purchasers of the January 2010 Notes giving them the right to purchase up to an aggregate of 4,774,049 shares of our common stock at an exercise price of $1.93 per share. In connection with the private placement, we also issued to the placement agent for the transaction warrants to purchase an aggregate of 248,710 shares of our common stock at an exercise price of $1.55 per share.  All of the warrants (including the warrants granted to the placement agent in the transaction) are immediately exercisable and will expire in January 2012.

In connection with the January 2007 private placement, we entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which we are required, on or before 45 days after the closing of the private placement, to file a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the January 2010 Notes and warrants and to use our best efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review).  We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. In the event that we are unable to include in the registration statement all shares of our common stock issuable pursuant to the January 2010 Notes and warrants, then we will be required to file up to two additional registration statements to register the resale of any shares excluded from the originally filed registration statement and to pay the foregoing monetary penalties on the January 2010 Notes convertible into the excluded shares until the resale of such excluded shares is covered by an effective registration statement or until such shares can be sold under SEC Rule 144.

Loan from Kookmin Bank

Our Liquidmetal Korea Co., Ltd. subsidiary has an outstanding loan from Kookmin Bank in the Republic of Korea.  As of December 31, 2006, the outstanding balance under this loan was $1.8 million.  The loan is payable in monthly installments of $0.11 million per month through February 2008.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company.

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During year ended December 31, 2006, we recognized revenues of $0.7 million of Liquidmetal alloys sold to SAGA for use in the joint venture. We anticipate the alloys to be fully utilized by the joint venture prior to the 18 month period.

CONTRACTUAL OBLIGATIONS

The following table summarizes our company’s obligations and commitments as of December 31, 2006:

	Payments Due by Period (in thousands)

		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$18,341	$18,116	$225	$—	$—
Short-term debt (3)	2,669	2,669	—	—	—
Capital lease obligation	6	6	—	—	—
Operating leases and rents	799	—	798	1	—
Consulting services payable	136	136	—	—	—
Dongyang	12	12	—	—	—
Nichimen	350	350	—	—	—
	$22,313	$21,289	$1,023	$1	$—

(1)             Contractual cash obligations include Long-Term Debt comprised of $2,083 of Senior Convertible Notes issued in 2004, $9,878 of Convertible Notes issued in 2005, $4,584 of Unsecured Subordinated Notes issued in 2006, and $1,796 of Kookmin Notes, Short-Term Debt comprised of $1,669 advances received under factoring, loan, and security agreement, and $1,000 of Unsecured Subordinated Promissory Note issued in 2006, future minimum lease payments under capital and operating leases, purchase commitments from consultants, payments due from our discontinued equipment manufacturing business (Dongyang), and minimum payments due under a distribution agreement (Nichimen).

(2)             Does not include interest payments of $1,970, un-amortized discounts for conversion feature and warrants of $3,636 of our convertible notes.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•                  Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries, Korea and China, are translated into U.S. dollars. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated foreign exchange translation in stockholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

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

•                  We value our assets at lower of cost or fair market value. Management has determined fair market to be equal to the selling price of the assets to be sold less the cost of disposal. In the event, in future periods, actual selling prices are lower than the estimate for selling prices, an adjustment would be made and income would decrease in the period of such determination.

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

•                  We account for the warrants and the embedded conversion feature of our senior convertible notes as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  Fair values of warrants and embedded conversion features are measured at each period end using Black-Scholes pricing models and changes in fair value during the period are reported in our earnings

•                  We adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. We adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded starting with the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense of $1.1 million for the year ended December 31, 2006.

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

Foreign Exchange Rates. As a result of our manufacturing presence in South Korea, a substantial portion of our costs will be denominated in South Korean won. Consequently, fluctuations in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. Although we do not currently enter into foreign exchange hedge transactions, we may do so in the future as our business grows. Fluctuations in exchange rates resulted in foreign currency translation gains of $0.3 million, $0.3 million, and $1.7 million,for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On November 23, 2005, Stonefield Josephson, Inc. (“Stonefield”), the Company’s independent registered public accounting firm, notified the Company that Stonefield would resign as the Company’s independent registered public accounting firm upon the completion of Stonefield’s review of the Company’s interim unaudited financial statements as of and for the three and nine month periods ended September 30, 2005.  The Company’s interim unaudited financial statements as of and for the three and nine month periods ended September 30, 2005 were included in the Company’s report on Form 10-Q for the third quarter ended September 30, 2005 filed with the SEC on December 1, 2005, and the Company’s relationship with Stonefield was therefore effectively terminated as of December 1, 2005.

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

As of December 31, 2006, the Company has completed its documentation, assessment, and evaluation of the Company’s internal controls over financial reporting and has complied with Section 404 of the Sarbanes-Oxley Act of 2002.  See Item 9A “Controls and Procedures.”

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended December 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of the company’s internal control over financial reporting using the Internal Control-Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006. Management has not identified any material weaknesses in the company’s internal control over financial reporting as of December 31, 2006.

Our independent auditors, Choi, Kim & Park, LLP (“CKP”), who have audited and reported on our financial statements, issued an attestation report on our management’s assessment of the company’s internal control over financial reporting. CKP’s reports are included in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Liquidmetal Technologies Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Liquidmetal Technologies Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 15, 2007 and July 17, 2006 expresses an unqualified opinion on those financial statements and includes explanatory paragraphs referring to the Company’s ability to continue as a going concern.

/s/ Choi, Kim & Park LLP

Los Angeles, California
Certified Public Accountants

February 14, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is a table identifying our directors and executive officers as of December 31, 2006:

Name	Age	Position

Larry Buffington	59	President and Chief Executive Officer

Young Ham	37	Chief Financial Officer

John Kang	43	Chairman of the Board

Dean Tanella	46	Director

William Johnson, Ph.D.	57	Director

Robert Biehl	62	Director

CK Cho	51	Director

Patrick Caruana	67	Director

Larry Buffington was elected by the Company’s Board of Director to serve as the President and Chief Executive Officer of the Company in October 2006.  Mr. Buffington has been serving as full-time consultant to the Company since July 2006.  He is also the president of Buffington Consulting, a consulting firm that Mr. Buffington started in 1997 focusing on the assessment and turnaround of manufacturing operations.  Prior to starting Buffington Consulting, Mr. Buffington was the General Manager of the Communications Products Business Unit of Augat, Inc., a public company with worldwide manufacturing operations in communication, automotive and electronic products.  Mr. Buffington received a bachelors degree in Industrial Engineering from Pennsylvania State University in 1969.

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

Dean Tanella was elected as a director in February 2004.  Mr. Tanella is a 20-year veteran of the institutional investment business and has worked for such leading firms as Raymond James & Associates, CS First Boston Corp., Adams Harkness & Hill, Drexel Burnham Lanbert, Inc., Kidder Peabody & Co. and the Vanguard Group.  Since  1999, Mr. Tanella has served as President of Safe Harbor Capital, LLC and, since 2003, as President of HarborLight Capital, LLC, both of which are private investment firms.  Mr. Tanella received his bachelors degree from Princeton University and his MBA from the Harvard Graduate School of Business Administration.  In December 2004, Mr. Tanella was also named Executive Vice President — Capital Markets Group and a member of the Board of Directors at GunnAllen Financial Inc., a leading independent brokerage firm headquartered in Tampa, Florida.

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

Patrick Caruana was elected as a director in October 2006.  Mr. Caruana is a retired United States Air Force General and a recently retired vice president for Northrop Grumman Space Technology.  From 2002 through February 2005, he had served as Vice President of Northrop Grumman Space Technology and was the Corporate lead for Missile and Defense business development in the Asia market.  Mr. Caruana served as Vice President and Program Manager for TRW Space & Electronics from August 1999 until the Company was acquired by Northrup Grumman in 2002.  Prior to joining TRW, Mr. Caruana served 36 years in the U.S. Air Force, retiring the grade of Lieutenant General.  Mr. Caruana is a graduate of the U.S. Air Force Academy, where he earned a bachelor’s degree in engineering.  In 1972, Mr. Caruana received a Master of Science degree in Mathematics from Texas A&M University.

BOARD OF DIRECTORS

Terms of Directors

Our board of directors is divided into three classes (designated “CLASS I,” “CLASS II,” and “CLASS III”), as nearly equal in number as possible, with each class serving three-year terms expiring at the third annual meeting of stockholders after their elections or until their respective successors have been elected and qualified.  CLASS I currently consist of the following directors whose term is scheduled to expire at the 2006 annual meeting of stockholders or the first annual meeting thereafter: John Kang, William Johnson, and Robert Biehl.  CLASS II currently consists of the following directors whose term is scheduled to expire at the 2007 annual meeting of stockholders:  Dean Tanella and CK Cho.  CLASS III currently consists of the following directors whose term will expire at the 2008 annual meeting of stockholders:  Patrick Caruana.

Audit Committee

Our board of directors has an Audit Committee that is currently comprised of Mr. Tanella, and Mr. Biehl.  The Audit Committee is responsible for reviewing the independence, qualifications, and activities of our independent certified accountants and our financial policies, control procedures, and accounting staff.  The Audit Committee is also responsible for the review of transactions between us and any officer, director, or entity in which an officer or director of our company has a material interest.  Our board of directors has determined that Mr. Tanella qualifies as “audit committee financial expert” as defined by the regulations of the Securities and Exchange Commission.   In addition, our board of directors has determined that Mr. Tanella is an “independent” director within the meaning of Rule 10A-3(b)(i) under the Securities Exchange Act of 1934.  The Audit Committee is governed by a written charter approved by the board of directors.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee serves, or has at any time served, as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a member of the compensation committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as a member of our compensation committee.

Limitation of Liability and Indemnification of Officers and Directors

Our by-laws provide that our directors, officers and employees shall be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended, against all expense, liability and loss reasonably incurred or suffered by them in connection with their service for or on behalf of us.  In addition, we have entered into separate indemnification agreements with our directors and executive officers. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. These indemnification agreements may require us to indemnify our directors and executive officers for related expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement that were actually and reasonably incurred or suffered by a director or executive officer in an action or proceeding arising out of his or her service as one of our directors or executive officers.  In order to cover the foregoing potential expenses and liablity, we have obtained insurance that insures our directors and officers against specified losses.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

The compensation committee currently oversees the design and administration of our executive compensation program.

The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites consist of reimbursement for certain automobile payments and health insurance benefits. Our philosophy is to position the aggregate of these elements at a level that is commensurate with our size and sustained performance.

Compensation Program Objectives and Philosophy

The objectives of our compensation programs are to:

•                  attract, motivate and retain talented and dedicated executive officers;

•                  provide our executive officers with both cash and equity incentives to further the interests of us and our stockholders; and

•                  provide employees with long-term incentives so we can retain them and provide stability during our growth stage

Generally, the compensation of our executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the compensation committee reviewed the individual contributions of the particular executive. The management incentive program for 2006 is a discretionary award determined by the compensation committee based on company performance. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time.

For each of our named executive officers, the compensation committee reviews and approves all elements of compensation taking into consideration recommendations from our principal executive officer (for compensation other than his own), as well as competitive market guidance provided at the request of the compensation committee.

We have designed our management incentive program so that bonuses paid thereunder will qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code). Given the compensation cost to us of awarding stock options under recent accounting pronouncements, we will consider the size and frequency of any future stock option awards under our long-term equity incentive program.

Base Salaries

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, and to provide a base wage that is not subject to our performance risk. We review base salaries for our named executive officers annually in January and increases are based on our performance and individual performance. The salary of our principal executive officer is set by our compensation committee.

Cash Incentives

We provide the opportunity for our named executive officers and other executives to earn cash incentive award. We provide this opportunity to attract and retain an appropriate caliber of talent for the position and to motivate executives to achieve our annual business goals. We plan to review cash incentive awards for our named executive officers and other executives annually in March to determine award payments for the last completed fiscal year, as well as to establish award opportunities for the current fiscal year.

Awards are subject to the compensation committee’s discretion and may take into account corporate performance measures, including, but not limited to, revenues, EBITDA and net income. The compensation committee establishes award criteria, generally, as a percentage of annual growth.

For the year ended December 31, 2006, John Kang, our chairman of the board and Young Ham, our chief financial officer, are eligible to receive cash awards under the 2006 management incentive program based on revenue and profit growth over 2005.  Mr. Kang is eligible for cash awards of 5% of revenues that exceed annual revenues in 2005.  Mr. Ham is eligible for cash awards of 1% of profit that exceed profits in 2005.  The awards are subject to final approval by the compensation committee based on overall performance of the company.   There were no such awards declared or paid to our named executive officers during 2006.

In setting the target bonus amounts, our Board took into consideration that our named executive officers have significant equity interests in us through direct ownership of shares or prior option grants, which already provide them with performance incentives.

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

For our named executive officers, our stock option program is based on grants that are individually negotiated in connection with employment agreements and other grants to our executives. We have traditionally used stock options as its form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of FAS 123(R), resulted in less compensation expense for us relative to other types of equity awards. During 2006, all grants of stock options to our employees were granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. For a discussion of the determination of the fair market value of these grants, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”.

We do not time stock option grants to executives in coordination with the release of material non-public information. Our stock options have a 10-year contractual exercise term or 5-year contractual term if the optionee owns more than 10% of voting power of the company. In general, the option grants are also subject to the following post-termination and change in control provisions:

Event	Award Vesting	Exercise Term
Termination by Us Reason Other than Cause, Disability or Death	Forfeit Unvested (1)	3 months from Date of Termination (1)
Disability or Death	Forfeit Unvested	12 months from Date of Termination
Termination for Cause	Forfeit Vested and Unvested	—
Other Termination	Forfeit Unvested	90 days from Date of Termination
Change in Control	Accelerated (2)	Accelerated (2)

(1)             Options granted under the 2002 Non-employee Director Option Plan will continue to vest and be exercisable for 12 months following the termination.

(2)             The Board of Directors may, at its discretion, may amend vesting rights including additional grant additional shares in case of mergers or reorganizations for anti-dilution purposes.

The vesting of certain of our named executive officers’ stock options may be accelerated pursuant to the terms of their employment agreements in certain termination and/or change in control events. These terms are more fully described in “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

Executive Benefits and Perquisites

We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) savings plan. We do not match employee contributions under our 401(k) plan. Participation in general health and welfare benefits and the 401(k) plan are voluntary and are available to all eligible employees of the company.  We provide these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For the last completed fiscal year, perquisites other than general health and welfare benefits consisted of car payment reimbursements provided to John Kang, our chairman of the board, and CK Cho, our director.

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the company during the year ended December 31, 2006: (i) Larry Buffington, our president and chief executive officer; (ii) Young Ham, our chief financial officer; and (iii) John Kang, who is our chairman of the board, James Kang, who is a former founder and director of the board, and  Ricardo Salas, who is a former president and chief executive officer, which persons are the three most highly compensated executives whose total compensation exceeded $200,000, other than Messrs. Buffington and Ham, who were serving as executive officers at December 31, 2006.  The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2006, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the year ended December 31, 2006; (ii) the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with SFAS 123 (R); (iii) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings during the year; (v) all other compensation for the year; and, finally, (vi) the dollar value of total compensation for the year.

							Change in
							Pension Value
							and
							Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Earnings	Compensation		Total
Larry Buffington (2)	2006	$41,667	—	—	—	—	—	—		$41,667
Young Ham	2006	$153,438	—	—	$25,526	—	—	—		$178,964
John Kang	2006	$213,750	—	—	—	—	—	$11,752	(3)	$225,502
James Kang	2006	$250,000	—	—	—	—	—	—		$250,000
Ricardo Salas (4)	2006	$222,418	—	—	$51,052	—	—	—		$273,470

(1)             Amount represent the expensed fair value of stock options granted in 2006 under SFAS 123(R) as discussed in Note 17, “Stock Compensation Plan” to our financial statement included elsewhere in this annual report on Form 10-K.

(2)             Mr. Buffington commenced employment in October 2006 at an initial annual salary of $200,000, which was subsequently  adjusted to $250,000 in January 2007.

(3)             Amount represents automobile lease payments.

(4)             Mr. Salas resigned as our president and chief executive officer of the company in October 2006.

For a description of the material terms of employment agreements with our named executive officers, see “—Employment Agreements.”

Grants of Plan–based Awards

The following table sets forth information regarding all incentive plan awards that were made to the named executive officers during 2006, including incentive plan awards (equity-based and non-equity based) and other planned-based awards.  Disclosure on a separate line item is provided for each grant of an award made to a named executive officer during the year.  The information supplements the dollar value disclosure of stock, option and non-stock awards in the Summary Compensation Table by providing additional details about such awards.  Equity incentive-based awards are subject to a performance condition or a market condition as those terms are defined by SFAS 123(R).  Non-equity incentive plan awards are awards that are not subject to SFAS 123(R) and are intended to serve as an incentive for performance to occur over a specified period.

								All Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise
		Estimated Future Payouts			Estimated Future Payouts			Number	Number of	or Base
		Under Non–Equity Incentive			Under Equity Incentive			of Shares	Securities	Price of
	Grant	Plan Awards			Plan Awards			of Stock	Underlying	Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards
Larry Buffington	—	—	—	—	—	—	—	—	—	—
Young Ham	4/1/06	—	—	—	—	—	—	—	25,000	$1.44
John Kang	—	—	—	—	—	—	—	—	—	—
James Kang	—	—	—	—	—	—	—	—	—	—
Ricardo Salas	4/1/06	—	—	—	—	—	—	—	500,000	$1.44

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2006, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

Stock Awards
	Option Awards								Equity Incentive Plan	Equity Incentive Plan
Name	Number of Securities Underlying Unexer- cised Options Exercis- able	Number of Securities Underlying Unexercised Options Unexer- cisable	Equity Incentive Plan Awards Number of Securities Underlying Unexer- cised Unearned Options	Option Exercise Price	Option Expiration Date	Vesting Commence- ment Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Larry Buffington	—	—	—	—	—	—	—	—	—	—
Young Ham	20,000 7,500 10,000 —	30,000 30,000 40,000 25,000	— — — —	$1.42 $2.33 $1.69 $1.44	7/14/2014 12/31/2014 2/28/2015 3/31/2016	7/15/2005(1) 1/1/2006(1) 3/1/2006(1) 4/1/2007(1)	—	—	—	—
John Kang	21,505 1,591,399 10,000	— — 40,000	— — —	$4.65 $4.65 $2.33	12/30/2010 12/30/2010 12/31/2014	12/31/2000(2) 12/31/2000(2)1/1/2006(1)	—	—	—	—
James Kang	43,010 253,764 2,532,259 48,387	— — — —	— — — —	$2.33 $2.33 $6.20 $6.20	4/7/2008 4/7/2008 5/20/2011 5/20/2011	4/8/1999(3) 4/8/1999(3) 5/21/2002(4) 5/21/2002(4)	—	—	—	—
Ricardo Salas	— —	153,260 346,740	— —	$1.44 $1.44	3/31/2016 3/31/2016	4/1/2007(1) 4/1/2007(1)	—	—	—	—

(1)             The shares underlying this option vest 20% per year starting with the vesting commencement date and thereafter.

(2)             The shares underlying this option vest 100% immediately on grant date.

(3)             The shares underlying this option vest 25% per year starting with the vesting commencement date and thereafter.

(4)             The shares underlying this option vest 33% per year starting with the vesting commencement date and thereafter.

Option Exercises and Stock Vested

There were no exercise of stock options and vesting of restricted stock during 2006.

Employment Agreements

We have entered into the following employment agreements with the executive officers identified above. Larry Buffington, who was elected as our President and Chief Executive Officer on October 8, 2006, received an initial base salary of $200,000 for serving as President and Chief Executive Officer of our company.  Effective January 1, 2007, the Compensation Committee approved an increase in the base salary to $250,000.  We and Mr. Buffington have not yet entered into an employment agreement relating to Mr. Buffington’s employment with us, but we may determine to do so in the future.

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

Young Ham.  On April 15, 2005, we entered into an employment agreement with Young Ham, which provides for his employment as the named Chief Financial Officer.  Mr. Ham’s employment agreement expires April 15, 2008, and his term may continue subsequent to the expiration date on a month-to-month basis at the same salary.  His annual salary is $150,000, and he received 50,000 stock options as part of the employment agreement with an exercise price of $1.42 per share.  The options expire on July 14, 2014 and vest at a rate of 20% per year for five years. If we terminate Mr. Ham’s employment without cause, we are responsible for paying Mr. Ham a severance benefit of Mr. Ham’s monthly base salary for three-month period immediately following the effective date of the termination.

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, that covers all of our employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by up to 15% of their taxable compensation or of the statutorily prescribed annual limit, whichever is lower, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan permits us, in our sole discretion, to make additional employer contributions to the 401(k) plan. However, we do not currently make employer contributions to the 401(k) plan and may not do so in the future. As such, contributions by employees or by us to the 401(k) plan, and the income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and we can deduct our contributions, if any, at the time they are made.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The compensation committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests. We sponsor a tax qualified defined contribution 401(k) savings plan.

Disclosure Regarding Termination and Change Control Provisions

Potential payments payable to our executive officers upon termination of employment following a change in control of us is discussed under “—Employment Agreements”. The compensation committee of our board of directors may, at their discretion, amend or add benefits to these arrangements as they deem advisable.

Director Compensation

The following table sets forth information regarding the compensation received by each of our directors during the year ended December 31, 2006;

						Change in
						Pension Value
						and
						Nonqualified
	Fees Earned				Non-Equity	Deferred
	orPaid	Stock	Option		Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards(1)		Compensation	Earnings	Compensation		Total
John Kang	—	—	—	(2)	—	—	—		—
William Johnson	—	—	$5,469	(3)	—	—	—		$5,469
Dean Tanella	$75,000	—	$16,388	(4)	—	—	—		$91,388
Robert Biehl	—	—	$5,469	(5)	—	—	$47,500	(8)	$52,969
CK Cho	—	—	$5,469	(6)	—	—	$76,365	(9)	$81,834
Patrick Caruana	$1,667	—	$60,867	(7)	—	—	—		$62,534

(1)             Amounts represent the expensed fair value of stock options granted in 2006 under SFAS 123(R) as discussed in Note 15, “Stock Compensation Plan”, to our consolidated financial statements included elsewhere in this report on Form 10K.

(2)             1,662,904 shares of options were outstanding as of December 31, 2006.

(3)             70,000 shares of options were outstanding as of December 31, 2006.

(4)             90,000 shares of options were outstanding as of December 31, 2006.

(5)             60,000 shares of options were outstanding as of December 31, 2006.

(6)             60,000 shares of options were outstanding as of December 31, 2006.

(7)             50,000 shares of options were outstanding as of December 31, 2006.

(8)             Amount represents shares of stock issued in lieu of cash payment.

(9)    Amount represents $20,639 of automobile lease payments, $15,726 of purchases made using company credit card, and $40,000 shares of stock issued in lieu of cash payment.

Our non-employee directors receive an annual fee of $10,000 for their service to our board and are reimbursed for expenses incurred in attending board and committee meetings.  Non-employee directors are also entitled to receive a $10,000 annual cash stipend for each standing board committee (excluding the Audit Committee) on which the director serves.  For Audit Committee service, the Audit Committee chairman is entitled to a $35,000 annual stipend, and the other members of the Audit Committee are entitled to a $27,500 annual stipend.  In addition to the annual stipends, each non-employee director is entitled to receive a per-meeting fee of $1,000 for each meeting of the board of directors or any board committee attended in person.  Effective December 30, 2005, Dean Tanella was elected as the lead independent director of our company.  The lead independent director is entitled to a $30,000 annual stipend.

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

No director who is an employee will receive separate compensation for services rendered as a director.  However, our employee directors are eligible to participate in our 2002 Equity Incentive Plan

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed the above Compensation Discussion & Analysis with management and, based on such review and discussion, has recommended to the board of directors that the Compensation Discussion & Analysis be included in the company’s Annual Report on Form 10-K statement.

CK Cho

Robert Biehl

December 31, 2006

Compensation Committee of the Board of Directors

The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1993 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 1, 2007 by:

•                  each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of February 1, 2007 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned. A total of 44,311,768 shares of our common stock were issued and outstanding as of February 1,

2007.  Unless otherwise indicated, the address of all directors and named executive officers is 25800 Commercentre Drive, Suite 100, Lake Forest, CA 92630.

Name of Beneficial Owner	Shares	Percent of Class
5% Stockholders
Tjoa Thian Song(1) 16 Raffles Quay #B1-14A Hong Leong Building Singapore 0101	4,008,523	9%

Jack Chitayat(2) 1133 Park Avenue, Suite 1W New York, NY 10128	2,669,289	6%

James Kang(3) Hyundai Hyperion Apt. 101-403 Youngsan-Gu, Hannam-Dong Seoul, Korea	6,149,991	14%

Directors and Named Executive Officers
John Kang(4)	5,084,973	12%

William Johnson(5)	1,176,650	3%

Dean Tanella(6)	67,620	*

Robert Biehl(7)	116,059	*

CK Cho(8)	1,213,452	3%

Patrick Caruana(9)	—	—

Young Ham(10)	60,000	*

All directors and executive officers as a group (7 persons)	7,718,754	18%

*  Less than one percent.

(1)           3,874,585 of these shares are held of record by a revocable grantor trust established by Mr. Tjoa for himself and his family members.  Mr. Tjoa continues to beneficially own all such shares.

(2)           Includes 125,000 shares issuable pursuant to currently exercisable warrants held by Atlantic Realty Group, Inc., a company controlled by Mr. Chitayat, and 91,792 shares held of record by a trust established by Mr. Chitayat for his family members.  Mr. Chitayat continues to beneficially own all such shares.

(3)           Includes 67,829 shares issuable pursuant to currently exercisable warrants. Also includes 2,877,420 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of January 9, 2007 and includes 969 shares held by James Kang’s minor children.  Does not include the 1,700,000 shares that Mr. Kang has agreed to personally purchase on October 31, 2006 from Innometal Co., Ltd. as an inducement for Innometal to enter into a Settlement Agreement with us.  Innometal agreed to accept these shares in full satisfaction of all of our obligations to them under January 2004 settlement agreement.

(4)           As of August 22, 2003, John Kang was named Chairman of our board of directors. Mr. Kang resigned from his position as President and Chief Executive Officer of our company on December 30, 2005.  However, he continues to serve as Chairman of the Board and continues to work for our company on a full-time basis.  The beneficial shares include:

(a)       1,632,904 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 1, 2007.  Does not include 30,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 1, 2007; and

(b)       152,400 shares held by Mr. Kang’s minor children.

(5)           Includes 26,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 1, 2007.  Does not include 54,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 1, 2007.

(6)           Includes 16,130 shares held by Mr. Tanella’s investment firm, HarborLight Diversified Fund, LP.  Also, includes 2,890 shares held by Mr. Tanella’s family.  Includes 40,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 1, 2007. Does not include 80,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 1, 2007.

(7)           Includes 22,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 1, 2007. Does not include 48,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 1, 2007.

(8)           Includes 233,285 shares issuable pursuant to currently exercisable warrants and 716,569 shares issuable pursuant to currently convertible notes.  Also, includes 22,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 1, 2007.  Does not include 48,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 1, 2007.

(9)           Mr. Caruana holds 60,000 shares issuable pursuant to outstanding stock options, none of which are exercisable currently or within 60 days of February 1, 2007.

 (10)        Includes 60,000 shares issuable pursuant to outstanding stock options exercisable currently or within 60 days of February 1, 2007.  Does not include 102,500 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 1, 2007.

Equity Incentive / Equity Compensation Plans

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans.  We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

Securities authorized for issuance under equity compensation plans as of December 31, 2006 were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	7,792,591	$4.35	8,653,923
Equity compensation plans not approved by stockholders	5,252,123	$2.77	—
Total	13,044,714		8,653,923

Equity compensation plans not approved by stockholders consist of:

•                  Warrants to purchase up to 893,750 shares issued on June 13, 2005 with an exercise price of $2.00 per share and an expiration date of June 13, 2010;

•                  Warrants to purchase up to 2,883,965 shares issued on August 2, 2005 with an exercise price of $2.00 per share and an expiration date of August 2, 2010;

•                  Warrants to purchase up to 125,000 shares issued on March 17, 2006 with an exercise price of $2.00 per share and an expiration date of March 17, 2009;

•                  Warrants to purchase up to 973,064 shares issued between May 17, 2006 and December 1, 2006 with an exercise price of $2,58 per share and an expiration date of May 17, 2011; and

•                  Warrants to purchase up to 376,345 shares issued to Paul Azinger on January 1, 2001 with an exercise price of $1.16 per share and an expiration date of January 1, 2008.

The number of securities and type of plans available for future issuance of stock options as of December 31, 2006 were as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
1996 Stock Option Plan	12,903,226	1,974,365	3,225,006	—
2002 Equity Incentive Plan	10,000,000	—	2,016,077	7,983,923
2002 Non-employee Director Stock Option Plan	1,000,000	—	330,000	670,000
Total Stock Options	23,903,226	1,974,365	5,601,083	8,653,923

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

As of December 31, 2006, options to purchase 3,225,006 shares of common stock were outstanding at a weighted average price of $6.14 per share under the 1996 Stock Option Plan. As of December 31, 2006, options to purchase 1,974,365 shares had been issued upon exercise of options under the plan. There were 3,223,069 options exercisable under the 1996 Stock Option Plan as of December 31, 2006.

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

Any incentive stock options granted to an optionee which, when combined with all other incentive stock options becoming exercisable for the first time in any calendar year that are held by that person, would have an aggregate fair market value in excess of $0.1 million, shall automatically be treated as nonstatutory stock options.

The plan may be amended, altered, suspended or terminated by our board of directors at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option previously granted without the consent of the affected optionee. Unless terminated sooner, the plan will terminate automatically in September 2012.  As of December 31, 2006, there were 2,016,077 outstanding options or stock awards at a weighted average price of $2.46 under the plan.  There were 854,093 options exercisable under the 2002 Equity Incentive Plan as of December 31, 2006.

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

In February 2006, the non-employee directors of our company were given the opportunity to receive shares of stock under the plan in lieu of director and committee fees that were due for fiscal year 2006.  Such shares were issuable to such directors at an average price of $0.88 per share, the effective closing price of our stock on January 1, 2006 when the fees became due.  In April 2006, we issued a total of 99,432 shares to non-employee directors in lieu of these fees.

In March 2006, one of the former non-employee directors of our company, Vincent Addonisio, was given the opportunity to receive shares of stock under the plan in lieu of past-due director and committee fees that were due to him for periods through December 31, 2005 at an average price of $1.50.  We issued a total of 10,000 shares at an average price of $1.50 in March 2006.

In April 2006, the non-employee directors of our company were given the opportunity to receive shares of stock under the plan in lieu of past-due director and committee fees that were due to them for director fees for fiscal year 2006 due to them as of January 1, 2006.  Such shares were issuable to such directors at an average price of $0.88 per share.  In April 2006, a total of 109,437 shares were issued to non-employee directors in lieu of these past-due fees.

In May 2006, our former President and Chief Operating Officer, Ricardo Salas, was given the opportunity to receive shares of stock under the plan in lieu of past-due salaries and fees that were due to him for services rendered through March 31, 2006.  Such shares were issuable to Mr. Salas at an average price of $1.41 per share.  In May 2006, a total of 28,960 shares were issued to Mr. Salas in lieu of these past-due salaries and fees.

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

As of December 31, 2006, options to purchase 330,000 shares of common stock were outstanding at a weighted average price of $2.16 per share under the 2002 Non-employee Director Stock Option Plan. There were 54,000 options exercisable under the 002 Non-employee Director Stock Option Plan as of December 31, 2006.

The plan will terminate in October 2012, unless our board of directors terminates it sooner.

Item 13. Certain Relationships and Related Transactions

In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by, Jack Chitayat, a former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2.0 million.  The Company recognized $0.1 million of revenues as minimum royalty fees under the license agreement during the year ended December 31, 2006.

In December 2006, the Company entered into an amended the license agreement with LLPG, which extends the license agreement to fifteen years at reduced royalty rates.  Additionally, the amended license agreement includes a $0.4 million termination fee to be paid out in quarterly installments in 2007.  The termination fee will be recognized as revenue when received in 2007.

The Company has a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the years ended December 31, 2006 and 2005, amounted to $0.1 million and $20 thousand, respectively.

Additionally, the Company is a party to a consulting agreement with Mr. Johnson.  Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy.  During 2005, the agreement continued on a month to month basis.  In April 2006, the Company entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006.  During the years ended December 31, 2006 and 2005, the Company incurred $0.1 million and $15 thousand in consulting fees from Mr. Johnson, respectively.

The Company is a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of the Company.  Under this agreement, the Company engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  On January 1, 2006, the term of the agreement was extended to December 31, 2006 and on January 1, 2007, the term of the agreement was once again extended to December 31, 2007.  During the years ended December 31, 2006 and 2005, the Company incurred $0 and $0.1 million in consulting fees from Chitnis Consulting, respectively.

Soo Buchanan, the sister of John Kang and James Kang, was employed by the Company and was paid aggregate compensation of approximately $0 and $0.1 million as of December 31, 2006 and 2005, respectively.  Effective, July 31, 2005, Ms. Buchanan was terminated as an employee and began providing services to the Company as a consultant.  During 2006 and 2005, the Company incurred $0.1 million and $24 thousand, respectively, for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $0.1 million as of December 31, 2006 and 2005.

In November 2004, the Company entered into an agreement with John Kang, our Chairman of the Board, in which Mr. Kang agreed that certain stock transactions by him in 2002 involving the Company’s common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”).  These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering.  They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively).  Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of the Company’s common stock made by Mr. Kang in August 2002.

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $0.3 million.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $0.3 million receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of December 31, 2006, the outstanding amount of the receivable was $0.2 million, which is included in other assets.  Mr. Kang has paid $0 during 2006 and is currently in negotiation with the Board of Directors on a payment plan for the remaining liability.

During the year ended December 31, 2005, the Company executed a $0.2 million promissory note with CK Cho, member of our Board of Directors, for working capital purposes.  The note was due and paid in full as of June 20, 2005.  The note had an annual rate of interest of 6% resulting in the Company paying approximately $2 thousand in interest.  Further, during the year ended December 31, 2005 Mr. Cho advanced approximately $1.3 million to cover short-term liquidity needs.  The advance were made without interest and were repaid as of December 31, 2005.  As of both, December 31 2006 and 2005, Mr. Cho holds $0.6 million of Senior Convertible Notes and holds 92,584 exercisable warrants.

During the year ended December 31, 2005, Ricardo Salas, the Company’s former President and Chief Executive Officer, and Young Ham, our Chief Financial Officer, advanced the Company $0.1 million and $0.1 million to cover short-term liquidity needs, respectively.  The advances were made without interest and were repaid as of December 31, 2005.  During the year ended December 31, 2006, Ricardo Salas, the Company’s former President and Chief Executive Officer advanced the Company $0.6 million to cover short-term liquidity need.  The Company paid $0.1 million to Mr. Salas using 7.75% interest rate and on December 1 2006, the remaining balance of $0.5 million and its accrued interest of $9 thousand was converted into the 8% Unsecured Subordinated Notes.  Mr. Salas also held $0.3 million of senior convertible notes and $0.6 million of the August 2007 Subordinated Notes and held a total of 154,529 warrants as of December 31, 2006.

During 2006, the Company purchased production supplies and molds from Grace Metal, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of the Company.  The Company purchased a total of $0.5 million for the year ended December 31, 2006, of which, $10 thousand is included in accounts payable and accrued liabilities at December 31, 2006.

We believe that each of the foregoing transactions was consummated on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

Item 14. Principal Accounting Fees and Services

Prior to January 2006, Stonefield Josephson, Inc. was our independent public accountant; however, effective December 1 2005, Stonefield Josephson, Inc. resigned as our independent accountant.  Liquidmetal Technologies subsequently engaged Choi, Kim & Park, LLP on January 20, 2006.  The following includes principal accounting fees and services from our auditors.

Choi, Kim & Park, LLP

The following table summarizes the aggregate fees billed to the Company by Choi, Kim & Park, LLP for professional services:

Fees	2006
Audit Fees (1)	$540,000

(1) Audit Fees. Fees for audit services billed in 2006 consisted of:

•                  Audit of the Company’s financial statements for 2005;

•                  Review of the Company’s quarterly financial statements for 2006;

•                  Review of the Company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 for 2006;

•                  Review of the Company’s restatements of all quarterly and annual financial statements for 2004 and 2005 and the first quarterly financial statement for 2006;

•                  Review of the Company’s S-1 filing for 2006.

Stonefield Josephson, Inc.

Stonefield Josephson, Inc. was engaged in May 2004 and has served as our independent public accountants during the year ended December 31, 2003 and 2004, and through December 1, 2005.

The following table summarizes the aggregate fees billed to the Company by Stonefield for professional services:

Fees	2004	2005	2006
Audit Fees (1)	$150,000	$420,000	$132,000

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

Fees for services billed in 2006 consisted of:

•                  Review of the Company’s 2004 and 2005 numbers as included in the Company’s annual and quarterly financial statements for 2005 and 2006, respectively.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent directors on a case-by-case basis.  The Audit Committee approved 100% of the services performed by Choi, Kim & Park, LLP and Stonefield Josephson, Inc. in 2006, 2005, and 2004 as identified above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Financial Statements.

2. Financial Statement Schedules. See the last page of Consolidated Financial Statements.

3. Exhibits. See Item 15(c) below.

(b) Exhibits.	The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or incorporated by reference into, this report.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2003).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on August 14, 2003).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

10.1

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

10.5

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

10.7*	2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

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

10.22

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

10.26	Credit Service Agreement, dated February 2003, between Liquidmetal Korea Co., Ltd. and Kookmin Bank (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 31, 2003).

10.27	Agreement for Rent dated February, 2003, between Liquidmetal Korea Co., Ltd. and Dong Myung Seo Bank (incorporated by reference to Exhibit 10.21 to the Form 10-K filed on March 31, 2003).

10.29	Settlement Agreement, dated January 10, 2004, between Liquidmetal Korea Co., Ltd. and Growell Metal Co., Ltd. (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on November 10, 2004).

10.30

Amended and Restated Securities Purchase Agreement, dated March 1, 2004, among Liquidmetal Technologies, Inc., Michigan Venture Capital Co., Ltd., and the investors identified as “Purchasers” therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2004).

Exhibit Number	Document Description

10.31	Form of 6% Senior Convertible Note issued under Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 2, 2004).

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

10.36	Form of 6% Senior Convertible Note issued under Securities Purchase Agreement (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on July 2, 2004).

10.37

Registration Rights Agreement, dated March 1, 2004, among Liquidmetal Technologies, Inc. and the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on July 2, 2004).

10.38	Form of Common Stock Purchase Warrant granted to purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on July 2, 2004).

10.39	Form of Placement Agent Common Stock Purchase Warrant, dated March 1, 2004 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on July 2, 2004).

10.40	Security Agreement, dated March 1, 2004, between Liquidmetal Technologies, Inc. and Middlebury Capital LLC, as agent (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on July 2, 2004).

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

10.43

Form of 6% Senior Secured Note Due 2007 of Liquidmetal Technologies, Inc. issued pursuant to Note Exchange Agreement filed as Exhibit 10.3 hereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 20, 2004).

10.44

Note Exchange Agreement, dated July 29, 2004, among Liquidmetal Technologies, Inc and Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 20, 2004).

10.45	10% Senior Secured Notes Due 2005 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 20, 2004).

10.46	Form of 6% Senior Secured Note Due 2007 of Liquidmetal Technologies, Inc. issued to Winvest Venture Partners Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on August 20, 2004).

10.48

Securities Purchase Agreement dated August 2, 2005, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference from Exhibit 10.1 of the Registrant’s 10-Q/A filed on 08/30/05)

10.49	Form of 7% Senior Secured Convertible Note of Liquidmetal Technologies, Inc., dated August 2, 2005 (incorporated by reference from Exhibit 10.2 of the Registrant’s 10-Q/A filed on 08/30/05)

10.50	Form of Common Stock Purchase Warrant, dated August 2, 2005 (incorporated by reference from Exhibit 10.3 of the Registrant’s 10-Q/A filed on 08/30/05)

10.51

Amended and Restated Registration Rights Agreement, dated August 2, 2005, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference from Exhibit 10.4 of the Registrant’s 10-Q/A filed on 08/30/05)

10.52

Amended and Restated Security Agreement, dated August 2, 2005, among Liquidmetal Technologies, Inc. and the parties identified as the “Secured Parties” therein (incorporated by reference from Exhibit 10.5 of Registrant’s 10-Q/A filed on 08/30/05)

Exhibit Number	Document Description

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

10.57

Registration Rights Agreement, dated June 13, 2005, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference from Exhibit 99.4 of the Registrant’s 8-K filed on 06/16/05)

10.58

Agreement, dated November 3, 2004, between Liquidmetal Technologies, Inc. and John Kang relating to liability under Section 16(b) (incorporated by reference from Exhibit 10.58 to the Form 10-K filed on March 16, 2006).

10.59	Form of Indemnity Agreement between Liquidmetal Technologies, Inc. and directors and executive officers (incorporated by reference from Exhibit 10.59 to the Form 10-K filed on March 16, 2006).

10.60

Factoring, Loan, and Security Agreement, dated April 21, 2005, between Liquidmetal Technologies, Inc. and Hana Financial, Inc. and Amendment No. 1 to Factoring, Loan, and Security Agreement, dated January 27, 2006, between Liquidmetal Technologies, Inc. and Hana Financial, Inc. (incorporated by reference to Exhibit 10.60 to the Registration Statement on Form S-1 (Amendment No. 1) filed on 04/20/06 (Registration No. 333-130251)).

10.61

10% Subordinated Promissory Note Due October 16, 2006 of Liquidmetal Technologies, Inc., dated March 17, 2006, issued to Atlantic Realty Group, Inc. (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 (Amendment No. 1) filed on 04/20/06 (Registration No. 333-130251)).

10.62

Warrant for Purchase of Shares of Common Stock, dated March 17, 2006, granted by Liquidmetal Technologies, Inc. to Atlantic Realty Group, Inc. (incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 (Amendment No. 1) filed on 04/20/06 (Registration No. 333-130251)).

10.63

Amendment to Settlement Agreement, dated March 21, 2006, between Liquidmetal Technologies, Inc. and Innometal Co., Ltd. (incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 (Amendment No. 1) filed on 04/20/06 (Registration No. 333-130251)).

10.64

Employment Agreement, dated April 19, 2006, between Liquidmetal Technologies, Inc. and Ricardo Salas (incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 (Amendment No. 1) filed on 04/20/06 (Registration No. 333-130251)).

10.65

Consulting Agreement, dated April 12, 2006, between Liquidmetal Technologies, Inc. and William Johnson (incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1 (Amendment No. 1) filed on 04/20/06 (Registration No. 333-130251)).

10.66

Securities Purchase Agreement, dated May 17, 2006, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference to Exhibit 10.66 to the Registration Statement on Form S-1 (Amendment No. 2) filed on 07/20/06 (Registration No. 333-130251)).

10.67

Form of 8% Unsecured Subordinated Note due August 2007 (incorporated by reference to Exhibit 10.67 to the Registration Statement on Form S-1 (Amendment No. 2) filed on 07/20/06 (Registration No. 333-130251)).

10.68

Form of Common Stock Purchase Warrant, dated May 17, 2006 (incorporated by reference to Exhibit 10.68 to the Registration Statement on Form S-1 (Amendment No. 2) filed on 07/20/06 (Registration No. 333-130251)).

10.69

Registration Rights Agreement, dated May 17, 2006, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1 (Amendment No. 2) filed on 07/20/06 (Registration No. 333-130251)).

10.70	Consulting Agreement, dated October 20, 2006, between Liquidmetal Technologies, Inc. and James Kang (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on 10/24/06).

10.71

Amendment of Stock Option Agreements and Consulting Agreement, dated November 13, 2006, between Liquidmetal Technologies, Inc. and James Kang (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on 11/14/06).

10.72

Securities Purchase Agreement, dated January 3, 2007 (the “Securities Purchase Agreement”), among Liquidmetal Technologies, Inc. (the “Company”) and the investors listed on the Schedule of Buyers attached thereto (the “Buyers”) (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on 01/04/07).

10.73	Form of Convertible Subordinated Note issued pursuant to Securities Purchase Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on 01/04/07).

10.74	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on 01/04/07).

10.75	Registration Rights Agreement, dated January 3, 2007, among the Company and the Buyers (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on 01/04/07).

10.76	Amendment No. 2 to Factoring, Loan & Security Agreement, dated January 23, 2007, between Liquidmetal Technologies Inc. and Hana Financial, Inc.

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21	Subsidiaries of the Registrant. (incorporated by reference from Exhibit 21 to the Form 10-K filed on November 10, 2004).

23.1	Consent of Registered Independent Public Accounting Firm, Choi, Kim & Park, LLP.

23.2	Consent of Registered Independent Public Accounting Firm, Stonefield Josephson, Inc.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. 1350.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ Larry Buffington

Larry Buffington President and Chief Executive Officer

Date: March 16, 2007

	By:	/s/ Young Ham

Young Ham Chief Financial Officer

Date: March 16, 2007

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Buffington and Young Ham and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kang	Chairman of the Board and Director	March 16, 2007

John Kang

/s/ William Johnson	Director	March 16, 2007

William Johnson

/s/ Robert Biehl	Director	March 16, 2007

Robert Biehl

/s/ Dean Tanella	Director	March 16, 2007

Dean Tanella

/s/ CK Cho	Director	March 16, 2007

CK Cho

/s/ Patrick Caruana	Director	March 16, 2007

Patrick Caruana

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the years ended December 31, 2006 and 2005 as well as the effects of the adjustments for the correction of the error described in Note 2 as of and for the year ended December 31, 2004. Our audits also included the financial statement schedule listed at index in Item 15(a) as of and for the years ended December 31, 2006 and 2005. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and cash flows for the years ended December 31, 2006 and 2005, as well as the effects of the adjustments for the correction of the error described in Note 2 as of and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Choi, Kim & Park LLP

Los Angeles, California
Certified Public Accountants

February 15, 2007, except for Note 2, as to which the date is July 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 2, the consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2004 (the 2004 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). Our audit also included the financial statement schedule listed at index in Item 15(a), except for the correction of the error described in Note 2, as of and for the year ended December 31, 2004. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

Irvine, California
Certified Public Accountants

March 3, 2005

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
		(Restated)
Assets

Current assets:
Cash and cash equivalents	$144	$1,392
Trade accounts receivables, net of allowance for doubtful accounts of $82 and $61	3,934	2,360
Inventories	3,765	1,748
Prepaid expenses and other current assets	830	609
Total current assets	8,673	6,109

Property, plant and equipment, net	12,095	13,437
Idle equipment	194	193
Other intangibles, net	1,170	1,185
Investment in joint venture	3	—
Other assets	109	639
Total assets	$22,244	$21,563

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	9,802	6,530
Settlement payable	—	3,331
Deferred revenue	202	1,275
Short-term debt	2,669	550
Long-term debt, current portion, net of debt discounts of $3,636 and $0	14,480	1,343
Warrant liabilities	2,662	1,792
Conversion feature liabilities	1,838	1,798
Other liabilities, current portion	177	483
Total current liabilities	31,830	17,102

Long-term debt, net of current portion and debt discounts of $0 and $8,259	225	5,433
Other long-term liabilities, net of current portion	552	348
Total liabilities	32,607	22,883

Shareholders’ deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,311,768 and
42,187,621 issued and outstanding at December 31, 2006 and 2005, respectively	44	42
Additional paid-in capital	136,031	130,893
Accumulated deficit	(149,047)	(134,525)
Accumulated other comprehensive income	2,609	2,270
Total shareholders’ deficiency	(10,363)	(1,320)

Total liabilities and shareholders’ deficiency	$22,244	$21,563

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)

Revenue	$27,669	$16,365	$17,429
Cost of sales	22,418	15,129	12,168

Gross profit	5,251	1,236	5,261

Operating expenses
Selling, general, and administrative	9,962	8,534	11,591
Research and development	950	1,120	1,467
Impairment of long lived assets	—	4,487	—
Total operating expenses	10,912	14,141	13,058

Loss before interest, other income, income taxes, and discontinued operations	(5,661)	(12,905)	(7,797)

Loss from extinguishments of debt	—	(1,247)	(2,941)
Change in value of warrants, gain	279	3,985	747
Change in value of conversion feature, (loss) gain	(226)	9,118	2,093
Other income	572	—	302
Interest expense	(9,509)	(6,021)	(6,577)
Interest income	23	17	37

Loss before income taxes and discontinued operations	(14,522)	(7,053)	(14,136)

Income Taxes	—	—	—

Loss from continuing operations	(14,522)	(7,053)	(14,136)

Discontinued operations:
Loss from operations of discontinued operations, net	—	—	(749)

Net loss	(14,522)	(7,053)	(14,885)

Other comprehensive loss:
Foreign exchange translation gain during the period	339	299	1,716
Comprehensive loss	$(14,183)	$(6,754)	$(13,169)

Per common share basic and diluted:
Loss per share - continuing operations	$(0.33)	$(0.17)	$(0.34)
Loss per share - discontinued operations	$—	$—	$(0.02)
Loss per share basic and diluted	$(0.33)	$(0.17)	$(0.36)

Number of weighted average shares - basic and diluted	43,809	41,833	41,610

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

				Unamortized
				Stock-		Accumulated
			Additional	based	Accumu-	Other
	Common	Common	Paid-in	Compen-	lated	Compre-hensive
	Shares	Stock	Capital	sation	Deficit	Income (loss)	Total
			(Restated)	(Restated)	(Restated)

Balance December 31, 2003	41,609,652	$42	$128,581	$(128)	$(112,587)	$255	$16,163

Stock-based compensation	—	—	261	15	—	—	276
Unamortized stock option-based compensation	—	—	(113)	113	—	—	—
Redemption of convertible notes payable	—	—	914	—	—	—	914
Warrants cancelled	—	—	7	—	—	—	7
Foreign exchange translation gain	—	—	—	—	—	1,716	1,716
Net loss	—	—	—	—	(14,885)	—	(14,885)

Balance, December 31, 2004 (As Restated)	41,609,652	$42	$129,650	$—	$(127,472)	$1,971	$4,191

Stock-based compensation	—	—	41	—	—	—	41
Conversion of notes payable	485,750	—	1,026	—	—	—	1,026
Redemption of convertible notes payable	—	—	1	—	—	—	1
Common stock issued as director’s fees	92,219	—	175	—	—	—	175
Foreign exchange translation gain	—	—	—	—	—	299	299
Net loss	—	—	—	—	(7,053)	—	(7,053)

Balance, December 31, 2005 (As Restated)	42,187,621	$42	$130,893	$—	$(134,525)	$2,270	$(1,320)
Conversion of notes payable	285,750	—	471	—	—	—	471
Common stock issued as director’s fees	109,437	—	102	—	—	—	102
Common stock issued to Innometal	1,700,000	2	3,448	—	—	—	3,450
Stock-based compensation	28,960	—	1,117	—	—	—	1,117
Foreign exchange translation gain	—	—	—	—	—	339	339
Net loss	—	—	—	—	(14,522)	—	(14,522)

Balance, December 31, 2006	44,311,768	$44	$136,031	$—	$(149,047)	$2,609	$(10,363)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Years Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Operating activities:
Net loss	$(14,522)	$(7,053)	$(14,885)
Add loss from operations and loss on disposition of discontinued operations	—	—	749
	(14,522)	(7,053)	(14,136)

Adjustments to reconcile loss from operations to net cash used for operating activities:
Impairment of long lived assets	—	4,307	—
(Gain) loss on disposal of asset	—	(14)	4
Depreciation and amortization	3,574	3,401	3,444
Loss on extinguishment of debt	—	1,247	2,941
Amortization of debt discount	6,158	3,869	5,834
Stock-based compensation	1,075	41	276
Bad debt expense (recovery)	47	(6)	84
Warranty expense	46	101	288
Loss (gain) from change in value of warrants	(279)	(3,985)	(747)
Loss (gain) from change in value of conversion feature	225	(9,118)	(2,093)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,621)	(686)	1,996
Inventories	(2,017)	(151)	(2,103)
Prepaid expenses and other current assets	(221)	350	(535)
Other assets	142	(378)	(869)
Accounts payable and accrued expenses	3,371	1,606	998
Deferred revenue	(1,073)	375	(535)
Other liabilities	(171)	(412)	(1,244)
Net cash used for continuing activities	(5,266)	(6,506)	(6,397)

Net cash provided by discontinued operations	—	—	73
Net cash used for operating activities	(5,266)	(6,506)	(6,324)

Investing Activities:
Purchases of property and equipment	(932)	(169)	(73)
Proceeds from the sale of property and equipment	104	69	38
Investment in patents and trademarks	(104)	(159)	(273)
Investment in joint venture	(3)	—	—
Net cash used for investing activities	(935)	(259)	(308)

Financing Activities:
Proceeds from borrowings	23,620	17,774	9,924
Repayment of borrowings	(18,117)	(11,333)	(5,184)
Repayment of other liabilities	69	(133)	(135)
Proceeds from restricted cash	—	754	(754)
Net cash provided by financing activities	5,572	7,062	3,851
Effect of foreign exchange translation	(619)	353	396
Net (decrease) increase in cash and cash equivalents	(1,248)	650	(2,385)
Cash and cash equivalents at beginning of period	1,392	742	3,127
Cash and cash equivalents at end of period	$144	$1,392	$742
Supplemental cash flow information
Interest paid	$1,970	$1,472	$640
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands, except share data)

In 2006, $286 of the Company’s 6% senior convertible notes due July 2007 was converted into 285,750 shares of the Company’s common stock at a conversion price of $1.00 per share.

In 2006, the Company fulfilled its settlement payable to Innometal (formerly known as Growell Metal) of $3,450, net of foreign exchange translation loss, through stock issuance of 1,700,000 shares of the company’s common stock.

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

.

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005, and 2004

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

The correction of the error to properly state the fair value of the embedded conversion feature of senior convertible notes in accordance with SFAS 133 resulted in recognition of $7,595 as a conversion feature liability as of the issuance of the senior convertible note in March 2004 as the convertible notes are considered non-conventional convertible debt instrument.  The correction resulted in recognition of the change in fair value of the embedded conversion feature in the Company’s earnings as a gain of $2,093 and $5,269 for the years ended December 31, 2004 and 2005, respectively, as well as adjustments to amortization of debt discount as interest expense of $2,974 and $1,076 for the years ended December 31, 2004 and 2005, respectively, and an additional loss on extinguishment of debt of $1,278 for the year ended December 31, 2004. Additionally, the Company recognized $542 in additional paid in capital from redemption and conversion of convertible notes as of December 31, 2005 (see Note 13).   As part of the restatement, reclassifications to prior period consolidated financial statements have been made for consistent presentation of our warrant liabilities, settlement payable, and change in value of warrant liabilities.

The effects of the restatements are as follows:

	December 31,
	2005	2005
	Previously	Restated
	Reported
ASSETS
Current Assets:
Cash and cash equivalents	$1,392	$1,392
Restricted cash	—	—
Trade accounts receivables, net of allowance for doubtful accounts	2,360	2,360
Inventories	1,748	1,748
Prepaid expenses and other current assets	609	609
Total current assets	6,109	6,109

Property, plant and equipment, net	13,437	13,437
Idle equipment	193	193
Long-term inventory	—	—
Other intangibles, net	1,185	1,185
Other assets	639	639
Total assets	$21,563	$21,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,530	$6,530
Settlement payable	3,331	3,331
Deferred revenue	1,275	1,275
Short-term debt	550	550
Long-term debt, current portion, net of debt discount	1,343	1,343
Other liabilities, current portion	483	483
Warrant liabilities	1,792	1,792
Conversion feature liabilities	959	1,798
Total current liabilities	16,263	17,102

Long-term debt, net of current portion and debt discount	6,338	5,433
Other long-term liabilities, net of current portion	348	348
Total liabilities	22,949	22,883

Shareholders’ equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized and 42,187,62 issued and outstanding at December 31, 2005	42	42
Additional paid-in capital	132,861	130,893
Accumulated deficit	(136,559)	(134,525)
Accumulated other comprehensive income	2,270	2,270
Total shareholder’ equity (deficiency)	(1,386)	(1,320)
Total liabilities and shareholders’ equity (deficiency)	$21,563	$21,563

		Years Ended December 31,
	2005	2005	2004	2004
	Previously	Restated	Previously	Restated
	Reported		Reported

Revenue	$16,365	$16,365	$17,429	$17,429
Cost of sales	15,129	15,129	12,168	12,168

Gross (loss) profit	1,236	1,236	5,261	5,261

Operating expenses
Selling, general, and administrative	8,534	8,534	11,591	11,591
Research and development	1,120	1,120	1,467	1,467
Impairment of goodwill	—	—	—	—
Impairment of long lived assets	4,487	4,487	—	—
Total operating expenses	14,141	14,141	13,058	13,058

Loss before interest, other income, income taxes, minority interest, and discontinued operations	(12,905)	(12,905)	(7,797)	(7,797)
Loss from extinguishments of debt	(1,247)	(1,247)	(1,663)	(2,941)
Change in value of warrants, (loss) gain	3,985	3,985	747	747
Change in value of conversion feature, (loss) gain	3,849	9,118	—	2,093
Other income	—	—	302	302
Interest expense	(4,945)	(6,021)	(3,603)	(6,577)
Interest income	17	17	37	37
Gain on sale of marketable securities held-for-sale	—	—	—	—
Loss before income taxes, minority interest and discontinued operations	(11,246)	(7,053)	(11,977)	(14,136)

Income taxes	—	—	—	—

Loss before minority interest and discontinued operations	(11,246)	(7,053)	(11,977)	(14,136)

Minority interest in loss of consolidated subsidiary	—	—	—	—

Loss from continuing operations	(11,246)	(7,053)	(11,977)	(14,136)

Discontinued operations:
Income (loss) from operations of discontinued operations, net	—	—	(749)	(749)
Gain (loss) from disposal of discontinued operations, net	—	—	—	—
Net Loss	(11,246)	(7,053)	(12,726)	(14,885)
Other comprehensive gain (loss):
Foreign exchange translation gain during the period	299	299	1,716	1,716
Net unrealized gain (loss) on marketable securities available-for-sale	—	—	—	—
Comprehensive loss	$(10,947)	$(6,754)	$(11,010)	$(13,169)

Per common share basic and diluted:
Loss per share - continuing operations	(0.27)	(0.17)	(0.29)	(0.34)
Loss per share - discontinuing operations	—	—	(0.02)	(0.02)
Loss per share basic and diluted	(0.27)	(0.17)	(0.31)	(0.36)

Number of weighted average shares - basic and diluted	41,833	41,833	41,610	41,610

3. Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $149,047 as of December 31, 2006.  Net cash used for continuing operations for the year ended December 31, 2006 was $5,266.  At December 31, 2006, working deficit was $23,157.  As of December 31, 2006, the Company’s principal source of liquidity is $144 of cash and $3,934 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continue to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The Company completed a $1,000 10% subordinated promissory note on March 17, 2006.  Also, on May 17, 2006, September 21, 2006, and December 1, 2006, the Company completed a private placement of 8% unsecured subordinated notes in the aggregate principal amount of $4,584 (see Note 13). Adequate funds may not be available when needed or may not be available on favorable terms.

On January 3, 2007, we completed a private placement of $14,800 in principal amount of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”). The January 2010 Notes were issued for aggregate cash in the amount of $12,850 and in payment of a total of $1,877 in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible Notes due August 2007 and our  8% Unsecured Subordinated Notes (see Note 23).

We anticipate that the $12,850 aggregate cash raised in the private placement will be sufficient to pursue our current operating plan only through the third quarter of 2007, and we will therefore require additional funding at or prior to that time.  Our need for additional capital could also be accelerated to before the third quarter of 2007 because we are currently in breach of an obligation under the January 2010 Notes to satisfy certain previously issued debt within five days of the issue date of the January 2010 Notes.  We are currently in discussions with the holders of the January 2010 Notes in an effort to negotiate a forbearance with respect to this breach, and the holders of the January 2010 Notes have not yet indicated a desire to declare a default under the January 2010 Notes.  However, we cannot be certain that the holders of such notes will not declare a default and accelerate all amounts due thereunder.

As a result of the foregoing, we are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and the possible sale of our Liquidmetal Coatings business.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

4. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its wholly-owned subsidiaries, Liquidmetal Korea Co., Ltd. (“LMT Korea”), located in South Korea, Chusik Hoesa Dongyang Yudoro (“Dongyang”), now accounted for as a discontinued operations, and Liquidmetal Golf and its subsidiaries, which included the retail golf segment, now accounted for as a discontinued operations. The Company acquired its 51% interest in Dongyang in 2002.  The aggregate purchase price was $333 in cash.  As of March 2004, the Company divested of its 51% ownership in Dongyang to the minority shareholder.  In June 2004, the Company sold assets and liability of its Taesung equipment manufacturing division in Korea to a third party. Accordingly, the results of Dongyang and Taesung’s operations have been reclassified in the consolidated financial statements as discontinued operations (see Note 16).  Previously, the results of Donyang and Taesung’s operations have been included in the consolidated financial statements from the acquisition date.  All intercompany balances and transactions have been eliminated. A minority interest in Liquidmetal Golf is included in the consolidated financial statements as a component of the loss from operations of the discontinued retail golf segment (see Note 16).   Effective in 2003, management closed the Japan operations and the Seoul office, which did not result in a significant impact on the financial position or results of operations for any of the periods presented.   Also, effective in December 2003, management closed the Tampa office (see Note 11).  In August 2004, the Company established a post-processing plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100% owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business.

Revenue Recognition. Revenue is recognized pursuant to applicable accounting standards including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, and SAB 104, Revenue Recognition. SAB 101 as amended and SAB 104 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.  The Company’s revenue recognition policy complies with the requirements of SAB 101 and SAB 104. Revenue is recognized at the time the Company ships its products, as this is when title passes to the customer and all other incidences of a sale have occurred. Revenue is deferred and included in liabilities when the Company receives cash in advance for services not yet performed or goods not yet delivered.

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

Trade Accounts Receivables. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory.  As of December 31, 2006, four customers represented 52%, or $2,057, of the total outstanding trade accounts receivable.  One customer represented 12%, or $288, of the total outstanding trade accounts receivable as of December 31, 2005.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  The Company recognized $0, $4,487, and $0 during the year ended December 31, 2006, 2005, and 2004, respectively, for impairment of long-lived assets (see Notes 6 and 8).

Fair Value of Financial Instruments. The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and all other current assets and liabilities approximate their fair value because of their short term maturities at December 31, 2006 and 2005, unless otherwise stated. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.  The fair value of the Company’s long-term debt is based on interest rates that would be available to the Company for the issuance of debt with similar terms.

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

 Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $10, $2, and $239, for the years ended December 31, 2006, 2005, and 2004 respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $1,075 for the year ended December 31, 2006, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing an increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts. The following table illustrates the pro forma effect on net income for periods prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such periods:

		For the years ended December 31,
		2005	2004
		(Restated)	(Restated)

Net loss as reported		$(7,053)	$(14,136)
Add:	stock-based employee compensation expense included in reported net loss, net of related tax effects	41	276

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,861)	(4,201)

Proforma net loss:		$(9,873)	$(18,061)
Basic and diluted loss per share:
As reported		$(0.17)	$(0.34)
Proforma		$(0.24)	$(0.43)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended December 31, 2006, 2005, and 2004: expected volatility of approximately 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.9% to 4.8%.

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

Translation of Foreign Currency. The Company applies FASB No. 52, Foreign Currency Translation, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at year end. The financial statements of LMT Korea have been translated based upon Korean Won as the functional currency.  LMT Korea’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the periods reported. The resulting translation adjustment was included in other comprehensive income (loss).

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

New Accounting Pronouncements.

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

5. Trade accounts receivable

Trade accounts receivables from continuing operations were comprised of the following:

	December 31,
	2006	2005
Trade accounts receivable	$4,016	$2,421
Less: Allowance for doubtful accounts	(82)	(61)
Trade accounts receivable, net	$3,934	$2,360

6. Inventories

Inventories were comprised of the following:

	December 31,
	2006	2005

Raw materials	$966	$565
Work in process	1,729	763
Finished goods	1,070	420
Total inventories	$3,765	$1,748

The Company maintained certain of its raw material inventories in amounts in excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material. These inventories were classified as long-term inventory as of December 31, 2004.  During 2005, the Company determined that its current and projected raw material requirements were not sufficient enough to warrant the use of such raw materials in the foreseeable future. Accordingly, the Company reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be excessive during the year ended 2005.  The write-down during the year ended December 31, 2005 amounted to $2,746 and is included in “Impairment of long lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005. The total amount of long term inventory was $0 as of both December 31, 2006 and 2005.

The Company analyzes inventory held for any excess or obsolescence issues.  Any amounts considered excess or obsolete are written off.  Further, as significant amount of sales of Liquidmetal bulk alloy parts are used primarily in consumer electronics components, our inventory is subject to fluctuations in demand for those consumer electronics goods. Accordingly, the Company reduces the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be excess or obsolete.  As of December 31, 2005, the write-downs included in “Cost of Sales” in the accompanying Consolidated Statement of Operations and Comprehensive Loss amounted to $1,644.  There were no such write downs as of December 31, 2006.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2006	2005

Machinery and equipment	$12,699	$11,365
Computer equipment	1,354	1,354
Office equipment, furnishings, and improvements	1,553	1,824
Buildings	13,959	11,892
Construction in progress	—	6
Total	29,565	26,441
Accumulated depreciation	(17,470)	(13,004)
Total property, plant and equipment, net	$12,095	$13,437

Depreciation expense is classified as follows:

	Years ended December 31,
	2006	2005	2004

Cost of Sales	$3,229	$2,744	$2,623
Selling, general and administrative	225	542	700
Research and development	—	—	8
Total depreciation expense	$3,454	$3,286	$3,331

8. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  Due to excess manufacturing capacity, the Company classified the equipment as idle equipment at December 31, 2004.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future. For these reasons, during the second quarter of 2005, the Company determined to write down the carrying value of the idle equipment held by its subsidiary, Liquidmetal Korea, to its net realizable value. The write-down during the quarter ended June 30, 2005 amounted to $1,741 and is included in operating expenses as “Impairment of long lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005.  In 2006, the company disposed of $12 of its idle equipment for proceeds of $104.  The resulting gain of $92 is included in other income.  Total amount of idle equipment remaining was $194, and $193 as of December 31, 2006 and 2005, respectively.

9. Other Intangible Assets

Intangible assets consist of the following:

	December 31,
	2006	2005

Purchased and licensed patent rights	$566	$559
Internally developed patents	1,309	1,212
Trademarks	85	85
Total	1,960	1,856
Accumulated amortization	(790)	(671)
Total intangible assets, net	$1,170	$1,185

Amortization expense was $119, $117, and $113, for the years ended December 31, 2006, 2005, and 2004, respectively.   The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2007	$118
2008	117
2009	114
2010	112
2011	109

Accumulated Amortization for the years ended December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005

Purchased and licensed patent rights	$(251)	$(211)
Internally developed patents	(502)	(430)
Trademarks	(37)	(30)
Total	$(790)	$(671)

The weighted average amortization periods for each of the years ended December 31, 2006, 2005, and 2004 is as follows:

	December 31,
	2006	2005	2004

Purchased and licensed patent right	17.0	17.0	17.0
Internally developed patents	17.0	17.0	17.0
Trademarks	10.0	10.0	10.0

Purchased patent rights represent the exclusive right to commercialize the bulk amorphous alloy and other amorphous alloy technology acquired from California Institute of Technology (“Caltech”), a shareholder, through a license agreement with Caltech (“License Agreement”). Under the License Agreement, the Company has the exclusive right to make, use, and sell products from all of Caltech’s inventions, proprietary information, know-how, and other technology relating to amorphous alloys in existence as of September 1, 2001. The Company also has an exclusive worldwide license to eleven issued patents and two patent applications held by Caltech relating to amorphous alloy technology, as well as all related foreign counterpart patents and patent applications. Of the patents currently issued to Caltech and licensed by the Company, the earliest expiration date is 2013 and the latest expiration date is 2021. Furthermore, the license agreement gives the Company the exclusive right to make, use, and sell products from substantially all amorphous alloy technology that is developed in Professor William Johnson’s Caltech laboratory during the period September 1, 2001 through August 31, 2005. All fees and other amounts payable by the Company for these rights and licenses have been paid or accrued in full, and no further royalties, license fees or other amounts will be payable in the future under the License Agreements.

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

10. Settlement Payable

The settlement payable balance consists of payables to Growell Metal Co., Ltd., a South Korean metals processing company (“Growell”), as a result of a settlement agreement executed in January 2004.  Under the terms of the January 2004 settlement of the dispute over certain sales transactions from 2003 and 2002 between Liquidmetal Korea and Growell, Liquidmetal Korea agreed to pay Growell $4,895 to purchase Growell’s investment in alloy inventories, proprietary alloying equipment purchased from Liquidmetal Korea, and supporting equipment purchased from other suppliers.  Also as part of the settlement, Growell satisfied in full a balance of $2,058 owed to Liquidmetal Korea for the die casting machines Growell purchased from Liquidmetal Korea in the first quarter of 2003 as part of a license agreement to manufacture Liquidmetal alloy parts for the South Korean automotive industry.  The remaining settlement payable of $2,837 and trade payables of $14 were to be paid to Growell (in cash or stock at the Company’s discretion) by December 31, 2004.  As of December 31, 2005, the settlement payable was not paid to Growell due to Growell’s breach of warranty on equipment repurchased by Liquidmetal Korea.  The outstanding balance of payables to Growell from the settlement was $3,331 and $3,246 as of December 31, 2005 and 2004, respectively, net of foreign exchange translation loss.

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

As an inducement for Innometal to enter into the Settlement Amendment, James Kang, a former director and officer of the Company, had entered into a buy-sell agreement with Innometal whereby Mr. Kang agreed to personally purchase from Innometal, and Innometal had agreed to sell to Mr. Kang, the 1,700,000 shares issued to Innometal under the Settlement Amendment.  Mr. Kang received no consideration from the Company in connection with his entering into this buy-sell agreement and no registration rights with respect to the shares under the buy-sell agreement.  While the terms of the buy-sell agreement may be independently re-negotiated between Mr. Kang and Innometal, all releases to the Company that are applicable under the Settlement Amendment has and will remain in full force and effect.

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

	December 31,
	2006	2005
Accrued severance	$558	$550
Accrued operating lease costs	165	215
Accrued capital lease costs	6	69
Total	729	834

Imputed interest	—	(3)
Total	729	831
Less current portion	(177)	(483)
Other long term liabilities, less current portion	$552	$348

During 2003, the Company initiated activities to substantially reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses.  During the year ended December 31, 2003, there were a total of 225 employees terminated.  The total amount of severance granted to the terminated employees is $2,718.  The categories of employees that were eliminated include the following:  Product management positions at various levels, including Vice President; entry level technicians; accounting and finance positions from entry level through executive; marketing mid to senior level positions; engineering mid to senior levels positions; information technology support; administrative, legal and executive support; senior internal legal counsel; human resources and senior executives.  Also, there were other relocation expenses associated with relocating the Tampa, Florida office to Lake Forest, California totaling $759, which included the accrual of all remaining facility and telecommunication lease payments for the Tampa, Florida office.  Total liability accrued from the relocation and terminations in 2003, including the severance and lease accruals, were $165 and $276 as of December 31, 2006 and 2005, respectively.  The Company has substantially concluded all cost reduction and restructuring activities as of March 31, 2004.

All leases with an initial term greater than one year are accounted for under SFAS No. 13 Accounting for Leases. These leases are classified as either capital leases or operating leases, as appropriate.  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. At December 31, 2006, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $107, $47 and $289, respectively, and the accumulated amortization was $100, $32 and $205, respectively.  At December 31, 2005, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $107, $47 and $289, respectively and the accumulated amortization $79, $27 and $147, respectively.  Future minimum lease payments for the above assets under capital leases is $6 for 2007.

12. Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period. As of December 31, 2006 and 2005, the Company used 5%of bulk alloy product sales as an estimate of warranties to be claimed.  During the years ended December 31, 2005 and 2006, the Company’s product warranty accrual balance had the following activity:

Balance, December 31, 2004	$519
Expense accrual	101
Warranty charges	14
Balance, December 31, 2005	$634
Expense accrual	46
Warranty charges	58
Balance, December 31, 2006	$738

The product warranty accrual balance was included in accounts payable and accrued expenses at December 31, 2006 and December 31, 2005.

13. Notes Payable

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption.  Under terms of the exchange offer, approximately $5.5 million in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2.75 million of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2.75 million of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”), collectively referred to as “Exchange Notes”.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant.  The July 2005 Notes had a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The July 2005 Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The July 2007 Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   The conversion prices of the July 2007 Notes and July 2005 Notes are subject to price adjustments for anti-dilution purposes.  Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  The convertible price of the Exchange Notes is subject to price adjustment for anti-dilution purposes.  As of December 31, 2006, the convertible price of the July 2007 Notes remained unchanged at $1.00 per share.  Holders of the July 2007 Notes also have the right to call for repayment of the July 2007 Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer.  The July 2007 Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an Amended Registration Rights Agreement, and Amended and Restated Security Agreement (see 2005 Senior Convertible Notes below).

A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  There are no outstanding warrants at December 31, 2006.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”).  The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment.  As of December 31, 2006, the Company has complied with all scheduled interest payments.

On August 9, 2005, the July 2005 Notes, accrued interest and late registration fees were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007  (see 2005 Senior Convertible Notes below).

During the year ended December 31, 2006 and 2005, $286 and $485 of the July 2007 Notes were converted into 285,750 and 485,750, respectively, of the Company’s common stock at a conversion price of $1.00 per share.  The conversion resulted in reduction of conversion feature liabilities of $186 and $541 to additional paid in capital for the year ended December 31, 2006 and 2005, respectively.

The Company’s gross outstanding loan balance of the July 2007 Notes totaled $2,083 and $2,369, as of December 31, 2006 and 2005, respectively.  As of December 31, 2006 and December 31, 2005, un-amortized discounts for conversion feature and warrants totaled $391 and $1,207, respectively, and other asset debt issuance costs totaled $14 and $43, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $750 and $1,765 for the year ended December 31, 2006 and 2005, respectively.  As of December 31, 2006 and 2005, the effective interest rate of the July 2007 Notes was 35% and 37%, respectively.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a loss of $564 and a gain of $5,269 for the year ended December 31, 2006 and 2005, respectively.  The fair value of conversion features outstanding at December 31, 2006 of $1,218 was computed using the Black-Scholes model under the following assumptions: (1) 0.57 years; (2) volatility of 55%, (3) risk free interest of 5.00% and dividend rate of 0%.  The fair value of conversion features of outstanding at December 31, 2005 of $840 was computed using the Black-Scholes model under the following assumptions: (1) 1.57 years; (2) volatility of 88%; (3) risk free interest of 4.41% and dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as warrant liability.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in fair value of warrants resulted in a gain of $0 and $550 for the year ended December 31, 2006 and 2005, respectively.  The warrant has expired as of December 31, 2006.

The following is a repayment schedule of the July 2007 Notes based on maturity date of the notes:

July 2007 Notes
Repayment Schedule	Minimum
December 31,	Payments

2007	2,083
Total	$2,083

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

 As a part of the June 2005 Private Placement, the Company issued warrants to the purchasers of the June 2006 Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock.  In addition, warrants to purchase 81,250 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.00 per share, provided that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s July 2005 Notes), the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction.  The warrants will expire on June 13, 2010 and are subject to exercise price adjustment for anti-dilution purposes.  The exercise price of the warrants remained unchanged at $2.00 per share as of December 31, 2006.

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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $1,160 have been recorded as warrant liability.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a loss of  $69 and a gain $743 for the year ended December 31, 2006 and 2005, respectively.  The fair value of warrants outstanding at December 31, 2006 of $487 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.45 years; (2) volatility of 55%, (3) risk free interest of 4.70% and dividend rate of 0%.   The fair value of warrants outstanding at December 31, 2005 of $418 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.45 years; (2) volatility of 88%; (3) risk free interest of 4.355% and dividend rate of 0%.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rates to 14% per annum on the August 2007 Notes (“Default Rates”).  As of December 31, 2006, the Company has made timely interest payments.

The August 2007 Notes are convertible into shares of the Company’s common stock at $2.00 per share Pursuant to an Amended and Restated Security Agreement.  The convertible price of the August 2007 Notes is subject price adjustment for anti-dilution purposes.  As of December 31, 2006, the convertible price of the August 2007 Notes remained unchanged at $2.00 per share.

Further, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $4,808 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 93%; (3) risk free interest of 4.06% and dividend rate of 0%.  In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $339 and $3,849 for the year ended December 31, 2006 and 2005, respectively.  The fair value of conversion feature outstanding at December 31, 2006 of $619 was computed using the Black-Scholes model under the following assumptions: (1) 0.59 year; (2) volatility of 55%, (3) risk free interest of 5.00% and dividend rate of 0%.  The fair value of conversion features outstanding at December 31, 2005 of $959 was computed using the Black-Scholes model under the following assumptions: (1) 1.59 years; (2) volatility of 88%, (3) risk free interest of 4.41%and dividend rate of 0%.

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

The Company also issued warrants to the purchasers of the August 2007 Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of  $2.00 per share, which is subject to price adjustment for anti-dilution purposes .  As of December 31, 2006, the exercise price of the warrants remained unchanged at $2.00 per share.  The warrants will expire on August 2, 2010.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $4,068 have been recorded as warrant liability as the Company has not yet filed the registration statement, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.17% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a loss of $237 and a gain of $2,693 for the year ended December 31, 2006 and 2005.  The fair value of the warrants outstanding at December 31, 2006 of $1,612 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.59 years; (2) volatility of 55%; (3) risk free interest of 4.70% and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2005 of $1,375 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.59 years; (2) volatility of 88%, (3) risk free interest of 4.35% and dividend rate of 0%.

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

The Company filed its Registration Statement on December 9, 2005 and on August 7, 2006, the registration statement became effective.  As of December 31, 2006, the Company has accrued $1,609 and paid $731 of the late filing and registration fees and the remaining $878 is included in accounts payable and accrued liabilities.

As of December 31, 2006 and 2005, our gross outstanding loan balance of the August 2007 Notes totaled $ $9,878.  As of December 31, 2006 and 2005, un-amortized discounts for beneficial conversion feature and warrants totaled $2,441 and $5,663, respectively, and other asset debt issuance costs totaled $139 and $384, respectively, and contra liability debt issuance cost totaled $172 and $464, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $4,078 and $1,913 for the year ended December 31, 2006 and 2005, respectively.  As of December 31, 2006 and 2005, the effective interest rate for the August 2007 Notes was 54%.

The following is a repayment schedule of the August 2007 Notes based on maturity date of the notes:

August 2007 Notes
Repayment Schedule	Minimum
December 31,	Payments

2007	9,878
Total	$9,878

Subordinated Promissory Note

On March 17, 2006, the Company issued a $1,000 10% subordinated promissory note due October 16, 2006 (the “October 2006 Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of the Company.  On September 30, 2006, the October 2006 Note was amended to mature on November 15, 2006 and was subsequently amended again to mature on November 30, 2006.  The October 2006 Note is unsecured and subordinated to all prior indebtedness of the Company.  All accrued interest and unpaid principal under the note were due November 30, 2006.  The proceeds from the October 2006 Note is to be used solely for working capital purposes.  In connection with the October 2006 Note, the Company issued warrants to purchase an aggregate amount of up to 125,000 shares of common stock, exercisable at $2.00 per share.  The warrants will expire on March 17, 2009, and include price adjustment provisions for anti-dilution purposes.  As of December 31, 2006, the exercise price of the warrants remained unchanged at $2.00 per share. There are no registration rights of the shares issuable from the exercise of the warrants.  Further, cashless exercise of the warrants is permitted.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the original fair value of the warrants of $84 have been recorded as warrant liability as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 2.96 years; (2) volatility of 84%; (3) risk free interest of 4.64% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrants as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $33 for the year ended December 31,206.  The fair value of warrants outstanding at December 31, 2006 of $50 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.21 years; (2) volatility of 55%, (3) risk free interest of 4.82% and dividend rate of 0%.

Our gross outstanding loan balance of the October 2006 Note totaled $1,000 as of December 31, 2006 and is included in short-term debt.  As of December 31, 2006, there are no un-amortized discounts for the warrants.  Interest expense for the amortization of discount on the note was $84 for the year ended December 31, 2006.  As of December 31, 2006, the Company accrued interest at the default rate of 15% as the notes have not been paid upon maturity.

Unsecured Subordinated Notes

On May 17, 2006, the Company completed a private placement of 8% unsecured subordinated notes (the “May 2006 Private Placement”) in the aggregate principal amount of $3,625 (the “August 2007 Subordinated Notes”), together with warrants to purchase up to an aggregate of 705,233 shares of the Company’s common stock.  On September 21, 2006, and December 1, 2006 the Company completed an additional private placement under the terms of the May 2006 Private Placement in the aggregate principal amount of $500 and $459, respectively, together with warrants to purchase up to an aggregate of 96,900 and 88,857 shares of the Company’s common stock, respectively.  The May 2006 Private Placement, was made solely to “accredited investors” including Ricardo A. Salas, the Company’s former President and Chief Executive Officer.  Mr. Salas holds $559 of the August 2007 Subordinated Notes.

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

As part of the August 2007 Private Placement, the Company issued warrants to the purchasers of the Notes giving them right to purchase up to an aggregate of 892,247 shares of the Company’s common stock.  In addition, warrants to purchase 80,717 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  The exercise price of the warrants remained unchanged at $2.58 per share as of December 31, 2006.  The warrants will expire on May 17, 2011.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the original fair value of the warrants of $905 for the May 17, 2006 placement have been recorded as warrant liability, as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 5.00 years; (2) volatility of 80%; (3) risk free interest of 5.03% and dividend rate of 0%.  The original fair value of the warrants of $89 for the September 21, 2006 placement have been recorded as warrant liability, as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 4.65 years; (2) volatility of 76%; (3) risk free interest of 4.60% and dividend rate of 0%.  The original fair value of the warrants of $59 for the December 1, 2006 placement have been recorded as warrant liability, as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 4.46 years; (2) volatility of 67%; (3) risk free interest of 4.39% and dividend rate of 0%.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $551 for the year  ended December 31, 2006.  The fair value of the warrants outstanding at December 31, 2006 of $513 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.38 years; (2) volatility of 55%; (3) risk free interest of 4.70% and dividend rate of 0%.

Our gross outstanding loan balance of the August 2007 Subordinated Notes totaled $4,584 as of December 31, 2006.  As of December 31, 2006, un-amortized discounts for warrants totaled $631.  Interest expense for the amortization of discount on the note was $434 for year ended December 31, 2006.  As of December 31, 2006, the effective interest rate for the August 2007 Subordinated Notes was 33%.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005, which allows for borrowings of up to $1,500.  The Agreement expires on April 21, 2006, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.  On January 27, 2006, the terms of the agreement were amended whereas advances are made on 85% of Approved receivables assigned and 50% of Non-Approved receivables assigned and on November 10, 2006, the agreement was again amended to allow for borrowing of up to $5,000 based on the receivable assigned.  Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances.  All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.55% to 1.5% plus prime rate as published by the Wall Street Journal, with a minimum annual fee of $30. All receivables assigned and advances made are subject to return and recall by the financing company, respectively.  As such, the advances have been classified as short-term secured borrowings in accordance with SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.”  For the year ended December 31, 2006, the Company borrowed $18,036 and repaid $16,917 under the Agreement.  For the year ended December 31, 2005, the Company borrowed $4,449 and repaid $3,899 under the Agreement.  The total outstanding advance made under the agreement is $1,669 and $550 as of December 31, 2006 and 2005, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 9.61% and 8.5% for the year ended December 31, 2006 and 2005, respectively.  As of December 31, 2006, the Company’s availability for future borrowing under the agreement is $3,331, which is contingent on approval of eligible receivables by the financing company.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of December 31, 2005, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance through February 2008.  Principal payments made to Kookmin Bank totaled $994 and $1,036 for the year ended December 31, 2006 and 2005, respectively, which includes $207 of foreign exchange translation loss for the year ended December 31, 2006 and $95 of foreign exchange translation loss for the year ended December 31, 2005.  The outstanding loan balance totaled $1,796 and $2,790, of which $225 and $1,343 is included in current portion of long-term debt, as of December 31, 2006 and 2005, respectively.

The notes payable from Kookmin Loan as of December 31, 2006 and 2005 and the activity for the year ended December 31, 2006 is shown in the following table:

	December 31,			December 31,
	2005	Borrowings	Repayments	2006
Kookmin Loan 9.2%, principal $5,488	$2,790	$—	$(994)	$1,796

Kookmin Repayment Schedule	Minimum
December 31,	Payments

2007	1,571
2008	225
Total	$1,796

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

Warrants

As of December 31, 2006, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

893,750	$2.00	June 13, 2010
125,000	2.00	March 17, 2009
2,883,964	2.00	August 2, 2010
973,064	2.58	May 17, 2011
4,875,778

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

On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan.  As of December 31, 2006, there are 2,016,077 options outstanding under the 2002 Equity Plan.

In 2006, certain of our current and former non-employee directors and our former Chief Executive Officer were given the opportunity to receive 138,397 shares of stock at prices ranging from $0.88 to $1.50 per share under the 2002 Equity Plan in lieu of past-due director and consulting fees that were due to them for fiscal year 2006 and 2005.

In 2005, certain of our non-employee directors were given the opportunity to receive 92,219 shares of stock at an average price of $1.89 per share under the 2002 Equity Plan in lieu of past-due director fees that were due to them.

Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, our board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the Plan. No additional options may be granted under the 1996 Company Plan. As of December 31, 2006, there were 3,225,006 options outstanding under the 1996 Company Plan.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There are 330,000 options outstanding under the 2002 Director Plan as of December 31, 2006.

Additionally, the Company has 2,221,508 options outstanding at December 31, 2006 which were granted outside the 1996 Company Plan, 2002 Equity Plan and 2002 Director Plan.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $1,075 for the year ended December 31, 2006 of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing a $1,075, or $0.02 per share, increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes.  Accordingly, we have not restated prior period amounts.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the  assumptions noted in the following table.  Expected volatilities are based on historical volatility expected over the expected life of the options.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from vesting period of each option grant, which represents the period of time that options granted are expected to be outstanding.  Actual forfeitures were used for years ended December 31, 2006, 2005, and 2004.  The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

	December 31,
	2006		2005		2004
Expected volatility	100%		100%		100%
Expected dividends	—		—		—
Expected term (in years)	5		5		5
Risk-free rate	4.3% - 4.8	2%	3.6% - 4.	3%	2.9% - 3.	6%

Stock-based compensation expense was recognized as follows for the year ended December 31, 2006:

	In accordance with
	APB Opinion No. 25	SFAS No. 123 R	Total
General and administrative	$—	$1,075	$1,075
Research and development	—	—	—
Total	$—	$1,075	$1,075

Stock-based compensation expense was recognized as follows for the year ended December 31, 2005:

	In accordance with
	APB Opinion No. 25	SFAS No. 123	Total
General and administrative	$—	$41	$41
Research and development	—	—	—
Total	$—	$41	$41

Stock-based compensation expense was recognized as follows for the year ended December 31, 2004:

	In accordance with
	APB Opinion No. 25	SFAS No. 123	Total
General and administrative	$—	$240	$240
Research and development	—	36	36
Total	$—	$276	$276

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended December 31, 2006, 2005, and 2004: expected volatility of 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and  risk-free interest rate ranging from 2.87% and 4.82%, as appropriate.

The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2003	8,171,461	$5.11
Granted	795,843	1.89
Exercised	—	—
Forfeited	(1,591,795)	5.34
Options outstanding at December 31, 2004	7,375,509	4.72
Granted	1,048,165	2.18
Exercised	—	—
Forfeited	(429,919)	3.43
Options outstanding at December 31, 2005	7,993,755	4.45
Granted	992,500	1.42
Exercised	—	—
Forfeited	(1,193,664)	2.56
Options outstanding at December 31, 2006	7,792,591	$4.35	5.2	$—
Options vested or expected to vest at December 31, 2006	7,660,589	$4.94	5.3	$—
Options exercisable at December 31, 2006	6,352,670	$4.88	4.1	$—

The Company has restated the number of outstanding options as of December 31, 2004 to properly reflect the options granted and outstanding.

The weighted average fair value of options granted during the years ended December 31, 2006, 2005, and 2004 was $1.10, $1.74, and $1.29, respectively. There were 6,352,670 options with a weighted average exercise price of $4.88 exercisable at December 31, 2006, 6,451,364 options with a weighted average exercise price of $4.87 exercisable at December 31, 2005, and 5,752,412 options with a weighted average exercise price of $5.22 exercisable at December 31, 2004.

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date (measurement date).  Such options totaled 734,927 with a weighted average fair value of $7.56 were outstanding at December 31, 2006 and 2005.

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2006:

Options Outstanding
		Weighted Average		Options Exercisable
Range of Exercise Prices	Numbers of options Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.00 - $1.55	1,110,075	7.00	$1.29	503,115	$1.21
1.56 - 3.10	2,115,443	6.10	2.38	1,346,873	2.50
3.11 - 4.65	1,714,163	4.10	4.60	1,668,163	4.63
4.66 - 6.20	2,580,646	4.40	6.20	2,580,646	6.20
6.21 - 7.75	—	—	—	—	—
7.76 - 9.30	—	—	—	—	—
9.31 - 10.85	10,000	6.00	9.81	6,000	9.81
10.86 - 12.40	190,326	4.60	12.40	190,326	12.40
12.41 - 13.95	—	0.00	0.00	—	0.00
13.96 - 15.50	71,938	5.30	15.00	57,547	15.00
Total	7,792,591			6,352,670

16. Discontinued Operations

Dongyang

On June 28, 2002, the Company acquired a 51% interest in Chusik Hoesa Dongyang Yudoro (“Dongyang”).   During 2003, Dongyang experienced net losses as a result of a continuing economic downturn in markets for its machinery products.

In March 2004, the Company sold its 51% investment in Dongyang to the 49% minority shareholder.  The selling price of the Company’s 51% interest in Dongyang was $80, which was equal to the Company’s net carrying value for the 51% ownership held.  Further, the Company agreed to pay Dongyang $155 for the purchase of a receivable balance from Growell.  The transaction resulted in net payable to Dongyang of $75 and a loss of $46 from transfer of the Company’s interest in Donyang to the minority shareholder.  The net payable balance of $75 is to be paid in quarterly installments throughout 2004, with  $25 to be paid subsequent to 2004.  The outstanding amount payable to Dongyang is $12 as of December 31, 2006 and was included in accounts payable and accrued liabilities.

There were no assets or liabilities associated with discontinued operations from Dongyang as of December 31, 2006 and 2005.

Summarized operating results of Dongyang’s discontinued operations are as follows.

	Years Ended December 31,
	2006	2005	2004
Revenue	—	—	$22
Loss from discontinued equipment manufacturing operations, net of tax	—	—	(96)

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

Summarized operating results of Taesung’s operations are as follows.

	Years Ended December 31,
	2006	2005	2004
Revenue	—	—	$172
Loss from discontinued equipment manufacturing operations, net of tax	—	—	(653)

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

There were no assets associated with discontinued retail golf operations at December 31, 2004 and 2005, and there were no gain or loss resulted from the discontinued operations for the years ended December 31, 2006, 2005, and 2004.

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

Liquidmetal Golf previously applied Accounting Principles Board (“APB”) Opinion No. 25 for options when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant.  As permitted, the Company had previously elected to adopt provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation for options granted to non-employees who perform services for the Company and the disclosure-only provisions of options granted to employees. There was no compensation expense recorded during the years ended December 31, 2006, 2005, and 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method for outstanding option.  Under this method, the Company would recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts.  There were no charges for stock compensation related to amortization of the fair value of restricted stock as the outstanding options were fully vested as of December 31, 2005 and no new grants were made during the year ended December 31, 2006

The following table summarizes Liquidmetal Golf’s stock option transactions for the three years ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2003	98,700	$8.72
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	8.00
Options outstanding at December 31, 2004	88,700	8.80
Granted	—	—
Exercised	—	—
Forfeited	(10,500)	13.71
Options outstanding at December 31, 2005	78,200	8.14
Granted	—	—
Exercised	—	—
Forfeited	(78,200)	8.14
Options outstanding at December 31, 2006	—	$—	—	$—
Options vested or expected to vest at December 31, 2006	—	$—	—	$—
Options exercisable at December 31, 2006	—	$—	—	$—

There were no options exercisable at December 31, 2006.  There were 78,200 options with a weighted average exercise price of $8.14 exercisable at December 31, 2005 and there were 88,700 options with a weighted average exercise price of $8.80 exercisable at December 31, 2004.

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date. Such options totaled 10,000 with weighted average fair values of $5.74, were outstanding at both December 31, 2005 and 2004.

17. Income Taxes

The Company has restated certain previously issued financial statements relating to the Company’s accounting for embedded convertible feature of senior convertible notes (see Note 2).

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2006	2005
		(Restated)
Loss carry forwards	$40,862	$31,623

Other	2,272	1,148
Total deferred tax asset	43,134	32,771

Valuation allowance	(43,134)	(32,771)
Total deferred tax asset, net	$—	$—

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Expected federal tax benefit	(34.00)%	(34.00)%	(34.00)%

State tax expense, net of expected federal tax benefit	(4.34)%	0.00%	(4.91)%
Foreign loss not subject to U.S. federal income tax	6.71%	42.27%	4.24%
Other	(38.25)%	0.17%	0.68%
Increase (decrease) in valuation allowance	69.88%	(8.44)%	33.99%

Total tax provision	0.00%	0.00%	0.00%

As of December 31, 2006, the Company had approximately $110,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2007 through 2027. In addition, the Company has California state NOL carryforwards of approximately $65,000 expiring in 2007 through 2017. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2006, Liquidmetal Technologies, Inc. had approximately $72,000 in federal NOL carryforwards, expiring in 2007 through 2027 and Liquidmetal Golf, Inc. had approximately $38,000 in federal NOL carryforwards, expiring in 2013 through 2027.

As of December 31, 2006, the Company had approximately $186 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2022 through 2027.  In addition, the Company has California R&D credit carryforwards of approximately $253, which do not expire under current California law.

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

The following table summarizes Liquidmetal Golf’s stock option transactions for the three years ended December 31, 2006:

	Coatings	Bulk Alloy	Segment Totals
Year ended December 31, 2006:
Revenue to external customers	$9,419	$18,250	$27,669
Gross profit (loss)	3,879	1,372	5,251
Total segment income (loss)	3,075	(1,815)	1,260
Total identifiable assets at end of period	1,281	19,005	20,286

Year ended December 31, 2005:
Revenue to external customers	$5,894	$10,471	$16,365
Gross profit (loss)	2,505	(1,269)	1,236
Total segment income (loss)	1,746	(7,747)	(6,001)
Total identifiable assets at end of period	1,199	16,474	17,673

Year ended December 31, 2004:
Revenue to external customers	$3,956	$13,473	$17,429
Gross profit	1,807	3,454	5,261
Total segment income	1,227	2,330	3,557
Total identifiable assets at end of period	842	22,635	23,477

Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:

	Years ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Total segment income (loss) before interest expense and discontinued operations	$1,260	$(6,001)	$3,557
General and administrative expenses, excluded	(6,349)	(6,904)	(11,354)
Consolidated loss before interest, other income, income taxes, and discontinued operations	(5,089)	(12,905)	(7,797)
Loss from extinguishment of debt	—	(1,247)	(2,941)
Change in value of warrants, gain	279	3,985	747
Change in value of conversion feature, (loss) gain	(226)	9,118	2,093
Other income	—	—	302
Interest expense	(9,509)	(6,021)	(6,577)
Interest income	23	17	37
Gain (loss) from discontinued operations, net	—	—	(749)
Consolidated net loss	$(14,522)	$(7,053)	$(14,885)

Included in bulk alloy segment net income for the year ended December 31, 2006 is $572 of other income recognized from $480 gain on termination of a distribution agreement in March 2006 (see Note 20) and $92 gain on disposal of idle equipment in June 2006 (See Note 8).

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Included in our bulk alloy revenue to external customers are equipment sales from our Dongyang Subsidiary and Taesung equipment division in Korea, both of which were divested in March and June 2004 respectively.  External revenue from our discontinued equipment manufacturing operations includes $194 for the year ended December 31, 2004.

Reconciling information for the balance sheets between reportable segments and the Company’s consolidated totals is shown in the following table:

	December 31,
	2006	2005
Total segment assets	$20,286	$17,673
Cash and cash equivalents	118	1,392
Prepaid expenses and other current assets	375	340
Other property, plant and equipment	266	473
Intangibles, net	1,170	1,185
Other assets	29	500
Total consolidated assets	$22,244	$21,563

Assets excluded from segments include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company’s intangible assets, consisting primarily of the Company’s patents and trademarks.

Certain customers accounted for more than 10% of revenues from continuing operations as follows:

	Years Ended December 31,
	2006	2005	2004
Samsung	5%	10%	5%
Charm Tech	—	—	32%
Pntel	1%	8%	30%
United States Government	7%	9%	10%
Growell Metal	—	—	12%
Flextronics Manufacturing, LTD	13%	—	—

Revenues from sales to companies in the United States were $12,142, $8,536 and $5,546 during the years ended December 31, 2006, 2005 and 2004, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the year ended December 31, 2006, the Company had revenue on sales to companies outside of the United States of $15,527 of which $3,211 represented sales to companies located in South Korea.  During the year ended December 31, 2005, the Company had revenue on sales to outside of the United States of $7,829 of which $5,047 represented sales to companies located in South Korea.  During the year ended December 31, 2004, the Company had revenue on sales to companies outside of the United States of $11,883, of which $9,545 represented sales to companies located in South Korea.

Long-lived assets include net property, plant, and equipment and net intangible assets. The Company had long-lived assets of $1,439 and $1,670 located in the United States at December 31, 2006 and 2005, respectively. The Company had long-lived assets of $11,799 and $12,846 located in South Korea at December 31, 2006 and December 31, 2005, respectively.   Further, the Company has long lived assets located in China of $221 and $106 at December 31, 2006 and 2005 respectively, as a result of a post-processing plant opened August 2004 (see Note 1).

19. Income (Loss) Per Common Share

Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

	For the Years Ended December 31,
	2006	2005	2004
Weighted average basic shares	43,809,339	41,833,058	41,609,652
Effect of dilutive securities:
Stock options	—	—	—
Conversion of notes payable	—	—	—
Weighted average diluted shares	43,809,339	41,833,058	41,609,652

Options to purchase 7,792,591 shares of common stock at prices ranging from $0.77 to $15.00 per share were outstanding at December 31, 2006, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Options to purchase approximately 7,993,755 shares of common stock at prices ranging from $0.88 to $15.00 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Options to purchase approximately 7,375,509 shares of common stock at prices ranging from $1.16 to $15.00 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

Warrants to purchase 4,875,778 shares of common stock between $2.00 and $2.58 per share outstanding at December 31, 2006 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Warrants to purchase 4,986,028 shares of common stock between $2.00 and $4.65 per share outstanding at December 31, 2005 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.   Warrants to purchase 1,208,313 shares of common stock between $3.00 and $4.65 per share were outstanding at December 31, 2004 but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

7,021,935 shares of common stock issuable upon conversion of the Company’s senior convertible notes with conversion prices between $1.00 and $2.00 per share outstanding at December 31, 2006 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.   7,308,685 shares of common stock issuable upon conversion of the Company’s senior convertible notes with conversion prices between $1.00 and $2.00 per share outstanding at December 31, 2005 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.  4,281,752 shares of common stock issuable upon conversion of the Company’s senior convertible notes with conversion prices between $1.00 and $2.00 per share outstanding at December 31, 2004 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.

20. Commitments and Contingencies

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

The consolidated class action arose from a number of lawsuits filed in 2004 against the Company and certain of its former and current directors and officers on behalf of persons who purchased our common stock between May 21, 2002 and May 13, 2004.  These actions, which were brought under the federal securities laws, alleged that the Prospectus issued in connection with the initial public offering in May 2002 contained material misrepresentations and omissions regarding historical financial condition and regarding a personal stock transaction by the Company’s former chief executive officer.  They also alleged that the company and certain of its present and former officers and directors engaged in improper revenue recognition with respect to certain business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of its products to artificially inflate the value of its stock.  On October 19, 2006, the presiding judge entered an Order giving final approval of the class action settlement.  In connection with the settlement, our directors and officers’ liability insurers contributed $7.0 million to a settlement fund, from which approved claims of eligible class members will be paid in accordance with a court-approved plan of allocation.  Taking into account the insurance contribution, the net cost of the settlement to our company is approximately $0.5 million, which is the insurance deductible we paid over several quarters ending in the third quarter of 2005, and which was previously recorded as a charge.

In addition to the consolidated securities class action, in May 2004, two shareholder derivative actions were filed in the Superior Court of Orange County, California and later consolidated.  Shortly thereafter, one additional shareholder derivative action was filed in the United States District Court for the Middle District of Florida, Tampa Division.  These derivative actions were brought by certain shareholders against certain of the Company’s present and former officers and directors as well as the Company (as a nominal defendant).  The suits alleged that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same underlying facts and circumstances underlying the federal securities class action.  On August 2, 2006, plaintiffs’ counsel in the California derivative action filed a Notice of Settlement in the Superior Court.  The action is presently stayed while the parties’ counsel negotiates and prepares formal settlement documents.  Final documentation and approval of the settlement of the derivative actions remains outstanding.

In August 2006, the Company received a federal grand jury subpoena for the production of certain documents related to the period January 1, 1999 though the present.  The documents being sought include accounting records, documents relating to the Company’s relationship with Growell Metal of Korea, and documents and records relating to transactions in company stock by officers and directors.  The Company has been advised that the materials sought are pertinent to a grand jury investigation recently initiated in the Middle District of Florida by the U.S. Department of Justice, Criminal Division, Fraud Section concerning alleged accounting improprieties by the Company, among other things.  The Company believes the subject matter of the investigation is largely similar to the subject matter of the previously disclosed consolidated securities class action and shareholder derivative actions that the Company reached agreements in principle to settle on October 19, 2006.  The Company will fully cooperate with the authorities in connection with this subpoena and investigation.

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies.  The third party paid the Company a $1,000 distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party.  The remaining unearned distribution fee of $830 had not been refunded.  On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market.  This commission was to be applied to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006.  If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 were to be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement.  As of December 31, 2006 the Company has not paid the minimum commission and accrued $350 from the unearned distribution fee for minimum payments due in accounts payable and accrued liabilities.  Further, the Company recognized net balance of the unearned distribution fee of $480 as other income during the year ended December 31, 2006. The Company is currently is in the process of renegotiating the distribution agreement with the same third party to settle the balance.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During year ended December 31, 2006, the Company recognized revenues of $702 of Liquidmetal alloys sold to SAGA for use in the joint venture. The Company anticipates the alloys to be fully utilized by the joint venture prior to the 18 month period.

Operating Leases

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

Minimum
December 31,	Payments

2007	522
2008	198
2009	77
2010	1
Total	$798

Rent expense was $449, $508, and $479 for the years ended December 31, 2006, 2005, and 2004, respectively.

21.   401(k) Savings Plan

The Company has a tax-qualified employee savings and retirement plan, or 401(k) plan, which covers all of its United States-based employees. Our Korean employees are covered under a government sponsored pension program and do not participate in the U.S. based 401(k) program.

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

22.   Related Party Transactions

In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by, Jack Chitayat, a former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000.  The Company recognized $125 of revenues as minimum royalty fees under the license agreement during the year ended December 31, 2006.

In December 2006, the Company entered into an amended the license agreement with LLPG, which extends the license agreement to fifteen years at reduced royalty rates.  Additionally, the amended license agreement includes a $400 termination fee to be paid out in quarterly installments in 2007.  The termination fee will be recognized as revenue when received in 2007.

The Company has a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the years ended December 31, 2006 and 2005, amounted to $50 and $20, respectively.

Additionally, the Company is a party to a consulting agreement with Mr. Johnson.  Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy.  During 2005, the agreement continued on a month to month basis.  In April 2006, the Company entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006.  During the years ended December 31, 2006 and 2005, the Company incurred $60 and $15 in consulting fees from Mr. Johnson, respectively.

The Company is a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of the Company.  Under this agreement, the Company engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  On January 1, 2006, the term of the agreement was extended to December 31, 2006 and on January 1, 2007, the term of the agreement was once again extended to December 31, 2007.  During the years ended December 31, 2006 and 2005, the Company incurred $0 and $53 in consulting fees from Chitnis Consulting, respectively.

Soo Buchanan, the sister of John Kang and James Kang, was employed by the Company and was paid aggregate compensation of approximately $0 and $104 as of December 31, 2006 and 2005, respectively.  Effective, July 31, 2005, Ms. Buchanan was terminated as an employee and began providing services to the Company as a consultant.  During 2006 and 2005, the Company incurred $116 and $24, respectively, for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $110 and $103 as of December 31, 2006 and 2005, respectively.

In November 2004, the Company entered into an agreement with John Kang, our Chairman of the Board, in which Mr. Kang agreed that certain stock transactions by him in 2002 involving the Company’s common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”).  These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering.  They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively).  Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of the Company’s common stock made by Mr. Kang in August 2002.

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of December 31, 2006, the outstanding amount of the receivable was $235, which is included in other assets.  Mr. Kang has paid $0 and $67 during 2006 and 2005, respectively, and is currently in negotiation with the Board of Directors on a payment plan for the remaining liability.

During the year ended December 31, 2005, the Company executed a $198 promissory note with CK Cho, member of our Board of Directors, for working capital purposes.  The note was due and paid in full as of June 20, 2005.  The note had an annual rate of interest of 6% resulting in the Company paying approximately $2 in interest.  Further, during the year ended December 31, 2005 Mr. Cho advanced approximately $1,260 to cover short-term liquidity needs.  The advance were made without interest and were repaid as of December 31, 2005.  Additionally, Mr. Cho held $620 of Senior Convertible Notes and held 92,584 exercisable warrants as of December 31, 2006 and 2005.

During the year ended December 31, 2005, Ricardo Salas, the Company’s former President and Chief Executive Officer, and Young Ham, our Chief Financial Officer, advanced the Company $75 and $133 to cover short-term liquidity needs, respectively.  The advances were made without interest and were repaid as of December 31, 2005.  During the year ended December 31, 2006, Mr. Salas, advanced the Company $550 to cover short-term liquidity needs.  The Company paid $100 to Mr. Salas using 7.75% interest rate and on December 1 2006, the remaining balance of $450 and accrued interest of $9 was converted into the 8% Unsecured Subordinated Notes (see Note 13).  Mr. Salas also held $310 of senior convertible notes and $559 of the August 2007 Subordinated Notes and held a total of 154,529 warrants as of December 31, 2006.

During 2006, the Company purchased production supplies and molds from Grace Metal, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of the Company.  The Company purchased a total of $466 for the year ended December 31, 2006, of which $10 is included in accounts payable and accrued liabilities at December 31, 2006.

23.   Subsequent Event

In January 2007, the Company contributed $217 to into Liquidmetal SAGA Italy, Srl (“LSI”), a joint venture with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer, as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI (See Note 20).

In January 2007, the Company completed a private placement of approximately $14,800 in principal amount of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”).  The January 2010 Notes were issued for aggregate cash in the amount of $12,850 and in payment of a total of $1,877 in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible notes due August 2007 (“August 2007 Notes”) and our 8% Unsecured Subordinated notes.  The January 2010 Notes are convertible into the Company’s common stock at a $1.55 per share.  As part of the private placement offer, the Company issued warrants to the purchasers of the January 2010 Notes giving them the right to purchase up to an aggregate of 4,774,049 shares of the Company’s common stock at an exercise price of $1.93 per share.  Additionally, the Company issued warrants to placement agents in the private placement the right to purchase 248,710 shares of common stock at $1.55 per share. The warrants will expire on

January 3, 2012 and are subject to exercise price adjustment for anti-dilution purposes.  The Company is required to set aside $2,083 of the proceeds from the private placement for payment of the 6% Senior Secured Convertible notes due July 2007 (“July 2007 Notes”).

In February 2007, as part the private placement offer, the Company entered into conversion agreements with the holders of previously issued August 2007 Notes totaling $1,900 of principal providing for the conversion of such notes at a reduced conversion price of $1.25 per share.  The Company issued 1,520,000 shares of common stock under the conversion agreement.

Our January 2010 Notes were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between the Company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the January Purchase Agreement, we agreed to satisfy, within 5 days after the closing of the private placement, through either repayment or conversion, approximately $15,461 of our outstanding debt under previously issued promissory notes (including the August 2007 Notes).  We originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their August 2007 Notes at a reduced conversion price following the private placement under a note conversion agreement proposed by us, but most of such holders have elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, we have not yet repaid the indebtedness as required by the January Purchase Agreement and are therefore in breach of the January 2010 Notes.  We are currently in discussions with the holders of the January 2010 Notes in an effort to negotiate a forbearance with respect to this breach, and the holders of the January 2010 have not yet indicated a desire to declare a default under the January 2010 Notes.  However, if such holders declare a default, they may elect to accelerate the maturity of the January 2010 Notes if we do not cure the breach within ten days, and we would likely not be able to cure such breach at such time.  Also, because we repaid $1,763 in principal and interest in January and February 2007 under certain subordinated bridge notes without first repaying the August 2007 Notes and July 2007 Notes, we may also be deemed to be in breach of the August 2007 Notes and July 2007 Notes, which case they would also have the right to accelerate such notes and foreclose on their security interest if the breach is not cured within thirty days of notice of default.  The August 2007 Notes and July 2007 Notes are secured by substantially all of the assets of our company.

In January 2007, the Company entered into a second amendment to the Factoring, Loan, and Security Agreement with a financing company.  The amendment provides for increased borrowings against non-approved receivables assigned of 80%.  Borrowings made against non-approved receivables assigned are limited to $1,000 and total borrowings made on approved and non-approved receivables assigned are limited to $5,000.  Further, the amendment provides for interest charges of 0.5% plus prime rate of interest on outstanding borrowings.  The factoring agreement will continue until February 1, 2008 and will renew annually year thereafter.

Additionally, in February 2007, the Company entered into an agreement to deposit cash of $2,083 with a rate of prime rate of interest less 2%.  The agreement is effective until July 27, 2007.   The cash deposit will be used to pay down principal amount of July 2007 Notes.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions	Write-offs	Balance at
	Beginning of	Charged to	and	End of
Schedule II - Valuation and Qualifying Accounts	Period	Expenses	Payments	Period

Allowance for doubful accounts
Year ended December 31, 2006	$61	$47	$(26)	$82
Year ended December 31, 2005	108	(6)	(41)	61
Year ended December 31, 2004	127	84	(103)	108

Product warranty accrual
Year ended December 31, 2006	$634	$46	$58	$738
Year ended December 31, 2005	519	101	14	634
Year ended December 31, 2004	303	288	(72)	519

Deferred tax asset valuation allowance *
Year ended December 31, 2006	$32,771	$10,363	$—	$43,134
Year ended December 31, 2005	33,477	—	(706)	32,771
Year ended December 31, 2004	28,866	4,611	—	33,477

*       The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2006, 2005, and 2004, respectively.