Form 10-Q
period 2007-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2007-05-15
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.  001-31332

LIQUIDMETAL TECHNOLOGIES, INC.

 (Exact name of Registrant as specified in its charter)

Delaware	33-0264467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30452 Esperanza

Rancho Santa Margarita, California 92688

(address of principal executive office, zip code)

25800 Commercentre Dr.

Lake Forest, CA 92630

(former address of principal executive office)

Registrant’s telephone number, including area code: (949) 635-2100

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

As of March 31, 2007, there were 44,631,768 shares of the registrant’s common stock, $0.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,937	$144
Restricted cash	2,083	—
Trade accounts receivables, net of allowance for doubtful accounts of $65 and $82	3,086	3,934
Inventories	2,541	3,765
Prepaid expenses and other current assets	996	830
Total current assets	11,643	8,673

Property, plant and equipment, net	11,077	12,095
Idle equipment	191	194
Other intangibles, net	1,156	1,170
Investment in joint venture	220	3
Other assets	1,088	109
Total assets	25,375	22,244

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	7,696	9,802
Deferred revenue	125	202
Short-term debt	1,493	2,669
Long-term debt, current portion, net of debt discounts of $1,647 and $3,636	11,849	14,480
Warrant liabilities	2,934	2,662
Conversion feature liabilities	3,434	1,838
Other liabilities, current portion	178	177
Total current liabilities	27,709	31,830

Long-term debt, net of current portion and debt discounts of $9,893 and $0	6,406	225
Other long-term liabilities, net of current portion	582	552
Total liabilities	34,697	32,607

Shareholders' deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,631,768 issued and outstanding at March 31, 2007 and 44,311,768 issued and outstanding at December 31, 2006	45	44
Additional paid-in capital	136,776	136,031
Accumulated deficit	(148,530)	(149,047)
Accumulated other comprehensive income	2,387	2,609
Total shareholders' deficiency	(9,322)	(10,363)

Total liabilities and shareholders’ deficiency	$25,375	$22,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
		(Restated)

Revenue	$5,067	$6,555
Cost of sales	6,441	5,324

Gross profit	(1,374)	1,231

Operating expenses
Selling, general, and administrative	2,532	2,705
Research and development	263	203
Total operating expenses	2,795	2,908
Loss from operations	(4,169)	(1,677)

Loss from extinguishments of debt	(648)	—
Change in value of warrants, gain (loss)	3,692	(1,289)
Change in value of conversion feature, gain (loss)	4,344	(1,783)
Other income	—	480
Interest expense	(2,763)	(1,782)
Interest income	61	2

Income (loss) from continuing operations	517	(6,049)

Net income (loss)	517	(6,049)

Other comprehensive income (loss):
Foreign exchange translation (loss) gain	(222)	100
Comprehensive income (loss)	$295	$(5,949)

Net income (loss) per share basic and diluted:
Income (loss) per share basic and diluted	$0.01	$(0.14)

Number of weighted average shares - basic and diluted	44,925	42,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Three months ended March 31, 2007

(in thousands, except per share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2006	44,311,768	44	136,031	(149,047)	2,609	(10,363)
Conversion of notes payable	320,000	1	516	—	—	517
Stock-based compensation	—	—	229	—	—	229
Foreign exchange translation gain	—	—	—	—	(222)	(222)
Net loss	—	—	—	517	—	517
Balance, March 31, 2007	44,631,768	$45	$136,776	$(148,530)	$2,387	$(9,322)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
		(Restated)
Operating activities:
Net income (loss)	$517	$(6,049)

Adjustments to reconcile loss from operations to net cash used for operating activities:
Gain on disposal of asset	1	—
Depreciation and amortization	881	782
Loss on extinguishment of debt	648	—
Amortization of debt discount	1,735	1,413
Stock-based compensation	229	224
Bad debt (recovery) expense	(17)	28
Warranty expense	207	74
Loss (gain) from change in value of warrants	(3,692)	1,289
Loss (gain) from change in value of conversion feature	(4,344)	1,783

Changes in operating assets and liabilities:
Trade accounts receivable	865	(1,174)
Inventories	1,224	(16)
Prepaid expenses and other current assets	(231)	48
Other assets	(1,109)	17
Accounts payable and accrued expenses	(2,314)	1,388
Deferred revenue	(77)	(868)
Other liabilities	32	(107)
Net cash used for operating activities	(5,445)	(1,168)

Investing Activities:
Purchases of property and equipment	(5)	(145)
Proceeds from the sale of property and equipment	10	—
Investment in patents and trademarks	(16)	(39)
Investment in joint venture	(217)	—
Net cash used for investing activities	(228)	(184)

Financing Activities:
Proceeds from borrowings	19,894	3,995
Repayment of borrowings	(9,265)	(2,581)
Repayment of other liabilities	—	(33)
Restricted cash	(2,083)	—
Net cash provided by financing activities	8,546	1,381
Effect of foreign exchange translation	(80)	(158)
Net increase (decrease) in cash and cash equivalents	2,793	(129)

Cash and cash equivalents at beginning of period	144	1,392
Cash and cash equivalents at end of period	$2,937	$1,263

Supplemental cash flow information
Interest paid	$354	$293
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands, except per share data)

(unaudited)

During the three months ended March 31, 2007, $400 of the Company’s 7% senior convertible notes due July 2007 was converted into 320,000 shares of the Company’s common stock at a conversion price of $1.25 per share.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006

(in thousands, except share data)

(unaudited)

1.         Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2007.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys (see Note 9). Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling.  In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $229 for the three month period ended March 31, 2007, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing an increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2007 and 2006, respectively: expected volatility of approximately 100% for all periods; dividend yield of 0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 4.30% to 4.82%.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159),” which permits entities to choose to measure many financial instruments and certain other items at fair value. The effective date of SFAS 159 will be the first quarter of 2008.  The Company is currently evaluating the provisions of SFAS 159 and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues  Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

3. Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $148,530 as of March 31, 2007.  Cash used for operations for the three months ended March 31, 2007 was $5,445 and cash flow from operations will likely be negative throughout fiscal year 2007.  As of March 31, 2007, the Company’s principal sources of liquidity are $2,937 of cash and $3,086 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Further, the Company borrowed $3,667, which was offset by repayments of $3,843, under a factoring, loan, and security agreement executed on April 21, 2005 to fund its working capital requirements during the three months ended March 31, 2007.

On January 3, 2007, the Company completed a private placement of $16,300 in principal amount of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”). The January 2010 Notes were issued for aggregate cash in the amount of $12,850, in payment of a total of $3,377 in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible Notes due August 2007 and our  8% Unsecured Subordinated Notes, and $73 cash discount (see Note 7).

We anticipate that the $12,850 aggregate cash raised in the private placement will be sufficient to pursue our current operating plan only through the third quarter of 2007, and we will therefore require additional funding at or prior to that time.  As a result of the foregoing, we are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility), potential licensing and outsourcing of manufacturing operations including those in South Korea and China, and the possible sale of our Liquidmetal Coatings business.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

4. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Raw materials	$1,020	$966
Work in process	660	1,729
Finished goods	861	1,070
Total inventories	$2,541	$3,765

5. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future.  Total amount of idle equipment remaining was $191 as of March 31, 2007 and $194 as of December 31, 2006.

During the three months ended March 31, 2007, the Company disposed of $34 of its equipment for proceeds of $10.

6.  Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of March 31, 2007, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  During the three months ended March 31, 2007, and 2006, the Company recorded $207 and $42 of warranty expense, respectively.  The product warranty accrual balance is included in accounts payable and accrued expenses.

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption.  Under terms of the exchange offer, approximately $5,460 in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2,730 of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2,730 of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”), collectively referred to as “Exchange Notes”.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant.  The July 2005 Notes had a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The July 2005 Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The July 2007 Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   The conversion prices of the July 2007 Notes and July 2005 Notes are subject to price adjustments for anti-dilution purposes.  Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  The convertible price of the Exchange Notes is subject to price adjustment for anti-dilution purposes.  As of March 31, 2007, the convertible price of the July 2007 Notes remained unchanged at $1.00 per share.  Holders of the July 2007 Notes also have the right to call for repayment of the July 2007 Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer.  The July 2007 Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an Amended Registration Rights Agreement, and Amended and Restated Security Agreement (see 2005 Senior Convertible Notes below).

A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  There are no outstanding warrants at March 31, 2007.

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

The Company was obligated, pursuant to a Registration Rights Agreement, as amended by the Exchange Notes, between the Company, the Placement Agents and the note holders to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable upon conversion of the notes payable and the related warrants within 90 days following the effective closing date of the exchange notes (July 29, 2004), and to use best efforts to cause such registration statement to become effective within 60 days following the SEC’s first written comments on the registration statement.  Further, if the Company is not in compliance with the registration or listing requirements, the holders have rights to late registration payments equal to between 2% and 3% of the purchase price paid for the unconverted notes for the first 30 business days of late registration, and 1% and 3% percent for each 30 business days thereafter, but no more than 18% of the purchase price of the unconverted note balance.

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”).  The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment.  As of March 31, 2007, the Company has complied with all scheduled interest payments.

On August 9, 2005, the July 2005 Notes, accrued interest and late registration fees were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007  (see 2005 Senior Convertible Notes below).

During the year ended December 31, 2006, $286 of the July 2007 Notes were converted into 285,750 of the Company’s common stock at a conversion price of $1.00 per share.

The Company’s gross outstanding loan balance of the July 2007 Notes totaled $2,083, as of March 31, 2007 and December 31, 2006, respectively.  As of March 31, 2007 and December 31, 2006, un-amortized discounts for conversion feature and warrants totaled $224 and $391, respectively, and other asset debt issuance costs totaled $8 and $14, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $174 and $223 for the quarters ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, the effective interest rate of the July 2007 Notes was 34.5%.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $31 and a loss of $802 for the three months ended March 31, 2007 and 2006, respectively.  The fair value of conversion features outstanding at March 31, 2007 and December 31, 2006 was $1,188 and $1,218.  The fair value of conversion features of outstanding at March 31, 2007 was computed using the Black-Scholes model under the following assumptions: (1) 0.33 years; (2) volatility of 55%; (3) risk free interest of 5.04% and dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as warrant liability.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in fair value of warrants resulted in a loss of $3 for the three months ended March 31, 2006.  The warrant has expired as of December 31, 2006.

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

 As a part of the June 2005 Private Placement, the Company issued warrants to the purchasers of the June 2006 Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock.  In addition, warrants to purchase 81,250 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an original exercise price of $2.00 per share, provided that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s July 2005 Notes), the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction.  The warrants will expire on June 13, 2010 and are subject to exercise price adjustment for anti-dilution purposes.  The exercise price of the warrants was reduced to $1.91. per share and total number of warrants was increased 935,873 as of March 31, 2007 as a result of our January 2007 private placement (see Convertible Subordinated Notes below).

The original fair value of the 893,750 warrants totaled $1,160 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 118%, (3) risk free interest of 3.87% and dividend rate of 0%.  In accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain

Convertible Instruments” the embedded beneficial conversion feature of the debt was not recorded as the debt is considered contingently convertible at the time of issuance, and as a result of the completion of the Qualified Financing the debt subsequent to the close of the second quarter, the debt was determined to be not convertible. In June 2005, the fair value of the 812,500 warrants issued to investors of $1,055 was recorded as discounts of the convertible note.  In addition $105 relating to the fair value of the 81,250 warrants issued to the Placement Agents and $278 direct costs incurred relating to issuance of the convertible note were recorded as debt issuance cost as a contra liability account in debt discount and other assets, respectively, and will be amortized using the effective interest rate method over the life of the loan.

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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $1,160 have been recorded as warrant liability.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $281 and a loss $302 for the three months ended March 31, 2007 and 2006, respectively.  The fair value of warrants outstanding at March 31, 2007 and December 31, 2006 was $206 and $487, respectively.  The fair value of warrants outstanding at March 31, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.2 years; (2) volatility of 55%, (3) risk free interest of 4.54% and dividend rate of 0%.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rates to 14% per annum on the August 2007 Notes (“Default Rates”).  As of March 31, 2007, the Company has made timely interest payments.

The August 2007 Notes are convertible into shares of the Company’s common stock at $2.00 per share Pursuant to an Amended and Restated Security Agreement.  The convertible price of the August 2007 Notes is subject price adjustment for anti-dilution purposes.  As of March 31, 2007, the convertible price of the August 2007 Notes was reduced to $1.91 per share.

Further, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $4,808 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 93%; (3) risk free interest of 4.06% and dividend rate of 0%.  In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $342 and a loss of $981 for the three months ended March 31, 2007 and 2006, respectively.  The fair value of conversion features outstanding at March 31, 2007 and December 31, 2006 was $12 and $619, respectively.  The fair value of conversion feature outstanding at March 31, 2007 was computed using the Black-Scholes model under the following assumptions: (1) 0.34 year; (2) volatility of 55%, (3) risk free interest of 5.04% and dividend rate of 0%.

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

The Company also issued warrants to the purchasers of the August 2007 Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of  $2.00 per share, which is subject to price adjustment for anti-dilution purposes .  As of March 31, 2007, the exercise price of the warrants was reduced to $1.91 per share and total number of warrants was increased to 3,019,881.  The warrants will expire on August 2, 2010.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $4,068 have been recorded as warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.17% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $918 and a loss of $985 for the three months ended March 31, 2007 and 2006, respectively.  The fair value of warrants outstanding at March 31, 2007 and December 31, 2006 was $694 and $1,612, respectively.  The fair value of the warrants outstanding at March 31, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.34 years; (2) volatility of 55%; (3) risk free interest of 4.54% and dividend rate of 0%.

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

The Company filed its Registration Statement on December 9, 2005 and on August 7, 2006, the registration statement became effective.  As of March 31, 2007, the Company has accrued $1,633 and paid $923 of the late filing and registration fees and the remaining $710 is included in accounts payable and accrued liabilities.

On January 3, 2007 as part of a private placement offer, as amended, $2,290 of August 2007 Notes and $116 of late registration fees were exchanged for 8% Convertible Subordinated Notes due January 2010 (see Convertible Subordinated Notes below).   As part of the January 2007 private placement offer, as amended, the Company entered into conversion agreements with the holders of August 2007 Notes totaling $400 of principal providing for the conversion of such notes at a reduced conversion price of $1.25 per share.

As of March 31, 2007 and December 31, 2006, our gross outstanding loan balance of the August 2007 Notes totaled $7,188 and $9,878, respectively.  As of March 31, 2007 and December 31, 2006, un-amortized discounts for embedded conversion feature and warrants totaled $1,022 and $2,441, respectively, and other asset debt issuance costs totaled $58 and $139, respectively, and contra liability debt issuance cost totaled $72 and $172, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $962 for the three months ended March 31, 2007.  As of March 31, 2007, the effective interest rate for the August 2007 Notes was 17.5%.

Subordinated Promissory Note

On March 17, 2006, the Company issued a $1,000 10% subordinated promissory note due October 16, 2006 (the “October 2006 Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of the Company.  On September 30, 2006, the October 2006 Note was amended to mature on November 15, 2006 and was subsequently amended again to mature on November 30, 2006.  The October 2006 Note is unsecured and subordinated to all prior indebtedness of the Company.  All accrued interest and unpaid principal under the note were due November 30, 2006.  The proceeds from the October 2006 Note is to be used solely for working capital purposes.  In connection with the October 2006 Note, the Company issued warrants to purchase an aggregate amount of up to 125,000 shares of common stock, exercisable at $2.00 per share.  The warrants will expire on March 17, 2009, and include price adjustment provisions for anti-dilution purposes.  As of March 31, 2007, the exercise price of the warrants remained unchanged at $2.00 per share. There are no registration rights of the shares issuable from the exercise of the warrants.  Further, cashless exercise of the warrants is permitted.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the original fair value of the warrants of $84 have been recorded as warrant liability as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 2.96 years; (2) volatility of 84%; (3) risk free interest of 4.64% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrants as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $36 and of $1 for the three months ended March 31, 2007 and 2006, respectively.  The fair value of warrants outstanding at March 31, 2007 and December 31, 2006 was $14 and $50, respectively.  The fair value of warrants outstanding at March 31, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.96 years; (2) volatility of 55%, (3) risk free interest of 4.58% and dividend rate of 0%. Interest expense for the amortization of discount on the note was $0 and $13 for the three months ended March 31, 2007, and 2006, respectively.

During the quarter ended March 31, 2007, $1,000 of October 2006 Note was redeemed in cash as part of a private placement offer of 8% Convertible Subordinated Notes due January 2010 (see Convertible Subordinated Notes below).

Unsecured Subordinated Notes

On May 17, 2006, the Company completed a private placement of 8% unsecured subordinated notes (the “May 2006 Private Placement”) in the aggregate principal amount of $3,625 (the “August 2007 Subordinated Notes”), together with warrants to purchase up to an aggregate of 705,233 shares of the Company’s common stock.  On September 21, 2006, and December 1, 2006 the Company completed an additional private placement under the terms of the May 2006 Private Placement in the aggregate principal amount of $500 and $459, respectively, together with warrants to purchase up to an aggregate of 96,900 and 88,857 shares of the Company’s common stock, respectively.  The May 2006 Private Placement, was made solely to “accredited investors” including Ricardo Salas, the Company’s former President and Chief Executive Officer.  Mr. Salas held $559 of the August 2007 Subordinated Notes.

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

The August 2007 Subordinated Notes also gives the investors the opportunity to participate in a Follow-On Financing at a discounted rate.  If a holder of the August 2007 Subordinated Notes elects to participate in a Follow-On Financing, the holder of the Note will be entitled to purchase the securities being offered in the Follow-On Financing at a discount of 7% of the gross per share purchase price (in the case of an offering of common stock or preferred stock) or 7% of the face amount of the security being sold (in the case of an offering of debt securities).

As part of the August 2007 Private Placement, the Company issued warrants to the purchasers of the Notes giving them right to purchase up to an aggregate of 892,247 shares of the Company’s common stock.  In addition, warrants to purchase 80,717 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  The exercise price of the warrants was reduced to $2.33 per share and total amount of warrants was increased to 1,077,480 as of March 31, 2007.  The warrants will expire on May 17, 2011.

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

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $261 for the three months ended March 31, 2007.  The fair value of warrants outstanding at March 31, 2007 and December 31, 2006 was $252 and $513.The fair value of the warrants outstanding at March 31, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.13 years; (2) volatility of 55%; (3) risk free interest of 4.54% and dividend rate of 0%.

On January 3, 2007 as part of a private placement offer, as amended, $925 of August Subordinated 2007 Notes and $45 of accrued interest  were exchanged for 8% Convertible Subordinated Notes due January 2010 (see Convertible Subordinated Notes below).   Additionally, $650 of August Subordinated 2007 Notes and $26 of accrued interest were redeemed in cash during the three months ended March 31, 2007.

Our gross outstanding loan balance of the August 2007 Subordinated Notes totaled $3,009 and $4,585 as of March 31, 2007 and December 31, 2006, respectively.  As of March 31, 2007, un-amortized discounts for warrants totaled $329 and other asset deferred issuance costs totaled $83.  Interest expense for the amortization of discount on the note and deferred issuance cost was $218 for the three months ended March 31, 2007.  As of March 31, 2007, the effective interest rate for the August 2007 Subordinated Notes was 37.6%.

Convertible Subordinated Notes

On January 3, 2007, the Company completed a private placement of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”).  As a result of an April 2007 amendment to this transaction, the Company ultimately issued $16,300 in principal amount of January 2010 Notes (see Note 13).  The January 2010 Notes were issued for aggregate cash in the amount of $12,850, in payment of a total of $3,377 in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible notes due August 2007 (“August 2007 Notes”) and our 8% Unsecured Subordinated notes (the “August 2007 Subordinated Notes”), and $73 cash discount.

The payment of the previously issued notes was treated as an extinguishment of the debt in accordance with Emerging Issues Task Force No. 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”  The placement resulted in a $648 loss from extinguishment of debt, which consisted of write down of $64 of deferred issue costs, $733 of debt discount, and decrease of $149 in conversion feature liability as a result of the change in carrying value of exchanged notes.

The January 2010 Notes were originally convertible into the Company’s common stock at $1.55 per share.  As a part of the private placement, the Company issued warrants to the purchasers of the notes giving them the right to purchase up to an aggregate of 5,257,921 shares of our common stock at an exercise price of $1.93 per share. In connection with the private placement, the Company also issued to the placement agent for the transaction warrants to purchase an aggregate of 248,710 shares of our common stock at an exercise price of $1.55 per share.  The warrants will expire on January 3, 2012 and are subject to exercise price adjustment for anti-dilution purposes.  The Company is required to set aside $2,083 of the proceeds from the private placement for payment of the 6% Senior Secured Convertible notes due July 2007 (the “July 2007 Notes”).

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $6,205 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.6 to 3 years; (2) volatility of 55%; (3) risk free interest of 4.69% to 4.76% and dividend rate of 0%.  In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $3,971 for the three months ended March 31, 2007.  The fair value of conversion feature outstanding at March 31, 2007 of $2,234 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.3 to 2.6 years; (2) volatility of 55%, (3) risk free interest of 4.54% to 4.90% and dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $3,964 have been recorded as warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 55%; (3) risk free interest of 4.68% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $2,197 for the three months ended March 31, 2007.  The fair value of the warrants outstanding at March 31, 2007 of $1,768 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.76 years; (2) volatility of 55%; (3) risk free interest of 4.54% and dividend rate of 0%.

The original fair value of the embedded conversion feature of $6,205 and the original fair value of the 5,257,921 warrants issued to investors of $3,764, the original fair value of 248,710 warrants issued to Placement Agents of $200, and $73 cash discount were recorded as discounts of the convertible note.  In addition, $951 direct costs incurred relating to issuance of the convertible note was recorded as debt issuance cost in other assets.

The January 2010 Notes were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between the Company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the original January Purchase Agreement, the Company agreed to repay or otherwise satisfy, within 5 days after the closing of the private placement, approximately $15,461 of the Company’s outstanding debt under previously issued promissory notes, including the August 2007 Notes, the Atlantic Note, and New Bridge Notes (the “Debt Satisfaction Covenant”).  The Company originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their August 2007 Notes at a reduced conversion price following the private placement under a note conversion agreement proposed by the Company, but most of such holders ultimately elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, the Company has not yet repaid the indebtedness as required by the original January Purchase Agreement, and in April 2007, the Company entered into an amendment to the January Purchase Agreement providing that the Company will have until October 1, 2007 (or such earlier date on which the indebtedness to be repaid is due) to comply with the Debt Satisfaction Covenant (see Note 13).

The January 2010 Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in the form of additional January 2010 Notes (in which case the interest rate will be 10% per annum). The ability to pay interest with additional January 2010 Notes is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. From and after an event of default under the January 2010 Notes and for so long as the event of default is continuing, the January 2010 Notes will bear default interest at a rate of 12% per annum (or 15% per annum if we elect to pay interest with additional January 2010 Notes).

Beginning July 31, 2008 and at the end of each month thereafter, the Company will be required to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at the Company’s election, with shares of our common stock. The ability to pay the redemption amounts with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. Any unconverted January 2010 Notes will become due on December 31, 2009, although the Company will have the right at any time after 18 months following the issuance of the January 2010 Notes to redeem the January 2010 Notes in whole or in part for a cash redemption price of 105% of the portion of the principal amount being redeemed plus all accrued and unpaid interest thereon. The January 2010 Notes are unsecured and are subordinate to the July 2007 Notes and to certain secured financing from commercial lenders incurred by the Company in the future.  The terms of the 2010 Notes also provide that the Company will be required to maintain a sufficient bank balance to provide for the timely repayment of our July 2007 Notes.

In connection with the January 2007 private placement, the Company entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which the Company is required, on or before 45 days after the closing of the private placement, to use commercially reasonable efforts to file a registration statement with the SEC covering the resale of the shares of the common stock issuable pursuant to the January 2010 Notes and warrants and to use commercially reasonable efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review).  The Company will be subject to monetary penalties up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. In the event that the Company is unable to include in the registration statement all shares of our common stock issuable pursuant to the January 2010 Notes and warrants, then we will be required to file up to two additional registration statements to register the resale of any shares excluded from the originally filed registration statement and to pay the foregoing monetary penalties on the January 2010 Notes convertible into the excluded shares until the resale of such excluded shares is covered by an effective registration statement or until such shares can be sold under SEC Rule 144.  As of March 31, 2007, an aggregate of $20 in monetary penalties under the Registration Rights Agreement had already been paid to investors, while an additional $214 thousand in such penalties were accrued but unpaid.

On March 22, 2007, one of the purchasers of the January 2010 Notes (holding January 2010 Notes in the aggregate amount of $2.0 million) sent the Company an event of default notice (“Event of Default Notice”) indicating that the Company had defaulted under the January Purchase Agreement (and therefore under the January 2010 Note) by failing to comply with the Debt Satisfaction Covenant.  This holder did not execute the April 2007 amendment to the January Purchase Agreement.  In general, upon a breach of the January 2010 Notes or January Purchase Agreement, a holder of the January 2010 Notes may require us to redeem the January 2010 Notes at a price equal to the greater of (i) the conversion amount to be redeemed and (ii) the product of (A) the conversion rate with respect to such conversion amount in effect at such time as the purchaser of the January 2010 Note delivers an Event of Default Redemption Notice (as defined below) and (B) the closing sale price of our common stock on the date immediately preceding such event of default.  Under the terms of the January 2010 Notes and January Purchase Agreement, the Company has ten (10) business days after the receipt of an Event of Default Notice to cure a default (see Note 13).

In addition, because the Company repaid $1,763 of principal and interest under the October 2006 Note and certain August 2007 Subordinated Notes in January and February 2007 without first repaying the August 2007 Notes and July 2007 Notes, the Company may also be in breach of the August 2007 Notes and July 2007 Notes.

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $16,300 as of March 31, 2007.  As of March 31, 2007, un-amortized discounts for conversion feature, warrants, and cash discount totaled $9,894, and other asset debt issuance costs totaled $918.  Interest expense for the amortization of debt issuance cost and discount on note was $382 for the three months ended March 31, 2007.  As of March 31, 2007, the effective interest rate of the January 2010 Notes was 54%.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005, which allows for borrowings of up to $1,500.  The Agreement expires on April 21, 2006, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.  In January 2007, the Company entered into a second amendment to the Agreement to provide for increased borrowings against non-approved receivables assigned of 80%.  Borrowings made against non-approved receivables assigned are limited to $1,000 and total borrowings made on approved and non-approved receivables assigned are limited to $5,000.  Further, the amendment provides for interest charges of 0.5% plus prime rate of interest less 2%.  The agreement will continue until February 1, 2008 and will renew annually thereafter.  Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances.  All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.55% to 1.5% plus prime rate as published by the Wall Street Journal, with a minimum annual fee of $30. All receivables assigned and advances made are subject to return and recall by the financing company, respectively.  As such, the advances have been classified as short-term secured borrowings in accordance with SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.”  For the three months ended March 31, 2007, the Company borrowed $3,667 and repaid $3,843 under the Agreement.  The total outstanding advance made under the agreement is $1,493 and $1,669 as of March 31, 2007 and December 31, 2006, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 9.71% for the three months ended March 31, 2007.  As of March 31, 2007, the Company’s availability for future borrowing under the agreement is $3,507, which is contingent on approval of eligible receivables by the financing company.

In February 2007, the Company entered into an agreement to deposit cash of $2,083 with a rate of prime rate of interest less 2% with the financing company.  The agreement is effective until July 27, 2007 and the cash deposit will be used to pay down principal amount of the July 2007 Notes. Additionally, the financing company reserves the right to offset outstanding advances against the cash deposit. As a result, the $2,083 cash deposit is presented as restricted cash as of March 31, 2007.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of March 31, 2007, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance through February 2008.  Principal payments made to Kookmin Bank totaled $556 for the three months ended March 31, 2007, which includes $23 of foreign exchange translation loss.  The outstanding loan balance totaled $1,218 and $1,796, of which $1,218 and $225 is included in current portion of long-term debt, as of March 31, 2007 and December 31, 2006, respectively.

8.     Stock Compensation Plan

During the three months ended March 31, 2007, under the Company’s 2002 Non-employee Director Stock Option Plan, which provides for the grant of stock options to non-employee directors, the company granted 70,000 of the Company’s common shares for an average exercise price of $1.53.  Further, all options under this plan have exercise prices equal to the fair market value on the date of grant.

The Company cancelled 99,250 options during the three months ended March 31, 2007, for terminated employees and directors.

9.         Segment Reporting and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  The expenses incurred by the bulk Liquidmetal alloy segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 4 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three Months Ended March 31, 2007
Revenue to external customers	$2,724	$2,343	$5,067
Gross profit (loss)	1,259	(2,633)	(1,374)
Income (loss) before interest expense and discontinued operations	795	(2,744)	(1,949)
Total identifiable assets at end of period	1,552	15,899	17,451

Three Months Ended March 31, 2006
Revenue to external customers	$2,384	$4,171	$6,555
Gross profit	990	241	1,231
Income (loss) before interest expense and discontinued operations	805	(386)	419
Total identifiable assets at end of period	878	17,488	18,366

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months
	Ended March 31,
	2007	2006
		(Restated)

Total segment income (loss) before minority interest, interest expense	$(1,949)	$419
General and administrative expenses, excluded	(2,220)	(1,616)

Consolidated loss before interest, other income, income taxes, minority interest	(4,169)	(1,197)
Loss from extinguishments of debt	(648)	—
Change in value of warrants, net	3,692	(1,289)
Change in value of conversion feature	4,344	(1,783)
Interest expense	(2,763)	(1,782)
Interest income	61	2
Consolidated net income (loss)	$517	$(6,049)

Included in bulk alloy segment income for the three months ended March 31, 2006 is $480 of other income recognized from termination of a distribution agreement in March 2006.

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $2,928 and $2,266 during the three months ended March 31, 2007 and 2006, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended March 31, 2007, the Company had revenues from companies outside of the United States of $2,139 of which $554 represented sales to companies located in South Korea.  During the three months ended March 31, 2006, the Company had revenues from companies outside of the United States of $4,289 of which $1,782 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,382 and $1,439 located in the United States at March 31, 2007 and December 31, 2006, respectively. The Company had long-lived assets of $10,816 and $11,799 located in South Korea at March 31, 2007 and December 31, 2006, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

March 31,
2007

Total segment assets	$17,451
Cash and cash equivalents	2,693
Restricted cash	2,083
Prepaid expenses and other current assets	824
Other property, plant and equipment	223
Intangibles, net	1,156
Other assets	1,031
Total consolidated assets	$25,461

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

Options to purchase 7,763,341 shares of common stock at prices ranging from $0.77 to $15.00 per share were outstanding at March 31, 2007, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 10,664,865 shares of common stock, with exercise prices between $1.55 and $2.33 per share outstanding at March 31, 2007 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Additionally, 20,663,897 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices between $1.00 and $1.91 per share outstanding at March 31, 2007 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.

11.      Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

In April 2006, we reached agreements-in-principle to settle our previously-disclosed consolidated securities class action and shareholder derivative actions for a total of $7,500; $7,025 for the class action and $475 for the derivative actions.  In addition, we will commit to maintain or implement various corporate governance measures in connection with the settlement of the derivative actions.

The consolidated class action arose from a number of lawsuits filed in 2004 against our company and certain of our former and current directors and officers on behalf of persons who purchased our common stock between May 21, 2002 and May 13, 2004.  These actions, which were brought under the federal securities laws, alleged that the Prospectus issued in connection with our initial public offering in May 2002 contained material misrepresentations and omissions regarding our historical financial condition and regarding a personal stock transaction by our former chief executive officer.  They also alleged that our company and certain of our present and former officers and directors engaged in improper revenue recognition with respect to certain of our business transactions, failed to maintain adequate internal controls, and knowingly disclosed unrealistic but favorable information about market demand for and commercial viability of our products to artificially inflate the value of our stock.  On October 19, 2006, the presiding judge entered an Order giving final approval of the class action settlement.  In connection with the settlement, our directors and officers’ liability insurers contributed $7,025 to a settlement fund, from which approved claims of eligible class members will be paid in accordance with a court-approved plan of allocation.  Taking into account the insurance contribution, the net cost of the settlement to our company is approximately $475, which is the insurance deductible we paid over several quarters ending in the third quarter of 2005, and which was previously recorded as a charge.

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

On January 3, 2007, we completed a private placement of new 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”) that, as amended, provided for the issuance of $16,300 in principal amount of January 2010 Notes.  The January 2010 Notes were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between our company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the original January Purchase Agreement, we agreed to repay or otherwise satisfy, within 5 days after the closing of the private placement, approximately $15,461 of our outstanding debt under previously issued promissory notes, including the August 2007 Notes, the Atlantic Note, and New Bridge Notes (the “Debt Satisfaction Covenant”).  We originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their August 2007 Notes at a reduced conversion price following the private placement under a note conversion agreement proposed by us, but most of such holders ultimately elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, we have not yet repaid the indebtedness as required by the original January Purchase Agreement, and in April 2007, we entered into an amendment to the January Purchase Agreement providing that we will have until October 1, 2007 (or such earlier date on which the indebtedness to be repaid is due) to comply with the Debt Satisfaction Covenant.

On March 22, 2007, one of the purchasers of the January 2010 Notes (holding January 2010 Notes in the aggregate amount of $2,000) sent us an event of default notice (“Event of Default Notice”) indicating that we had defaulted under the January Purchase Agreement (and therefore under the January 2010 Note) by failing to comply with the Debt Satisfaction Covenant.  This holder did not execute the April 2007 amendment to the January Purchase Agreement.  In general, upon a breach of the January 2010 Notes or January Purchase Agreement, a holder of the January 2010 Notes may require us to redeem the January 2010 Notes at a price equal to the greater of (i) the conversion amount to be redeemed and (ii) the product of (A) the conversion rate with respect to such conversion amount in effect at such time as the purchaser of the January 2010 Note delivers an Event of Default Redemption Notice (as defined below) and (B) the closing sale price of our common stock on the date immediately preceding such event of default.  Under the terms of the January 2010 Notes and January Purchase Agreement, we have ten (10) business days after the receipt of an Event of Default Notice to cure a default.  On April 6, 2007, the holder which sent the Event of Default Notice further sent us an event of default redemption notice (“Event of Default Redemption Notice”).  The Event of Default Redemption Notice states that the holder has elected to require us to redeem its January 2010 Note for a price equal to $2,000 (the amount of the January 2010 Note) plus accrued and unpaid interest.

On April 16, 2007, we were served with a complaint filed by the holder in the Federal District Court in Minnesota to collect this amount. We will have until May 25, 2007 to formally respond to the complaint.  Although we believe that, as a result of the April 2007 amendment to the January Purchase Agreement, we may not be obligated to redeem the holder’s January 2010 Note because we are now in compliance with the Debt Satisfaction Covenant, a court of law may conclude otherwise, and we are therefore currently working to resolve this matter.

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies.  The third party paid the Company a $1,000 distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party.  The remaining unearned distribution fee of $830 had not been refunded.  On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market.  This commission was to be applied to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006.  If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 were to be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement.  As of March 31, 2007 the Company has paid $15 of commission.  As of March 31, 2007, $325 remains as liability and is included in accounts payable and accrued liabilities.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007, the Company contributed $217 to into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI. Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During year ended December 31, 2006, the Company recognized revenues of $702 of Liquidmetal alloys sold to SAGA for use in the joint venture.  Company anticipates the alloys to be fully utilized by the joint venture prior to the 18 month period.  There were no revenues recognized from the joint venture for the three-months ended March 31, 2007.

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

In December 2006, the Company entered into an amended license agreement with LLPG, which extends the license agreement to fifteen years at reduced royalty rates.  Additionally, the amended license agreement includes a $400 termination fee to be paid out in quarterly installments in 2007.  The termination fee will be recognized as revenue when received in 2007.  There were no revenues recognized under the licensing agreement during the three months ended March 31, 2007 and 2006.

The Company has a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the three months ended March 31, 2007 and 2006, amounted to $0 and $30, respectively.

Additionally, the Company is a party to a consulting agreement with Mr. Johnson.  Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy.  During 2005, the agreement continued on a month to month basis.  In April 2006, the Company entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006.  During the three months ended March 31, 2007 and 2006, the Company incurred $16 and $15 in consulting fees from Mr. Johnson, respectively.

The Company is a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of the Company.  Under this agreement, the Company engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  On January 1, 2006, the term of the agreement was extended to December 31, 2006 and on January 1, 2007, the term of the agreement was once again extended to December 31, 2007.  During the three months ended March 31, 2007 and 2006, the Company incurred $0 in consulting fees from Chitnis Consulting for both periods.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of March 31, 2007, the outstanding amount of the receivable was $235 and is included in prepaid and other current assets.

During 2006, the Company purchased production supplies and molds from Grace Metal, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of the Company.  The Company purchased a total of $141 for the three months ended March 31, 2007, of which $112 is included in accounts payable and accrued liabilities at March 31, 2007.

 13. Subsequent Events

In April 2007, the Company entered into an agreement to purchase the assets of a coatings application business effective June 1, 2007 for approximately $750.

In April 2007, the Company entered into a recession agreement with certain holders of the 7% Senior Convertible Notes Due August 2007, which affirmed the exchange of $1,500 of the notes for 8% Convertible Subordinated Convertible Notes due January 2010 (the “January 2010 Notes”).  As a result of this agreement, the total principal amount of the January 2010 Notes was increased to $16,300 (see Note 7).

In April 2007, the Company entered into an amendment to the Security Purchase Agreement (the “January Purchase Agreement”), dated January 3, 2007, with certain of the holders of the Company’s January 2010 Notes.  Under the terms of the January Purchase Agreement,  the Company agreed to satisfy, within 5 days after the closing of the private placement, through either repayment or conversion, approximately $15,461 of the Company’s outstanding debt under previously issued promissory notes, including the 7% Senior Convertible Notes Due August 2007 (the “Debt Satisfaction Covenant”).  The Company originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their 7% Senior Convertible Notes Due August 2007 at a reduced conversion price following the private placement under a note conversion agreement proposed by the Company, but most of such holders have elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, the Company has not yet repaid the indebtedness as required by the January Purchase Agreement. Under the April 2007 amendment, the Company will have until October 1, 2007 (or such earlier date on which the indebtedness to be repaid is due) to comply with the Debt Satisfaction Covenant.  In addition, the April 2007 amendment provides that the purchasers of the January 2010 Notes have the right to require the Company to redeem such notes prior to maturity in the event that the Company sell its Liquidmetal Coatings business unit, sell its manufacturing facility in South Korea, and/or engage in any debt or equity financing, provided that the foregoing transactions result in aggregate cumulative proceeds of $25,000, and it also provides that the Company will be obligated to grant to the purchasers of such notes a pari passu security interest in any collateral (if any) that is used to secure our next private placement of convertible notes.  As required by the January Purchase Agreement, the April 2007 amendment was executed by the holders of more than fifty percent (50%) of the outstanding principal amount of the Notes.  Additionally, the April 2007 amendment provides for a reduced warrant exercise price of $1.55 per share (compared to $1.93 per share) and reduced conversion price of $1.10 per share (compared to conversion price of $1.55 per share), subject to adjustment for anti-dilution.  As a result, the total number warrants issued to holders of our January 2010 Notes were increased to 7,408,881.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•              Allowance for doubtful accounts

•              Inventories at lower of cost or net realizable value

•              Deferred tax assets

•              Valuation of derivatives of warrants and embedded conversion features

Our Annual Report on Form 10-K for the year ended December 31, 2006, contains further discussions on our critical accounting policies and estimates.

The company adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded during the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense of $0.2 million for the three months ended March 31, 2007 and 2006.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

Revenue. Revenue decreased $1.5 million to $5.1 million for the three months ended March 31, 2007 from $6.6 million for the three months ended March 31, 2006.  The decrease consisted of a decrease of $1.8 million from the sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decreased demand from electronic casings applications, offset by an increase of $0.3 million from sales of our coatings products as a result of increase in demand from oil drilling applications.

Cost of Sales. Cost of sales increased to $6.4 million, or 127% of revenue, for the three months ended March 31, 2007 from $5.3 million, or 81% of revenue, for the three months ended March 31, 2006.  The increase was a result of decreases in bulk Liquidmetal alloy business.  Significant portions of our manufacturing costs continue to remain fixed.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $2.5 million, or 50% of revenue, for the three months ended March 31, 2007 from $2.7 million, or 41% of revenue, for the three months ended March 31, 2006.  This decrease was primarily a result of decrease in wages and expenses of $0.1 million, and a decrease in travel and advertising expenses $0.1 million.

Research and Development Expenses. Research and development expenses increased to $0.3 million, or 5% of revenue, for the three months ended March 31, 2007 from $0.2 million, or 3% of revenue, for the three months ended March 31, 2006.  The increase is primarily due to an increase in wages and expenses and professional fees of $0.1 million The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishments of Debt.  Loss from extinguishments of debt increased to $0.6 million, or 13% of revenue, for the three months ended March 31, 2007 from $0 for the three months ended March 31, 2006.  The $0.6 million loss from extinguishment of debt was recognized from the extinguishment of certain of our convertible and subordinated notes in January 2007.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $3.7 million, or 73% of revenue, for the three months ended March 31, 2007 from a loss of $1.3 million, or 20% of revenue, for the three months ended March 31, 2006.  The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our senior convertible debt funded in March 2004 and exchanged in August 2004, August 2005 and January 2007 resulted in a change in value of conversion feature gain of $4.3 million, or 86% of revenue, during the three months ended March 31, 2007 from a loss of $1.8 million or 27% of revenue, for the three months ended March 31, 2006, primarily as a result of fluctuations in our stock price.

Other Income. Other income was $0.5 million, or 7% of revenue, for the three months ended March 31, 2006 from termination of a distribution agreement with a Japanese sporting goods distributor originally entered into in March 1996.  There were no amounts recognized as other income during the three months ended March 31, 2007.

Interest Expense. Interest expense was $2.8 million, or 55% of revenue, for the three months ended March 31, 2007 and was $1.8 million, or 27% of revenue, for the three months ended March 31, 2006.  Interest expense consists primarily of interest accrued on the Kookmin Bank loan funded in 2003, convertible debts funded in 2004, 2005, and 2007, subordinated notes funded in 2006, fees charged from short-term borrowings under the April 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible and subordinated debt.  The increase was primarily due to higher debt balance, increased debt discount amortization, increases in fees from borrowings made under the April 2005 factoring, loan, and security agreement, and interest costs accrued for late filing penalties during the three months ended March 31, 2007.

Interest Income.  Interest income was $61 thousand for the three months ended March 31, 2007 and was $2 thousand for the three months ended March 31, 2006 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $5.4 million for the three months ended March 31, 2007 and $1.2 million for the three months ended March 31, 2006.  Our working capital deficit decreased from $ $23.2 million at December 31, 2006 to $16.1 million at March 31, 2007.  The Company’s working capital deficit decrease of $7.1 million was primarily attributable to increase in cash and cash equivalent of $2.8 million, increase in restricted cash of $2.1 million, increase in other assets of $1 million decrease in accounts payable and accrued liability of $2.1 million, decrease in short term debt of $1.2 million, decrease in current portion of long-term debt of $2.6 million, offset by decrease in trade accounts receivable of $0.9 million, inventories of $1.2 million, decrease in property, plant and equipment of $1.0 million, and increase in conversion feature liabilities of $1.6 million.

Our cash used in investing activities was $0.2 million for the three months ended March 31, 2007 primarily for investments in joint venture.

Our cash provided by financing activities was $8.5 million for the three months ended March 31, 2007.  The Company received net $3.7 million in borrowings from factoring agreement executed in April 2005. The proceeds from borrowings have been used to meet working capital requirements.   The Company has $3.5 million available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company.

On January 3, 2007, the Company completed a private placement of $16.3 million in principal amount of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”). The January 2010 Notes were issued for aggregate cash in the amount of $12.9 million, in payment of a total of $3.4 million in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible Notes due August 2007 and our  8% Unsecured Subordinated Notes.

We anticipate that the $12.9 million aggregate cash raised in the private placement will be sufficient to pursue our current operating plan only through the third quarter of 2007, and we will therefore require additional funding at or prior to that time.  As a result of the foregoing, we are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility), potential licensing and outsourcing of manufacturing operations including those in South Korea and China, and the possible sale of our Liquidmetal Coatings business.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of March 31, 2007:

	Payments Due by Period (in thousands)
		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$29,796	$13,496	$16,300	$—	$—
Short-term debt (3)	1,493	1,493	—	—	—
Operating leases and rents	1,701	94	1,095	512	—
Consulting services payable	47	47	—	—	—
Dongyang	12	12	—	—	—
Nichimen	335	335	—	—	—
	$33,384	$15,477	$17,395	$512	$—

(1) Contractual cash obligations include Long-Term Debt comprised of: $2,083 of Senior Convertible Notes issued in 2004 and $7,186 of Senior Convertible Notes issued in 2005, $3,009 of Unsecured Subordinated Notes issued in 2006, $16,300 of Convertible Unsecured Notes issued in 2007, and $1,218 of Kookmin Bank Loan, Short-Term Debt comprised of $1,493 outstanding advances received under factoring, loan, and security agreement, future minimum lease payments under capital and operating leases, and purchase commitments from consultants, payments due from our discontinued equipment manufacturing business (Dongyang), and minimum payments due under a distribution agreement (Nichimen).

(2) Does not include interest payments of $4,055; and un-amortized discounts for conversion feature and warrants of $11,540 of our notes.

(3) Does not include minimum interest and fee payments of $30.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the year ended December 31, 2006, we recognized revenues of $0.7 million of Liquidmetal alloys sold to SAGA for use in the joint venture.  We anticipate the alloys to be fully utilized by the joint venture prior to the 18 month period.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer and Vice President of Finance have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

Securities Class Action and Shareholder Derivative Actions

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

Department of Justice Investigation

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

Noteholder Lawsuit

On January 3, 2007, we completed a private placement of new 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”) that, as amended, provided for the issuance of $16.3 million in principal amount of January 2010 Notes.  The January 2010 Notes were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between our company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the original January Purchase Agreement, we agreed to repay or otherwise satisfy, within 5 days after the closing of the private placement, approximately $15.5 million of our outstanding debt under previously issued promissory notes, including the August 2007 Notes, the Atlantic Note, and New Bridge Notes (the “Debt Satisfaction Covenant”).  We originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their August 2007 Notes at a reduced conversion price following the private placement under a note conversion agreement proposed by us, but most of such holders ultimately elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, we have not yet repaid the indebtedness as required by the original January Purchase Agreement, and in April 2007, we entered into an amendment to the January Purchase Agreement providing that we will have until October 1, 2007 (or such earlier date on which the indebtedness to be repaid is due) to comply with the Debt Satisfaction Covenant.

On March 22, 2007, one of the purchasers of the January 2010 Notes (holding January 2010 Notes in the aggregate amount of $2.0 million) sent us an event of default notice (“Event of Default Notice”) indicating that we had defaulted under the January Purchase Agreement (and therefore under the January 2010 Note) by failing to comply with the Debt Satisfaction Covenant.  This holder did not execute the April 2007 amendment to the January Purchase Agreement.  In general, upon a breach of the January 2010 Notes or January Purchase Agreement, a holder of the January 2010 Notes may require us to redeem the January 2010 Notes at a price equal to the greater of (i) the conversion amount to be redeemed and (ii) the product of (A) the conversion rate with respect to such conversion amount in effect at such time as the purchaser of the January 2010 Note delivers an Event of Default Redemption Notice (as defined below) and (B) the closing sale price of our common stock on the date immediately preceding such event of default.  Under the terms of the January 2010 Notes and January Purchase Agreement, we have ten (10) business days after the receipt of an Event of Default Notice to cure a default.  On April 6, 2007, the holder which sent the Event of Default Notice further sent us an event of default redemption notice (“Event of Default Redemption Notice”).  The Event of Default Redemption Notice states that the holder has elected to require us to redeem its January 2010 Note for a price equal to $2.0 million (the amount of the January 2010 Note) plus accrued and unpaid interest.  On April 16, 2007, we were served with a complaint filed by the holder in the Federal District Court in Minnesota to collect this amount. We will have until May 25, 2007 to formally respond to the complaint.  Although we believe that, as a result of the April 2007 amendment to the January Purchase Agreement, we may not be obligated to redeem the holder’s January 2010 Note because we are now in compliance with the Debt Satisfaction Covenant, a court of law may conclude otherwise, and we are therefore currently working to resolve this matter.

Item 1A – Risk Factors

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, the following is an additional risk factor that could adversely affect our business, results of operations or financial condition:

One of the investors in our January 2007 private placement has demanded the redemption of its note issued in the private placement.

The January 2010 Notes issued in our January 2007 private placement were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between our company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the original January Purchase Agreement, we agreed to repay or otherwise satisfy, within 5 days after the closing of the private placement, approximately $15.5 million of our outstanding debt under previously issued promissory notes, including the August 2007 Notes (the “Debt Satisfaction Covenant”).  We originally agreed to this covenant based on assurances that a substantial number of holders of previously issued notes would elect to convert such notes at a reduced conversion price following the January 2007 private placement under a note conversion agreement proposed by us, but most of such holders ultimately elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, we have not yet repaid the indebtedness as required by the original January Purchase Agreement, and in April 2007, we entered into an amendment to the January Purchase Agreement providing that we will have until October 1, 2007 (or such earlier date on which the indebtedness to be repaid is due) to comply with the Debt Satisfaction Covenant.

On March 22, 2007, one of the purchasers of the January 2010 Notes (holding January 2010 Notes in the aggregate amount of $2.0 million) sent us an event of default notice (“Event of Default Notice”) indicating that we had defaulted under the January Purchase Agreement (and therefore under the January 2010 Note) by failing to comply with the Debt Satisfaction Covenant.  This holder did not execute the April 2007 amendment to the January Purchase Agreement.  In general, upon a breach of the January 2010 Notes or January Purchase Agreement, a holder of the January 2010 Notes may require us to redeem the January 2010 Notes at a price equal to the greater of (i) the conversion amount to be redeemed and (ii) the product of (A) the conversion rate with respect to such conversion amount in effect at such time as the purchaser of the January 2010 Note delivers an Event of Default Redemption Notice (as defined below) and (B) the closing sale price of our common stock on the date immediately preceding such event of default.  Under the terms of the January 2010 Notes and January Purchase Agreement, we have ten (10) business days after the receipt of an Event of Default Notice to cure a default.  On April 6, 2007, the holder which sent the Event of Default Notice further sent us an event of default redemption notice (“Event of Default Redemption Notice”).  The Event of Default Redemption Notice states that the holder has elected to require us to redeem its January 2010 Note for a price equal to $2,000,000 (the amount of the January 2010 Note) plus accrued and unpaid interest.  On April 16, 2007, we were served with a complaint filed by the holder in the Federal District Court in Minnesota to collect this amount. We will have until May 25, 2007 to formally respond to the complaint.  Although we believe that, as a result of the April 2007 amendment to the January Purchase Agreement, we may not be obligated to redeem the holder’s January 2010 Note because we are now in compliance with the Debt Satisfaction Covenant, a court of law may conclude otherwise, and we are therefore currently working to resolve this matter.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In February 2007, we entered into conversion agreements with certain holders of our August 2007 Notes holding $0.4 million of principal providing for the conversion of such notes at a reduced conversion price of $1.25 per share and issued 320,000 shares of our common stock.  This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, as such transaction did not involve any public offering, was made without general solicitation or advertising, and the holders were accredited investors with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment.

Item 3 - Defaults Upon Senior Securities

On March 22, 2007, one of the purchasers of the 8% Convertible Subordinated Notes Due January 2010 (the “January 2010 Notes”), holding January 2010 Notes in the aggregate amount of $2.0 million, sent us an event of default notice (“Event of Default Notice”) indicating that we had defaulted under the January Purchase Agreement (and therefore under the January 2010 Note) by failing to comply with the Debt Satisfaction Covenant.  This holder did not execute the April 2007 amendment to the January Purchase Agreement.  In general, upon a breach of the January 2010 Notes or January Purchase Agreement, a holder of the January 2010 Notes may require us to redeem the January 2010 Notes at a price equal to the greater of (i) the conversion amount to be redeemed and (ii) the product of (A) the conversion rate with respect to such conversion amount in effect at such time as the purchaser of the January 2010 Note delivers an Event of Default Redemption Notice (as defined below) and (B) the closing sale price of our common stock on the date immediately preceding such event of default.  Under the terms of the January 2010 Notes and January Purchase Agreement, we have ten (10) business days after the receipt of an Event of Default Notice to cure a default.  On April 6, 2007, the holder which sent the Event of Default Notice further sent us an event of default redemption notice (“Event of Default Redemption Notice”).  The Event of Default Redemption Notice states that the holder has elected to require us to redeem its January 2010 Note for a price equal to $2.0 million (the amount of the January 2010 Note) plus accrued and unpaid interest.  On April 16, 2007, we were served with a complaint filed by the holder in the Federal District Court in Minnesota to collect this amount. We will have until May 25, 2007 to formally respond to the complaint.  Although we believe that, as a result of the April 2007 amendment to the January Purchase Agreement, we may not be obligated to redeem the holder’s January 2010 Note because we are now in compliance with the Debt Satisfaction Covenant, a court of law may conclude otherwise, and we are therefore currently working to resolve this matter.

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

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

10.1	Standard Industrial / Commercial Single-Tenant Lease, dated February 13, 2007, between Liquidmetal Technologies, Inc. and 30452 Esperanza LLC.

10.2	Lease, dated March 19, 2007, between Liquidmetal Technologies, Inc. and Larry Ruffino and Roland Ruffino.

31.1	Certification of the President and Chief Executive Officer, Larry Buffington, as required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Won Chung, as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Larry Buffington, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Won Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES
(Registrant)

Date: May 15, 2007	/s/ Larry Buffington
Larry Buffington
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	/s/ Won Chung
Won Chung
Vice President of Finance
(Principal Financial and Accounting Officer)