Form 10-Q
period 2007-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2007-08-14
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.  001-31332

LIQUIDMETAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0264467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30452 Esperanza
Rancho Santa Margarita, CA 92688
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

As of August 7, 2007, there were 44,631,768 shares of the registrant’s common stock, $0.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,288	$144
Restricted cash	2,083	—
Trade accounts receivables, net of allowance for doubtful accounts of $215 and $82	5,150	3,934
Inventories	2,143	3,765
Prepaid expenses and other current assets	1,177	830
Total current assets	12,841	8,673

Property, plant and equipment, net	10,845	12,095
Idle equipment	173	194
Other intangibles, net	1,144	1,170
Investment in joint venture	306	3
Other assets	1,235	109
Total assets	$26,544	22,244

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	9,797	9,802
Deferred revenue	423	202
Short-term debt	3,212	2,669
Long-term debt, current portion, net of debt discounts of $481 and $3,636	12,707	14,480
Warrant liabilities	2,977	2,662
Conversion feature liabilities	3,271	1,838
Other liabilities, current portion	143	177
Total current liabilities	32,530	31,830

Long-term debt, net of current portion and debt discounts of $11,167 and $0	5,133	225
Other long-term liabilities, net of current portion	547	552
Total liabilities	37,890	32,607

Shareholders' deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,631,768 issued and outstanding at June 30, 2007 and 44,311,768 issued and outstanding at December 31, 2006	45	44
Additional paid-in capital	136,949	136,031
Accumulated deficit	(151,546)	(149,047)
Accumulated other comprehensive income	2,886	2,609
Total shareholders' deficiency	(11,666)	(10,363)

Total liabilities and shareholders' deficiency	$26,544	$22,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$8,331	$7,090	$13,398	$13,645
Cost of sales	7,686	5,564	14,127	10,888

Gross profit (loss)	645	1,526	(729)	2,757

Operating expenses
Selling, general, and administrative	2,495	2,368	5,027	5,073
Research and development	293	281	556	484
Total operating expenses	2,788	2,649	5,583	5,557
Loss from operations	(2,143)	(1,123)	(6,312)	(2,800)

Loss from extinguishments of debt	—	—	(648)	—
Change in value of warrants, gain (loss)	564	(1,426)	4,256	(2,715)
Change in value of conversion feature, gain (loss)	1,168	(2,137)	5,512	(3,920)
Other income	49	92	49	572
Interest expense	(2,700)	(3,277)	(5,463)	(5,059)
Interest income	46	7	107	9

Loss from continuing operations	(3,016)	(7,864)	(2,499)	(13,913)

Net Loss	(3,016)	(7,864)	(2,499)	(13,913)

Other comprehensive income (loss):
Foreign exchange translation gain	499	28	277	127
Comprehensive loss	$(2,517)	$(7,836)	$(2,222)	$(13,786)

Net loss per share basic and diluted:
Loss per share basic and diluted	$(0.07)	$(0.18)	$(0.06)	$(0.32)

Number of weighted average shares - basic and diluted	44,632	44,075	44,778	43,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Six Months Ended June 30, 2007

(in thousands, except per share data)

(unaudited)

					Accumulated
			Additional	Accumu-	Other
	Common	Common	Paid-in	lated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total

Balance, December 31, 2006	44,311,768	$44	$136,031	$(149,047)	$2,609	(10,363)
Conversion of notes payable	320,000	1	516	—	—	517
Stock-based compensation	—	—	402	—	—	402
Foreign exchange translation gain	—	—	—	—	277	277
Net loss	—	—	—	(2,499)	—	(2,499)
Balance, June 30, 2007	44,631,768	$45	$136,949	$(151,546)	$2,886	$(11,666)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Operating activities:
Net income (loss)	$(2,499)	$(13,912)

Adjustments to reconcile loss from operations to net cash used for operating activities:
Gain on disposal of asset	(49)	(92)
Depreciation and amortization	1,734	1,765
Loss on extinguishment of debt	648	—
Amortization of debt discount	3,371	2,925
Stock-based compensation	403	535
Bad debt (recovery) expense	131	60
Warranty expense	261	107
Loss (gain) from change in value of warrants	(4,256)	2,715
Loss (gain) from change in value of conversion feature	(5,512)	3,920
Changes in operating assets and liabilities:
Trade accounts receivable	(1,047)	(2,038)
Inventories	1,622	(568)
Prepaid expenses and other current assets	(471)	(646)
Other assets	(1,386)	65
Accounts payable and accrued expenses	61	2,523
Deferred revenue	221	(801)
Other liabilities	330	(167)
Net cash used for operating activities	(6,438)	(3,609)

Investing Activities:
Purchases of property and equipment	(882)	(693)
Proceeds from the sale of property and equipment	100	106
Investment in patents and trademarks	(34)	(65)
Investment in joint venture	(303)	—
Net cash used for investing activities	(1,119)	(652)

Financing Activities:
Proceeds from borrowings	24,789	12,042
Repayment of borrowings	(12,779)	(6,744)
Repayment of other liabilities	—	57
Restricted cash	(2,083)	—
Net cash provided by financing activities	9,927	5,355
Effect of foreign exchange translation	(226)	(261)
Net increase (decrease) in cash and cash equivalents	2,144	833

Cash and cash equivalents at beginning of period	144	1,392
Cash and cash equivalents at end of period	$2,288	$2,225
Supplemental cash flow information
Interest paid	$1,017	$602
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands, except per share data)

(unaudited)

During the six months ended June 30, 2007, $400 of the Company’s 7% senior convertible notes due July 2007 was converted into 320,000 shares of the Company’s common stock at a conversion price of $1.25 per share.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2007 and 2006

(in thousands, except share data)

(unaudited)

1.         Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2007.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $173 and $402 for the three and six months ended June 30, 2007, respectively, and $311 and $535 for the three and six months ended June 30, 2006, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing an increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the six months ended June 30, 2007 and 2006, respectively: expected volatility of approximately 100% for all periods; dividend yield of 0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.57% to 6.22%.

2.         Basis of Presentation and Recent Accounting Pronouncements

Translation of Foreign Currency

The Company applies FASB No. 52, Foreign Currency Translation, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at year-end. The financial statements of our Korean subsidiary have been translated based upon Korean Won as the functional currency. Our Korean subsidiary’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the reporting period. The resulting translation adjustment was included in other comprehensive income (loss).

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

3.         Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $151,546 as of June 30, 2007.  Cash used for operations for the six months ended June 30, 2007 was $6,438 and cash flow from operations will likely be negative throughout fiscal year 2007.  As of June 30, 2007, the Company’s principal sources of liquidity are $2,288 of cash and $5,150 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Further, the Company borrowed $8,563, which was offset by repayments of $7,019, under a factoring, loan, and security agreement executed on April 21, 2005 to fund its working capital requirements during the six months ended June 30, 2007.

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

In June 2007, we entered into an equipment sale and licensing agreement with Grace Metal, a South Korean corporation, providing for $2,000 in exchange for die casting machines and vacuum induction melters, and a 10-year exclusive license to manufacture Liquidmetal alloys for customers whose principal headquarters or major operations are based in South Korea. The principal purpose of the transactions with Grace Metal was to raise capital for the next-generation casting equipment and to shift the cost and burden of our manufacturing operations to a third party.  Grace Metal was formed by an investor group that includes the former Founder and director of our company, James Kang, who is also the brother of John Kang, Chairman of the Board of our company (see Note 12).

In July 2007, we completed an $11,095 financing transaction that provided funding to repay senior convertible notes previously issued were scheduled to become due in July and August 2007.  We transferred substantially all of the assets of Liquidmetal Coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the Division (the “Assumed Liabilities”).  LMC was capitalized through a $6,500 subordinated debt and equity investment by C 3  Capital Partners and a $5,000 senior credit facility with Bank Midwest, N.A., both out of Kansas City, Missouri (see Note 13).

We anticipate that the funds raised in the January 2007 private placement, equipment sale and licensing agreement with Grace Metal, and recapitalization of our coatings business will be sufficient to pursue our current operating plan only through the third quarter of 2007, and we will therefore require additional funding at or prior to that time.  As a result of the foregoing, we are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, we have approximately $3,259 of principal and accrued interest outstanding under the 8% unsecured subordinated notes (“Notes”) which will become due August 17, 2007 as of June 30, 2007.  We intend to fully repay the amounts due under Notes.  However, as of the filing of this document we do not have sufficient funds to repay the Notes by the August 17, 2007 due date.  As a result, we will be in default with the holders of the 8% unsecured subordinated notes if we do not satisfy the amounts due under the Notes, unless we receive a waiver of such default.   Such a default may have material adverse effect on our operations, financial condition, and results of operations.

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

4.         Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)

Raw materials	$1,070	$966
Work in process	154	1,729
Finished goods	919	1,070
Total inventories	$2,143	$3,765

5.         Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future.  Total amount of idle equipment remaining was $173 and $194 as of June 30, 2007 and December 31, 2006, respectively.

During the quarter ended June 30, 2007, the Company disposed of $7 of its idle equipment as part of the equipment purchase agreement and transfer agreement regarding Weihai operations with Grace Metal (see Note 12).  During the quarter ended June 30, 2006, the Company disposed of $12 of its idle equipment for proceeds of $104.  The resulting gain of $92 is included in other income.

6.         Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of June 30, 2007, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  During the three and six months ended June 30, 2007, the Company recorded $54 and $261 of warranty expense, respectively.  During the three and six months ended June 30, 2006, the Company recorded $32 and $106, respectively, of warranty expense.  The product warranty accrual balance is included in accounts payable and accrued expenses.

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

In March 2004, the original fair value of the embedded conversion feature of $7,595 and the original fair value of the 0.6 million warrants issued to investors of $584, and the original fair value of 0.6 million warrants issued to Placement Agents of

$718 were recorded as discounts of the convertible note.  In addition, $581 direct costs incurred relating to issuance of the convertible note was recorded as debt issuance cost in other assets.

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

On August 19, 2004, the Company completed a private exchange offer for its March Notes with the remaining holders after the redemption.  Under terms of the exchange offer, approximately $5,460 in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2,730 of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2,730 of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”), collectively referred to as “Exchange Notes”.  The Exchange Notes are collateralized by certain patents owned by the Company and second priority mortgage interest in plant facilities and certain equipment at our South Korea plant.  The July 2005 Notes had a maturity date of July 29, 2005, and a conversion price of $2.00 per share (compared to a conversion price of $3.00 per share under the March Notes).  The July 2005 Notes have been exchanged and redeemed subsequent to the close of the second quarter of 2005 (see 2005 Senior Convertible Notes below). The July 2007 Notes have a maturity date of July 29, 2007, and a conversion price of $1.00 per share.   The conversion prices of the July 2007 Notes and July 2005 Notes are subject to price adjustments for anti-dilution purposes.  Further, the exchange notes are convertible into Common Stock, at the option of the Company, if at any time after the issuance of the notes, the closing per share price of the Common Stock exceeds $4.00 (as adjusted for stock splits, reverse splits, stock dividends, and recapitalizations) for 30 consecutive trading days, and further provided that there has been effective registration during such period.  The convertible price of the Exchange Notes is subject to price adjustment for anti-dilution purposes.  As of June 30, 2007, the convertible price of the July 2007 Notes remained unchanged at $1.00 per share.  Holders of the July 2007 Notes also have the right to call for repayment of the July 2007 Notes prior to maturity at any time after the second anniversary of the closing of the exchange offer.  The July 2007 Notes have been amended subsequent to the close of the second quarter of 2005 to provide for an Amended Registration Rights Agreement, and Amended and Restated Security Agreement (see 2005 Senior Convertible Notes below).

A total of 563,151 warrants to purchase our common stock at an exercise price of $3.00 per share—all of which were previously issued in connection with the purchase of the March Notes—have been amended to provide for an extended expiration date of March 1, 2006.  There are no outstanding warrants at June 30, 2007.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rate to 10% and 14% on the 6% and 10% senior convertible notes (“Default Rates”).  The Default Rates became effective on April 1, 2005 from non-payment of a scheduled interest payment.  As of June 30, 2007, the Company has complied with all scheduled interest payments.

On August 9, 2005, the July 2005 Notes, accrued interest and late registration fees were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007  (see 2005 Senior Convertible Notes below).

During the year ended December 31, 2006, $286 of the July 2007 Notes were converted into 285,750 of the Company’s common stock at a conversion price of $1.00 per share.

The Company’s gross outstanding loan balance of the July 2007 Notes totaled $2,083, as of June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007 and December 31, 2006, un-amortized discounts for conversion feature and warrants totaled $56 and $391, respectively, and other asset debt issuance costs totaled $2 and $14, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $173 and $347 for the three and six ended June 30, 2007, respectively, $193 and $416 for the three and six months ended June 30, 2006, respectively.  As of June 30, 2007, the effective interest rate of the July 2007 Notes was 34.5%.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $1,164 and $1,195 for the three and six months ended June 30, 2007, respectively, and a loss of $947 and $1,748 for the three and six months ended June 30, 2006, respectively.  The fair value of conversion features outstanding at June 30, 2007 and December 31, 2006 was $24 and $1,218, respectively.  The fair value of conversion features of outstanding at June 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) 0.08 years; (2) volatility of 55%; (3) risk free interest of 4.28% and (4) dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original relative fair values of the warrants of $1,302 have been recorded as warrant liability.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in fair value of warrants resulted in a loss of $15 and $18 for the three and six months ended June 30, 2006.  The warrant has expired as of December 31, 2006.

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

 As a part of the June 2005 Private Placement, the Company issued warrants to the purchasers of the June 2006 Notes giving them the right to purchase up to an aggregate of 812,500 shares of the Company’s common stock.  In addition, warrants to purchase 81,250 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an original exercise price of $2.00 per share, provided that upon the consummation of the first ensuing public or private equity or debt offering or restructuring transaction in which the Company receives gross proceeds of at least $3,250 (including without limitation any restructuring of the Company’s July 2005 Notes), the exercise price will be automatically adjusted downward (but not upward) as of the closing date of such offering or restructuring transaction so that it is equal to the lowest effective common stock purchase price paid for any securities issued by the Company to the investors in such offering or restructuring transaction.  The warrants will expire on June 13, 2010 and are subject to exercise price adjustment for anti-dilution purposes.  The exercise price of the warrants was reduced to $1.75 per share and total number of warrants was increased 1,021,434 as of June 30, 2007 as a result of our January 2007 private placement (see Convertible Subordinated Notes below).

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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $1,160 have been recorded as warrant liability.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $35 and $316 for the three and six months ended June 30, 2007, respectively.  The change in the fair value of the warrants resulted in a loss of $321 and $623 for the three and six months ended June 30, 2006, respectively.  The fair value of warrants outstanding at June 30, 2007 and December 31, 2006 was $171 and $487, respectively.  The fair value of warrants outstanding at June 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.95 years; (2) volatility of 47%, (3) risk free interest of 4.89% and (4) dividend rate of 0%.

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

Interest payments are due quarterly, and failure to make timely interest payments will result in increase in interest rates to 14% per annum on the August 2007 Notes (“Default Rates”).  As of June 30, 2007, the Company has made timely interest payments.

The August 2007 Notes are convertible into shares of the Company’s common stock at $2.00 per share Pursuant to an Amended and Restated Security Agreement.  The convertible price of the August 2007 Notes is subject price adjustment for anti-dilution purposes.  As of June 30, 2007, the convertible price of the August 2007 Notes was reduced to $1.75 per share.

Further, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $4,808 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 93%; (3) risk free interest of 4.06% and dividend rate of 0%.  In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $12 and $354 for the three and six months ended June 30, 2007, respectively.  The change in the fair value of the conversion feature liability resulted in a loss of $1,190 and $2,171 for the three and six months ended June 30, 2006.  The fair value of conversion features outstanding at June 30, 2007 and December 31, 2006 was $0 and $619, respectively.  The fair value of conversion feature outstanding at June 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) 0.09 year; (2) volatility of 55%, (3) risk free interest of 4.28% and (4) dividend rate of 0%.

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

The Company also issued warrants to the purchasers of the August 2007 Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of $2.00 per share, which is subject to price adjustment for anti-dilution purposes .  As of June 30, 2007, the exercise price of the warrants was reduced to $1.75 per share and total number of warrants was increased to 3,295,975.  The warrants will expire on August 2, 2010.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $4,068 have been recorded as warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 93%; (3) risk free interest of 4.17% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $261 and $1,179 for the three and six months ended June 30, 2007, respectively.  The change in the fair value of the warrants resulted in a net loss of $1,047 and $2,032 for the three and six months ended June 30,

2006, respectively.  The fair value of warrants outstanding at June 30, 2007 and December 31, 2006 was $433 and $1,612, respectively.  The fair value of the warrants outstanding at June 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.09 years; (2) volatility of 47%; (3) risk free interest of 4.89% and dividend rate of 0%.

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

The Company filed its Registration Statement on December 9, 2005 and on August 7, 2006, the registration statement became effective.  As of June 30, 2007, the Company has accrued $1,657 and paid $923 of the late filing and registration fees and the remaining $734 is included in accounts payable and accrued liabilities.

On January 3, 2007 as part of a private placement offer, as amended, $2,290 of August 2007 Notes and $116 of late registration fees were exchanged for 8% Convertible Subordinated Notes due January 2010 (see Convertible Subordinated Notes below).   Further, during the quarter ended March 31, 2007, the Company entered into conversion agreements with the holders of August 2007 Notes totaling $400 of principal providing for the conversion of such notes at a reduced conversion price of $1.25 per share.

As of June 30, 2007 and December 31, 2006, our gross outstanding loan balance of the August 2007 Notes totaled $7,188 and $9,878, respectively.  As of June 30, 2007 and December 31, 2006, un-amortized discounts for embedded conversion feature and warrants totaled $268 and $2,441, respectively, and other asset debt issuance costs totaled $15 and $139, respectively, and contra liability debt issuance cost totaled $68 and $172, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $850 and $1,812 for the three and six months ended June 30, 2007, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $1,036 and $2,214 for the three and six months ended June 30, 2006, respectively.  As of June 30, 2007, the effective interest rate for the August 2007 Notes was 17.5%.

Subordinated Promissory Note

On March 17, 2006, the Company issued a $1,000 10% subordinated promissory note due October 16, 2006 (the “October 2006 Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of the Company.  On September 30, 2006, the October 2006 Note was amended to mature on November 15, 2006 and was subsequently amended again to mature on November 30, 2006.  The October 2006 Note is unsecured and subordinated to all prior indebtedness of the Company.  All accrued interest and unpaid principal under the note were due November 30, 2006.  The proceeds from the October 2006 Note is to be used solely for working capital purposes.  In connection with the October 2006 Note, the Company issued warrants to purchase an aggregate amount of up to 125,000 shares of common stock, exercisable at $2.00 per share.  The warrants will expire on March 17, 2009, and include price adjustment provisions for anti-dilution purposes.  As of June 30, 2007, the exercise price of the warrants remained unchanged at $2.00 per share. There are no registration rights of the shares issuable from the exercise of the warrants.  Further, cashless exercise of the warrants is permitted.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the original fair value of the warrants of $84 have been recorded as warrant liability as the warrant holders can elect to settle the warrants in cash, which was computed using Black-Scholes pricing model under the following assumptions: (1) expected life of 2.96 years; (2) volatility of 84%; (3) risk free interest of 4.64% and dividend rate of 0%.  In addition, the Company is required to report a value of the warrants as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $7 and $42 for the three and six months ended June 30, 2007, respectively.  The change in the fair value of the warrants resulted in a loss of $40 for the three and six months ended June 30, 2006.  The fair value of warrants outstanding at June 30, 2007 and December 31, 2006 was $8 and $50, respectively.  The fair value of warrants outstanding at June 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.71 years; (2) volatility of 55%, (3) risk free interest of 4.87% and dividend rate of 0%. Interest expense for the amortization of discount on the note was $0 for the three and six months ended June 30, 2007, respectively, and interest expense for the amortization of discount on the note was $ 28 and $41 for the three and six months ended June 30, 2006, respectively.

During the quarter ended March 31, 2007, $1,000 of October 2006 Note was redeemed in cash (see Convertible Subordinated Notes below).

Unsecured Subordinated Notes

On May 17, 2006, the Company completed a private placement of 8% unsecured subordinated notes (the “May 2006 Private Placement”) in the aggregate principal amount of $3,625 (the “August 2007 Subordinated Notes”), together with warrants to purchase up to an aggregate of 705,233 shares of the Company’s common stock.  On September 21, 2006 and December 1, 2006, the Company completed an additional private placement under the terms of the May 2006 Private Placement in the aggregate principal amount of $500 and $459, respectively, together with warrants to purchase up to an aggregate of 96,900 and 88,857 shares of the Company’s common stock, respectively.

The August 2007 Subordinated Notes are unsecured and will become due on the earlier of August 17, 2007 or the consummation of a follow-on equity or debt offering pursuant to which the Company receives gross proceeds of at least $6,000 to be used for working capital purposes and repayment of debt, but excluding financings for the purpose of purchasing capital assets (a “Follow-On Financing”).  Interest on the unpaid principal balance of each August 2007 Subordinated Note accrues at the rate of 8% per annum until maturity date.  The August 2007 Subordinated Notes can be prepaid by the Company at any time without penalty.

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

As part of the May 2006 Private Placement, the Company issued warrants to the purchasers of the Notes giving them right to purchase up to an aggregate of 892,247 shares of the Company’s common stock.  In addition, warrants to purchase 80,717 shares of the Company’s common stock were issued to the placement agent in the transaction.  The warrants have an exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  The exercise price of the warrants was reduced to $2.13 per share and total amount of warrants was increased to 1,178,651 as of June 30, 2007.  The warrants will expire on May 17, 2011.

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

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $95 and $356 for the three and six months ended June 30, 2007, respectively.  The change in the fair value of the warrants resulted in a loss of $2 for the three and six months ended June 30, 2006.  The fair value of warrants outstanding at June 30, 2007 and December 31, 2006 was $157 and $513.  The fair value of the warrants outstanding at June 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.88 years; (2) volatility of 47%; (3) risk free interest of 4.92% and dividend rate of 0%.

On January 3, 2007 as part of a private placement offer, as amended, $925 of August Subordinated 2007 Notes and $45 of accrued interest were exchanged for 8% Convertible Subordinated Notes due January 2010 (see Convertible Subordinated Notes below).   Additionally, $650 of August Subordinated 2007 Notes and $26 of accrued interest were redeemed in cash during the first quarter of 2007.

Our gross outstanding loan balance of the August 2007 Subordinated Notes totaled $3,009 and $4,585 as of June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007, un-amortized discounts for warrants totaled $138 and other asset deferred issuance costs totaled $35.  Interest expense for the amortization of discount on the note and deferred issuance cost was $240 and $458 for the three and six months ended June 30, 2007, respectively.  Interest expense for the amortization of discount on the note and deferred issuance cost was $98 for the three and six months ended June 30, 2006.  As of June 30, 2007, the effective interest rate for the August 2007 Subordinated Notes was 37.6%.

Convertible Subordinated Notes

On January 3, 2007, the Company completed a private placement of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”).  As a result of an April 2007 amendment to this transaction, the Company ultimately issued $16,300 in principal amount of January 2010 Notes.  The January 2010 Notes were issued for aggregate cash in the amount of $12,850, in payment of a total of $3,377 in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible notes due August 2007 (“August 2007 Notes”) and our 8% Unsecured Subordinated notes (the “August 2007 Subordinated Notes”), and $73 cash discount.

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

The January 2010 Notes were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between the Company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the original January Purchase Agreement, the Company agreed to repay or otherwise satisfy, within 5 days after the closing of the private placement, approximately $15,461 of the Company’s outstanding debt under previously issued promissory notes, including the August 2007 Notes, the October 2006 Note, and August 2007 Subordinated Notes (the “Debt Satisfaction Covenant”).  The Company originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their August 2007 Notes at a reduced conversion price following the private placement under a note conversion agreement proposed by the Company, but most of such holders ultimately elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, the Company has not yet repaid the indebtedness as required by the original January Purchase Agreement, and in April 2007, the Company entered into an amendment to the January Purchase Agreement providing that the Company will have until October 1, 2007 (or such earlier date on which the indebtedness to be repaid is due) to comply with the Debt Satisfaction Covenant.

On April 23, 2007, the Company and the purchasers of the Notes entered into an Amendment No. 1 to the Securities Purchase Agreement to provide for the following: (1) The Company will have until October 1, 2007 (or such earlier date on which the indebtedness to be repaid is due) to comply with the Debt Repayment Covenant; (2) The schedule of investors in the Private Placement was finalized to show a total of $16,300 in principal amount of Notes was issued in the Private Placement; (3) The conversion price of the Notes was decreased from $1.55 to $1.10, the warrant exercise price for the warrants issued in the Private Placement was decreased from $1.93 to $1.55, and the number of shares subject to such warrants issued in the Private Placement was increased to equal 50% of the principal amount of Notes purchased divided by 1.10; (4) the purchasers of the Notes will have the right to require the Company to redeem the Notes early in the event that the Company sells its Liquidmetal Coatings business unit, sells its manufacturing facility in South Korea, and/or engages in debt or equity financing, provided that the foregoing transactions result in aggregate cumulative proceeds of $25,000,000; and (5) the purchasers of the Notes consented to the Company granting a security interest in its South Korean manufacturing plant to purchasers of convertible notes in a subsequent offering, provided a  pari passu  security interest is granted to the purchasers of the Notes.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $6,205 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.6 to 3 years; (2) volatility of 55%; (3) risk free interest of 4.69% to 4.76% and dividend rate of 0%.  The original fair value of the additional embedded conversion feature of $1,005 resulting from reduced conversion price under the amended Securities Purchase Agreement, have been recorded as conversion feature liability. The value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.3 to 2.7 years; (2) volatility of 55%; (3) risk free interest of 4.6% to 4.9% and dividend rate of 0%.  In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.

The change in the fair value of the conversion feature liability resulted in a loss of $8 and a gain of $3,963 for the three and six months ended June 30, 2007, respectively.  The fair value of conversion feature outstanding at June 30, 2007 of $3,247 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.1 to 2.5 years; (2) volatility of 55%, (3) risk free interest of 4.874% to 4.91% and dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $3,964 have been recorded as warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 55%; (3) risk free interest of 4.68% and (4) dividend rate of 0%.  The original fair values of the warrants of $608 from the additional warrants issued under the amended Securities Purchase Agreement, have been recorded as additional warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 4.70 years; (2) volatility of 50%; (3) risk free interest of 4.51% and (4) dividend rate of 0%.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $166 and $2,363 for the three and six months ended June 30, 2007, respectively.  The fair value of the warrants outstanding at June 30, 2007 of $2,209 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.51 years; (2) volatility of 55%; (3) risk free interest of 4.92% and dividend rate of 0%.

The original fair value of the embedded conversion feature of $7,210 was recorded as discounts of the convertible note.  The original fair value of the 7,408,881 warrants issued to investors of $4,372, the original fair value of 248,710 warrants issued to Placement Agents of $200, and $73 cash discount were recorded as discounts of the convertible note.  In addition, $2,069 direct costs incurred relating to issuance of the convertible note was recorded as debt issuance cost in other assets.

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

In connection with the January 2007 private placement, the Company entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which the Company is required, on or before 45 days after the closing of the private placement, to use commercially reasonable efforts to file a registration statement with the SEC covering the resale of the shares of the common stock issuable pursuant to the January 2010 Notes and warrants and to use commercially reasonable efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review).  The Company will be subject to monetary penalties up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. In the event that the Company is unable to include in the registration statement all shares of our common stock issuable pursuant to the January 2010 Notes and warrants, then we will be required to file up to two additional registration statements to register the resale of any shares excluded from the originally filed registration statement and to pay the foregoing monetary penalties on the January 2010

Notes convertible into the excluded shares until the resale of such excluded shares is covered by an effective registration statement or until such shares can be sold under SEC Rule 144.  As of June 30, 2007, an aggregate of $128 in monetary penalties under the Registration Rights Agreement had already been paid to investors, while an additional $584 in such penalties were accrued but unpaid.

On March 22, 2007, one of the purchasers of the January 2010 Notes (holding January 2010 Notes in the aggregate amount of $2.0 million) sent the Company an event of default notice (“Event of Default Notice”) indicating that the Company had defaulted under the January Purchase Agreement (and therefore under the January 2010 Note) by failing to comply with the Debt Satisfaction Covenant.  This holder did not execute the April 2007 amendment to the January Purchase Agreement.  In general, upon a breach of the January 2010 Notes or January Purchase Agreement, a holder of the January 2010 Notes may require us to redeem the January 2010 Notes at a price equal to the greater of (i) the conversion amount to be redeemed and (ii) the product of (A) the conversion rate with respect to such conversion amount in effect at such time as the purchaser of the January 2010 Note delivers an Event of Default Redemption Notice (as defined below) and (B) the closing sale price of our common stock on the date immediately preceding such event of default.  Under the terms of the January 2010 Notes and January Purchase Agreement, the Company has ten (10) business days after the receipt of an Event of Default Notice to cure a default.  On April 6, 2007, the holder which sent the Event of Default Notice further sent us an event of default redemption notice (“Event of Default Redemption Notice”).  The Event of Default Redemption Notice states that the holder has elected to require the Company to redeem its January 2010 Note for a price equal to $2,000 (the amount of the January 2010 Note) plus accrued and unpaid interest.  On April 16, 2007, the Company was served with a complaint filed by the holder in the Federal District Court in Minnesota to collect this amount.  Subsequent to June 30, 2007, the Company received a notice that the action against the Company was dismissed by the purchaser with prejudice (see Note 13).

In addition, because the Company repaid $1,763 of principal and interest under the October 2006 Note and certain August 2007 Subordinated Notes in January and February 2007 without first repaying the August 2007 Notes and July 2007 Notes, the Company may also be in breach of the August 2007 Notes and July 2007 Notes.

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $16,300 as of June 30, 2007.  As of June 30, 2007, un-amortized discounts for conversion feature, warrants, and cash discount totaled $11,167, and other asset debt issuance costs totaled $1,085.  Interest expense for the amortization of debt issuance cost and discount on note was $373 and $754 for the three and six months ended June 30, 2007, respectively.  As of June 30, 2007, the effective interest rate of the January 2010 Notes was 74%.

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

For the six months ended June, 2007, the Company borrowed $8,563 and repaid $7,019 under the Agreement.  The total outstanding advance made under the agreement is $3,212 and $1,669 as of June 30, 2007 and December 31, 2006, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the

Agreement was 8.92% for the six months ended June 30, 2007.  As of June 30, 2007, the Company’s availability for future borrowing under the agreement is $1,788 which is contingent on approval of eligible receivables by the financing company.

In February 2007, the Company entered into an agreement to deposit cash of $2,083 with a rate of prime rate of interest less 2% with the financing company.  The agreement is effective until July 27, 2007 and the cash deposit will be used to pay down principal amount of the July 2007 Notes.  Additionally, the financing company reserves the right to offset outstanding advances against the cash deposit.  As a result, the $2,083 cash deposit is presented as restricted cash as of June 30, 2007.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of June 30, 2007, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance through February 2008.  Principal payments made to Kookmin Bank totaled $894 for the six months ended June 30, 2007, which includes $7 of foreign exchange translation loss.  The outstanding loan balance totaled $909 and $1,796, of which $909 and $225 is included in current portion of long-term debt, as of June 30, 2007 and December 31, 2006, respectively.

8.             Stock Compensation Plan

During the three and six months ended June 30, 2007, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 70,000 of the Company’s common shares for an average exercise price of $1.53.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company canceled 329,903 and 429,653 options during the three and six months ended June 30, 2007, respectively, for terminated employees and options expired.

9.             Segment Reporting and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloys products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services and product licensing arrangements are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 4 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, as amended by Form 10-K/A filed on March 16, 2007.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three Months Ended June 30, 2007
Revenue to external customers	$3,065	$5,266	$8,331
Gross profit (loss)	1,304	(659)	645
Income (loss) before interest expense and discontinued operations	1,091	(1,522)	(431)
Total identifiable assets at end of period	1,931	19,049	20,980

Three Months Ended June 30, 2006
Revenue to external customers	$1,743	$5,347	$7,090
Gross profit	674	852	1,526
Income (loss) before interest expense and discontinued operations	477	31	508
Total identifiable assets at end of period	1,002	19,584	20,586

Six Months Ended June 30, 2007
Revenue to external customers	$5,789	$7,609	$13,398
Gross profit	2,563	(3,292)	(729)
Income (loss) before interest expense and discontinued operations	1,886	(4,266)	(2,380)
Total identifiable assets at end of period	1,931	19,049	20,980

Six Months Ended June 30, 2006
Revenue to external customers	$4,127	$9,518	$13,645
Gross profit (loss)	1,664	1,094	2,758
Income (loss) before interest expense and discontinued operations	1,282	(355)	927
Total identifiable assets at end of period	1,002	19,584	20,586

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Total segment (loss) income before minority interest, interest expense	$(431)	$508	$(2,380)	$927
General and administrative expenses, excluded	(1,663)	(1,539)	(3,883)	(3,155)

Consolidated loss before interest, other income, income taxes, minority interest	(2,094)	(1,031)	(6,263)	(2,228)
Loss from extinguishments of debt	—	—	(648)	—
Change in value of warrants, net	564	(1,426)	4,256	(2,715)
Change in value of conversion feature	1,168	(2,137)	5,512	(3,920)
Interest expense	(2,700)	(3,277)	(5,463)	(5,059)
Interest income	46	7	107	9
Consolidated net loss	$(3,016)	$(7,864)	$(2,499)	$(13,913)

Included in bulk alloy segment income for both the three and six months ended June 30, 2007 is $49 of other income from gain on disposal of assets in connection with the equipment purchase agreement and transfer agreement of the Weihai operations to Grace Metal (see Note 12).

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $3,055 and $3,150 during the three months ended June 30, 2007 and 2006, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended June 30, 2007, the Company had revenue from sales to companies outside of the United States of $5,276 of which $4,241 represented sales to companies located in South Korea.  During the three months ended June 30, 2006, the Company had revenues from companies outside of the United States of $3,940 of which $1,043 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $2,027 and $1,439 located in the United States at June 30, 2007 and December 31, 2006, respectively. The Company had long-lived assets of $9,962 and $11,799 located in South Korea at June 30, 2007 and December 31, 2006, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

June 30,
2007

Total segment assets	$20,980
Cash and cash equivalents	1,148
Restricted cash	2,083
Prepaid expenses and other current assets	577
Other property, plant and equipment	518
Intangibles, net	1,144
Other assets	94
Total consolidated assets	$26,544

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

Options to purchase 7,433,438 shares of common stock at prices ranging from $0.77 to $15.00 per share were outstanding at June 30, 2007, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 13,278,651 shares of common stock with prices ranging from $1.55 to $2.13 per share outstanding at June 30, 2007, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Additionally, 21,007,949 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices between $1.00 and $1.75 per share outstanding at June 30, 2007 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

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

On March 22, 2007, one of the purchasers of the January 2010 Notes (holding January 2010 Notes in the aggregate amount of $2,000) sent us an event of default notice (“Event of Default Notice”) indicating that we had defaulted under the January Purchase Agreement (and therefore under the January 2010 Note) by failing to comply with the Debt Satisfaction Covenant.  This holder did not execute the April 2007 amendment to the January Purchase Agreement.  In general, upon a breach of the January 2010 Notes or January Purchase Agreement, a holder of the January 2010 Notes may require us to redeem the January 2010 Notes at a price equal to the greater of (i) the conversion amount to be redeemed and (ii) the product of (A) the conversion rate with respect to such conversion amount in effect at such time as the purchaser of the January 2010 Note delivers an Event of Default Redemption Notice (as defined below) and (B) the closing sale price of our common stock on the date immediately preceding such event of default.  Under the terms of the January 2010 Notes and January Purchase Agreement, we have ten (10) business days after the receipt of an Event of Default Notice to cure a default.  On April 6, 2007, the holder which sent the Event of Default Notice further sent us an event of default redemption notice (“Event of Default Redemption Notice”).  The Event of Default Redemption Notice states that the holder has elected to require us to redeem its January 2010 Note for a price equal to $2,000 (the amount of the January 2010 Note) plus accrued and unpaid interest.  On April 16, 2007, we were served with a complaint filed by the holder in the Federal District Court in Minnesota to collect this amount.  On July 17, 2007, the Company received notice that the purchaser had assigned the Note to another investor and that the purchaser would therefore dismiss the pending action.  In accordance with the terms of the notice, the action against the Company was dismissed by the purchaser with prejudice on July 18, 2007 (see Note 13).

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies.  The third party paid the Company a $1,000 distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party.  The remaining unearned distribution fee of $830 had not been refunded.  On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market.  This commission was to be applied to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006.  If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 were to be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement.  As of June 30, 2007 the Company has paid $30 of commission.  As of June 30, 2007, $320 remains as liability and is included in accounts payable and accrued liabilities.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI. Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During year ended December 31, 2006, the Company recognized revenues of $702 of Liquidmetal alloys sold to SAGA for use in the joint venture.  Company anticipates the alloys to be fully utilized by the joint venture prior to the 18 month period.  There were no revenues recognized from the joint venture for the six months ended June 30, 2007.

On June 1, 2007, Liquidmetal Technologies, Inc., a Delaware corporation (the “Company”), entered into a definitive purchase agreement (the “Purchase Agreement”) with Foster Wheeler Energy Services, Inc., a California corporation (“FWESI”), to acquire substantially all of the equipment, inventory, and other physical assets of FWESI’s thermal spray coatings business unit (the “Purchase Assets”).  The business unit was engaged in the business of applying thermal spray metallic coatings in industrial applications, including primarily the oil drilling industry.  The purchase price of the Purchased Assets was $750, of which $300 was paid on the closing date.  The balance of the purchase price is payable as follows:  $100 on December 1, 2007, $100 on March 1, 2008, $100 on June 1, 2008, and $150 due on June 1, 2009, all of which are recorded in accounts payable and accrued expenses at June 30, 2007.  The Company’s payment of the purchase price is secured by a security interest in the Purchased Assets.   The Purchase Agreement also provides that FWESI will engage the Company as its exclusive subcontractor through December 1, 2009 to perform any work on FWESI projects that require the use of the Purchased Assets.  The Company will continue to operate the acquired thermal spray business from FWESI’s business location in Dothan, Alabama, and the Purchased Assets will be operated as a part of the Company’s Liquidmetal Coatings business unit.

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

In December 2006, the Company entered into an amended license agreement with LLPG, which extended the license agreement to fifteen years at reduced royalty rates.  Additionally, the amended license agreement includes a $400 termination fee to be paid out in quarterly installments in 2007.  The termination fee will be recognized as revenue when received in 2007. The Company recognized $25 for the of revenue as minimum royalty fees under the licensing agreement during the three and six months ended June 30, 2007.

The Company has a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the three and six months ended June 30, 2007 amounted to $0 and $30, respectively.  The laboratory expenses incurred by Professor Johnson’s Caltech laboratory during the three and six months ended June 30, 2006 amounted to $0 and $30, respectively.

Additionally, the Company is a party to a consulting agreement with Mr. Johnson.  Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy.  During 2005, the agreement continued on a month to month basis.  In April 2006, the Company entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006.  During the three and six months ended June 30, 2007 the Company incurred $15 and $31 in consulting fees from Mr. Johnson, respectively.  During the three and six months ended June 30, 2006, the Company incurred $15 and $15 in consulting fees from Mr. Johnson, respectively.

The Company is a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of the Company.  Under this agreement, the Company engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005.  On January 1, 2007, the term of the agreement was extended to December 31, 2007.  During the three and six months ended June 30, 2007, the Company incurred $0 in consulting fees from Chitnis Consulting, respectively.  During each of the three and six months ended June 30, 2006, the Company incurred $13 and $25 in consulting fees from Chitnis Consulting, respectively.

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

The Audit Committee of the Company’s Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2007.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of June 30, 2007, the outstanding amount of the receivable was $235, which is included in prepaid and other current assets.

During 2006, the Company purchased production supplies and molds from Grace Metal, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of the Company.  The Company purchased a total of $103 and $244 for the three and six months ended June 30, 2007, of which $89 is included in accounts payable and accrued liabilities at June 30, 2007.  The Company purchased a total of $466 for the year ended December 31, 2006, of which, $10 is included in accounts payable and accrued liabilities at December 31, 2006.  Effective October 20, 2006, Mr. Kang began providing services to the Company as a consultant.  For the three and six months ended June 30, 2006, the Company incurred $50 and $100, respectively, for his services as consultant.

Additionally, on June 1, 2007, the Company entered into a transaction with Grace Metal (“GM”), under which (i) GM agreed to purchase from us various equipment (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) we granted GM a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  Under an equipment purchase agreement between us and GM, GM agreed to buy the purchased equipment for a total purchase price of $2,000, of which $100 were received as of June 30, 2007.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate our continuing manufacturing needs, and it also provides that we will retain a security interest in the purchased equipment until full payment of the purchase price.

In consideration of the license agreement with GM, we will be entitled to royalty of 10% of GM’s net sales of licensed products (unless GM’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  The agreement provides that we may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $500 or more per year.  The agreement also provides that GM will be required to purchase all alloy feedstock from us, and we will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.

Additionally, effective June 1, 2007, we discontinued our post-processing operation in Weihai, China and transferred our manufacturing staff and equipment in Weihai to GM under an amendment to the equipment purchase agreement with GM.  Further, we transferred certain of our manufacturing staff from our South Korean plant to GM.  As a result, GM assumed $370 of accrued severance liability for the transferred employee.  The equipment purchase agreement and the transfer agreement regarding our Weihai operations resulted in a total net gain of $143, which is recorded as other income.

We have also changed the name of our South Korean subsidiary to Liquidmetal Technologies Korea Co., Ltd, which was formerly Liquidmetal Korea Co., Ltd.  GM will assume the name Liquidmetal Korea to conduct business in South Korea.

13.      Subsequent Events

On March 22, 2007, we were served with an event of default notice (“Event of Default Notice”) by one of the purchasers of the January 2010 Notes for failing to comply with the Debt Satisfaction Covenant (see Note 7).  On April 6, 2007, the same holder which sent the Event of Default notice further sent us and event of redemption notice.  On April 16, 2007, we were served with a complaint filed by the holder in the Federal District Court in Minnesota to collect this amount.  On July 17, 2007, we received notice that the purchaser had assigned the Note to Carlyle Liquid, a company headed by Jack Chitayat, our former director, and that the purchaser would therefore dismiss the pending action.  In accordance with the terms of the notice, the action against the Company was dismissed by the purchaser with prejudice on July 18, 2007.

On July 24, 2007, we completed an $11,095 financing transaction (the “Transaction”) that provided us with funding to repay convertible notes previously issued by us that were scheduled to become due in July and August 2007.  In the Transaction, we transferred substantially all of the assets of the Company’s Liquidmetal Coatings division (the “Division”) to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the Division.  LMC was capitalized through a $6,500 subordinated debt and equity investment by C 3  Capital Partners and a $5,000 senior credit facility with Bank Midwest, N.A., both out of Kansas City, Missouri.  The transaction resulted in net cash proceed of $11,095 after related debt issuance costs of $405, which LMC used to purchase all of the assets and liabilities of the Division from the Company.  The Company will retain a 69.25% interest in LMC, and the remaining 30.75% of the equity of LMC will be held by C 3  Capital Partners, Larry Buffington (who will also serve as the President and CEO of LMC), and CRESO Capital Partners (the financial advisor in the Transaction).

In connection with the above Transaction, we entered into Amendment No. 3 to the Factoring, Loan, and Security Agreement originally entered into with a financing company in April 2005, to exclude intellectual property transferred to LMC as collateral and to release security interest in receivables previously assigned in consideration of full repayment of the outstanding advances.  We paid $628 and the financing company applied the $2,083 cash deposit held against the outstanding advance of $2,711 on July 23, 2007.  Additionally, the financing company reduced the borrowings against non-approved receivables assigned to 50% of the receivable value.

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

In a connection to an equipment purchase agreement entered into with Grace Metal (“GM”), a South Korean corporation, effective June 1, 2007, we discontinued our post-processing operation in Weihai, China and transferred our manufacturing staff and equipment in Weihai to GM under an amendment to the equipment purchase agreement with GM.  Further, we transferred certain of our manufacturing staff from our South Korean plant to GM.  GM was formed by an investor group that includes the former Founder and director of our company, James Kang, who is also the brother of John Kang, Chairman of the Board of our company.  We have also changed the name of our South Korean subsidiary to Liquidmetal Technologies Korea Co., Ltd, which was formerly Liquidmetal Korea Co., Ltd.  GM will assume the name of Liquidmetal Korea to conduct business in South Korea.

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

The company adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded during the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense of $0.2 and $0.4 million for the three and six months ended June 30, 2007, respectively, and $0.2 and $0.6 million for the three and six months ended June 30, 2006, respectively.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

Revenue. Revenue increased $1.2 million to $8.3 million for the three months ended June 30, 2007 from $7.1 million for the three months ended June 30, 2006.  The increase consisted of an increase of $1.3 million from the sales of our coating products as a result of increase in demand from oil drilling applications offset by a decrease of $0.1 million from our research and development contracts.

Cost of Sales. Cost of sales increased to $7.7 million, or 92% of revenue, for the three months ended June 30, 2007 from $5.6 million, or 78% of revenue, for the three months ended June 30, 2006.  The increases were a result of increases in our Liquidmetal coatings business and higher manufacturing costs of new production items in our Liquidmetal bulk alloy business.  Significant portions of our manufacturing costs continue to remain fixed.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $2.5 million, or 30% of revenue, for the three months ended June 30, 2007 from $2.4 million, or 33% of revenue, for the three months ended June 30, 2006. This increase was primarily a result of increases in professional and consulting fees of $0.4 million and increases in bad debt expense of $0.1 million offset by a decrease in wages and expenses of $0.4 million.

Research and Development Expenses. Research and development expenses remained at $0.3 million, or 4% of revenue, for the three months ended June 30, 2007 and 2006. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $0.6 million, or 7% of revenue, for the three months ended June 30, 2007 from a loss of $1.4 million, or 20% of revenue, for the three months ended June 30, 2006.  The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our convertible notes funded between 2004 and 2007 resulted in a gain of $1.2 million, or 14% of revenue, during the three months ended June 30, 2007 from a loss of $2.1 million, or 30% of revenue, for the three months ended June 30, 2006, primarily as a result of fluctuations in our stock price.

Other Income.  Other income decreased to $49 thousand, during the three months ended June 30, 2007, primarily from gain recognized from disposal of assets, from $0.1 million, or 1% of revenue for the three months ended June 30, 2006 due to gain recognized from disposal of idle equipment.

Interest Expense. Interest expense was $2.7 million, or 32% of revenue, for the three months ended June 30, 2007 and was $3.3 million, or 46% of revenue, for the three months ended June 30, 2006. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement and the Kookmin loan.  The decrease was due to debt conversion, decreased debt discount amortization and decrease in interest costs accrued for late filing penalties during the three months ended June 30, 2007.

Interest Income.  Interest income was $46 thousand for the three months ended June 30, 2007 and was $7 thousand for the three months ended June 30, 2006 from interest earned on cash deposits.

Comparison of the six months ended June 30, 2007 and 2006

Revenue. Revenue decreased $0.2 million to $13.4 million for the six months ended June 30, 2007 from $13.6 million for the six months ended June 30, 2006.  The decrease included $1.7 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decrease in demand from consumer electronics applications during the first quarter of 2007 and a decrease of $0.2 million in research and development services, offset by an increase of $1.7 million from sales of our coating products as a result of increase in demand from oil drilling applications.

Cost of Sales. Cost of sales increased to $14.1 million, or 105% of revenue, for the six months ended June 30, 2007 from $10.9 million, or 80% of revenue, for the six months ended June 30, 2006.  The increases were a result of increases in our Liquidmetal coatings business and higher manufacturing costs of new production items in our Liquidmetal bulk alloy business.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries..

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $5.0 million, or 38% of revenue, for the six months ended June 30, 2007 from $5.1 million, or 37% of revenue, for the six months ended June 30, 2006. This increase was primarily a result of increases in professional and consulting fees of $0.5 million and increases of product warranty of $0.2 million offset by decreases in wages and compensation of $0.5 million and decreases in travel expenses of $0.1 million.

Research and Development Expenses. Research and development expenses increased to $0.6 million, or 4% of revenue, for the six months ended June 30, 2007 from $0.5 million, or 4% of revenue, for the six months ended June 30, 2006. The increase was primarily due to increase in professional and consulting services expense.  The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishments of Debts. Loss from extinguishments of debt increased to $0.6 million, or 5% of revenue, for the six months ended June 30, 2007 from $0 for the six months ended June 30, 2006.  The $0.6 million loss was recognized from the extinguishment of certain of our convertible and subordinated notes in January 2007.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $4.3 million, or 32% of revenue, during the six months ended June 30, 2007 from a loss of $2.7 million, or 20% of revenue, during the six months ended June 30, 2006.  The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature.  Change in the value of our conversion feature liability from our convertible notes funded between 2004 and 2007 resulted in gain of $5.5 million, or 41% of revenue, during the six months ended June 30, 2007 from a loss of $3.9 million, or 29% of revenue, during the six months ended June 30, primarily as a result of fluctuation in our stock prices.

Other Income.  Other income was $49 thousand for the six months ended June 30, 2007, primarily from gain recognized from disposal of assets, from $0.6 million, or 4% of revenue, for the six months ended June 30, 2006 from $0.1 million gain recognized from disposal of idle equipment and $0.5 million gain recognized from termination of a distribution agreement with a Japanese sporting goods distributor originally entered into in March 1996.

Interest Expense. Interest expense was $5.5 million, or 41% of revenue, for the six months ended June 30, 2007 and was $5.1 million, or 37% of revenue, for the six months ended June 30, 2006.  Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, the Kookmin loan and late registration and late filing fee penalties.

Interest Income.  Interest income was $0.1 million for the six months ended June 30, 2007 and $9 thousand for the six months ended June 30, 2006, from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $6.4 million for the six months ended June 30, 2007 and $3.6 million for the six months ended June 30, 2006.  Our working capital deficit decreased from $23.2 million at December 31, 2006 to $19.7 million at June 30, 2007.  The Company’s working capital deficit decrease of $3.5 million was primarily attributable to increase in cash and cash equivalents of $2.1 million, increase in restricted cash of $2.1 million, increase in trade receivable of $1.2 million, and decrease in long-term debt, current portion, of $1.8 million, offset by a decrease in inventories of $1.6 million, increase in conversion feature liability of $1.4 million, increase in short-term debt of $0.5 million, and increase in deferred revenue of $0.2 million.

Our cash used in investing activities was $1.1 million for the six months ended June 30, 2007 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $9.9 million for the six months ended June 30, 2007.  We received net $1.5 million in borrowings from factoring agreement executed in April 2005.  The proceeds from borrowings have been used to meet working capital requirements.  We have $1.8 million available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company.

On January 3, 2007, we completed a private placement of $16.3 million in principal amount of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”). The January 2010 Notes were issued for aggregate cash in the amount of $12.9 million, in payment of a total of $3.4 million in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible Notes due August 2007 and our 8% Unsecured Subordinated Notes, and $0.1 million cash discount.

In June 2007, we entered into an equipment sale and licensing agreement with Grace Metal, a South Korean corporation, providing for $2 million in exchange for die casting machines and vacuum induction melters, and a 10-year exclusive license to manufacture Liquidmetal alloys for customers whose principal headquarters or major operations are based in South Korea. The principal purpose of the transactions with Grace Metal was to raise capital for the next-generation casting equipment and to shift the cost and burden of our manufacturing operations to a third party.  Grace Metal was formed by an investor group that includes the former Founder and director of our company, James Kang, who is also the brother of John Kang, Chairman of the Board of our company.

In July 2007, we completed an $11.1 million financing transaction that provided funding to repay senior convertible notes previously issued were scheduled to become due in July and August 2007.  We transferred substantially all of the assets of Liquidmetal Coatings business (the “Division”) to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the Division. LMC was capitalized through a $6.5 million subordinated debt and equity investment by C 3  Capital Partners and a $5.0 million senior credit facility with Bank Midwest, N.A., both out of Kansas City, Missouri.  The transaction resulted in net cash proceed of $11.1 million after related debt issuance costs of $0.4 million, which LMC used to purchase all of the assets and liabilities of the Division from us.  We will retain a 69.25% interest in LMC, and the remaining 30.75% of the equity of the LMC will be held by C3 capital Partners, Larry Buffington (who will also serve as the President and CEO of LMC), and CRESO Capital Partners (the financial advisor in the transaction).

We anticipate that the funds raised in the January 2007 private placement, equipment sale and licensing agreement with Grace Metal, and recapitalization of our coatings business will be sufficient to pursue our current operating plan only through the third quarter of 2007, and we will therefore require additional funding at or prior to that time.  As a result of the foregoing, we are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, we have approximately $3.3 million of principal and accrued interest outstanding under the 8% unsecured subordinated notes (“Notes”) which will become due August 17, 2007 as of June 30, 2007.  We intend to fully repay the amounts due under Notes.  However, as of the filing of this document we do not have sufficient funds to repay the Notes by the August 17, 2007 due date.  As a result, we will be in default with the holders of the 8% unsecured subordinated notes if we do not satisfy the amounts due under the Notes, unless we receive a waiver of such default.   Such a default may have material adverse effect on our operations, financial condition, and results of operations.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of June 30, 2007:

		Payments Due by Period (in thousands)
		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$29,488	$13,188	$16,300	$—	$—
Short-term debt (3)	3,212	3,212	—	—	—
Operating leases and rents	1,421	399	834	188	—
Consulting services payable	556	308	248	—	—
Foster Wheeler	450	300	150
Dongyang	12	12	—	—	—
Nichimen	320	320	—	—	—
	$35,459	$17,739	$17,532	$188	$—

(1) Contractual cash obligations include Long-Term Debt comprised of $2,083 of Senior Convertible Notes issued in 2004 and $7,187 of Senior Convertible Notes issued in 2005, $3,009 of Unsecured Subordinated Notes issued in 2006, $16,300 of Convertible Unsecured Notes issued in 2007, and $909 of Kookmin Bank Loan, Short-Term Debt comprised of $3,212 outstanding advances received under factoring, loan, and security agreement, future minimum lease payments under capital and operating leases, and purchase commitments from consultants, payments due from assets purchased from Foster Wheeler thermal spray coatings business unit, payments due from our discontinued equipment manufacturing business (Dongyang), and minimum payments due under a distribution agreement (Nichimen).

(2) Does not include interest payments of $4,030; and un-amortized cash discount and discounts for conversion feature and warrants of $11,647 of our convertible notes.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the year ended December 31, 2006, we recognized revenues of $0.7 million of Liquidmetal alloys sold to SAGA for use in the joint venture.  We anticipate the alloys to be fully utilized by the joint venture prior to the 18 month period.  There were no revenues recognized from the joint venture for the six months ended June 30, 2007

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30 2007, the end of the period covered by this report, our Chief Executive Officer and Vice President of Finance have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 22, 2007, one of the purchasers of the January 2010 Notes (holding January 2010 Notes in the aggregate amount of $2.0 million) sent us an event of default notice (“Event of Default Notice”) indicating that we had defaulted under the January Purchase Agreement (and therefore under the January 2010 Note) by failing to comply with the Debt Satisfaction Covenant.  This holder did not execute the April 2007 amendment to the January Purchase Agreement.  In general, upon a breach of the January 2010 Notes or January Purchase Agreement, a holder of the January 2010 Notes may require us to redeem the January 2010 Notes at a price equal to the greater of (i) the conversion amount to be redeemed and (ii) the product of (A) the conversion rate with respect to such conversion amount in effect at such time as the purchaser of the January 2010 Note delivers an Event of Default Redemption Notice (as defined below) and (B) the closing sale price of our common stock on the date immediately preceding such event of default.  Under the terms of the January 2010 Notes and January Purchase Agreement, we have ten (10) business days after the receipt of an Event of Default Notice to cure a default.  On April 6, 2007, the holder which sent the Event of Default Notice further sent us an event of default redemption notice (“Event of Default Redemption Notice”).  The Event of Default Redemption Notice states that the holder has elected to require us to redeem its January 2010 Note for a price equal to $2.0 million (the amount of the January 2010 Note) plus accrued and unpaid interest.  On April 16, 2007, we were served with a complaint filed by the holder in the Federal District Court in Minnesota to collect this amount.  Subsequent to June 30, 2007, on July 17, 2007, we received notice that the purchaser had assigned the Note to Carlyle Liquid, a company controlled by Jack Chitayat, former officer and director of our Company, and that the purchaser would therefore dismiss the pending action.  In accordance with the terms of the notice, the action against us was dismissed by the purchaser with prejudice on July 18, 2007.

Item 1A – Risk Factors

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, the following is an additional risk factor that could adversely affect our business, results of operation or financial condition.

We do not anticipate we will be able to repay our 8% unsecured subordinated notes by the August 17, 2007 due date and will be in default with the holders of such notes if we cannot repay them.

We have approximately $3.3 million of principal and accrued interest outstanding under the 8% unsecured subordinated notes (“Notes”) which will become due August 17, 2007 as of June 30, 2007.  We intend to fully repay the amounts due under Notes.  However, as of the filing of this document we do not have sufficient funds to repay the Notes by the August 17, 2007 due date.  As a result, we will be in default with the holders of the 8% unsecured subordinated notes if we do not satisfy the amounts due under the Notes, unless we receive a waiver of such default.   Such a default may have material adverse effect on our operations, financial condition, and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

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

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 14, 2007	/s/ Larry Buffington
Larry Buffington
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	/s/ Won Chung
Won Chung
Vice President of Finance
(Principal Financial and Accounting Officer)