Form 10-Q
period 2007-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2007-11-14
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, there were 44,662,643 shares of the registrant’s common stock, $0.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$715	$144
Trade accounts receivables, net of allowance for doubtful accounts of $173 and $82	5,191	3,934
Inventories	2,565	3,765
Prepaid expenses and other current assets	792	830
Total current assets	9,263	8,673
Property, plant and equipment, net	10,378	12,095
Idle equipment	156	194
Other intangibles, net	1,156	1,170
Investment in joint venture	306	3
Other assets	1,920	109
Total assets	23,179	22,244

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	8,464	9,802
Deferred revenue	250	202
Short-term debt	2,035	2,669
Long-term debt, current portion, net of debt discounts of $861 and $3,636	4,662	14,480
Warrant liabilities	2,758	2,662
Conversion feature liabilities	2,645	1,838
Other liabilities, current portion	75	177
Total current liabilities	20,889	31,830

Long-term debt, net of current portion and debt discounts of $9,899 and $0	14,650	225
Other long-term liabilities, net of current portion	387	552
Total liabilities	35,926	32,607

Minority interests	66	—

Shareholders’ deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,662,643 issued and outstanding at September 30, 2007 and 44,311,768 issued and outstanding at December 31, 2006	45	44
Additional paid-in capital	137,150	136,031
Accumulated deficit	(153,016)	(149,047)
Accumulated other comprehensive income	3,008	2,609
Total shareholders’ deficiency	(12,813)	(10,363)

Total liabilities and shareholders’ deficiency	$23,179	$22,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$7,106	$8,040	$20,504	$21,685
Cost of sales	5,194	6,449	19,321	17,337

Gross profit	1,912	1,591	1,183	4,348

Operating expenses
Selling, general, and administrative	1,853	2,290	6,880	7,363
Research and development	331	269	887	753
Total operating expenses	2,184	2,559	7,767	8,116
Loss from operations	(272)	(968)	(6,584)	(3,768)

Loss from extinguishments of debt	—	—	(648)	—
Change in value of warrants, gain (loss)	220	1,361	4,476	(1,354)
Change in value of conversion feature, gain (loss)	625	1,987	6,137	(1,933)
Other income	—	—	49	572
Interest expense	(1,991)	(2,302)	(7,454)	(7,361)
Interest income	14	8	121	17

(Loss) income before minority interest	(1,404)	86	(3,903)	(13,827)

Minority interests	(66)	—	(66)	—

(Loss) income from continuing operations	(1,470)	86	(3,969)	(13,827)

Net (loss) income	(1,470)	86	(3,969)	(13,827)

Other comprehensive (loss) income:
Foreign exchange translation gain	122	56	399	183
Comprehensive (loss) income	$(1,348)	$142	$(3,570)	$(13,644)

Net loss per share basic and diluted:
Loss per share basic and diluted	$(0.03)	$0.00	$(0.09)	$(0.32)

Number of weighted average shares - basic and diluted	44,652	44,100	44,736	43,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Nine Months Ended September 30, 2007

(in thousands, except per share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumu- lated Deficit	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2006	44,311,768	$44	$136,031	$(149,047)	$2,609	(10,363)
Conversion of notes payable	320,000	1	516	—	—	517
Common stocks issued as director’s fees	30,875	—	28	—	—	28
Stock-based compensation	—	—	575	—	—	575
Foreign exchange translation gain	—	—	—	—	399	399
Net loss	—	—	—	(3,969)	—	(3,969)
Balance, September 30, 2007	44,662,643	$45	$137,150	$(153,016)	$3,008	$(12,813)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Operating activities:
Net loss	$(3,969)	$(13,827)

Adjustments to reconcile loss from operations to net cash used for operating activities:
Gain on disposal of asset	(49)	—
Minority interests in income of consolidated subsidiary	66	—
Depreciation and amortization	2,499	2,658
Loss on extinguishment of debt	648	—
Amortization of debt discount	4,385	4,517
Stock-based compensation	575	831
Bad debt expense	97	60
Warranty expense	141	71
(Gain) loss from change in value of warrants	(4,476)	1,354
(Gain) loss from change in value of conversion feature	(6,137)	1,933

Changes in operating assets and liabilities:
Trade accounts receivable	(1,355)	(2,799)
Inventories	1,200	(470)
Prepaid expenses and other current assets	(86)	(1,026)
Other assets	(2,198)	237
Accounts payable and accrued expenses	(1,123)	2,381
Deferred revenue	48	(1,229)
Other liabilities	102	(178)
Net cash used for operating activities	(9,632)	(5,487)

Investing Activities:
Purchases of property and equipment	(1,022)	(665)
Proceeds from the sale of property and equipment	400	104
Investment in patents and trademarks	(78)	(102)
Investment in joint venture	(303)	—
Net cash used for investing activities	(1,003)	(663)

Financing Activities:
Proceeds from borrowings	39,784	18,241
Repayment of borrowings	(28,375)	(12,421)
Repayment of other liabilities	—	63
Net cash provided by financing activities	11,409	5,883
Effect of foreign exchange translation	(203)	(562)
Net increase (decrease) in cash and cash equivalents	571	(829)

Cash and cash equivalents at beginning of period	144	1,392
Cash and cash equivalents at end of period	$715	$563

Supplemental cash flow information
Interest paid	$2,522	$1,664
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

During the nine months ended September 30, 2007, $400 of the Company’s 7% senior convertible notes due July 2007 was converted into 320,000 shares of the Company’s common stock at a conversion price of $1.25 per share.

The accompanying notes are an integral part of the condensed consolidated financial statements

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2007 and 2006

(in thousands, except share data)

(unaudited)

1.             Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

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

On July 24, 2007, the Company transferred substantially all of the assets of its Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the coatings business. The transfer included the thermal spray coatings assets and liabilities acquired under a purchase agreement with Foster Wheeler Energy Services in June 2007.  The Company holds a 69.25% ownership interest in LMC. The results of operation of LMC are consolidated and comprise our Liquidmetal alloy industrial coatings segment for financial reporting purposes.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on

January 1, 2006 using the modified prospective method and recorded $173 and $575 for the three and nine months ended September 30, 2007, respectively, and $296 and $831 for the three and nine months ended September 30, 2006, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing an increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2007 and 2006, respectively: expected volatility of approximately 100% and 58%; dividend yield of 0% for all periods; expected option life of approximately 5 years and 6 years; and a risk-free interest rate ranging from 2.57% to 6.22%.

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

3.             Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $153,016 as of September 30, 2007.  Cash used for operations for the nine months ended September 30, 2007 was $9,632 and cash flow from operations will likely be negative throughout fiscal year 2007.  As of September 30, 2007, the Company’s principal sources of liquidity are $715 of cash and $5,191 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company borrowed $10,130, which was offset by repayments of $10,852, under a factoring, loan, and security agreement executed on April 21, 2005 to fund its working capital requirements during the nine months ended September 30, 2007.

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

In July 2007, we completed an $11,500 financing transaction that provided funding to repay senior convertible notes previously issued were scheduled to become due in July and August 2007.  We transferred substantially all of the assets and liabilities of Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the Division (the “Assumed Liabilities”).  LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners and a $5,000 senior credit facility with Bank Midwest, N.A. (see Note 7).

We anticipate that we will not have sufficient funds to pursue our current operating plan through the fourth quarter of 2007 and we will therefore require additional funding.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, we have approximately $3,000 of principal and accrued interest outstanding as of September 30, 2007, under the 8% unsecured subordinated notes (“Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under Notes. However, as of the filing of this report we do not have sufficient funds to repay the Notes.  As a result, we are currently in default under the Notes. Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with investors holding our Notes.

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

4. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market. Inventories were comprised of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)

Raw materials	$1,205	$966
Work in process	345	1,729
Finished goods	1,015	1,070
Total inventories	$2,565	$3,765

5. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future. Total amount of idle equipment remaining was $156 as of September 30, 2007 and $194 as of December 31, 2006.

During the nine months ended September 30, 2007, the Company disposed of $7 of its idle equipment as part of the equipment purchase agreement and transfer agreement regarding Weihai operations with Grace Metal (see Note 12). During the nine months ended September 30, 2006, the Company disposed of $12 of its idle equipment for proceeds of $104. The resulting gain of $92 is included in other income.

6. Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period. As of September 30, 2007, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed. The percentage is based on industry averages and historical information. The Company recorded a $120 of net gain from expired warranty and $141 of warranty expense during the three and nine months ended September 30, 2007, respectively. The Company recorded $34 of net gain from expired warranty and $71 of warranty expense during the three and nine months ended September 30, 2006, respectively. The product warranty accrual balances is included in accounts payable and accrued expenses.

7. Notes Payable

Senior Convertible Note

On March 3, 2004, the Company issued $9,924 of 6% senior convertible notes due 2007 (the “March Notes”) with a conversion price of $3.00 per share. During 2004, the Company redeemed $4,465 of the outstanding note balance in cash and exchanged approximately $5,460 in aggregate principal amount of the March Notes have been exchanged for an aggregate of (i) $2,730 of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and (ii) $2,730 of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”), collectively referred to as “Exchange Notes.”  In connection with the private exchange offer, the Company issued $250 of private placement notes to certain Placement Agents as issuance costs. Of the $250 notes issued,

$125 was paid in the form of long-term notes which is due in 2007 with interest rate of 6% per annum (July 2007 Notes) and $125 was paid in the form of short-term notes which is due in 2005 with interest rate of 10% per annum (July 2005 Notes). The July 2005 and July 2007 Notes are convertible into Common Stock at $2.00 and $1.00, respectively

In connection with the March Notes, the Company issued warrants to purchase an aggregate amount for approximately 1.2 million shares of common stock, exercisable at $3.00 per share for varying periods, all of which have expired as of September 30, 2007.

During the year ended December 31, 2006, $286 of the July 2007 Notes were converted into 285,750 of the Company’s common stock at a conversion price of $1.00 per share. During the nine months ended September 30, 2007, $400 of the Company’s 7% senior convertible notes due July 2007 was converted into 320,000 shares of the Company’s common stock at a conversion price of $1.25 per share.

The Company redeemed all outstanding notes and interest during the quarter ended September 30, 2007.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations. The change in the fair value of the conversion feature liability resulted in a gain of $23 and $1,218 for the three and nine months ended September 30, 2007, respectively, and a gain of $676 and a loss $1,072 for the three and nine months ended September 30, 2006, respectively. The fair value of conversion features outstanding at September 30, 2007 and December 31, 2006 was $0 and $1,218, respectively. The fair value of conversion features of outstanding at December 31, 2006 was computed using the Black-Scholes model under the following assumptions: (1) 0.57 years; (2) volatility of 55%; (3) risk free interest of 5.00% and (4) dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant liability as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in fair value of warrants resulted in a gain of $11 and a loss of  $7 for the three and nine months ended September 30, 2006. The warrant has expired as of December 31, 2006.

As of December 31, 2006, the Company’s gross outstanding loan balance of the July 2007 Notes totaled $2,083. As of December 31, 2006, un-amortized discounts for conversion feature and warrants totaled $39, and other asset debt issuance costs totaled $14. Interest expense for the amortization of debt issuance cost and discount on note was $58 and $405 for the three and nine months ended September 30, 2007, respectively, $190 and $606 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, the effective interest rate of the July 2007 Notes was 34.5%.

Convertible Notes

On June 13, 2005, the Company completed a private placement (the “June 2005 Private Placement”) of 10% Convertible Unsecured Notes Due June 13, 2006 in the aggregate principal amount of $3,250 (the “June 2006 Notes”), together with warrants to purchase up to an aggregate of 893,750 shares of the Company’s common stock (the “Warrants”).  The warrants have an original exercise price of $2.00 per share. The warrants will expire on June 13, 2010 and are subject to exercise price adjustment for anti-dilution purposes. The exercise price of the warrants was reduced to $1.75 per share and total number of warrants was increased to 1,021,434 as of September 30, 2007 as a result of our January 2007 private placement (see Convertible Subordinated Notes below).

On August 9, 2005, the June 2006 Notes were redeemed in cash and exchanged for 7% Convertible Secured Promissory Notes due August 2007 (see 2005 Senior Convertible Notes below).

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant liability as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a gain of $29 and $345 for the three and nine months ended September 30, 2007, respectively. The change in the fair value of the warrants resulted in a gain of $257 and a loss of $366 for the three and nine months ended September 30, 2006, respectively. The fair value of warrants outstanding at September 30, 2007 and December 31, 2006 was $142 and $487, respectively. The fair value of warrants outstanding at September 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.70 years; (2) volatility of 58%, (3) risk free interest of 4.03% and (4) dividend rate of 0%.

2005 Senior Convertible Notes

On August 9, 2005, the Company completed a private placement (the “August 2005 Private Placement”) of $9,878 in principal amount of new 7% Convertible Secured Promissory Notes due August 2007 (the “August 2007 Notes”). The issuance consisted of $5,000 cash, exchange of $1,284 in principal amount of the July 2005 Notes, the exchange of $2,996 in principal amount of the June 2006 Notes, satisfaction of accrued interest and late registration fees in the amount of $589 on the July 2005 Notes, and satisfaction of accrued interest of $9 on the June 2006 Notes. The August 2007 Notes are convertible into shares of the Company’s common stock at $2.00 per share.

The Company also issued warrants to the purchasers of the August 2007 Notes and placement agents giving them the right to purchase up to 2,469,470 and 414,495 shares of Company common stock, respectively, with an exercise price of  $2.00 per share, which is subject to price adjustment for anti-dilution purposes. As of September 30, 2007, the exercise price of the warrants was reduced to $1.75 per share and total number of warrants was increased to 3,295,975. The warrants will expire on August 2, 2010.

The Company redeemed all outstanding notes and interest during the quarter ended September 30, 2007.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations. The change in the fair value of the conversion feature liability resulted in a gain of $0 and $354 for the three and nine months ended September 30, 2007, respectively. The change in the fair value of the conversion feature liability resulted in a gain of $1,311 and a loss of $860 for the three and nine months ended September 30, 2006. The fair value of conversion features outstanding at September 30, 2007 and December 31, 2006 was $0 and $619, respectively.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, is required to report a value of the warrant liability as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a loss of $52 and a gain of $1,127 for the three and nine months ended September 30, 2007, respectively. The change in the fair value of the warrants resulted in a gain of $830 and $1,202 for the three and nine months ended September 30, 2006, respectively. The fair value of warrants outstanding at September 30, 2007 and December 31, 2006 was $485 and $1,612, respectively. The fair value of the warrants outstanding at September 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.84 years; (2) volatility of 58%; (3) risk free interest of 4.03% and dividend rate of 0%.

As of December 31, 2006, our gross outstanding loan balance of the August 2007 Notes totaled $7,188. As of December 31, 2006, un-amortized discounts for embedded conversion feature and warrants totaled $2,441, other asset debt issuance costs totaled $139, and contra liability debt issuance cost totaled $172. Interest expense for the amortization of debt issuance cost and discount on note was $302 and $2,114 for the three and nine months ended September 30, 2007, respectively. Interest expense for the amortization of debt issuance cost and discount on note was $1,036 and $3,250 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, the effective interest rate for the August 2007 Notes was 17.5%.

Subordinated Promissory Note

On March 17, 2006, the Company issued a $1,000 10% subordinated promissory note due October 16, 2006 (the “October 2006 Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of the Company. In connection with the October 2006 Note, the Company issued warrants to purchase an aggregate amount of up to 125,000 shares of common stock, exercisable at $2.00 per share.  The warrants will expire on March 17, 2009, and include price adjustment provisions for anti-dilution purposes.  As of September 30, 2007, the Company reduced the exercise price of the warrants to $1.55 per share. There are no registration rights of the shares issuable from the exercise of the warrants.  Further, cashless exercise of the warrants is permitted.

During the quarter ended March 31, 2007, $1,000 of October 2006 Note was redeemed in cash (see Convertible Subordinated Notes below).

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company is required to report a value of the warrant liability as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a loss of $2 and a gain of $40 for the three and nine months ended September 30, 2007.  The change in the fair value of the warrants resulted in a gain of $35 and a loss $5 for the three and nine months ended September 30, 2006, respectively. The fair value of warrants outstanding at September 30, 2007 and December 31, 2006 was $10 and $50, respectively. The fair value of warrants outstanding at September 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.46 years; (2) volatility of 58%, (3) risk free interest of 3.97% and dividend rate of 0%.

Interest expense for the amortization of discount on the note was $0 for the three and nine months ended September 30, 2007, respectively, and interest expense for the amortization of discount on the note was $ 29 and $69 for the three and nine months ended September 30, 2006, respectively.

Unsecured Subordinated Notes

The Company completed a private placement of 8% unsecured subordinated notes (the “May 2006 Private Placement”) in the aggregate principal amount of $4,584 (the “August 2007 Subordinated Notes”) between May and December 2006. The August 2007 Subordinated Notes are unsecured and became due on of August 17, 2007. Interest on the unpaid principal balance of each August 2007 Subordinated Note accrues at the rate of 8% per annum until maturity date. The August 2007 Subordinated Notes is subordinate in right of payment and in all other respects to the July 2007 Notes, the August 2007 Notes, and any other notes that may be issued by the Company after May 17, 2006 in exchange for or in satisfaction of any July 2007 Notes or August 2007 Notes (collectively, the “Senior Notes”).

As part of the May 2006 Private Placement, the Company issued warrants to the purchasers of the Notes giving them right to purchase up to an aggregate of 892,247 shares of the Company’s common stock. In addition, warrants to purchase 80,717 shares of the Company’s common stock were issued to the placement agent in the transaction. The warrants have an exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes. The exercise price of the warrants was reduced to $2.13 per share and total amount of warrants was increased to 1,178,651 as of September 30, 2007. The warrants will expire on May 17, 2011.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company is required to report a value of the warrant liability as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. The change in the fair value of the warrants resulted in a loss of $30 and a gain of $327 for the three and nine months ended September 30, 2007, respectively. The change in the fair value of the warrants resulted in a loss of $228 and $226 for the three and nine months ended September 30, 2006. The fair value of warrants outstanding at September 30, 2007 and December 31, 2006 was $187 and $513. The fair value of the warrants outstanding at September 30, 2007 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3.63 years; (2) volatility of 58%; (3) risk free interest of 4.23% and dividend rate of 0%.

On January 3, 2007 as part of a private placement offer, as amended, $925 of August Subordinated 2007 Notes and $45 of accrued interest  were exchanged for 8% Convertible Subordinated Notes due January 2010 (see Convertible Subordinated Notes below). Additionally, $900 of August Subordinated 2007 Notes and $46 of accrued interest were redeemed in cash as of September 30, 2007.

Our gross outstanding loan balance of the August 2007 Subordinated Notes totaled $2,759 and $4,585 as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, un-amortized discounts for warrants and other asset deferred issuance costs was $0. Interest expense for the amortization of discount on the note and deferred issuance cost was $172 and $630 for the three and nine months ended September 30, 2007, respectively. Interest expense for the amortization of discount on the note and deferred issuance cost was $150 and $248 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, the effective interest rate for the August 2007 Subordinated Notes was 37.6%.

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

The January 2010 Notes were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between the Company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the January Purchase Agreement, the Company agreed to repay, within 5 days after the closing of the private placement, approximately $15,461 of the Company’s outstanding debt under previously issued promissory notes, including the August 2007 Notes, the October 2006 Note, and August 2007 Subordinated Notes (the “Debt Satisfaction Covenant”).  The Company originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their August 2007 Notes at a reduced conversion price following the private placement under a note conversion agreement proposed by the Company, but most of such holders ultimately elected not to proceed with such conversion.  Accordingly, in April 2007, the Company entered into an amendment to the January Purchase Agreement (“April 2007 Amendment”) providing that the Company will have until October 1, 2007 (or such earlier date on which the indebtedness to be repaid is due) to comply with the Debt Satisfaction Covenant.

The April 2007 Amendment also finalized the schedule of investors in the Private Placement to show a total of $16,300 in principal amount of Notes; decreased the conversion price of the Notes from $1.55 to $1.10, decreased the warrant exercise price for the warrants issued from $1.93 to $1.55, increased the number of shares subject to such warrants issued to equal 50% of the principal amount of Notes purchased divided by 1.10, and the purchasers of the Notes consented to the Company granting a security interest in its South Korean manufacturing plant to purchasers of convertible notes in a subsequent offering, provided a  pari passu  security interest is granted to the purchasers of the Notes.

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

The change in the fair value of the conversion feature liability resulted in a gain of $602 and $4,565 for the three and nine months ended September 30, 2007, respectively.  The fair value of conversion feature outstanding at September 30, 2007 of $2,645 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.8 to 2.3 years; (2) volatility of 58%, (3) risk free interest of 3.97% to 4.05% and dividend rate of 0%.

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

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a gain of $275 and $2,637 for the three and nine months ended September 30, 2007, respectively.  The fair value of the warrants outstanding at September 30, 2007 of $1,934 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 4.26 years; (2) volatility of 58%; (3) risk free interest of 4.23% and dividend rate of 0%.

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

In connection with the January 2007 private placement, the Company entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which the Company is required, on or before 45 days after the closing of the private placement, to use commercially reasonable efforts to file a registration statement with the SEC covering the resale of the shares of the common stock issuable pursuant to the January 2010 Notes and warrants and to use commercially reasonable efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review).  The Company will be subject to monetary penalties up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. In the event that the Company is unable to include in the registration statement all shares of our common stock issuable pursuant to the January 2010 Notes and warrants, then we will be required to file up to two additional registration statements to register the resale of any shares excluded from the originally filed registration statement and to pay the foregoing monetary penalties on the January 2010 Notes convertible into the excluded shares until the resale of such excluded shares is covered by an effective registration statement or until such shares can be sold under SEC Rule 144.  As of September 30, 2007, an aggregate of $178 in monetary penalties under the Registration Rights Agreement had already been paid to investors, while an additional $721 in such penalties were accrued but unpaid.

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $16,300 as of September 30, 2007.  As of September 30, 2007, un-amortized discounts for conversion feature, warrants, and cash discount totaled $10,760, and other asset debt issuance costs totaled $1,046.  Interest expense for the amortization of debt issuance cost and discount on note was $446 and $1,200 for the three and nine months ended September 30, 2007, respectively.  As of September 30, 2007, the effective interest rate of the January 2010 Notes was 74%.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005, which allows for borrowings of up to $1,500. The Agreement expires on April 21, 2006, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are considered “Approved” or “Non-Approved” by the financing company. In January 2007, the Company entered into a second amendment to the Agreement to provide for increased borrowings against non-approved receivables assigned of 80%. Borrowings made against non-approved receivables assigned are limited to $1,000 and total borrowings made on approved and non-approved receivables assigned are limited to $5,000. Further, the amendment provides for interest charges of 0.5% plus prime rate of interest less 2%. The agreement will continue until February 1, 2008 and will renew annually thereafter. In February 2007, the Company entered into an agreement to deposit cash of $2,083 with a rate of prime rate of interest less 2% with the financing company. The agreement is effective until July 27, 2007 and the cash deposit will be used to pay down principal amount of the July 2007 Notes. Additionally, the financing company reserves the right to offset outstanding advances against the cash deposit. In July 2007, the Company entered into a third amendment to exclude intellectual property transferred to LMC as collateral and to release security interest in receivables previously assigned in consideration of full repayment of the outstanding advances. The Company paid $628 and the financing company applied the $2,083 cash deposit held against the outstanding advance of $2,711 on July 23, 2007. Additionally, the financing company reduced the borrowings against non-approved receivables assigned to 50% of the receivable value.

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

For the nine months ended September 30, 2007, the Company borrowed $10,130 and repaid $10,852 under the Agreement. The total outstanding advance made under the agreement is $946 and $1,669 as of September 30, 2007 and December 31, 2006, respectively, which is presented as short-term debt. The weighted average rate of interest for borrowings made under the Agreement was 8.87% for the nine months ended September 30, 2007. As of September 30, 2007, the Company’s availability for future borrowing under the agreement is $4,054 which is contingent on approval of eligible receivables by the financing company.

Kookmin Note

On February 4, 2003, our Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea. The loan bears interest at an annual rate of 7.1%. In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed. As of September 30, 2007, the interest rate was increased to 9.2% from delayed interest payments made. This loan is collateralized by the plant facilities and certain equipment in South Korea. During the first eighteen months from the origination date, interest was payable on a monthly basis. In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan. Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating. The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively. The remaining payment of $341 was subsequently made in February 2004. Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance through February 2008. Principal payments made to Kookmin Bank totaled $1,236 for the nine months ended September 30, 2007, which includes $16 of foreign exchange translation loss. The outstanding loan balance totaled $576 and $1,796, of which $576 and $225 is included in current portion of long-term debt, as of September 30, 2007 and December 31, 2006, respectively.

Debt of Majority Owned Subsidiary

On July 24, 2007, the Company completed an $11,500 financing transaction (the “Transaction”) that provided funding to repay convertible notes previously issued by us that were scheduled to become due in July and August 2007.  In the Transaction, the Company transferred substantially all of the assets of the Company’s Liquidmetal Coatings division to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the division.

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners and a $5,000 senior credit facility with Bank Midwest, N.A. This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company. The Company incurred an additional $459 in issuance costs directly related to the debt issuance. As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt. Interest expense for the amortization of debt issuance cost was $35 for the three and nine months ended September 30, 2007.

The Company retains a 69.25% ownership interest in LMC, C3  Capital Partners (“C3”) holds a 19% ownership interest, Larry Buffington, the Company’s President and CEO, (who also serves as the President and CEO of LMC) holds a 10% ownership interest, and CRESO Capital Partners (the Company's financial advisor in the Transaction) holds a 1.75% ownership interest. The equity interests acquired by C3 and issued to CRESO were not considered a discount to debt, as the unconsolidated net assets of LMC were deemed to have an initial value of $0 upon closing of the Transaction for financial accounting purposes. Further, LMC is fully responsible for the repayment of debt obligations.

Midwest Debt

In connection with the Transaction, LMC entered into a Loan Agreement, dated July 24, 2007 (the “Loan Agreement”), with Bank Midwest, N.A. (“Midwest”).  The Loan Agreement provides for total loan availability of $5,500, consisting of a $4,000 term loan with an annual interest rate of 8.48% and a revolving loan of up to $1,500 with a variable interest equal to prime rate as published in the Wall Street Journal. Interest payments are due monthly. The term loan has a maturity date of July 20, 2011.  The revolving loan allows for borrowings up to $1,500 and has a maturity date of July 20, 2008.  Borrowing availability under the revolving loan is based in a percentage of LMC’s eligible receivables and eligible inventory, and the initial advance under the revolving loan was $1,000 on July 24, 2007.  LMC’s obligations under the Loan Agreement are secured by a blanket security interest in all of LMC’s assets and the Company's equity interest in LMC, and pursuant to an intercreditor agreement between the C3 and Midwest, Midwest’s security interest in the assets is senior to C3’s security interest in the same assets.

LMC is required to make monthly principal payments under the term loan of: $63 during months 1 through 12, $83 during months 13 through 36, and $104 during months 37 through 48.  All remaining principal is due and payable on July 20, 2011.  If the term loan is prepaid within the first twenty-four (24) months after July 24, 2007, LMC will pay a prepayment penalty of 1% of the outstanding principal balance, together with accrued interest.  After the twenty-four month period has lapsed, LMC will have the right to prepay the term loan without penalty.

As of September 30, 2007, the gross outstanding loan balance under the term loan and revolving loan totaled $3,913 and $1,088, respectively, which are presented as long term debt and short term debt of consolidated subsidiary on the Company’s condensed consolidated balance sheet, respectively. Interest expense incurred under the term loan and revolving loan totaled $63 and $16, respectively, for the three months ended September 30, 2007.

C3 Debt

In the Transaction, LMC also entered into a Securities Purchase Agreement, dated July 24, 2006 (the “Securities Purchase Agreement”), with C3 Capital Partners, L.P. (“C3”), C3 Capital Partners II, L.P. (“C3 II”, and with C3, the “C3 entities”), and Liquidmetal Coatings Solutions, LLC, a wholly owned subsidiary of LMC that will operate the thermal spray coatings business (“LMCS”).  Pursuant to the Securities Purchase Agreement, LMC issued to the C3 entities subordinated promissory notes in the aggregate principal amount of $6,500 (the “Subordinated Notes”). Under the Securities Purchase Agreement, the C3 entities have the right, beginning on the July 24, 2012 (or, if earlier, upon a default by LMC under the Subordinated Notes or Securities Purchase Agreement) to require LMC to purchase the C3 entities’ membership interests in LMC for a purchase price equal to their pro rata portion of the greater of (i) the appraised fair market value of LMC or (ii) six times LMC’s trailing 12-month earnings before interest taxes, depreciation, and amortization, less funded debt.

The Subordinated Notes have a maturity date of July 20, 2012 with no required principal payments before maturity other than upon specified triggering events, such as a change in control of LMC.  Interest accrues under at an annual rate of 14%, with 12% interest being payable monthly beginning September 2007 and the remaining 2% interest being payable at maturity.  In connection with the Securities Purchase Agreement and the Subordinated Notes, the Company and LMC entered into pledge agreements with the C3 entities in which the Company pledged its membership interest in LMC to secure the obligations under the notes and LMC pledged its membership interests in LMCS to secure its obligations under the notes.  LMC and LMCS also granted to C3 a blanket security interest in all of their assets to secure their obligations under the Subordinated Notes.

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $6,524 as of September 30, 2007.  Interest expense incurred under the Subordinated Notes totaled $172 for the three and nine months ended September 30, 2007.

8.     Stock Compensation Plan

During the three and nine months ended September 30, 2007, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company  granted options to purchase 0 and 70,000, respectively, of the Company’s common shares for an average exercise price of $0 and $1.53, respectively. Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the three and nine months ended September 30, 2007, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company its subsidiaries, the Company granted options to purchase 1,235,500 of the Company’s common shares for an average exercise price of $0.77. Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

In August 2007, two of the non-employee directors of our company were given the opportunity to receive shares of stock under the 2002 Equity Incentive Plan in lieu of past-due director and committee fess that were due to them for periods through June 30, 2007. Such shares were issuable to them at an average price of $0.97 and $0.85 per share. As of September 30, 2007, a total of 30,875 shares were issued to non-employee directors in lieu of these past-due fees.

The Company canceled 257,474 and 687,627 options during the three and nine months ended September 30, 2007, respectively, for terminated employees and options expired.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three Months Ended September 30, 2007
Revenue to external customers	$3,505	$3,601	$7,106
Gross profit (loss)	1,115	797	1,912
Income (loss) before interest expense and discontinued operations	2,229	(1,308)	921
Total identifiable assets at end of period	2,942	17,708	20,650

Three Months Ended September 30, 2006
Revenue to external customers	$2,589	$5,451	$8,040
Gross profit	1,110	481	1,591
Income (loss) before interest expense and discontinued operations	905	(506)	399
Total identifiable assets at end of period	1,515	18,971	20,486

Nine Months Ended September 30, 2007
Revenue to external customers	$9,293	$11,211	$20,504
Gross profit	3,667	(2,484)	1,183
Income (loss) before interest expense and discontinued operations	2,229	(3,594)	(1,365)
Total identifiable assets at end of period	2,942	17,708	20,650

Nine Months Ended September 30, 2006
Revenue to external customers	$6,716	$14,969	$21,685
Gross profit (loss)	2,774	1,574	4,348
Income (loss) before interest expense and discontinued operations	2,187	(860)	1,327
Total identifiable assets at end of period	1,515	18,971	20,486

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Total segment (loss) income before minority interest, interest expense	$921	$399	$(1,365)	$1,327
General and administrative expenses, excluded	(1,193)	(1,367)	(5,170)	(4,523)

Consolidated loss before interest, other income, income taxes, minority interests	(272)	(968)	(6,535)	(3,196)
Loss from extinguishments of debt	—	—	(648)	—
Change in value of warrants, net	220	1,361	4,476	(1,354)
Change in value of conversion feature	625	1,987	6,137	(1,933)
Interest expense	(1,991)	(2,302)	(7,454)	(7,361)
Interest income	14	8	121	17
Minority interests	(66)	—	(66)	—
Consolidated net loss	$(1,470)	$86	$(3,969)	$(13,827)

Included in bulk alloy segment income for both the three and nine months ended September 30, 2007 is $0 and $49, respectively, of other income from gain on disposal of assets in connection with the equipment purchase agreement and transfer agreement of the Weihai operations to Grace Metal (see Note 12). Included in bulk alloy segment income for the three and nine months ended September 30, 2006 is $0 and $572 of other income, respectively, recognized from $480 gain on termination of a distribution agreement in March 2006 and $92 gain on disposal of idle equipment in June 2006.

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters. These expenses primarily include corporate salaries, consulting, professional fees and facility costs. Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $4,311 and $3,212 during the three months ended September 30, 2007 and 2006, respectively. The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended September 30, 2007, the Company had revenue from sales to companies outside of the United States of $2,795 of which $1,839 represented sales to companies located in South Korea. During the three months ended September 30, 2006, the Company had revenues from companies outside of the United States of $4,828 of which $362 represented sales to companies located in South Korea. The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $2,713 and $1,439 located in the United States at September 30, 2007 and December 31, 2006, respectively. The Company had long-lived assets of $9,405 and $11,799 located in South Korea at September 30, 2007 and December 31, 2006, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

September 30,
2007

Total segment assets	$20,650
Cash and cash equivalents	408
Prepaid expenses and other current assets	783
Other property, plant and equipment	112
Intangibles, net	1,135
Other assets	91
Total consolidated assets	$23,179

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

Options to purchase 8,411,464 shares of common stock at prices ranging from $0.77 to $15.00 per share were outstanding at June 30, 2007, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Warrants to purchase 13,278,651 shares of common stock with prices ranging from $1.55 to $2.13 per share outstanding at September 30, 2007, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Additionally, 14,817,751 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices of $1.10 per share outstanding at September 30, 2007 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

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

In addition, in May 2004, two shareholder derivative actions were filed in the Superior Court of Orange County, California and later consolidated.  Shortly thereafter, one additional shareholder derivative action was filed in the United States District Court for the Middle District of Florida, Tampa Division.  These derivative actions were brought by certain shareholders against certain of our present and former officers and directors as well as the company (as a nominal defendant).  The suits alleged that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same facts and circumstances underlying the federal securities class action.  In early April 2006, the company's counsel and the derivative plaintiffs' counsel participate in a mediation conference, which resulted in an agreement-in-principle to settle both derivative actions.  On August 2, 2006, plaintiffs’ counsel in the California derivative action filed a Notice of Settlement in the Superior Court.  On July 13, 2007, the settlement was approved by the court.

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

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI. Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture. During year ended December 31, 2006, the Company recognized revenues of $702 of Liquidmetal alloys sold to SAGA for use in the joint venture. Company anticipates the alloys to be fully utilized by the joint venture prior to the 18 month period. During the nine months ended September 30, 2007, the Company recognized revenues of $103 of Liquidmetal alloys sold to LSI for use in the joint venture.

On July 24, 2007, the Company transferred all the assets of its Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the coatings business. Larry Buffington, the Company’s President and CEO, (who also serves as the President and CEO of LMC) holds 10% ownership interest in LMC. Under the Operating Agreement dated July 24, 2007, upon termination of Mr. Buffington’s employment,  LMC may repurchase Mr. Buffington’s ownership interest, within 6 months of termination , at 20% of the fair market value if termination occurs in the first anniversary of the transfer; 40% of the fair market value if termination occurs in the second anniversary of the transfer; 60% of the fair market value if termination occurs in the third anniversary of the transfer, 80% of the fair market value if termination occurs in the fourth anniversary of the transfer, and 100% of the fair market value if termination occurs after the fifth anniversary of the transfer.

Under a Securities Purchase Agreement, dated July 24, 2007, C3 Capital Partners has the right, beginning on July 24, 2012 (or, if earlier, upon a default by LMC under the Subordinated Notes or Securities Purchase Agreement) to require LMC to purchase the C3 entities’ membership interests in LMC for a purchase price equal to their pro rata portion of the greater of (i) the appraised fair market value of LMC or (ii) six times LMC’s trailing 12-month earnings before interest taxes, depreciation, and amortization, less funded debt (see Note 7).

12.          Related Party Transactions

In June 2003, the Company entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation controlled by Jack Chitayat, a former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2,000.

In December 2006, the Company entered into an amended license agreement with LLPG, which extended the license agreement to fifteen years at reduced royalty rates.  Additionally, the amended license agreement includes a $400 amendment fee to be paid out in quarterly installments in 2007.  The amendment fee will be recognized as revenue when received in 2007. The Company recognized $0 and $25 of revenue as minimum royalty fees under the licensing agreement during the three and nine months ended September 30, 2007, respectively.

In July 2007, Carlyle Liquid, LLC, assumed $2,000 of 8% Convertible Subordinated Notes due January 2010 with related accrued interest and warrants that were previously held by Whitebox Intermarket Partners, LP. Mr. Chitayat is a managing member of Carlyle Liquid, LLC.

The Company has a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the three and nine months ended June 30, 2007 amounted to $30 and $60, respectively. The laboratory expenses incurred by Professor Johnson’s Caltech laboratory during the three and nine months ended September 30, 2006 amounted to $15 and $45, respectively.

Additionally, the Company is a party to a consulting agreement with Mr. Johnson. Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development of Liquidmetal alloys. During 2005, the agreement continued on a month-to-month basis. In April 2006, the Company entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006. During the three and nine months ended September 30, 2007 the Company incurred $15 and $45 in consulting fees from Mr. Johnson, respectively. During the three and nine months ended September 30, 2006, the Company incurred $15 and $45 in consulting fees from Mr. Johnson, respectively.

In November 2004, the Company entered into an agreement with John Kang, our Chairman, President, and Chief Executive Officer, in which Mr. Kang agreed that certain stock transactions by him in 2002 involving our common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”). These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering. They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively). Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of our common stock made by Mr. Kang in August 2002. The Audit Committee of the Company’s Board of Directors conducted an independent inquiry into these transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302. Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2007. As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004. The above-described transactions involving Growell Metal were reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002. As of September 30, 2007, the outstanding amount of the receivable was $178, which is included in prepaid and other current assets.

On June 1, 2007, the Company entered into a transaction with Grace Metal (“GM”), under which (i) GM agreed to purchase from us various equipment (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) we granted GM a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea. GM was formed by an investor group that includes the former founder and director of our Company, James Kang, who is also the brother of John Kang, Chairman of the Board of our Company. Under an equipment purchase agreement between us and GM, GM agreed to buy the purchased equipment for a total purchase price of $2,000, of which $400 were received as of September 30, 2007. The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate our continuing manufacturing needs, and it also provides that we will retain a security interest in the purchased equipment until full payment of the purchase price.

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

The Company purchased production supplies and molds from Grace Metal, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of the Company and the brother of our current Chairman. The Company purchased a total of $167 and $411 for the three and nine months ended September 30, 2007, of which $170 is included in accounts payable and accrued liabilities at September 30, 2007. The Company purchased a total of $466 for the year ended December 31, 2006, of which, $10 is included in accounts payable and accrued liabilities at December 31, 2006. The Company recognized revenue from sales of materials and royalties for a total of $1,279 and $3,199 for the three and nine months ended September 30, 2007, of which $2,086 is included in accounts receivable. Effective October 20, 2006, Mr. Kang began providing services to the Company as a consultant, which will continue thru December 31, 2009. Additionally, for the three and nine months ended September 30, 2007, the Company incurred $50 and $150, respectively, for his services as consultant.

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

Our revenues are derived from three principal operating segments: Liquidmetal alloy industrial coatings, Liquidmetal coatings application, and bulk Liquidmetal alloy products. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. The historical operating information for fiscal year 2001 is based substantially on sales of Liquidmetal alloy coatings. In the second half of 2002, we began producing bulk Liquidmetal alloy components and products for incorporation into our customers’ finished goods. Liquidmetal coatings application is the service provided for applying Liquidmetal products as a protective coating. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods, tooling and prototype parts (including demonstration parts and test samples) for customers with products in development, product licensing and arrangements, and research and development revenue relating primarily to defense and medical applications. We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

On July 24, 2007, we transferred substantially all of the assets of our Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the coatings business.   The transfer included the thermal spray coatings assets and liabilities acquired under a purchase agreement with Foster Wheeler Energy Services in June 2007. We hold a 69.25% ownership interest in LMC. The results of operation of LMC are consolidated and comprise our Liquidmetal alloy industrial coatings segment for financial reporting purposes.

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

The company adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded during the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense of $0.2 and $0.6 million for the three and nine months ended September 30, 2007, respectively, and $0.3 and $0.8 million for the three and nine months ended September 30, 2006, respectively.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

Revenue. Revenue decreased $0.9 million to $7.1 million for the three months ended September 30, 2007 from $8.0 million for the three months ended September 30, 2006.  The decrease consisted of a decrease of $1.8 million of sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased reliance on licensees to manufacture and sell bulk Liquidmetal alloy parts to customers based in South Korea, offset by an increase of $0.9 million from the sales of our coating products as a result of increase in demand from oil drilling applications.

Cost of Sales. Cost of sales decreased to $5.2 million, or 73% of revenue, for the three months ended September 30, 2007 from $6.4 million, or 80% of revenue, for the three months ended September 30, 2006.  The decreases were a result of a change in revenue mix during the three months ended September 30, 2006, primarily from increased royalty revenues.  We also believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $1.9 million, or 26% of revenue, for the three months ended September 30, 2007 from $2.3 million, or 28% of revenue, for the three months ended September 30, 2006. This decrease was primarily a result of decreases in wages and expenses of $0.3 million and a decrease in product warranty expense of $0.1 million.

Research and Development Expenses. Research and development expenses remained at $0.3 million, or 5% of revenue, for the three months ended September 30, 2007 versus $0.3 million or 3% of revenue for the three months ended September 30, 2006. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants. Change in value of warrants decreased to a gain of $0.2 million, or 3% of revenue, for the three months ended September 30, 2007 from a gain of $1.4 million, or 17% of revenue, for the three months ended September 30, 2006. The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our convertible notes funded between 2004 and 2007 resulted in a gain of $0.6 million, or 9% of revenue, during the three months ended September 30, 2007 from a gain of $2.0 million, or 25% of revenue, for the three months ended September 30, 2006, primarily as a result of fluctuations in our stock price.

Interest Expense. Interest expense was $2.0 million, or 28% of revenue, for the three months ended September 30, 2007 and was $2.3 million, or 29% of revenue, for the three months ended September 30, 2006. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, and the Kookmin loan. The decrease was due to decreased debt discount amortization during the three months ended September 30, 2007.

Interest Income. Interest income was $14 thousand for the three months ended September 30, 2007 and was $8 thousand for the three months ended September 30, 2006 from interest earned on cash deposits.

Comparison of the nine months ended September 30, 2007 and 2006

Revenue. Revenue decreased $1.2 million to $20.5 million for the nine months ended September 30, 2007 from $21.7 million for the nine months ended September 30, 2006.  The decrease included $3.8 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased reliance on licensees to manufacture and sell bulk Liquidmetal alloy parts to customers based in South Korea, offset by an increase of $2.6 million from sales of our coating products as a result of increase in demand from oil drilling applications.

Cost of Sales. Cost of sales increased to $19.3 million, or 94% of revenue, for the nine months ended September 30, 2007 from $17.3 million, or 80% of revenue, for the nine months ended September 30, 2006.  The increases were a result of increases in our Liquidmetal coatings business and higher manufacturing costs of new production items in our Liquidmetal bulk alloy business during the first two quarter of 2007.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $6.9 million, or 34% of revenue, for the nine months ended September 30, 2007 from $7.4 million, or 34% of revenue, for the nine months ended September 30, 2006. This increase was primarily a result of decreases in wages and expenses of $0.8 million, decreases in travel expenses of $0.1 million, and decreases in depreciation expenses of $0.1 million, offset by increases in professional and consulting fees of $0.5 million.

Research and Development Expenses. Research and development expenses increased to $0.9 million, or 4% of revenue, for the nine months ended September 30, 2007 from $0.8 million, or 4% of revenue, for the nine months ended September 30, 2006. The increase was primarily due to increase in professional fees. The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishments of Debts. Loss from extinguishments of debt increased to $0.6 million, or 5% of revenue, for the nine months ended September 30, 2007 from $0 for the nine months ended September 30, 2006. The $0.6 million loss was recognized from the extinguishment of certain of our convertible and subordinated notes in January 2007.

Change in Value of Warrants. Change in value of warrants increased to a gain of $4.5 million, or 22% of revenue, during the nine months ended September 30, 2007 from a loss of $1.4 million, or 6% of revenue, during the nine months ended September 30, 2006. The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our convertible notes funded between 2004 and 2007 resulted in gain of $6.1 million, or 30% of revenue, during the nine months ended September 30, 2007 from a loss of $1.9 million, or 9% of revenue, during the nine months ended September 30, 2006 primarily as a result of fluctuation in our stock prices.

Other Income. Other income was $49 thousand for the nine months ended September 30, 2007, primarily from gain recognized from disposal of assets, from $0.6 million, or 4% of revenue, for the nine months ended September 30, 2006 from  $0.1 million gain recognized from disposal of idle equipment and $0.5 million gain recognized from termination of a distribution agreement with a Japanese sporting goods distributor originally entered into in March 1996.

Interest Expense. Interest expense was $7.5 million, or 36% of revenue, for the nine months ended September 30, 2007 and was $7.4 million, or 34% of revenue, for the nine months ended September 30, 2006. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, the Kookmin loan and late registration and late filing fee penalties.

Interest Income. Interest income was $0.1 million for the nine months ended September 30, 2007 and $17 thousand for the nine months ended September 30, 2006, from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used for operating activities was $9.6 million for the nine months ended September 30, 2007 and $5.5 million for the nine months ended September 30, 2006.  Our working capital deficit decreased from $23.2 million at December 31, 2006 to $11.6 million at September 30, 2007.  The Company’s working capital deficit decrease of $11.5 million was primarily attributable to decrease in long-term debt, current portion, of $10.6 million, and decrease in short term debt of $1.7 million, and offset by an increase in long-term debt of consolidated subsidiary of $0.8 million.

Our cash used in investing activities was $1.0 million for the nine months ended September 30, 2007 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $11.4 million for the nine months ended September 30, 2007. We received net $1.8 million in borrowings from factoring agreement executed in April 2005. The proceeds from borrowings have been used to meet working capital requirements. We have $4.1 million available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company.

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

In July 2007, we completed an $11.5 million financing transaction that provided funding to repay senior convertible notes previously issued were scheduled to become due in July and August 2007.  We transferred substantially all of the assets of Liquidmetal Coatings business (the “Division) to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the Division. LMC was capitalized through a $6.5 million subordinated debt and equity investment by C3 Capital Partners and a $5.0 million senior credit facility with Bank Midwest, N.A. The transaction resulted in net cash proceeds of $10.6 million after related debt issuance costs of $0.9 million incurred by LMC and us. We will retain a 69.25% interest in LMC, and the remaining 30.75% of the equity of LMC will be held by C3 Capital Partners, Larry Buffington (who will serve as the President and CEO of LMC), and CRESO Capital Partners (the financial advisor in the transaction).

We anticipate that we will not have sufficient funds to pursue our current operating plan through the fourth quarter of 2007 and we will therefore require additional funding.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, as of September 30, 2007, we had approximately $3.0 million of principal and accrued interest outstanding under the 8% unsecured subordinated notes (“Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Notes.  As a result, we are currently in default with the holders of the Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with the investors holding our Notes.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of September 30, 2007:

	Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term debt (2)	$30,072	$5,524	$18,023	$6,525	$—
Short-term debt (3)	2,034	2,034	—	—	—
Operating leases and rents	1,306	374	798	134	—
Consulting services payable	666	367	299	—	—
Foster Wheeler	450	300	150
Dongyang	12	12	—	—	—
Nichimen	315	315	—	—	—
	$34,855	$8,926	$19,270	$6,659	$—

(1) Contractual cash obligations include Long-Term Debt comprised of $2,758 of Unsecured Subordinated Notes issued in 2006, $16,300 of Convertible Unsecured Notes issued in 2007, $576 of Kookmin Bank Loan, and $3,913 of Bank Midwest term loan, and $6,525 of C3 Capital Partners Subordinated Notes, Short-Term Debt comprised of $946 outstanding advances received under factoring, loan, and security agreement, $1,088 of Bank Midwest revolving loan, and future minimum lease payments under capital and operating leases, and purchase commitments from consultants, payments due from assets purchased from Foster Wheeler thermal spray coatings business, payments due from our discontinued equipment manufacturing business (Dongyang), and minimum payments due under a distribution agreement (Nichimen).

(2) Does not include interest payments of $7,758; and un-amortized cash discount and discounts for conversion feature and warrants of $10,760 of our convertible notes.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy an ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the year ended December 31, 2006, we recognized revenues of $0.7 million of Liquidmetal alloys sold to SAGA for use in the joint venture.  We anticipate the alloys to be fully utilized by the joint venture prior to the 18 month period. During the nine months ended September 30, 2007, we recognized revenues of $0.1 million of Liquidmetal alloys sold to LSI for use in the joint venture.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007, the end of the period covered by this report, our Chief Executive Officer and Vice President of Finance have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended September 30, 2007, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1 –Legal Proceedings

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

In addition, in May 2004, two shareholder derivative actions were filed in the Superior Court of Orange County, California and later consolidated.  Shortly thereafter, one additional shareholder derivative action was filed in the United States District Court for the Middle District of Florida, Tampa Division.  These derivative actions were brought by certain shareholders against certain of our present and former officers and directors as well as the company (as a nominal defendant).  The suits alleged that the defendants breached various fiduciary duties and otherwise violated state law based primarily upon the same facts and circumstances underlying the federal securities class action.  In early April 2006, the company's counsel and the derivative plaintiffs' counsel participate in a mediation conference, which resulted in an agreement-in-principle to settle both derivative actions.  On August 2, 2006, plaintiffs’ counsel in the California derivative action filed a Notice of Settlement in the Superior Court.  On July 13, 2007, the settlement was approved by the court.

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

Item 1A –Risk Factors

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, the following is an additional risk factor that could adversely affect our business, results of operations or financial condition.

We are in default under our 8% unsecured subordinated notes due August 17, 2007.

We have approximately $3.0 million of principal and accrued interest outstanding as of September 30, 2007, under the 8% unsecured subordinated notes (“Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Notes.  As a result, we are currently in default under the Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with the investors holding our Notes.

Item 3 - Defaults Upon Senior Securities

We have approximately $3.0 million of principal and accrued interest outstanding as of September 30, 2007, under the 8% unsecured subordinated notes (“Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Notes.  As a result, we are currently in default under the Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations.  We have not received a formal notice of default and we are currently working to resolve this matter with investors holding our Notes.

Item 5 –Other Information

There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

Item 6 –Exhibits

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

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 14, 2007	/s/ Larry Buffington
Larry Buffington
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/ Won Chung
Won Chung
Vice President of Finance
(Principal Financial and Accounting Officer)