Form 10-K
period 2007-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2008-04-03
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $30,991,876. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $0.85 per share, the closing price of the Common Stock as reported on the OTC Bulletin Board on June 29, 2007, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of June 30, 2007 is deemed to be an affiliate.

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

General Corporate Information

We were originally incorporated in California in 1987, and we reincorporated in Delaware in May 2003.  Our principal executive offices are located at 30452 Esperanza, Rancho Santa Margarita, California 92688. Our telephone number at that address is (949) 635-2100. Previously, our principal executive offices were located in Lake Forest, California. In May 2007, we relocated all corporate and research and development functions into our new facility in Rancho Santa Margarita. Our Internet website address is www.liquidmetal.com and all of our filings with the Securities and Exchange Commission are available free of charge on our website.

Subsidiaries and Other Locations

We currently own and operate a manufacturing facility in Pyongtaek, South Korea, which became operational in the third quarter of 2002.  This Korean subsidiary handles our Bulk Liquidmetal alloy business which includes market opportunities to manufacture and sell components made out our bulk alloys.  We operate a distribution warehouse division in Huntsville, Texas to handle our Liquidmetal alloy industrial coatings which are used primarily as protective coatings for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Lastly, we acquired a coatings application business based in Dothan, Alabama in the second quarter of 2007 which is used to support our industrial coatings business.

Segments

In April 2002, we began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants. Bulk Liquidmetal alloys include market opportunities to manufacture and sell components made out of our bulk alloys. The expenses incurred by the bulk Liquidmetal alloy segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities. Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment. Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment.

Results of segment operations and assets are included in Note 16 to the Consolidated Financial Statements contained in this Form 10-K.

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

Bulk Liquidmetal alloys also permit the creation of composite materials that cannot be created with most non-amorphous metals and alloys. A composite is a material that is made from two or more different types of materials. In general, the ability to create composites is beneficial because constituent materials can be combined with one another to optimize the composite’s performance characteristics for different applications. In other metals and alloys, the high temperatures required for processing could damage some of the composite’s constituent materials and therefore limit their utility. However, the relatively low melting temperatures of bulk Liquidmetal alloys allow mild processing conditions that eliminate or limit damage to the constituent materials when creating composites. In addition to composites, we believe that the processing advantages of Liquidmetal alloys will ultimately allow for a variety of other finished forms, including sheets and extrusions.

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

In order to accelerate the commercialization of Liquidmetal alloys in the jewelry and high-end luxury products market, in June 2003, we entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”).  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.

Medical Devices

We are engaged in product development efforts relating to various medical devices that could be made from Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide a combination of performance and cost benefits that could make them a desirable replacement to incumbent materials, such as stainless steel and titanium, currently used in various medical device applications.  Our ongoing emphasis in 2006 and 2007 has been on surgical instrument applications for Liquidmetal alloys. These include, but are not limited to, specialized blades, orthopedic instruments utilized for implant surgery procedures, dental devices, and general surgery devices. The potential value offered by our alloys is high performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape cast into components, thus reducing costs of secondary processing. The status of most components in the prototyping phase is subject to non-disclosure agreements with our customers.

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

Defense Applications

We are working with the U.S. Department of Defense, as well as a variety of defense-related research and development agencies and large defense contractors, to develop various defense-related applications for Liquidmetal alloys. For example, we are currently developing prototype kinetic energy penetrator rods for use in armor-piercing ammunition systems. Kinetic energy penetrators, or KEPs, are armor piercing munitions that are currently made primarily from depleted uranium (DU) or tungsten heavy alloys (WHA). From inception of our KEP research program in 2002 through 2007, the KEP program as expended approximately $12.4 million to replicate the terminal ballistic performance on depleted uranium in medium caliber ammunition. Latest ballistic tests under the Liquidmetal KEP program have demonstrated that tungsten KEPs perform significantly better compared to currently used WHA.

We also continue to work with a number of defense-related research and development agencies and large defense companies to identify additional military applications that may benefit from using Liquidmetal alloys. We believe that our alloys can present opportunities that we can capitalize on the trend toward lighter but stronger weapon systems in the U.S. military, and our strategy is to align ourselves with the largest and most significant players in this industry.  Product development programs for defense applications are currently underway with several leading defense contractors, including Alliant Techsystems, General Dynamics, and Lockheed Martin Missiles and Fire Control.

Going Concern /Liquidity

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2007, 2006, and 2005 was $5.6 million, $14.5 million, and $7.1 million, respectively.  In the audit report on our financial statements for our fiscal years ended December 31, 2007 and 2006, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.  On February 22, 2008, we received $1.7 million distribution from our majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) from which it issued and sold $2.5 million in preferred membership units to two existing holders of LMC common membership units.  The preferred units issued by LMC have an accruing priority return of 14% per year and are redeemable by the preferred holders on the fourth anniversary of the issue date.

We anticipate that the $1.7 million distribution received will be sufficient to pursue our current operating plan only through the second quarter of 2008, and we will therefore require additional funding at or prior to that time.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Additionally, we have approximately $3.0 million of principal and accrued interest outstanding as of December 31, 2007, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  Subsequent to December 31, 2007 and as of the filing of this report, we repaid $1.9 million of principal and accrued interest due under the Bridge Notes and have approximately $1.1 million of principal and accrued interest outstanding.  We intend to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with the investors holding our Bridge Notes.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are not in compliance with this covenant and are subject to default under the January 2010 Notes.  Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default under this covenant and we are currently working to resolve this matter.

Liquidmetal Golf

From 1997 until September 2001, we were engaged in the retail marketing and sale of golf clubs through a majority owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001. Although the retail golf club business has been discontinued, Liquidmetal Golf is engaged in the development of golf club components for golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

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

Our Intellectual Property

Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 36 owned or licensed U.S. patents and numerous patent applications relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have purchased patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology acquired from Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys, the composition of our coatings and powders, and the processing of our alloys. The patents relating to our coatings expire on various dates between 2006 and 2022, and the patents relating to our bulk amorphous alloys expire on various dates between 2013 and 2025. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

•              Optimize Existing Alloys and Develop New Compositions. We believe that the primary technology driver of our business will continue to be our proprietary alloy compositions. We plan to continue research and development on new alloy compositions to generate a broader class of amorphous alloys with a wider range of specialized performance characteristics. During 2003 and continuing into 2007, we have successfully expanded our portfolio of bulk amorphous alloys to include additional zirconium-titanium alloys, as well as alloys based on other metals, such as iron, gold, and platinum.  Although these various compositions are at different stages of development and only a few are currently suitable for commercial use, we believe that a larger alloy portfolio will enable us to increase the attractiveness of our alloys as an alternative to incumbent materials and, in certain cases, drive down product costs.  We also believe that our ability to optimize our existing alloy compositions will enable us to better tailor our alloys to our customers’ specific application requirements.

•              Develop New Applications. We will continue research and development of new applications for Liquidmetal alloys. We believe the range of potential applications will broaden by expanding the forms, compositions, and methods of processing of our alloys.

We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. Our internal research and development efforts are conducted by a team of 14 scientists and engineers whom we either employ directly or engage as consultants.  Included among this team are Professor William Johnson, who discovered our initial bulk amorphous alloy at Caltech in 1993.  Professor Johnson was an employee of our company from October 2001 through December 2003 and then became a consultant to our company.  Professor Johnson continues to be a member of our board of directors.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2007, 2006, and 2005, were $1.1 million, $1.0 million, and $1.1 million, respectively.

Manufacturing

We currently own and operate a 166,000 square foot manufacturing facility in Pyongtaek, South Korea, which became operational in the third quarter of 2002.  We opened a 14,400 square foot facility in Weihai, China in August 2004 to facilitate our bulk alloy manufacturing business.  Effective June 1, 2007, we discontinued our operation in Weihai and transferred our manufacturing staff and equipment in Weihai to Grace Metal, a South Korean corporation, as result of a strategy to shift the cost and burden of our manufacturing operations to a third party.  We believe that these facilities will meet our anticipated manufacturing needs for the foreseeable future, although these needs may change depending upon the actual and forecasted orders we receive for our products. We currently intend to develop supplemental research and development, prototyping and manufacturing capabilities elsewhere, including the United States, for purposes of meeting our long-term manufacturing needs and our customers’ requirements.

In June 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer. The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”), under which LSI is currently acting as a contract manufacturer to our company for the purpose of producing prototypes and certain products in Europe.  In June 2007, we entered into a licensing agreement with Grace Metal a 10-year exclusive license to manufacture Liquidmetal alloys for customers whose principal headquarters or major operations are based in South Korea.

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

Customers

During 2007, two customers, Grant Prideco and Grace Metal, accounted for 10% or more of our revenue from continuing operations.  During 2006, one customer, Flextronics Manufacturing LTD, who is a direct supplier to SanDisk, accounted for 10% or more of our revenue from continuing operations. During 2005, one customer, Samsung, accounted for 10% or more of our revenue from continuing operations.  We expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even as our bulk Liquidmetal alloy business grows.

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

Employees

As of December 31, 2007, we had 98 full-time and 78 part-time employees. As of that date, 57 of our Korean operation employees were represented by a labor union. We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2007, 2006, and 2005, was $5.6 million, $14.5 million, and $7.1 million, respectively. We had an accumulated deficit of approximately $154.7 million at December 31, 2007. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued equipment manufacturing and retail golf operations. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

We may require additional funding, which may not be available on favorable terms or at all.

Our future capital requirements will depend on the amount of cash generated by our operations. Our projections of cash flows from operations and, consequently, future cash needs are subject to substantial uncertainty. In addition, in our audit report on our financial statements for our fiscal years ended December 31, 2007 and 2006, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding. On February 22, 2008, we received $1.7 million distribution from our majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) from which it issued and sold $2.5 million in preferred membership units to two existing holders of LMC common membership units. The preferred units issued by LMC have an accruing priority return of 14% per year and are redeemable by the preferred holders on the fourth anniversary of the issue date.

We anticipate that the $1.7 million cash distribution received will be sufficient to pursue our current operating plan only through the second quarter of 2008, and we will therefore require additional funding at or prior to that time. As a result, we are actively seeking additional sources of capital. The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt. Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations. We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations. If we raise additional funds by issuing equity securities, existing stockholders may be diluted. In addition, if shares of our common stock or securities convertible into or exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than the conversion and exercise prices of our currently outstanding convertible notes and warrants, then anti-dilution provisions in such convertible notes and warrants would be triggered, thus possibly causing even greater dilution o our then-existing stockholders if the notes are converted or the warrants are exercised. See “RISK FACTORS— Our convertible notes and warrants contain anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing stockholders.”

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

For the near future, we expect that a significant portion of our revenue will be concentrated in a limited number of customers. For example, for the year ended December 31, 2007, revenues from two customers, Grant Prideco and Grace Metal, represented approximately 22% of total revenues from continuing operations, for the year ended December 31, 2006, revenues from one customer, Flextronics Manufacturing LTD, represented approximately 13% of total revenues from continuing operations, and for the year ended December 31, 2005, revenues from one customer, Samsung, represented approximately 10% of total revenue from continuing operations. Revenues from direct suppliers to SanDisk were approximately 6% and 22% of total revenues for the years ended December 31, 2007 and 2006, respectively. Revenues from direct suppliers to Samsung represented approximately 12%, 15%, and 14% of total revenues from continuing operations for the years ended December 31, 2007, 2006, and 2005, respectively. A reduction, delay, or cancellation of orders from one or more of these customers or the loss of one or more customer relationships could significantly reduce our revenue. Unless we establish long-term sales arrangements with these customers, they will have the ability to reduce or discontinue their purchases of our products on short notice.

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

Our business is based upon the commercialization of a new and unique materials technology. Our future growth and success will depend in part on our ability to retain key members of our management and scientific staff, who are familiar with this technology and the potential applications and markets for it. For example, as a result of their experience and knowledge of our alloy technology, we believe that our future growth and success will depend in large part on the efforts of Larry Buffington, our President and Chief Executive Officer. We do not have “key man” or similar insurance on any of these individuals. If we lose their services or the services of other key personnel, our financial results or business prospects may be harmed. Additionally, our future growth and success will depend in part on our ability to attract, train, and retain scientific engineering, manufacturing, sales, marketing, and management personnel. We cannot be certain that we will be able to attract and retain the personnel necessary to manage our operations effectively. Competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. Moreover, the employment of non-citizens may be restricted by applicable immigration laws.

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

We have relatively limited experience in manufacturing our products and may be required to manufacture a range of products in high volumes while ensuring high quality and consistency. Although we currently own and operate a 166,000 square feet manufacturing facility in South Korea, we cannot guarantee that the facility will be able to produce the intended products with production yields, quality controls, and production costs that provide us with acceptable margins or profitability or satisfy the requirements of our customers.

We expect to derive a substantial portion of our revenue from sales outside the United States, and problems associated with international business operations could affect our ability to manufacture and sell our products.

We expect that we will continue to manufacture a substantial portion of our initial bulk Liquidmetal alloy products in our South Korean facility and derive a material portion of our revenues from customers in South Korea and revenues from products manufactured by our licensing partner in China. For our fiscal years ended December 31, 2007, 2006, and 2005, approximately 27%, 12%, and 31%, of our revenues came from customers located in South Korea, respectively. As a result, our manufacturing operations and financial results are subject to risks of political instability, including the risk of conflict between North Korea and South Korea and tensions between the United States and North Korea. In addition, we anticipate that the trend of foreign customers accounting for a significant portion of our total revenues may continue. Specifically, we expect to continue to derive a significant amount of revenue from sales to customers located in Asia. A downturn in the economies of Asian countries where our products will be sold, particularly South Korea’s economy, could materially harm our business.

Consequently, our operations and revenue likely will be subject to a number of risks associated with foreign commerce, including:

•                  staffing and managing our manufacturing facility located in South Korea;

•                  product or material transportation delays or disruption, including the availability and costs of air and other transportation between our South Korean facility and the United States;

•                  political and economic instability, including instability involving China and North Korea that may disrupt our operations in South Korea;

•                  potentially adverse tax consequences, which may reduce the profitability of products manufactured overseas or sold to overseas customers;

•                  burden of complying with complex foreign laws and treaties, which could limit our ability to conduct our business as contemplated in South Korea; and

•                  trade protection laws, policies, and measures and other regulatory requirements affecting trade and investment that could adversely affect the profitability of our South Korean Operations, including loss or modification of exemptions for taxes and tariffs.

Moreover, customers may sell finished goods that incorporate our components and products outside of the United States, which exposes us indirectly to additional foreign commerce risks.

A substantial increase in the price or interruption in the supply of raw materials for our alloys could have an adverse effect on our profitability.

Our proprietary alloy compositions are comprised of many elements, all of which are available commodity products. Although we believe that each of these raw materials is currently readily available in sufficient quantities from multiple sources on commercially acceptable terms, if the prices of these materials substantially increase or there is an interruption in the supply of these materials, such increase or interruption could adversely affect our profitability. For example, if the price of one of the elements included in our alloys substantially increases, we may not be able to pass the price increase on to our customers.

Our business is subject to the potential adverse consequences of exchange rate fluctuations.

We expect to conduct business in various foreign currencies and will be exposed to market risk from changes in foreign currency exchange rates and interest rates. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenue derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase further. Moreover, as a result of operating a manufacturing facility in South Korea, a substantial portion of our costs are and will continue to be denominated in the South Korean won. Adverse changes in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. The average foreign exchange rates for the years ended December 31, 2007, 2006, and 2005 were 935, 967, and 1,028 South Korean Won to the U.S. dollar, respectively. The fluctuations in the exchange rates resulted in foreign currency translation gains of $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

As of December 31, 2007, our long-term debt was $20.7 million net of debt discount of $10.5 million, including the current portion of such debt. Our long-term debt (including the current portion) includes the following:

•                  $0.5 million in principal outstanding under our Korean subsidiary’s loan from Kookmin Bank of South Korea;

•                  $17.8 million in principal outstanding under the 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”) issued in our January 3, 2007 private placement, as amended; and

•                  $2.6 million in principal outstanding under the 8% Unsecured Subordinated Notes issued in May 2006, September 2006, and December 2006 private placements.

•                  $3.7 million in principal outstanding under the Bank Midwest term loan issued in July 2007

•                  $6.6 million in principal outstanding under the C3 Capital Partners Subordinated Promissory Notes due July 2012 issued in July 2007

As of December 31, 2007, our short-term debt was $2.2 million. Our short-term debt included the following:

•                  $1.0 million in outstanding advances received under a factoring, loan, and security agreement executed in April 2005, as amended, with a financing company.

•                  $1.2 million in outstanding advances received under a revolving loan from Bank Midwest issued in July 2007.

Under our loan from Kookmin Bank, we are obligated to make equal monthly payments of principal and interest of $0.1 million each through the period ending in February 2008. Subsequent to December 31, 2007 and as of the filing of this report, we repaid $0.3 million of principal and accrued interest due under the Kookmin Note and have approximately $0.2 million of principal and accrued interest outstanding. Under our January 2010 Notes we are required to make cash interest payments to the noteholders of $0.4 million per quarter until such notes are converted or paid.

The $2.7 million in aggregate principal amount under the 8% Unsecured Subordinated Notes became due in August 2007, and $17.8 million in aggregate principal amount under our January 2010 Notes will become due beginning July 31, 2008 through January 3, 2010.

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

In addition, our convertible notes and related documents contain restrictive covenants pursuant to which we generally may not incur any indebtedness that would be senior to, or on the same rank as, the convertible notes with respect to payment or security. These covenants may curtail our ability to raise capital in the future or otherwise restrict our ability to enter into a transaction that we believe would be in the best interest of our stockholders.

We have not fully repaid our 8% unsecured subordinated notes due August 17, 2007.

We have approximately $3.0 million of principal and accrued interest outstanding as of December 31, 2007, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007. Subsequent to December 31, 2007 and as of the filing of this report, we repaid $1.9 million of principal and accrued interest due under the Bridge Notes and have approximately $1.1 million of principal and accrued interest outstanding. We intend to fully repay the amounts due under the Bridge Notes. However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes. As a result, we are currently in default under the Bridge Notes.  Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with the investors holding our Bridge Notes.

Additionally, we were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007. As we have not yet fully repaid our Bridge Notes, we are not in compliance with this covenant and are subject to default under the January 2010 Notes. Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default under this covenant and we are currently working to resolve this matter.

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

The existence of minority stockholders in our Liquidmetal Coatings and Liquidmetal Golf subsidiary creates potential for conflicts of interest.

We directly own 69.25% of outstanding common membership units of Liquidmetal Coatings, LLC, our subsidiary that has exclusive right over industrial coatings market and 79% of the outstanding capital stock of Liquidmetal Golf, our subsidiary that has the exclusive right to commercialize our technology in the golf market. The remaining 30.75% of Liquidmetal Coatings, LLC common membership units are owned by 4 members and the remaining 21% of Liquidmetal Golf stock is owned by approximately 95 stockholders of record. As a result, conflicts of interest may develop between us and the minority members of Liquidmetal Coatings and stockholders of Liquidmetal Golf. To the extent that our officers and directors are also officers or directors of Liquidmetal Coatings and Liquidmetal Golf, matters may arise that place the fiduciary duties of these individuals in conflicting positions. John Kang, our Chairman, is also manager of Liquidmetal Coatings and director of Liquidmetal Golf.

Our stock price has experienced volatility and may continue to experience volatility.

During 2007, the highest bid price for our common stock was $1.63 per share, while the lowest bid price during that period was $0.67 per share. The trading price of our common stock could continue to fluctuate widely due to:

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

The convertible notes and warrants issued in our January 2007 private placement contain “full-ratchet” anti-dilution rights. As a result of these anti-dilution rights, under our January 2010 Notes, if we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted January 2010 Notes will be decreased to equal such lower price. With regard to the warrants issued in connection with the January 2010 Notes, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the conversion price of the January 2010 Notes then in effect, the exercise price of the warrants will be reduced to equal such lower price and the number of shares of our common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustments to the conversion price of the notes and the exercise price of the warrants will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions

In addition to the above-described full-ratchet anti-dilution rights, certain other notes and warrants previously issued by us contain “weighted-average” anti-dilution provisions. As of December 31, 2006, we had warrants to purchase 973,064 shares at an exercise price of $2.58 per share, and warrants to purchase 3,777,714 shares at an exercise price of $2.00 per share, each of which notes and warrants contain weighted-average anti-dilution provisions. Under these provisions, if we issue shares in the future for consideration below the conversion or exercise prices then in effect, then (with certain exceptions, including the issuance of stock options) the conversion price for our convertible notes would automatically be reduced (allowing the holders of the notes to receive additional shares of common stock upon conversion) and the exercise price of the warrants would automatically be reduced (with a corresponding increase in the number of shares issuable pursuant to such warrants).  To illustrate the impact of these weighted-average anti-dilution provisions, because of the issuance of the January 2010 Notes in January 2007 and the reduction of the conversion price of certain previously issued convertible notes in February 2007, the above-described warrants outstanding as of December 31, 2006 have been adjusted to represent warrants to purchase 860,521 shares at an exercise price of $2.07 per share, and warrants to purchase 4,845,600 shares at an exercise price of $1.72 per share as of December 31, 2007. Thus, an aggregate of 955,343 additional shares of our common stock have become issuable pursuant to such previously granted warrants as a result of the operation of these weighted-average anti-dilution provisions.  It is also possible that a future triggering of the full-ratchet anti-dilution rights in our January 2010 Notes could result in a corresponding triggering of the above-described weighted-average anti-dilution provisions in the other notes and warrants.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive offices and principal research and development offices are located in Rancho Santa Margarita, California and consist of approximately 15,000 square feet. This facility is occupied pursuant to a lease agreement that expires in April 20, 2012.

In Kingwood, Texas, we lease an office for our coatings business segment. This facility, which is approximately 432 square feet, is leased through August 1, 2012.

In Huntsville, Texas, we lease a warehouse for our coatings business segment. This facility, which is approximately 4,500 square feet, is leased through August 1, 2012.

In Dothan, Alabama, we lease an application facility for our coatings business segment. This facility, which is approximately 5,000 square fee, is leased through June 30, 2010.

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

Item 4. Submission of Matters to a Vote of Security Holders

The election of our directors was submitted to a vote of stockholders in our 2007 Annual Meeting of Stockholders on November 15, 2007.

Our board of directors is divided into three classes (designated “CLASS I,” “CLASS II,” and “CLASS III”), as nearly equal in number as possible, with each class serving three-year terms expiring at the third annual meeting of stockholders after their elections or until their respective successors have been elected and qualified.

Five directors were nominated and elected on November 15, 2007 as follows:

•                  CLASS I directors whose term is scheduled to expire at the 2009 annual meeting of stockholders or the first annual meeting thereafter: Robert Biehl and John Kang. Mr. Biehl and Mr. Kang received 35,448,832 and 34,691,884 votes for re-election, respectively. Additionally, 1,550,374 and 2,307,322 votes were withheld for Mr. Biehl and Mr. Kang, respectively;

•                  CLASS II directors whose term is scheduled to expire at the 2010 annual meeting of stockholders or the first annual meeting thereafter::  Dean Tanella and CK Cho. Mr. Tanella and Mr. Cho received 34,902,134 and 34,756,195 votes for re-election, respectively. Additionally, 2,097,072 and 2,243,011 votes were withheld for Mr. Tanella and Mr. Cho, respectively; and

•                  CLASS III director whose term is scheduled to expire at the 2008 annual meeting of stockholders or the first annual meeting thereafter: William Johnson. Mr. Johnson received 35,472,532 votes for re-election. Additionally, 1,526,674 votes were withheld for Mr. Johnson.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LQMT.”  On March 17, 2008, the last reported sales price of our common stock was $0.70 per share. As of March 17, 2008, we had 248 record holders of our common stock.

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

2007	High	Low
Fourth Quarter	$0.72	$0.68
Third Quarter	$0.81	$0.76
Second Quarter	$0.86	$0.84
First Quarter	$1.01	$0.96

2006	High	Low
Fourth Quarter	$1.80	$1.42
Third Quarter	$2.01	$1.31
Second Quarter	$2.34	$1.31
First Quarter	$1.75	$0.87

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance future growth.

Item 6. Selected Consolidated Financial Data

The following table shows our selected consolidated financial data as of and for the years ended December 31, 2003 through 2007.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
			(Restated)	(Restated)
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$29,022	$27,669	$16,365	$17,429	$13,658
Cost of sales	26,459	22,418	15,129	12,168	18,162
Gross profit (loss)	2,563	5,251	1,236	5,261	(4,504)

Operating expenses:
Selling, general and administrative expenses	8,921	9,962	8,534	11,591	17,729
Research and development expenses	1,123	950	1,120	1,467	8,780
Impairment of goodwill	—	—	—	—	184
Impairment of long lived assets	—	—	4,487	—	2,684
Total operating expenses	10,044	10,912	14,141	13,058	29,377

Loss before interest, other income, income taxes, minority interest and discontined operations	(7,481)	(5,661)	(12,905)	(7,797)	(33,881)
Loss from extinguishments of debt	(648)	—	(1,247)	(2,941)	—
Change in value of warrants, gain	4,923	279	3,985	747	—
Change in value of conversion feature, gain (loss)	6,965	(226)	9,118	2,093	—
Other income	226	572	—	302	—
Interest expense	(9,364)	(9,509)	(6,021)	(6,577)	(390)
Interest income	123	23	17	37	304
Gain on sale of marketable securities held-for-sale	—	—	—	—	1,178

Loss before income taxes, minority interest and discontinued operations	(5,256)	(14,522)	(7,053)	(14,136)	(32,789)
Income taxes	—	—	—	—	—
Minority interests	(384)	—	—	—	21

Loss from continuing operations	(5,640)	(14,522)	(7,053)	(14,136)	(32,768)
(Loss) income from operations of discontinued operations, net	—	—	—	(749)	(964)
Gain from disposal of discontinued operations, net	—	—	—	—	127

Net loss	$(5,640)	$(14,522)	$(7,053)	$(14,885)	$(33,605)

Loss per share from continuing operations - basic and diluted	$(0.13)	$(0.33)	$(0.17)	$(0.34)	$(0.79)
Loss per share from discontinued operations	$—	—	$—	$(0.02)	$(0.02)
Net loss per share	$(0.13)	$(0.33)	$(0.17)	$(0.36)	$(0.81)

Weighted average common shares - basic and diluted	44,730	43,809	41,833	41,610	41,505

	As of December 31,
	2007	2006	2005	2004	2003
			(Restated)	(Restated)
	(in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,180	$144	$1,392	$742	$3,127
Working capital (deficiency)	(12,359)	(23,157)	(10,993)	(14,910)	(698)
Total assets	22,513	22,244	21,563	28,508	30,852
Long-term debt, including current portion, net of discount	20,680	14,705	6,776	6,628	4,047
Shareholders’ equity (deficiency)	(14,580)	(10,363)	(1,320)	4,191	16,163

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

We maintain certain of our raw material inventories in amounts in excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material. These inventories were classified as long-term inventory as of December 31, 2004.  During 2005, we determined that our projected raw material requirements were not sufficient enough to warrant the use of such raw materials. As a result, we determined that the carrying value of raw materials held by our South Korea subsidiary, Liquidmetal Korea, exceeded its fair value in the amount of $2.7 million during the fiscal year 2005.

Idle equipment consists of certain equipment held by us for use in expansion of bulk alloy parts manufacturing.  Due to excess manufacturing capacity, we classified the equipment as idle equipment as of December 31, 2005 and 2004.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, we do not anticipate utilizing this equipment internally in the near future. As a result, we determined that the carrying value of idle equipment held by its subsidiary, Liquidmetal Technologies Korea, exceeded its fair value in the amount of $1.7 million during the second quarter of fiscal year 2005.

Impairment of Long-Lived Assets consists of a write-down of $2.7 million of raw materials considered to be long term inventory and $1.7 million of idle equipment.  During 2005, while we may use the excess raw materials beyond one year to fulfill future customer order, we determined that our capacity was not significant enough to warrant holding this inventory as a long term asset.  Further, while we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment. In addition, while the equipment may be used internally to meet future capacity requirements, considering the revenues during 2005, we did not anticipate utilizing this equipment internally in the near future.  As such, during 2005 we have reduced the carrying values of the excess raw material and idle equipment.

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

Change in Value of Conversion Feature consists of changes to the fair value of the embedded conversion feature of our senior convertible notes.  The embedded conversion feature has been accounted for as a separate derivative instrument in accordance with SFAS 133 with a change in fair values reported in earnings.  The change in fair values is determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding conversion features.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture. In January 2007 and June 2007, we contributed additional $0.2 million and $0.1 million, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI. Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture. During year ended December 31, 2007 and 2006, the Company recognized revenues of $0.1 million and $0.7 million, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture.

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

Results of Operations

Comparison of the years ended December 31, 2007 and 2006

Revenue. Revenue increased $1.4 million to $29.0 million for the twelve months ended December 31, 2007 from $27.7 million for the twelve months ended December 31, 2006.  The increase included $3.6 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased reliance on licensees to manufacture and sell bulk Liquidmetal alloy parts to customers based in South Korea, offset by an increase of $5.0 million from sales of our coating products as a result of increase in demand from oil drilling applications.

Cost of Sales. Cost of sales increased to $26.5 million, or 91% of revenue, for the twelve months ended December 31, 2007 from $22.4 million, or 81% of revenue, for the twelve months ended December 31, 2006.  The increases were a result of higher manufacturing costs of new production items in our Liquidmetal bulk alloy business during the first three quarters of 2007.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $8.9 million, or 31% of revenue, for the twelve months ended December 31, 2007 from $10.0 million, or 36% of revenue, for the twelve months ended December 31, 2006. This decrease was primarily a result of decreases in wages and expenses of $1.2 million and decreases in travel expenses of $0.2 million, offset by increases in professional and consulting fees of $0.3 million.

Research and Development Expenses. Research and development expenses increased to $1.1 million, or 4% of revenue, for the twelve months ended December 31, 2007 from $1 million, or 3% of revenue, for the twelve months ended December 31, 2006. The increase was primarily due to increase in professional fees. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishments of Debts. Loss from extinguishments of debt increased to $0.6 million, or 2% of revenue, for the twelve months ended December 31, 2007 from $0 for the twelve months ended December 31, 2006. The $0.6 million loss was recognized from the extinguishment of certain of our convertible and subordinated notes in 2007.

Change in Value of Warrants. Change in value of warrants increased to a gain of $4.9 million, or 17% of revenue, during the twelve months ended December 31, 2007 from a gain of $0.3 million, or 1% of revenue, during the twelve months ended December 31, 2006. The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our convertible notes funded between 2004 and 2007 resulted in gain of $7.0 million, or 24% of revenue, during the twelve months ended December 31, 2007 from a loss of $0.2 million, or 1% of revenue, during the twelve months ended December 31, 2006 primarily as a result of fluctuation in our stock prices.

Other Income. Other income was $0.2 million, or 1% of revenue, for the twelve months ended December 31, 2007, primarily from gain recognized from sale of equipment. Other income for the twelve months ended December 31, 2006 was $0.6 million, or 2% of revenue, as result of $0.1 million gain recognized from disposal of idle equipment and $0.5 million gain recognized from termination of a distribution agreement with a Japanese sporting goods distributor originally entered into in March 1996.

Interest Expense. Interest expense was $9.4 million, or 32% of revenue, for the twelve months ended December 31, 2007 and was $9.5 million, or 34% of revenue, for the twelve months ended December 31, 2006. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, the Kookmin loan and late registration and late filing fee penalties.

Interest Income. Interest income was $0.1 million for the twelve months ended December 31, 2007 and $23 thousand for the twelve months ended December 31, 2006, from interest earned on cash deposits.

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

Cost of Sales. Cost of sales increased to $22.4 million, or 81% of revenue, during the twelve months ended December 31, 2006 from $15.1 million, or 92% of revenue, in the twelve months ended December 31, 2005. The increase was a result of increases in bulk Liquidmetal alloy business and coatings business.  Cost of sales as a percentage of revenue has decreased as a result of continued maturing of our manufacturing process, which represents our company’s efforts to manage costs and focus on our core business, and an increase in revenues generated from our higher margin coatings products.  We believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $10.0 million, or 36% of revenue, in the twelve months ended December 31, 2006 from $8.5 million, or 52% of revenue, in the twelve months ended December 31, 2005.  This increase was primarily a result of increase in wages and expenses of $1.4 million, increase in professional and contracted services of $0.4 million, increase in travel expenses of $0.3 million, and increase in advertising and promotions expense of $0.2 million, offset by a decrease in insurance expense of $0.7 million and decrease in rent expense of $0.1 million.  The decrease in selling, general and administrative expenses as a percentage of revenue represent our company’s efforts to manage costs and focus on our core business while continuing to build our corporate infrastructure required to prepare for and support the anticipated growth of our bulk Liquidmetal alloy business.

Research and Development Expenses. Research and development expenses decreases to $1.0 million, or 3% of revenue, in the twelve months ended December 31, 2006 from $1.1 million, or 7% of revenue, in the twelve months ended December 31, 2005.  The decrease was a result of our company focusing primarily on our core business associated with our bulk Liquidmetal alloy business while managing our costs.  Our company continues to perform research and development efforts on new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants and provide research grants to various institutions to advance the development of Liquidmetal alloys.

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

Interest Expense. Interest expense was $9.5 million, or 34% of revenue, in the twelve months ended December 31, 2006 and was $6.0 million, or 37% of revenue, in the twelve months ended December 31, 2005.  Interest expense consists primarily of interest accrued on the Kookmin Bank loan funded in 2003, convertible debt funded in 2004 and 2005, subordinated notes funded in 2006, fees charged from short-term borrowings under the 2005 factoring, loan, and security agreement, as well as amortization of debt issuance costs and discount on the convertible debt.  The increase in interest expense was primarily due to costs accrued for late registration penalties of $1.6 million, higher debt balances and increased debt discount amortization during the twelve months ended December 31, 2006.

Interest Income.  Interest income was $23 thousand and $17 thousand for the twelve months ended December 31, 2006 and 2005, respectively, from interest earned on cash deposits.

QUARTERLY RESULTS

The following information presents our unaudited quarterly operating results for 2007 and 2006. The data has been prepared by Liquidmetal Technologies, Inc. on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form
10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof. These operating results are not necessarily indicative of our future performance.

	For the Three Months Ended
Consolidated Statements of Operations Data:	12/31/07	09/30/07	06/30/07	03/31/07
	(In thousands, except per share data)
	(Unaudited)
Revenue	$8,518	$7,106	$8,331	$5,067
Cost of sales	7,138	5,194	7,686	6,441
Gross profit (loss)	1,380	1,912	645	(1,374)

Operating expenses
Selling, general, and administrative	2,041	1,853	2,495	2,532
Research and development	236	331	293	263
Total operating expenses	2,277	2,184	2,788	2,795
Loss from operations	(897)	(272)	(2,143)	(4,169)

Loss from extinguishments of debt	—	—	—	(648)
Change in value of warrants, gain	447	220	564	3,692
Change in value of conversion feature, gain	828	625	1,168	4,344
Other income	177	—	49	—
Interest expense	(1,910)	(1,991)	(2,700)	(2,763)
Interest income	2	14	46	61

(Loss) income before minority interests	(1,353)	(1,404)	(3,016)	517

Minority interests	(318)	(66)	—	—

(Loss) income from operations before income taxes	(1,671)	(1,470)	(3,016)	517
Income taxes	—	—	—	—

Net (loss) income	(1,671)	(1,470)	(3,016)	517

Net (loss) income per share from continuing operations - basic and diluted	$(0.04)	$(0.03)	$(0.07)	$0.01

Weighted average common shares used to compute loss per share from continuing operations - basic and diluted	44,711	44,652	44,632	44,925

	For the Three Months Ended
Consolidated Statements of Operations Data:	12/31/06	09/30/06	06/30/06	03/31/06
				(Restated)
	(In thousands, except per share data)
	(Unaudited)
Revenue	$5,984	$8,040	$7,090	$6,555
Cost of sales	5,081	6,449	5,564	5,324
Gross profit	903	1,591	1,526	1,231

Operating expenses
Selling, general, and administrative	2,599	2,290	2,368	2,705
Research and development	197	269	281	203
Total operating expenses	2,796	2,559	2,649	2,908
Loss from operations	(1,893)	(968)	(1,123)	(1,677)

Loss from extinguishments of debt	—	—	—	—
Change in value of warrants, gain (loss)	1,633	1,361	(1,426)	(1,289)
Change in value of conversion feature, gain (loss)	1,707	1,987	(2,137)	(1,783)
Other income	—	—	92	480
Interest expense	(2,148)	(2,302)	(3,277)	(1,782)
Interest income	6	8	7	2

Income (loss) from operations before income taxes and discontinued operations	(695)	86	(7,864)	(6,049)
Income taxes	—	—	—	—

Net income (loss)	(695)	86	(7,864)	(6,049)

Net income (loss) per share from continuing operations - basic and diluted	$(0.02)	$0.00	$(0.18)	$(0.14)

Weighted average common shares used to compute loss per share from continuing operations - basic and diluted	44,245	44,100	44,075	42,817

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations through the sale of equity securities in private placements and our initial public offering, the sale of convertible notes and warrants in private placements, debt financing, and cash generated from operations.

Our cash used for operating activities was $10.2 million and $5.3 million for the years ended December 31, 2007 and 2006, respectively.  Our working capital deficit decreased from $23.2 million at December 31, 2006 to $12.3 million at December 31, 2007.  Our working capital deficit decrease of $10.9 million was primarily attributable to increase in cash and cash equivalent of $1.0 million, increase in trade accounts receivables of $1.2 million, decrease in accounts payable and accrued expenses of $1.7 million, decrease in short term debt of $0.5 million, decrease in current portion of long term debt of $8.4 million, offset by decrease in inventories of $1.5 million, increase in warrant liabilities of $0.2 million, and increase in conversion feature liabilities of $0.2 million.

Our cash used in investing activities was $1.2 million for the year ended December 31, 2007 primarily for purchase of property and equipment.

Our cash provided by financing activities was $12.7 million for the year ended December 31, 2007.  We received net $1.4 million in borrowings from factoring agreement executed in April 2005. The proceeds from borrowings have been used to meet working capital requirements.   We have $4.0 million available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company.  As of December 31, 2007, we had cash of $1.2 million.

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

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2007 and 2006 was $5.6 million and $14.5 million, respectively.  In the audit report on our financial statements for our fiscal years ended December 31, 2007 and 2006, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.  On February 22, 2008, we received $1.7 million distribution from our majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) from which it issued and sold $2.5 million in preferred membership units to two existing holders of LMC common membership units.  The preferred units issued by LMC have an accruing priority return of 14% per year and are redeemable by the preferred holders on the fourth anniversary of the issue date.

We anticipate that the $1.7 million distribution received will be sufficient to pursue our current operating plan only through the second quarter of 2008, and we will therefore require additional funding at or prior to that time.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Additionally, we have approximately $3.0 million of principal and accrued interest outstanding as of December 31, 2007, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  Subsequent to December 31, 2007 and as of the filing of this report, we repaid $1.9 million of principal and accrued interest due under the Bridge Notes and have approximately $1.1 million of principal and accrued interest outstanding.  We intend to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with the investors holding our Bridge Notes.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are not in compliance with this covenant and are subject to default under the January 2010 Notes.  Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default under this covenant and we are currently working to resolve this matter.

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

Private Placements of Convertible Notes and Bridge Notes

The following private placement of convertible notes and bridge notes are outstanding as of December 31, 2007.

On May 17, 2006, September 21, 2006, and December 1, 2006, we completed a private placement of 8% Unsecured Subordinated Notes in the aggregate principal amount of $4.6 million (the “Bridge Notes”), together with warrants to purchase up to an aggregate of 973,064 shares of our common stock.  The Bridge Notes were unsecured and were scheduled to become due on the earlier of August 17, 2007 or the consummation of a follow-on equity or debt offering pursuant to which we receive gross proceeds of at least $6.0 million, but in no event will the Bridge Notes become due any earlier than the payment in full of the previously issued promissory notes, including 7% Senior Secured Notes Due August 2007 (the “August 2007 Notes”) and 6% Senior Secured Notes Due July 2007 (the “July 2007 Notes”).  As a part of the private placement of the Bridge Notes, we issued warrants to the purchasers of the Bridge Notes giving them the right to purchase up to an aggregate of 890,990 shares of our common stock, and warrants to purchase 82,074 shares of our common stock were issued to the placement agent in the transaction. The warrants have an exercise price of $2.58 per share and will expire on May 17, 2011.

On January 3, 2007, we completed a private placement of new 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”).  As a result of an April 2007 amendment to this transaction, we ultimately issued $16.3 million in principal amount of January 2010 Notes, which supersedes the aggregate note amount indicated in our prior announcements regarding the private placement.  Under the amended transaction, the January 2010 Notes were issued for aggregate cash in the amount of $12.9 million and in payment of a total of $3.4 million in principal and accrued but unpaid interest under the August 2007 Notes and Bridge Notes.  The January 2010 Notes have a maturity date of January 3, 2010.

The January 2010 Notes were issued pursuant to a Securities Purchase Agreement, dated January 3, 2007, between our company and the purchasers of the January 2010 Notes (the “January Purchase Agreement”).  Under the terms of the original January Purchase Agreement, we agreed to repay or otherwise satisfy, within 5 days after the closing of the private placement, approximately $15.5 million of our outstanding debt under previously issued promissory notes, including the August 2007 Notes, 10% Subordinated Promissory Note due October 2006 (the “October 2006 Note”), and Bridge Notes (the “Debt Satisfaction Covenant”).  We originally agreed to this covenant based on assurances that a substantial number of holders of the August 2007 Notes would elect to convert their August 2007 Notes at a reduced conversion price following the private placement under a note conversion agreement proposed by us, but most of such holders ultimately elected not to proceed with such conversion.  Accordingly, in an effort to preserve funds, we have not yet repaid the indebtedness as required by the original January Purchase Agreement, and in April 2007, we entered into an amendment to the January Purchase Agreement providing that we will have until October 1, 2007 (or such earlier date on which the indebtedness to be repaid is due) to comply with the Debt Satisfaction Covenant.  In addition, the April 2007 amendment provides that the purchasers of the January 2010 Notes have the right to require us to redeem such notes prior to maturity in the event that we sell our Liquidmetal Coatings business unit, sell our manufacturing facility in South Korea, and/or engage in any debt or equity financing, provided that the foregoing transactions result in aggregate cumulative proceeds of $25,000, and it also provides that we will be obligated to grant to the purchasers of such notes a par passu security interest in any collateral (if any) that is used to secure our next private placement of convertible notes.  As required by the January Purchase Agreement, the April 2007 amendment was executed by the holders of more than fifty percent (50%) of the outstanding principal amount of the Notes.

The January 2010 Notes, as amended by the April 2007 amendment, are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $1.10 per share (compared to an original conversion price of $1.55 per share), subject to adjustment for anti-dilution. The January 2010 Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in the form of additional January 2010 Notes (in which case the interest rate will be 10% per annum). Our ability to pay interest with additional January 2010 Notes is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. From and after an event of default under the January 2010 Notes and for so long as the event of default is continuing, the January 2010 Notes will bear default interest at a rate of 12% per annum (or 15% per annum if we elect to pay interest with additional January 2010 Notes).

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

As a part of the January 2007 private placement, we issued warrants to the purchasers of the January 2010 Notes giving them the right following the April 2007 amendment to purchase up to an aggregate of 7,408,881 shares of our common stock at an exercise price of $1.55 per share. In connection with the private placement, we also issued to the placement agent for the transaction warrants to purchase an aggregate of 248,710 shares of our common stock at an exercise price of $1.55 per share.  All of the warrants (including the warrants granted to the placement agent in the transaction) are immediately exercisable and will expire in January 2012.

In connection with the January 2007 private placement, we entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which we are required, on or before 45 days after the closing of the private placement, to use our commercially reasonable efforts to file a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the January 2010 Notes and warrants and to use our commercially reasonable efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review).  We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. In the event that we are unable to include in the registration statement all shares of our common stock issuable pursuant to the January 2010 Notes and warrants, then we will be required to file up to two additional registration statements to register the resale of any shares excluded from the originally filed registration statement and to pay the foregoing monetary penalties on the January 2010 Notes convertible into the excluded shares until the resale of such excluded shares is covered by an effective registration statement or until such shares can be sold under SEC Rule 144.  As of December 31, 2007, an aggregate of $0.7 million in monetary penalties under the Registration Rights Agreement had already been paid to investors, while an additional $0.2 million in such penalties were accrued but unpaid.

On October 1, 2007, the Company issued $1.0 million of additional January 2010 Notes for accrued interest and late registration fees.

On December 28, 2007, the Company issued $1.0 million of January 2010 Notes, together with warrants to purchase up to an aggregate of 681,818 and 200,000 of the Company’s common stock to purchasers of the notes and placement agents.  The warrants will expire on December 28, 2012 and are exercisable at $1.55 per share.

As of December 31, 2007, $17.8 million in aggregate principal amount of January 2010 Notes were still outstanding with accrued but unpaid interest and late registration fees in the amount of approximately $0.6 million, and $2.8 million in aggregate principal amount of Bridge Notes were also outstanding with accrued but unpaid interest in the amount of approximately $0.3 million.

Loan from Kookmin Bank

Our Liquidmetal Korea Co., Ltd. subsidiary has an outstanding loan from Kookmin Bank in the Republic of Korea.  As of December 31, 2007, the outstanding balance under this loan was $0.5 million.  The loan is payable in monthly installments of $0.11 million per month through February 2008.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the years ended December 31, 2007 and 2006, we recognized revenues of $0.1 million and $0.7 million, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture.  We anticipate the alloys to be fully utilized by the joint venture prior to the 18 month period.

CONTRACTUAL OBLIGATIONS

The following table summarizes our company’s obligations and commitments as of December 31, 2007:

	Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$20,906	$6,075	$14,831	$—	$—
Long-term debt of consolidated subsidiary (2)	10,245	$854	$9,391	$—	$—
Short-term debt (3)	1,008	1,008	—	—	—
Short-term debt of consolidated subisidiary (3)	1,174	1,174	—	—	—
Operating leases and rents	1,048	269	692	87	—
Consulting services payable	240	204	36	—	—
Foster Wheeler	—
Dongyang	12	12	—	—	—
Nichimen	315	315	—	—	—
	$34,948	$9,911	$24,950	$87	$—

(1) Contractual cash obligations include Long-Term Debt comprised of $2,658 of Unsecured Subordinated Notes issued in 2006, $17,797 of Convertible Unsecured Notes issued in 2007, $451 of Kookmin Bank Loan, and $3,688 of Bank Midwest term loan, and $6,557 of C3 Capital Partners Subordinated Notes, Short-Term Debt comprised of $1,008 outstanding advances received under factoring, loan, and security agreement, $1,174 of Bank Midwest revolving loan, and future minimum lease payments under capital and operating leases, and purchase commitments from consultants, payments due from assets purchased from Foster Wheeler thermal spray coatings business, payments due from our discontinued equipment manufacturing business, and minimum payments due under a distribution agreement.

(2) Does not include interest payments of $7,397; and un-amortized cash discount and discounts for conversion feature and warrants of $10,471 of our convertible notes.

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

•

We account for the warrants and the embedded conversion feature of our senior convertible notes as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Fair values of warrants and embedded conversion features are measured at each period end using Black-Scholes pricing models and changes in fair value during the period are reported in our earnings

•

We adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. We adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded starting with the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense of $0.6 million and $1.1 million for the years ended December 31, 2007 and 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159),” which permits entities to choose to measure many financial instruments and certain other items at fair value. The effective date of SFAS 159 will be the first quarter of 2008.  We are currently evaluating the provisions of SFAS 159 and do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends the requirements for accounting for business combinations.  SFAS 141R will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our financial statements.

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

Foreign Exchange Rates. As a result of our manufacturing presence in South Korea, a substantial portion of our costs will be denominated in South Korean won. Consequently, fluctuations in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. Although we do not currently enter into foreign exchange hedge transactions, we may do so in the future as our business grows. Fluctuations in exchange rates resulted in foreign currency translation gains of $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. Management has not identified any material weaknesses in the company’s internal control over financial reporting as of December 31, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Liquidmetal Technologies Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Liquidmetal Technologies Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liquidmetal Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 28, 2008 expresses an unqualified opinion on those financial statements and includes explanatory paragraphs referring to the Company’s ability to continue as a going concern.

/s/ Choi, Kim & Park LLP

Los Angeles, California
Certified Public Accountants

March 28, 2008

Item 9B. Other Information

On October 31 2007, we reduced the exercise price of previously issued warrants to purchase our common stock to $1.75 and increased the outstanding warrants with certain holders of the 8% unsecured subordinated notes Due August 2007 (the “August 2007 Subordinated Notes”) by 30% for an extension of the maturity of the August 2007 Subordinated Notes.   The August 2007 Subordinated Notes became due August 17, 2007 and were issued a private placement in May 2006.

On December 1, 2007, we issued $1.0 million of 8% Convertible Subordinated Notes Due January 2010 (the “January 2010 Notes”) as payment for accrued interest and late registration fees due under the notes.  The January 2010 Notes were issued pursuant to a Securities Purchase Agreement, as amended in April 2007, between our company and the purchasers of the January 2010 Notes (the “Purchase Agreement”) and are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $1.10 per share.  The January 2010 Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in the form of additional January 2010 Notes (in which case the interest rate will be 10% per annum). Our ability to pay interest with additional January 2010 Notes is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. The January 2010 Notes are unsecured and are subordinate to our July 2007 Notes and to certain secured financing from commercial lenders incurred by us in the future.

On December 28, 2007, we issued $1.0 million of January 2010 Notes, together with warrants to purchase up to an aggregate of 681,818 and 200,000 of the Company’s common stock to purchasers of the notes and placement agents.  The warrants will expire on December 28, 2012 and are exercisable at $1.55 per share.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is a table identifying our directors and executive officers as of March 17, 2008:

Name	Age	Position

Larry Buffington	60	President and Chief Executive Officer

Gerald Morrow	57	Chief Financial Officer

John Kang	44	Chairman of the Board

Dean Tanella	46	Director

William Johnson, Ph.D.	57	Director

Robert Biehl	65	Director

CK Cho	51	Director

Patrick Caruana	67	Director

Larry Buffington was elected by our Board of Directors to serve as the President and Chief Executive Officer in October 2006.  Mr. Buffington has been serving as full-time consultant to the Company since July 2006.  He is also the president of Buffington Consulting, a consulting firm that Mr. Buffington started in 1997 focusing on the assessment and turnaround of manufacturing operations.  Prior to starting Buffington Consulting, Mr. Buffington was the General Manager of the Communications Products Business Unit of Augat, Inc., a public company with worldwide manufacturing operations in communication, automotive and electronic products.  Mr. Buffington received a bachelor’s degree in Industrial Engineering from Pennsylvania State University in 1969.

Gerald Morrow was elected by our Board of Directors to serve as the Chief Financial Officer in January 2008.  Mr. Morrow most recently served as Vice President of Finance at Performance Team Freight Systems, Inc., a nationwide third party logistics company.  He served in this capacity from 2000 until 2007, where he oversaw all finance, budgeting and human resource responsibilities.  From 1999 to 2000, Mr. Morrow was the Controller for Ace Clearwater Enterprises, a privately held aerospace manufacturing company.  From 1996 to 1998, he was the Controller of Gerald Metals, Inc.’s PGP Industries, a precious metals trading and refining company.  From 1993 to 1995, Mr. Morrow served as the Division Controller of the Vertical Products Division of Goulds Pumps, Incorporated, which manufactured vertical turbine pumps.  From 1987 through 1993, Mr. Morrow served as Controller of Dun & Bradstreet Corporation’s Donnelly Information Publishing.  Mr. Morrow received a B.S. in Business Administration from the California State University at Long Beach in 1975.

John Kang was re-elected as Chairman of our Board of Directors in November 2007.   Mr. Kang has served as a director of our company since 1994.  From December 1994 to June 2001, he served as Chairman of our Board of Directors in various capacities.  From June 2001 until December 30, 2005, Mr. Kang had served variously as our Chief Executive Officer and President.  From July 1996 to September 2000, Mr. Kang served variously as Chief Executive Officer, President, and a director of Medical Manager Corporation, a public company traded on the Nasdaq National Market until its sale in September 2000 to WebMD Corporation. From 1988 to 1995, he was Chairman of the board of directors of Clayton Group, Inc., a private company engaged in the distribution of waterworks equipment.  Mr. Kang received a B.A. degree in Economics from Harvard College in 1985. On December 15, 2005, an indictment naming as defendants ten former officers and directs of Medical Manager Corporation, including Mr. Kang, was filed in the United States District Court for the District of South Carolina (Beaufort Division). The indictment includes counts for conspiracy, conspiracy to launder money instruments, and money laundering relating to a series of acquisitions that were made by Medical Manager during the years the years 1996 through 2003, the accounting practices of Medical Manager during that time frame, and the filing of various financial statements during that time frame.  The indictment is unrelated to Mr. Kang’s service as a director and officer of our company.  Mr. Kang resigned as our President and Chief Executive Officer on December 30, 2005, although he continues to serves as Chairman of the Board of our company and continues to work for our company on a full-time basis.

Dean Tanella was re-elected as a director in November 2007. Mr. Tanella has served as a director of our company since 2004.  Mr. Tanella is a 20-year veteran of the institutional investment business and has worked for such leading firms as Raymond James & Associates, CS First Boston Corp., Adams Harkness & Hill, Drexel Burnham Lanbert, Inc., Kidder Peabody & Co. and

the Vanguard Group.  Since 1999, Mr. Tanella has served as President of Safe Harbor Capital, LLC and, since 2003, as President of HarborLight Capital, LLC, both of which are private investment firms.  Mr. Tanella received his bachelors degree from Princeton University and his MBA from the Harvard Graduate School of Business Administration.  In December 2004, Mr. Tanella was also named Executive Vice President – Capital Markets Group and a member of the Board of Directors at GunnAllen Financial Inc., a leading independent brokerage firm headquartered in Tampa, Florida.

William Johnson, Ph.D., was re-elected as a director in November 2007. Mr. Johnson has served as a director of our company since June 2000.  From October 2001 to September 2003, he was employed as our executive Vice Chairman of Technology.  Since 1997, Professor Johnson has been the Mettler Professor of Engineering and Applied Physics at Caltech.  He held a Visiting Professor appointment at the Metal Physics Institute in Gottingen, Germany (1983) and received a Von Humbolt Distinguished Scientist Fellowship in Gottingen (1988).  He is the 1995 recipient of the TMS/AIME Hume Rothery Award for his experimental work.  He received a B.A. degree in Physics from Hamilton College and a Ph.D. degree in Applied Physics from Caltech.  He spent two years at IBM’s Research Center (1975-1977).  At Caltech, Professor Johnson directed the research that led to the discovery of our bulk Liquidmetal alloy.  Professor Johnson is currently a consultant to the Company.

Robert Biehl was re-elected as a director in November 2007. Mr. Biehl has served as a director since 2005.  Mr. Biehl founded the Masterplanning Group International and as President, personally consulted over 400 clients and mentored over 2,500 executives and world leaders.  Prior to starting Masterplanning Group, Mr. Biehl was an executive staff of World Vision International where he designed and developed the Love Loaf Program, which has raised millions of dollars worldwide.  He has also published many books in the area of personal and organizational development.  Mr. Biehl received his B.A. degree in Psychology and a Masters Degree in Counseling from Michigan State University.

CK Cho was re-elected as a director in November 2007. Mr. Cho has served as a director since 2005.  Mr. Cho has over 18 years of experience with Samsung Electronics and managed over $700 million annual procurement budget responsible for semi-conductor and telecommunication equipment and other electronic components.  He also served as CEO and President of Winvest Venture Partners Inc. and is currently serving as President and CEO of ATIC, an IT Venture Capital Company based in Korea.  Mr. Cho received his bachelor’s degree majoring in Business Administration and Material Sciences from the Korea University of Seoul.

Patrick Caruana was re-elected as a director in November 2007.  Mr. Caruana served as a director since 2006.  Mr. Caruana is a retired United States Air Force General and a recently retired vice president for Northrop Grumman Space Technology.  From 2002 through February 2005, he had served as Vice President of Northrop Grumman Space Technology and was the Corporate lead for Missile and Defense business development in the Asia market.  Mr. Caruana served as Vice President and Program Manager for TRW Space & Electronics from August 1999 until the Company was acquired by Northrup Grumman in 2002.  Prior to joining TRW, Mr. Caruana served 36 years in the U.S. Air Force, retiring the grade of Lieutenant General.  Mr. Caruana is a graduate of the U.S. Air Force Academy, where he earned a bachelor’s degree in engineering.  In 1972, Mr. Caruana received a Master of Science degree in Mathematics from Texas A&M University.

Change in Principal Financial Officer

On January 13, 2008 Won Chung ceased to be our company’s principal financial and accounting officer upon appointment of Gerald Morrow as our Chief Financial Officer by our Board of Directors.  Mr. Chung was previously elected to serve as our principal financial and accounting officer on May 1, 2007 by our Board of Directors.  Mr. Chung continues to serve as Vice President of Finance of our company.  Additional information regarding Mr. Morrow is set forth above in this Item 10.

BOARD OF DIRECTORS

Terms of Directors

Our board of directors is divided into three classes (designated “CLASS I,” “CLASS II,” and “CLASS III”), as nearly equal in number as possible, with each class serving three-year terms expiring at the third annual meeting of stockholders after their elections or until their respective successors have been elected and qualified.  CLASS I currently consist of the following directors whose term is scheduled to expire at the 2009 annual meeting of stockholders or the first annual meeting thereafter: Robert Biehl and John Kang.  CLASS II currently consists of the following directors whose term is scheduled to expire at the 2010 annual meeting of stockholders:  Dean Tanella and CK Cho.  CLASS III currently consists of the following directors whose term will expire at the 2008 annual meeting of stockholders:  William Johnson and Patrick Caruana.

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

Limitation of Liability and Indemnification of Officers and Directors

Our by-laws provide that our directors, officers and employees shall be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended, against all expense, liability and loss reasonably incurred or suffered by them in connection with their service for or on behalf of us.  In addition, we have entered into separate indemnification agreements with our directors and executive officers. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. These indemnification agreements may require us to indemnify our directors and executive officers for related expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement that were actually and reasonably incurred or suffered by a director or executive officer in an action or proceeding arising out of his or her service as one of our directors or executive officers.  In order to cover the foregoing potential expenses and liability, we have obtained insurance that insures our directors and officers against specified losses.

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

•                  provide our executive officers with both cash and equity incentives to further the interests of us and our stockholders; and

•                  provide employees with long-term incentives so we can retain them and provide stability during our growth stage

Generally, the compensation of our executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the compensation committee reviewed the individual contributions of the particular executive. The management incentive program for 2007 is a discretionary award determined by the compensation committee based on company performance. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time.

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

For the year ended December 31, 2007, John Kang, our chairman of the board is eligible to receive cash awards under the 2007 management incentive program based on revenue and profit growth.  The awards are subject to final approval by the compensation committee based on overall performance of the company.   There were no such awards declared or paid to our named executive officers during 2007.

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

For our named executive officers, our stock option program is based on grants that are individually negotiated in connection with employment agreements and other grants to our executives. We have traditionally used stock options as its form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of FAS 123(R), resulted in less compensation expense for us relative to other types of equity awards. During 2007, all grants of stock options to our employees were granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. For a discussion of the determination of the fair market value of these grants, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”.

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

(2) The Board of Directors may, at its discretion, amend vesting rights including additional grant additional shares in case of mergers or reorganizations for anti-dilution purposes.

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

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the company during the year ended December 31, 2007: (i) Larry Buffington, our president and chief executive officer; (ii) Won Chung, our former principal financial officer; and (iii) John Kang, our chairman of the board, which persons are our principal executive officer, principal financial officer, and our most highly compensated executive whose total compensation exceeded $200,000 other than our principal executive officer, who were serving as executive officers at December 31, 2007.  These persons are hereafter referred to as our “named executive officers.”  The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2007, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the year ended December 31, 2007; (ii) the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with SFAS 123 (R); (iii) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings during the year; (v) all other compensation for the year; and, finally, (vi) the dollar value of total compensation for the year.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Larry Buffington	2007	$250,000	—	—	$161,171	—	—	—		$411,171
Won Chung	2007	$115,804	$12,750	—	$6,439	—	—	—		$134,993
John Kang	2007	$300,000	—	—	$161,171	—	—	$13,110	(2)	$474,281

(1) Amount represent the fair value of stock options granted in 2007 under SFAS 123(R) as discussed in Note 13, “Stock Compensation Plan” to our financial statement included elsewhere in this annual report on Form 10-K.

(2) Amount represents automobile lease payments.

For a description of the material terms of employment agreements with our named executive officers, see “—Employment Agreements.”

Grants of Plan-based Awards

The following table sets forth information regarding all incentive plan awards that were made to the named executive officers during 2007, including incentive plan awards (equity-based and non-equity based) and other planned-based awards.  Disclosure on a separate line item is provided for each grant of an award made to a named executive officer during the year.  The information supplements the dollar value disclosure of stock, option and non-stock awards in the Summary Compensation Table by providing additional details about such awards.  Equity incentive-based awards are subject to a performance condition or a market condition as those terms are defined by SFAS 123(R).  Non-equity incentive plan awards are awards that are not subject to SFAS 123(R) and are intended to serve as an incentive for performance to occur over a specified period.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards

Larry Buffington	09/20/07	—	—	—	—	—	—	—	500,000	$0.772
Won Chung	09/20/07	—	—	—	—	—	—	—	20,000	$0.772
John Kang	09/20/07	—	—	—	—	—	—	—	500,000	$0.772

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexer- cised Options Exercis- able	Number of Securities Underlying Unexercised Options Unexer- cisable	Equity Incentive Plan Awards Number of Securities Underlying Unexer- cised Unearned Options	Option Exer- cise Price	Option Expiration Date	Vesting Commence- ment Date		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Larry Buffington	—	500,000	—	$0.772	09/19/2017	09/20/2008	(1)	—	—	—	—

Won Chung	4,500	3,000	—	$2.15	10/10/2014	10/11/2005
	8,000	12,000	—	$2.33	12/31/2014	01/01/2006
	2,000	3,000	—	$1.56	01/31/2015	02/01/2006		—	—	—	—
	2,000	8,000	—	$1.44	03/31/2016	04/01/2006
	—	20,000	—	$0.77	09/19/2017	09/20/2007

John Kang	21,505	—	—	$4.650	12/30/2010	12/31/2000	(2)
	1,591,399	—	—	$4.650	12/30/2010	12/31/2000	(2)
	20,000	30,000	—	$2.326	12/31/2014	01/01/2006	(1)
	1,788	1,788	—	$0.772	09/19/2017	09/20/2008	(1)
	498,212	498,212	—	$0.772	09/19/2017	09/20/2008	(1)	—	—	—	—

(1)                                  The shares underlying this option vest 20% per year starting with the vesting commencement date and thereafter.

(2)                                  The shares underlying this option vest 100% immediately on grant date.

Option Exercises and Stock Vested

There were no exercise of stock options and vesting of restricted stock during 2007.

Employment Agreements

We have entered into the following employment agreements with the executive officers identified above.

Larry Buffington. On October 8, 2006 we elected Larry Buffington as our President and Chief Executive Officer who received an initial base salary of $200,000 for serving as President and Chief Executive Officer of our company. Effective January 1, 2007, the Compensation Committee approved an increase in the base salary to $250,000. On July 24, 2007, we transferred substantially all of the assets of its Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the coatings business, in which we hold a 69.25% ownership interest. In conjunction to the transfer, LMC entered into an employment agreement with Mr. Buffington as its President and Chief Executive Officer. The employment agreement has an initial 5-year term (“Initial Term”), provides for an annual base salary of $250,000 per year with an opportunity for an annual performance bonus of up to 50% of his salary based on meeting certain target goals. In addition, Mr. Buffington has a 10% ownership in LMC which vests evenly over five years. Mr. Buffington’s employment will terminate upon the earlier of his death, resignation, disability, or termination by the board of directors for any reason, provided that if his employment is terminated without cause, he will continue to receive the Employee’s base salary (as then in effect) through the later of one year after the date of the termination or the end of the Initial Term. He will also forfeit the unvested portion of his interest in LMC if he terminates prior to the completion of his five years of employment with LMC.

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

Gerald Morrow. On January 13, 2008, we entered into an employment agreement with Gerald Morrow to serve as our Chief Financial Officer for a term of three years ending on January 12, 2011. The employment agreement provides for an annual base salary of $175,000 plus bonuses at the discretion of the Company’s Board of Directors. The Company can terminate Mr. Morrow’s employment at any time, provided that if his employment is terminated without cause, then he will continue to be entitled to his base salary and health benefits for a period of six months after termination. In connection with the commencement of his employment, Mr. Morrow was granted an option to purchase up to 200,000 shares of Company common stock under the Company’s 2002 Equity Incentive Plan. The option was granted at an exercise price equal to $0.64 per share, which was the fair market value of the Company’s common stock on the option grant date, and the option vests to the extent of 40,000 shares on each anniversary of the option grant date beginning in 2009.

Won Chung, who was elected as our Vice President on May 1, 2007, receives an initial base salary of $125,000 for serving as principal financial and accounting officer of our company. We and Mr. Chung have not entered into an employment agreement relating to Mr. Chung’s employment with us, but we may determine to do so in the future. On January 13, 2008, Mr. Chung ceased to be our principal financial officer upon appointment of Gerald Morrow as our Chief Financial Officer by our Board of Directors. Mr. Chung continues to serve as Vice President of Finance of our company.

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

Potential Payments upon Termination or Change in Control

Potential payments payable to our executive officers upon termination of employment following a change in control of us is discussed under “—Employment Agreements”. The compensation committee of our board of directors may, at their discretion, amend or add benefits to these arrangements as they deem advisable.

The table below presents estimate presents estimates of the amounts of compensation payable to each named executive officer upon a change in control and termination of the executive. The amounts shown assume that such a change in control and termination were both effective as of December 31, 2007. The actual amounts to be paid can only be determined at the time of a change in control or executive’s termination.

	Larry Buffington		John Kang		Gerald Morrow
Benefit	Change in Control	Termination	Change in Control	Termination	Change in Control	Termination
UNEARNED COMPENSATION (payment contingent on termination)
Cash Severance (a)	—	$1,146,000	$600,000	$600,000	—	$87,500
Equity
Unexercisable Options	—	—	—	—	—	—
Benefits
Health	—	$11,593	—	—	—	$6,000
Total	—	$1,157,593	$600,000	$600,000	—	$93,500

(a)          For Mr. Buffington, reflects five times his annual base pay for a termination. Mr. Buffington will receive annual base salary through the later of one year or his initial 5 year term. For Mr. Kang, reflects two times his annual base pay for a change of control or termination. For Mr. Morrow, reflects six times his monthly base pay for a termination.

Director Compensation

The following table sets forth information regarding the compensation received by each of our directors during the year ended December 31, 2007;

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
John Kang	—	—	—	(2)	—	—	—		—
William Johnson	$1,000	—	$8,358	(3)	—	—	$60,000	(8)	$69,358
Dean Tanella	$76,000	—	$25,073	(4)	—	—	—		$101,073
Robert Biehl	$12,875	—	$16,205	(5)	—	—	$43,472	(9)	$64,705
CK Cho	$41,000	—	$8,358	(6)	—	—	$30,930	(10)	$80,288
Patrick Caruana	$3,500	—	$60,867	(7)	—	—	$6,667	(11)	$71,034

(1)                                  Amounts represent the fair value of stock options granted in 2007 under SFAS 123(R) as discussed in Note 13, “Stock Compensation Plan”, to our consolidated financial statements included elsewhere in this report on Form 10K.

(2)                                  2,162,904 shares of options were outstanding as of December 31, 2007.

(3)                                  80,000 shares of options were outstanding as of December 31, 2007.

(4)                                  120,000 shares of options were outstanding as of December 31, 2007.

(5)                                  94,065 shares of options were outstanding as of December 31, 2007. Amount includes $7,847 paid for consulting services provided during 2007.

(6)                                  70,000 shares of options were outstanding as of December 31, 2007.

(7)                                  60,000 shares of options were outstanding as of December 31, 2007.

(8)                                  Amount represents amount paid for consulting services provided during 2007.

(9)                                  Amount represents $35,625 of shares of stock issued in lieu of cash payment and $7,847.

(10)                            Amount represents $21,367 of automobile lease payments and $9,563 of purchases made using company credit card.

(11)                            Amount represents shares of stock issued in lieu of cash payment

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

December 31, 2007

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 17, 2008 by:

•                  each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of March 17, 2008 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned. A total of 44,311,768 shares of our common stock were issued and outstanding as of March 17, 2008. Unless otherwise indicated, the address of all directors and named executive officers is 30452 Esperanza, Rancho Santa Margarita, CA 92688.

Name of Beneficial Owner	Shares	Percent of Class

5% Stockholders

Tjoa Thian Song(1) 16 Raffles Quay #B1-14A Hong Leong Building Singapore 0101	4,008,523	9%

Jack Chitayat(2) 1133 Park Avenue, Suite 1W New York, NY 10128	5,780,207	13%

James Kang(3) Hyundai Hyperion Apt. 101-403 Youngsan-Gu, Hannam-Dong Seoul, Korea	6,121,304	14%

Directors and Named Executive Officers

John Kang(4)	5,024,973	11%

William Johnson(5)	1,192,650	3%

Dean Tanella(6)	91,620	*

Robert Biehl(7)	195,721	*

CK Cho(8)	1,007,878	2%

Patrick Caruana(9)	19,826	*

Larry Buffington	—	—

Gerald Morrow	—	—

All directors and executive officers as a group (8 persons)	7,532,668	17%

*  Less than one percent.

(1)                                  3,874,585 of these shares are held of record by a revocable grantor trust established by Mr. Tjoa for himself and his family members. Mr. Tjoa continues to beneficially own all such shares.

(2)                                  Includes 906,819 shares issuable pursuant to currently exercisable warrants and 2,329,099 shares issuable pursuant to currently convertible notes held by Atlantic Realty Group, Inc., Carlyle Liquid, LLC, and Carlyle Holdings, LLC, of which all are controlled by Mr. Chitayat, and 91,792 shares held of record by a trust established by Mr. Chitayat for his family members. Mr. Chitayat continues to beneficially own all such shares.

(3)                                  Includes 84,542 shares issuable pursuant to currently exercisable warrants. Also includes 2,877,420 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of March 17, 2008 and includes 969 shares held by James Kang’s minor children. Does not include the 1,700,000 shares that Mr. Kang has agreed to personally purchase on October 31, 2006 from Innometal Co., Ltd. as an inducement for Innometal to enter into a Settlement Agreement with us. Innometal agreed to accept these shares in full satisfaction of all of our obligations to them under January 2004 settlement agreement.

(4)                                  As of August 22, 2003, John Kang was named Chairman of our board of directors. Mr. Kang resigned from his position as President and Chief Executive Officer of our company on December 30, 2005. However, he continues to serve as Chairman of the Board and continues to work for our company on a full-time basis. The beneficial shares include:

(a)                                  1,642,904 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of March 17, 2008. Does not include 520,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 17, 2007; and

(b)                                 182,400 shares held by Mr. Kang’s minor children.

(5)                                  Includes 42,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of March 17, 2008. Does not include 48,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 17, 2008.

(6)                                  Includes 16,130 shares held by Mr. Tanella’s investment firm, HarborLight Diversified Fund, LP. Also, includes 2,890 shares held by Mr. Tanella’s family. Includes 64,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of March 17, 2008. Does not include 86,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 17, 2008.

(7)                                  Includes 60,065 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of March 17, 2008. Does not include 44,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 17, 2008.

(8)                                  Includes 305,918 shares issuable pursuant to currently exercisable warrants and 424,362 shares issuable pursuant to currently convertible notes. Also, includes 36,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of March 17, 2008. Does not include 44,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 17, 2008.

(9)                                  Includes 12,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of March 17, 2008. Does not include 58,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 17, 2008.

Equity Incentive / Equity Compensation Plans

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

Securities authorized for issuance under equity compensation plans as of December 31, 2007 were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	8,197,146	$4.04	8,249,045
Equity compensation plans not approved by stockholders	14,418,183	$1.64	—
Total	22,614,329		8,249,045

Equity compensation plans not approved by stockholders consist of:

•                  Warrants to purchase up to 1,039,255 shares issued on June 13, 2005 with an exercise price of $1.72 per share and an expiration date of June 13, 2010;

•                  Warrants to purchase up to 3,353,486 shares issued on August 2, 2005 with an exercise price of $1.72 per share and an expiration date of August 2, 2010;

•                  Warrants to purchase up to 125,000 shares issued on March 17, 2006 with an exercise price of $1.55 per share and an expiration date of March 17, 2009;

•                  Warrants to purchase up to 452,859 shares issued between May 17, 2006 and December 1, 2006 with an exercise price of $1.72 per share and an expiration date of May 17, 2011;

•                  Warrants to purchase up to 860,521 shares issued between May 17, 2006 and December 1, 2006 with an exercise price of $2.07 per share and an expiration date of May 17, 2011;

•                  Warrants to purchase up to 7,477,971 shares issued on January 3, 2007 with an exercise price of $1.55 per share and an expiration date of January 3, 2012;

•                  Warrants to purchase up to 1,109,091 shares issued on December 28, 2007 with an exercise price of $1.55 per share and an expiration date of December 28, 2012;

•                  Warrants to purchase up to 376,345 shares issued to Paul Azinger on January 1, 2001 with an exercise price of $1.16 per share and an expiration date of January 1, 2008.

The number of securities and type of plans available for future issuance of stock options as of December 31, 2007 were as follows:

	Options and Warrants for Common Shares
Plan Name	Authorized	Exercised	Outstanding	Available
1996 Stock Option Plan	12,903,226	1,974,365	3,224,683	—
2002 Equity Incentive Plan	10,000,000	—	2,350,955	7,649,045
2002 Non-employee Director Stock Option Plan	1,000,000	—	400,000	600,000
Total Stock Options	23,903,226	1,974,365	5,975,638	8,249,045

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

As of December 31, 2007, options to purchase 3,224,683 shares of common stock were outstanding at a weighted average price of $6.14 per share under the 1996 Stock Option Plan. As of December 31, 2007, options to purchase 1,974,365 shares had been issued upon exercise of options under the plan. There were 3,224,683 options exercisable under the 1996 Stock Option Plan as of December 31, 2006.

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

The plan may be amended, altered, suspended or terminated by our board of directors at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option previously granted without the consent of the affected optionee. Unless terminated sooner, the plan will terminate automatically in September 2012. As of December 31, 2007, there were 2,350,955 outstanding options or stock awards at a weighted average price of $1.73 under the plan. There were 666,955 options exercisable under the 2002 Equity Incentive Plan as of December 31, 2007.

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

As of December 31, 2007, options to purchase 400,000 shares of common stock were outstanding at a weighted average price of $2.05 per share under the 2002 Non-employee Director Stock Option Plan. There were 120,000 options exercisable under the 2002 Non-employee Director Stock Option Plan as of December 31, 2007.

The plan will terminate in October 2012, unless our board of directors terminates it sooner.

Item 13. Certain Relationships and Related Transactions

In June 2003, we entered into an exclusive, ten-year license agreement with LLPG, Inc. (“LLPG”), a corporation headed by, Jack Chitayat, a former director of our company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  We, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  In conjunction with its technology licensing contract, LLPG purchased two proprietary Liquidmetal alloy melting machines and three proprietary Liquidmetal alloy casting machines for a total purchase price of $2.0 million.  We recognized $0.1 million of revenues as minimum royalty fees under the license agreement during the year ended December 31, 2006.

In December 2006, we entered into an amended license agreement with LLPG, which extends the license agreement to fifteen years at reduced royalty rates.  Additionally, the amended license agreement includes a $0.4 million termination fee. We recognized $0.1 million of revenue as minimum royalty fees under the licensing agreement during the year ended December 31, 2007.

As of December 31, 2007, Mr. Chitayat held interests in $ $2.5 million of our convertible subordinated notes and held a total of 906,819 exercisable warrants through entities related to Mr. Chitayat.

We have a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of our board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, we reimburse Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the years ended December 31, 2007, 2006 and 2005, amounted to $0.1 million, $0.1 million and $20 thousand, respectively.

Additionally, we are a party to a consulting agreement with Mr. Johnson. Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy. During 2005, the agreement continued on a month to month basis. In April 2006, we entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006. During the years ended December 31, 2007, 2006 and 2005, we incurred $0.1 million,  $0.1 million and $15 thousand in consulting fees from Mr. Johnson, respectively.

We are a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of our company. Under this agreement, we engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005. On January 1, 2006, the term of the agreement was extended to December 31, 2006 and on January 1, 2007, the term of the agreement was once again extended to December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, we incurred $0, $0 and $0.1 million in consulting fees from Chitnis Consulting, respectively.

Soo Buchanan, the sister of John Kang, was employed by us and was paid aggregate compensation of approximately $0, $0 and $0.1 million as of December 31, 2007, 2006 and 2005, respectively.  Effective, July 31, 2005, Ms. Buchanan was terminated as an employee and began providing services to our company as a consultant. During 2007, 2006 and 2005, we incurred $0.1 million, $0.1 million and $24 thousand, respectively, for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by us and was paid aggregate compensation of approximately $0.1 million for each period as of December 31, 2007, 2006 and 2005.

In November 2004, we entered into an agreement with John Kang, our Chairman of the Board, in which Mr. Kang agreed that certain stock transactions by him in 2002 involving our company’s common stock should have resulted in a liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”). These transactions include Mr. Kang’s private sale of 285,715 shares of his personal Liquidmetal Technologies common stock to Growell Metal Co., Ltd. in February 2002, prior to our initial public offering. They also include Mr. Kang’s subsequent indirect purchase and disposition of Liquidmetal Technologies common stock in order to satisfy a personal agreement Mr. Kang made to Growell Metal in February 2002 regarding the guaranteed minimum value of the stock purchased by Growell Metal in February 2002 (the purchases and dispositions incident to this agreement occurred in August and November 2002, respectively). Lastly, the transactions include open-market purchases of an aggregate of 89,300 shares of our company’s common stock made by Mr. Kang in August 2002.

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to us under Section 16(b) in the amount of $0.3 million. Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006. As a result, we accrued for the $0.3 million receivable in other assets and other income as of December 31, 2004. The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002. As of December 31, 2007 and 2006, the outstanding amount of the receivable was $0.2 million for each period, which is included in other assets. Mr. Kang has paid $0.1 million and $0 during 2007 and 2006, respectively, and is currently in negotiation with the Board of Directors on a payment plan for the remaining liability.

As of December 31, 2007 and 2006, Mr. Cho, a member of our Board of Directors, held $0.5 million of our convertible subordinated notes and $0.6 million of our senior convertible notes, respectively, and held 305,918 and 92,584 exercisable warrants as of December 31, 2007 and 2006, respectively.

During the year ended December 31, 2006, Ricardo Salas, our former Chief Executive Officer, advanced us $0.6 million to cover short-term liquidity needs. We paid $0.1 million to Mr. Salas using 7.75% interest rate and on December 1 2006, the remaining balance of $0.5 million and accrued interest of $9 thousand was converted into the unsecured subordinated notes due August 2007. As of December 31, 2007 and 2006, Mr. Salas held $0 and $0.3 million of senior convertible notes, respectively, and $0.3 million and $0.6 million of the unsecured subordinated notes, respectively. He also held a total of 374,691 and 154,529 of exercisable warrants as of December 31, 2007 and 2006, respectively.

On June 1, 2007, we entered into a transaction with Grace Metal (“GM”), under which (i) GM agreed to purchase from us various equipment (including die casting machines and vacuum induction melters) used in our bulk amorphous alloy business segment and (ii) we granted GM a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea. GM was formed by an investor group that includes our former Founder and director, James Kang, who is also the brother of John Kang, Chairman of the Board of our company. Under an equipment purchase agreement between us and GM, GM agreed to buy the purchased equipment for a total purchase price of $2.0 million, of which $0.6 million were received as of December 31, 2007. The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate our continuing manufacturing needs, and it also provides that we will retain a security interest in the purchased equipment until full payment of the purchase price.

In consideration of the license agreement with GM, we will be entitled to royalty of 10% of GM’s net sales of licensed products (unless GM’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith). The agreement provides that we may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $0.5 million or more per year. The agreement also provides that GM will be required to purchase all alloy feedstock from us, and we will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.

Additionally, effective June 1, 2007, we discontinued our post-processing operation in Weihai, China and transferred our manufacturing staff and equipment in Weihai to GM under an amendment to the equipment purchase agreement with GM. Further, we transferred certain of our manufacturing staff from our South Korean plant to GM. As a result, GM assumed $0.4 million of accrued severance liability for the transferred employee. The equipment purchase agreement and the transfer agreement regarding our Weihai operations resulted in a total net gain of $0.2 million, which is recorded as other income.

We have also changed the name of our South Korean subsidiary to Liquidmetal Technologies Korea Co., Ltd, which was formerly Liquidmetal Korea Co., Ltd. GM assumed the name Liquidmetal Korea to conduct business in South Korea.

We purchased production supplies and outsourced production of certain bulk alloy production with GM, Lead Metal, and SDM, which are controlled by James Kang   We purchased a total of $0.7 million and $0.5 million for the year ended December 31, 2007 and 2006, respectively, of which $0 and $10 thousand is included in accounts payable and accrued liabilities at December 31, 2007 and 2006, respectively.

We recognized revenue from sales of raw materials and royalties for a total of $3 million for the year ended December 31, 2007, of which $0.4 million is included in accounts receivable.

Effective October 20, 2006, Mr. Kang began providing services to us as a consultant, which would have continued through December 31, 2009. On December 31, 2007, the terms of the consulting agreement were accelerated whereby the remaining two years of Mr. Kang’s consulting fees were settled for $.04 million.

In December 2007, we entered into agreements with two holders of our convertible subordinated notes (the “January 2010 Notes”) and GM, a South Korean company formed by investor groups including our former Founder and director, James Kang, and the two holders, whereby GM would assume the liabilities due under the January 2010 Notes, including principal, interest, and fees due by our company to the two holders totaling $0.4 million and we released obligations due from GM for outstanding trade accounts receivables. In connection with the assumption of the liabilities by GM, warrants to purchase 179,620 shares of our common stock held by the holders were cancelled.

We believe that each of the foregoing transactions was consummated on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

Item 14. Principal Accounting Fees and Services

Choi, Kim & Park, LLP

The following table summarizes the aggregate fees billed to the Company by Choi, Kim & Park, LLP for professional services:

Fees	2006	2007
Audit Fees (1)	$540,000	$406,000

(1) Audit Fees. Fees for audit services billed in 2007 consisted of:

•                  Audit of the Company’s financial statements for 2006;

•                  Review of the Company’s quarterly financial statements for 2007;

•                  Review of the Company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 for 2007;

•                  Review of the Company’s S-1 filing for 2007.

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

10.2*

1996 Stock Option Plan, as amended, together with form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.3*	2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

10.4*

2002 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

10.5*

Employment Agreement, dated December 31, 2000, between Liquidmetal Technologies, Inc. and John Kang, as amended by Amendment No. 1 to Employment Agreement, dated June 28, 2001 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.6

Non-Qualified Stock Option Agreement, dated January 1, 2001, between Liquidmetal Technologies, Inc. and Paul Azinger (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.7

Foreign Corporation Lease Zone Occupancy (Lease) Agreement, dated March 5, 2002, between Kyonggi Local Corporation and Liquidmetal Korea Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (Amendment No. 2) filed by Liquidmetal Technologies on April 5, 2002 (Registration No. 333-73716)).

10.8	Credit Service Agreement, dated February 2003, between Liquidmetal Korea Co., Ltd. and Kookmin Bank (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 31, 2003).

10.9	Form of Common Stock Purchase Warrant, dated August 2, 2005 (incorporated by reference from Exhibit 10.3 of the Registrant’s 10-Q/A filed on 08/30/05)

10.10	Form of Common Stock Purchase Warrant, dated June 13, 2005 (incorporated by reference from Exhibit 99.3 of the Registrant’s 8-K filed on 06/16/05)

10.11

Agreement, dated November 3, 2004, between Liquidmetal Technologies, Inc. and John Kang relating to liability under Section 16(b) (incorporated by reference from Exhibit 10.58 to the Form 10-K filed on March 16, 2006).

10.12	Form of Indemnity Agreement between Liquidmetal Technologies, Inc. and directors and executive officers (incorporated by reference from Exhibit 10.59 to the Form 10-K filed on March 16, 2006).

10.13

Factoring, Loan, and Security Agreement, dated April 21, 2005, between Liquidmetal Technologies, Inc. and Hana Financial, Inc. and Amendment No. 1 to Factoring, Loan, and Security Agreement, dated January 27, 2006, between Liquidmetal Technologies, Inc. and Hana Financial, Inc. (incorporated by reference to Exhibit 10.60 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 20, 2006 (Registration No. 333-130251)).

10.14

Warrant for Purchase of Shares of Common Stock, dated March 17, 2006, granted by Liquidmetal Technologies, Inc. to Atlantic Realty Group, Inc. (incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 20, 2006 (Registration No. 333-130251)).

10.15

Consulting Agreement, dated April 12, 2006, between Liquidmetal Technologies, Inc. and William Johnson (incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 20, 2006 (Registration No. 333-130251)).

10.16

Securities Purchase Agreement, dated May 17, 2006, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference to Exhibit 10.66 to the Registration Statement on Form S-1 (Amendment No. 2) filed on July 20, 2006 (Registration No. 333-130251)).

Exhibit Number	Document Description

10.17

Form of 8% Unsecured Subordinated Note due August 2007 (incorporated by reference to Exhibit 10.67 to the Registration Statement on Form S-1 (Amendment No. 2) filed on July 20, 2006 (Registration No. 333-130251)).

10.18

Form of Common Stock Purchase Warrant, dated May 17, 2006 (incorporated by reference to Exhibit 10.68 to the Registration Statement on Form S-1 (Amendment No. 2) filed on July 20, 2006 (Registration No. 333-130251)).

10.19

Registration Rights Agreement, dated May 17, 2006, among Liquidmetal Technologies, Inc. and the parties identified as “Purchasers” therein (incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1 (Amendment No. 2) filed on July 20, 2006 (Registration No. 333-130251)).

10.20

Securities Purchase Agreement, dated January 3, 2007 (the “Securities Purchase Agreement”), among Liquidmetal Technologies, Inc. (the “Company”) and the investors listed on the Schedule of Buyers attached thereto (the “Buyers”) (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on January 4, 2007).

10.21	Form of Convertible Subordinated Note issued pursuant to Securities Purchase Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on January 4, 2007).

10.22	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on January 4, 2007).

10.23	Registration Rights Agreement, dated January 3, 2007, among the Company and the Buyers (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on January 4, 2007).

10.24

Amendment No. 2 to Factoring, Loan & Security Agreement, dated January 23, 2007, between Liquidmetal Technologies Inc. and Hana Financial, Inc. (incorporated by reference from Exhibit 10.76 to the Form 10-K filed on March 16, 2007).

10.25

Amendment No. 1 to the Securities Purchase Agreement and Convertible Subordinated Notes, dated April 23, 2007, by and between Liquidmetal Technologies, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on April 27, 2007).

10.26

Standard Industrial / Commercial Single-Tenant Lease, dated February 13, 2007, between Liquidmetal Technologies, Inc. and 30452 Esperanza LLC (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on May 15, 2007).

10.27	Lease, dated March 19, 2007, between Liquidmetal Technologies, Inc. and Larry Ruffino and Roland Ruffino (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on May 15, 2007).

10.28

Principles of Agreement and Security Agreement, dated June 1, 2007, between Liquidmetal Technologies, Inc. and Foster Wheeler Energy Services, Inc. (incorporated by reference from Exhibit 10.64 to the Registration Statement on Form S-1 (Amendment No. 1) filed on July 2, 2007 (Registration No. 333-142442)).

10.29

Equipment Purchase Agreement and Licensing Agreement, dated June 1, 2007, between Liquidmetal Technologies, Inc. and Gracemetal, as amended (incorporated by reference from Exhibit 10.65 to the Registration Statement on Form S-1 (Amendment No. 1) filed on July 2, 2007 (Registration No. 333-142442)).

10.30

Asset Purchase and Contribution Agreement, dated July 24, 2007 between Company and Liquidmetal Coatings, LLC. (includes Liquidmetal Coatings, LLC Operating Agreement) (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on July 27, 2007).

10.31

Loan Agreement, dated July 24, 2007 by and among Liquidmetal Coatings, LLC, Liquidmetal Coatings Solutions, LLC and Bank Midwest, N.A. (incorporated by reference from Exhibit 2.2 to the Form 8-K filed on July 27, 2007).

10.32

Securities Purchase Agreement, dated July 24, 2007, by and among Liquidmetal Coatings, LLC, C3 Capital Partners, L.P., C3 Capital Partners II, L.P. and Liquidmetal Coatings Solutions, LLC. (incorporated by reference from Exhibit 2.3 to the Form 8-K filed on July 27, 2007).

10.33	First Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated February 22, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on February 28, 2008).

10.34	Form of Convertible Subordinated Note, dated October 1, 2007.

10.35	Form of Convertible Subordinated Note, dated December 28, 2007.

10.36	Form of Common Stock Purchase Warrant, dated December 28, 2007.

10.37	Form of Letter dated, October 31, 2007, to extend 8% Unsecured Subordinated Note due date.

10.38*	Employment Agreement, dated January 13, 2008, between Liquidmetal Technologies, Inc. and Gerald Morrow.

Exhibit Number	Document Description

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21	Subsidiaries of the Registrant. (incorporated by reference from Exhibit 21 to the Form 10-K filed on November 10, 2004).

23.1	Consent of Registered Independent Public Accounting Firm, Choi, Kim & Park, LLP.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. 1350.

*                      Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ Larry E. Buffington
Larry E. Buffington President and Chief Executive Officer

Date: April 3, 2008

	By:	/s/ Gerald E. Morrow
Gerald E. Morrow
Chief Financial Officer

Date: April 3, 2008

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Buffington and Gerald Morrow and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John Kang	Chairman of the Board and Director	April 3, 2008
John Kang

/s/ William Johnson	Director	April 3, 2008
William Johnson

/s/ Robert Biehl	Director	April 3, 2008
Robert Biehl

/s/ Dean Tanella	Director	April 3, 2008
Dean Tanella

/s/ CK Cho	Director	April 3, 2008
CK Cho

/s/ Patrick Caruana	Director	April 3, 2008
Patrick Caruana

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the years ended December 31, 2007, 2006, and 2005.  Our audits also included the financial statement schedules listed at index in Item 15(a) as of and for the years ended December 31, 2007, 2006, and 2005.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and cash flows for the years ended December 31, 2007, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidmetal Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Choi, Kim & Park LLP

Los Angeles, California

Certified Public Accountants

March 28, 2008

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$1,180	$144
Trade accounts receivables, net of allowance for doubtful accounts of $89 and $82	5,165	3,934
Inventories	2,298	3,765
Prepaid expenses and other current assets	708	830
Total current assets	9,351	8,673
Property, plant and equipment, net	9,730	12,095
Idle equipment	178	194
Other intangibles, net	1,142	1,170
Investment in joint venture	306	3
Other assets	1,806	109
Total assets	$22,513	$22,244

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	8,056	9,802
Deferred revenue	316	202
Short-term debt	2,182	2,669
Long-term debt, current portion, net of debt discounts of $838 and $3,636	6,092	14,480
Warrant liabilities	2,583	2,662
Conversion feature liabilities	2,083	1,838
Other liabilities, current portion	398	177
Total current liabilities	21,710	31,830
Long-term debt, net of current portion and debt discounts of $9,634 and $0	14,588	225
Other long-term liabilities, net of current portion	411	552
Total liabilities	36,709	32,607

Minority interests	384	—

Shareholders’ deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,726,295 and 44,311,768 issued and outstanding at December 31, 2007 and 2006, respectively	45	44
Additional paid-in capital	137,293	136,031
Accumulated deficit	(154,710)	(149,047)
Accumulated other comprehensive income	2,792	2,609
Total shareholders’ deficiency	(14,580)	(10,363)

Total liabilities and shareholders’ deficiency	$22,513	$22,244

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
			(Restated)

Revenue	$29,022	$27,669	$16,365
Cost of sales	26,459	22,418	15,129
Gross profit	2,563	5,251	1,236

Operating expenses
Selling, general, and administrative	8,921	9,962	8,534
Research and development	1,123	950	1,120
Impairment of long lived assets	—	—	4,487
Total operating expenses	10,044	10,912	14,141

Loss before interest, other income, income taxes, and minority interest	(7,481)	(5,661)	(12,905)

Loss from extinguishments of debt	(648)	—	(1,247)
Change in value of warrants, gain	4,923	279	3,985
Change in value of conversion feature, gain (loss)	6,965	(226)	9,118
Other income	226	572	—
Interest expense	(9,364)	(9,509)	(6,021)
Interest income	123	23	17

Loss before income income taxes and minority interest	(5,256)	(14,522)	(7,053)

Income Taxes	—	—	—

Loss before minority interest	(5,256)	(14,522)	(7,053)

Minority interests	(384)	—	—

Loss from continuing operations	(5,640)	(14,522)	(7,053)

Net loss	(5,640)	(14,522)	(7,053)

Other comprehensive income:
Foreign exchange translation gain during the period	183	339	299
Comprehensive income	$(5,457)	$(14,183)	$(6,754)

Per common share basic and diluted:
Loss per share basic and diluted	$(0.12)	$(0.33)	$(0.17)

Number of weighted average shares - basic and diluted	44,730	43,809	41,833

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
			(Restated)	(Restated)

Balance, December 31, 2004 (As Restated)	41,609,652	$42	$129,650	$(127,472)	$1,971	$4,191
Stock-based compensation	—	—	41	—	—	41
Conversion of notes payable	485,750	—	1,026	—	—	1,026
Redemption of convertible notes payable	—	—	1	—	—	1
Common stock issued as director’s fees	92,219	—	175	—	—	175
Foreign exchange translation gain	—	—	—	—	299	299
Net loss	—	—	—	(7,053)	—	(7,053)

Balance, December 31, 2005 (As Restated)	42,187,621	$42	$130,893	$(134,525)	$2,270	$(1,320)
Conversion of notes payable	285,750	—	471	—	—	471
Common stock issued as director’s fees	109,437	—	102	—	—	102
Common stock issued to Innometal	1,700,000	2	3,448	—	—	3,450
Stock awards	28,960	—	42	—	—	42
Stock-based compensation	—	—	1,075	—	—	1,075
Foreign exchange translation gain	—	—	—	—	339	339
Net loss	—	—	—	(14,522)	—	(14,522)

Balance, December 31, 2006	44,311,768	$44	$136,031	$(149,047)	$2,609	$(10,363)
Conversion of notes payable	365,455	1	578	—	—	579
Common stocks issued as director’s fees	49,072	—	42	—	—	42
Stock-based compensation	—	—	642	—	—	642
Foreign exchange translation gain	—	—	—	—	183	183
Cash distribution to minority interests	—	—	—	(23)	—	(23)
Net loss	—	—	—	(5,640)	—	(5,640)

Balance, December 31, 2007	44,726,295	$45	$137,293	$(154,710)	$2,792	$(14,580)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Years Ended December 31,
	2007	2006	2005
			(Restated)
Operating activities:
Net loss	$(5,640)	$(14,522)	$(7,053)

Adjustments to reconcile loss from operations to net cash used for operating activities:
Impairment of long lived assets	—	—	4,307
Gain on disposal of asset	(226)	—	(14)
Minority interests in income of consolidated subsidiary	384	—	—
Depreciation and amortization	3,102	3,574	3,401
Loss on extinguishment of debt	648	—	1,247
Amortization of debt discount	5,350	6,158	3,869
Stock-based compensation	642	1,075	41
Bad debt expense (recovery)	7	47	(6)
Warranty expense	169	46	101
Gain from change in value of warrants	(4,923)	(279)	(3,985)
(Gain) loss from change in value of conversion feature	(6,965)	225	(9,118)

Changes in operating assets and liabilities:
Trade accounts receivable	(1,061)	(1,621)	(686)
Inventories	1,467	(2,017)	(151)
Prepaid expenses and other current assets	(1)	(221)	350
Other assets	(2,211)	142	(378)
Accounts payable and accrued expenses	(1,545)	3,371	1,606
Deferred revenue	114	(1,073)	375
Other liabilities	450	(171)	(412)
Net cash used for continuing activities	(10,239)	(5,266)	(6,506)

Investing Activities:
Purchases of property and equipment	(1,171)	(932)	(169)
Proceeds from the sale of property and equipment	400	104	69
Investment in patents and trademarks	(103)	(104)	(159)
Investment in joint venture	(303)	(3)	—
Net cash used for investing activities	(1,177)	(935)	(259)

Financing Activities:
Proceeds from borrowings	45,863	23,620	17,774
Repayment of borrowings	(33,166)	(18,117)	(11,333)
Repayment of other liabilities	—	69	(133)
Proceeds from restricted cash	—	—	754
Cash distributions	(23)	—	—
Net cash provided by financing activities	12,674	5,572	7,062
Effect of foreign exchange translation	(222)	(619)	353
Net (decrease) increase in cash and cash equivalents	1,036	(1,248)	650

Cash and cash equivalents at beginning of period	144	1,392	742
Cash and cash equivalents at end of period	$1,180	$144	$1,392

Supplemental cash flow information
Interest paid	$2,874	$1,970	$1,472
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

In 2007, $400 of the Company’s 7% senior convertible notes due July 2007 was converted into 320,000 shares of the Company’s common stock at a conversion price of $1.25 per share.

In 2007, $50 of the Company’s 8% convertible subordinate notes due January 2010 was converted into 45,455 shares of the Company’s common stock at a conversion price of $1.10 per share.

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

In 2005, the Company’s 6% senior convertible notes due July 2007 were converted into 485,750 of the Company’s common stock at a conversion price of $1.00 per share.

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys. Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling, and the manufacture and sale of die casting and VIM equipment (see Note 14 for disclosure regarding the disposal of this segment). In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

On August 4, 2004, the Company established a post-processing plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100%  owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business.  Weihai Liquidmetal is consolidated into Liquidmetal Technologies with all intercompany transactions eliminated.  Effective June 1, 2007, the Company discontinued its operation in Weihai (see Note 20).

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

2. Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $154,710 as of December 31, 2007.  Net cash used for continuing operations for the year ended December 31, 2007 was $10,239.  At December 31, 2007, working capital deficit was $12,359.  As of December 31, 2007, the Company’s principal source of liquidity is $1,180 of cash and $5,165 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, continue to reduce its operating costs, generate higher revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties.

On February 22, 2008, the Company received $1,714 distribution from its majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) from which it issued and sold $2,500 in preferred membership units to two existing holders of LMC common membership units.  The preferred units issued by LMC have an accruing priority return of 14% per year and are redeemable by the preferred holders on the fourth anniversary of the issue date (see Note 21).

We anticipate that we will not have sufficient funds to pursue our current operating plan through the second quarter of 2008 and we will therefore require additional funding.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Additionally, we have approximately $2,994 of principal and accrued interest outstanding as of December 31, 2007, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  Subsequent to December 31, 2007 and as of the filing of this report, we repaid $1,872 of principal and accrued interest due under the Bridge Notes and have approximately $1,149 of principal and accrued interest outstanding.  We intend to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with investors holding our Bridge Notes.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are not in compliance with this covenant and are subject to default under the January 2010 Notes.  Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default under this covenant and we are currently working to resolve this matter.

3. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its wholly-owned subsidiaries, Liquidmetal Technologies Korea Co., Ltd., formerly Liquidmetal Korea Co., Ltd., (“LMT Korea”), located in South Korea, and Liquidmetal Golf and its subsidiaries, which included the retail golf segment, now accounted for as a discontinued operations, and its majority-owned subsidiary, Liquidmetal Coatings, LLC, located in Texas. All intercompany balances and transactions have been eliminated. A minority interest in Liquidmetal Golf is included in the consolidated financial statements as a component of the loss from operations of the discontinued retail golf segment (see Note 14).   In August 2004, the Company established a post-processing plant in the city of Weihai in Shandong province of China under Weihai Liquidmetal Company Limited, which is 100% owned by Liquidmetal Korea, to facilitate our bulk alloy manufacturing business. Effective June 1, 2007, the Company discontinued its operation in Weihai (see Note 20).

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

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

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

Trade Accounts Receivables. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory.  As of December 31, 2007, two customers represented 22%, or $1,148, of the total outstanding trade accounts receivable.  As of December 31, 2006, four customers represented 52%, or $2,057, of the total outstanding trade accounts receivable.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  The Company recognized $0, $0, and $4,487 during the years ended December 31, 2007, 2006, and 2005, respectively, for impairment of long-lived assets.

Fair Value of Financial Instruments. The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and all other current assets and liabilities approximate their fair value because of their short term maturities at December 31, 2007 and 2006, unless otherwise stated. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.  The fair value of the Company’s long-term debt is based on interest rates that would be available to the Company for the issuance of debt with similar terms.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $1, $10, and $2, for the years ended December 31, 2007, 2006, and 2005, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $642 and $1,075 for the years ended December 31, 2007 and 2006, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing an increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts. The following table illustrates the pro forma effect on net income for periods prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such periods:

		For the year ended December 31,
		2005
		(Restated)

Net loss as reported		$(7,053)

Add:	stock-based employee compensation expense included in reported net loss, net of related tax effects	41

Deduct:	total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,861)

Proforma net loss:		$(9,873)
Basic and diluted loss per share:
As reported		$(0.17)
Proforma		$(0.24)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended December 31, 2005: expected volatility of approximately 100% for all periods; dividend yield of 0.0% for all periods; expected option life of approximately 5 years; and a risk-free interest rate ranging from 2.9% to 4.8%.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

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

The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the year ended December 31, 2007.

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

Restatement. The Company has restated previously issued consolidated financial statements for the fiscal year ended December 31, 2005 to properly account for the conversion feature of the senior convertible notes.  The restatement adjustments resulted in a cumulative net increase of shareholders’ equity by $66 as of December 31, 2005 and a decrease in previously reported net loss by $4,193 for the year ended December 31, 2005. The restated consolidated financial statements were filed on Form 10-K/A on July 20, 2006.

New Accounting Pronouncements.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends the requirements for accounting for business combinations.  SFAS 141R will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues  Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

4. Trade accounts receivable

Trade accounts receivables from continuing operations were comprised of the following:

	December 31,
	2007	2006
Trade accounts receivable	$5,254	$4,016
Less: Allowance for doubtful accounts	(89)	(82)
Trade accounts receivable, net	$5,165	$3,934

5. Inventories

Inventories were comprised of the following:

	December 31,
	2007	2006

Raw materials	$1,216	$966
Work in process	536	1,729
Finished goods	546	1,070
Total inventories	$2,298	$3,765

The Company maintained certain of its raw material inventories in amounts in excess of our operating cycle of one year due to the nature of our manufacturing process, production lead time, and the recyclability of our raw material. These inventories were classified as long-term inventory as of December 31, 2004.  During 2005, the Company determined that its current and projected raw material requirements were not sufficient enough to warrant the use of such raw materials in the foreseeable future. Accordingly, the Company reduced the carrying value of raw materials held by its subsidiary, Liquidmetal Korea, by the amounts considered to be excessive during the year ended 2005.  The write-down during the year ended December 31, 2005 amounted to $2,746 and is included in “Impairment of long lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005. The total amount of long term inventory was $0 as of both December 31, 2007 and 2006.

The Company analyzes inventory held for any excess or obsolescence issues.  Any amounts considered excess or obsolete are written off.  Further, as significant amount of sales of Liquidmetal bulk alloy parts are used primarily in consumer electronics components, our inventory is subject to fluctuations in demand for those consumer electronics goods. Accordingly, the Company reduces the carrying value of raw materials held by its subsidiaries, by the amounts considered to be excess or obsolete.  There were no such write downs as of December 31, 2007 and 2006.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2007	2006

Machinery and equipment	$11,388	$12,699
Computer equipment	1,233	1,354
Office equipment, furnishings, and improvements	1,294	1,553
Buildings	13,561	13,959
Construction in progress	370	—
Total	27,846	29,565
Accumulated depreciation	(18,116)	(17,470)
Total property, plant and equipment, net	$9,730	$12,095

Depreciation expense is classified as follows:

	Years ended December 31,
	2007	2006	2005

Cost of Sales	$2,831	$3,229	$2,744
Selling, general and administrative	153	225	542
Research and development	—	—	—
Total depreciation expense	$2,984	$3,454	$3,286

7. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future.  For these reasons, during the second quarter of 2005, the Company determined to write down the carrying value of the idle equipment held by its subsidiary, Liquidmetal Korea, to its net realizable value. The write-down during the quarter ended June 30, 2005 amounted to $1,741 and is included in operating expenses as “Impairment of long lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005.  Total amount of idle equipment remaining was $178 and $194 as of December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, the Company disposed of $7 of idle equipment as part of the equipment purchase agreement and transfer agreement regarding Weihai operations with Grace Metal (see Note 20).  During the year ended December 31, 2006, the Company disposed of $12 of its idle equipment for proceeds of $104.  The resulting gain of $92 is included in other income.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

8. Other Intangible Assets

Intangiable assets consist of the following:

	December 31,
	2007	2006

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,404	1,309
Trademarks	85	85
Total	2,055	1,960
Accumulated amortization	$(913)	(790)
Total intangible assets, net	$1,142	$1,170

Amortization expense was $123, $119, and $117 for the years ended December 31, 2007, 2006, and 2005, respectively.   The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2008	121
2009	118
2010	116
2011	114
2012	102

Accumulated Amortization for the years ended December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006

Purchased and licensed patent rights	$(289)	$(251)
Internally developed patents	(579)	(502)
Trademarks	(45)	(37)
Total	$(913)	$(790)

The weighted average amortization periods for each of the years ended December 31, 2007, 2006, and 2005, is as follows:

	December 31,
	2007	2006	2005

Purchased and licensed patent right	17	17	17
Internally developed patents	17	17	17
Trademarks	10	10	10

Purchased patent rights represent the exclusive right to commercialize the bulk amorphous alloy and other amorphous alloy technology acquired from California Institute of Technology (“Caltech”), a shareholder, through a license agreement with Caltech and other institutions. All fees and other amounts payable by the Company for these rights and licenses have been paid or accrued in full, and no further royalties, license fees or other amounts will be payable in the future under the License Agreements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

In addition to the purchased and licensed patents, the Company has internally developed patents. Internally developed patents include legal and registration costs incurred to obtain the respective patents. The Company currently holds various patents and numerous pending patent applications in the United States, as well as numerous foreign counterparts to these patents outside of the United States.

9. Other Liabilities

The other liabilities balance consists of accrued severance and operating lease costs associated with the Company’s cost reduction measures for the Tampa, Florida executive offices, a capital lease obligation for office furniture and furnishings and capital lease obligations for a SEM Microscope and a JSM Electron Microscope used in the laboratory in Rancho Santa Margarita, California.

	December 31,
	2007	2006

Accrued severance	$745	$558
Accrued operating lease costs	64	165
Accrued capital lease costs	—	6
Total	809	729

Imputed interest	—	—
Total	809	729
Less current portion	(398)	(177)
Other long term liabilities, less current portion	$411	$552

During 2003, the Company initiated activities to substantially reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses.  Certain relocating expenses associated with the move have been recorded and total liability accrued from the relocation and terminations in 2003, including the severance and lease accruals, were $64 and $165 as of December 31, 2007 and 2006, respectively.  The Company has substantially concluded all cost reduction and restructuring activities as of March 31, 2004.

All leases with an initial term greater than one year are accounted for under SFAS No. 13 Accounting for Leases. These leases are classified as either capital leases or operating leases, as appropriate.  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  At December 31, 2007, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $112, $47 and $320, respectively, and the accumulated depreciation was $112, $36 and $269, respectively.  At December 31, 2006, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $107, $47 and $289, respectively, and the accumulated depreciation was $100, $32 and $205, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

10. Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period. As of December 31, 2007 and 2006, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  As of December 31, 2007, the Company used 1% of coatings applications sales as estimate of warranties to be claimed.  During the years ended December 31, 2006 and 2007, the Company’s product warranty accrual balance had the following activity:

Balance, December 31, 2005	$634
Expense accrual	46
Warranty charges	58
Balance, December 31, 2006	$738
Expense accrual	(107)
Warranty charges	—
Balance, December 31, 2007	631

The product warranty accrual balance was included in accounts payable and accrued expenses at December 31, 2007 and December 31, 2006.

11. Notes Payable

Secured Senior Convertible Note

On August 19, 2004, the Company issued $2,855 of 6% Senior Secured Notes Due 2007 (the “July 2007 Notes”) and $2,855 of 10% Senior Secured Notes Due 2005 (the “July 2005 Notes”) in exchange for previously issued 6% Senior Convertible Notes due 2007 including placement agent costs.  The July 2005 and July 2007 Notes are convertible into Common Stock at $2.00 and $1.00, respectively.

In August 2005, the July 2005 Notes were retired and exchanged for 7% Convertible Secured Promissory Notes Due August 2007. Additionally, the July 2007 Notes were retired in July 2007.

The Company’s gross outstanding loan balance of the July 2007 Notes totaled $0 and $2,083, as of December 31, 2007 and 2006, respectively.  As of December 31, 2007 and December 31, 2006, un-amortized discounts for conversion feature and warrants totaled $0 and $391, respectively, and other asset debt issuance costs totaled $0 and $14, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $405, $750, and $1,765 for the years ended December 31, 2007, 2006, and 2005, respectively.  As of December 31, 2007, 2006, and 2005 the effective interest rate of the July 2007 Notes was 35%, 35%, 37%, respectively.

On August 9, 2005, the Company issued $9,878 in principal amount of new 7% Convertible Secured Promissory Notes due August 2007 (the “August 2007 Notes”).  The issuance consisted of $5,000 cash, exchange of $1,284 in principal amount of the previously issued July 2005 Notes, the exchange of $2,996 in principal amount of the 10% Convertible Unsecured Notes Due June 2006 (the “June 2006 Notes”), satisfaction of accrued interest and late registration fees in the amount of $589 on the July 2005 Notes, and satisfaction of accrued interest of $9 on the June 2006 Notes. The August 2007 Notes are convertible into shares of the Company’s common stock at $2.00 per share.

In July 2007, the August 2007 Notes were retired.

As of December 31, 2007 and 2006, our gross outstanding loan balance of the August 2007 Notes totaled $0 and $9,878, respectively.  As of December 31, 2007 and 2006, un-amortized discounts for beneficial conversion feature and warrants totaled $0 and $2,441, respectively, and other asset debt issuance costs totaled $0 and $139, respectively, and contra liability debt issuance cost totaled $0 and $172, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $2,114, $4,078 and $1,913 for the years ended December 31, 2007, 2006, and 2005, respectively.  As of December 31, 2007, 2006, and 2005, the effective interest rate for the August 2007 Notes was 54%.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in a gain of $354, $339, and $3,849 for the years ended December 31, 2007, 2006, and 2005, respectively.  The fair value of conversion feature outstanding at December 31, 2006 of $619 was computed using the Black-Scholes model under the following assumptions: (1) 0.59 year; (2) volatility of 55%, (3) risk free interest of 5.00% and dividend rate of 0%.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

Unsecured Subordinated Note

On March 17, 2006, the Company issued a $1,000 10% subordinated promissory note due October 16, 2006 (the “October 2006 Note”) to Atlantic Realty Group, Inc., a company controlled by Jack Chitayat, a former director of the Company.  The October 2006 Note has been retired during the first quarter of 2007.

As of December 31, 2007 and 2006, our gross outstanding loan balance of the October 2006 Note totaled $0 and $1,000, respectively, and is included in short-term debt.  Interest expense for the amortization of discount on the note was $0 and $84 for the years ended December 31, 2007 and 2006, respectively.

On May 17, 2006, September 21, 2006, and December 1, 2006, the Company issued 8% unsecured subordinated notes due August 2007 in the aggregate principal amount of $4,584 (the “August 2007 Subordinated Notes”).  The August 2007 Subordinated Notes are unsecured and became due August 2007.

In January 2007, $900 of August Subordinated 2007 Notes and $46 of accrued interest was retired as of December 31, 2007.

Further, as part of a private placement offer in January 2007, $925 of August Subordinated 2007 Notes and $45 of accrued interest were exchanged for 8% Convertible Subordinated Notes due January 2010 (see Convertible Subordinated Notes below).

As of December 31, 2007 our gross outstanding loan balance of the August 2007 Subordinated Notes totaled $2,659.  We intend to fully repay the amounts due under Notes.  Subsequent to December 31, 2007 and as of the filing of this report, the Company has repaid $1,650 in principal due under the August 2007 Subordinated Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Notes.  As a result, we are currently in default under the notes.  We have not received a formal notice of default and we are currently working to resolve this matter with investors holding the August 2007 Subordinated Notes.

As of December 31, 2006, our gross outstanding loan balance of the August 2007 Subordinated Notes totaled $4,584.  As of December 31, 2007 and 2006, un-amortized discounts for warrants totaled $0 and $631, respectively.  Interest expense for the amortization of discount on the note was $630 and $434 for years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007 and 2006, the effective interest rate for the August 2007 Subordinated Notes was 33%.

As part of the issuance of the August 2007 Subordinated Notes in 2006, the Company issued warrants to the purchasers of the notes and placement agents giving them right to purchase up to an aggregate of 972,964 shares of the Company’s common stock.  The warrants had an original exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  In October 2007, the Company reduced the exercise price of warrants to $1.75 and increased the outstanding warrants with certain holders of the August 2007 Subordinated Notes by 30% for an extension of the maturity of the August 2007 Subordinated Notes.   As of December 31, 2007, the exercise price of the warrants was reduced to $1.72 and $2.07 per share and total amount of warrants was increased to 1,313,380 as of December 31, 2007.  The warrants will expire on May 17, 2011.

Secured Convertible Subordinated Notes

On January 3, 2007, the Company completed a private placement of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”).  In April 2007, the placement was amended, and the Company issued $16,300 in principal amount of January 2010 Notes.  The January 2010 Notes were issued for aggregate cash in the amount of $12,850, in payment of a total of $3,377 in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible notes due August 2007 (“August 2007 Notes”) and our 8% Unsecured Subordinated notes (the “August 2007 Subordinated Notes”), and $73 cash discount.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

In April 2007, the Company entered into an amendment to the Securities Purchase Agreement, dated January 3, 2007, between the Company and the purchasers of the January 2010 Notes (“April 2007 Amendment”) providing that the Company will have until October 1, 2007 to repay approximately $15,461 of the Company’s outstanding debt under previously issued promissory notes, including the August 2007 Subordinated Notes (“Debt Satisfaction Covenant”).  The Company has not fully repaid $2,659 principal due under the August 2007 Subordinated Notes as of December 31, 2007.  As a result, the Company is not in compliance with the Debt Satisfaction Covenant and are subject to default under the January 2010 Notes.  Subsequent to December 31, 2007 and as of the filing of this report, the Company has repaid $1,650 of the principal and has outstanding $1,149 in principal and interest due under the August 2007 Subordinated Notes.   We have not received a formal notice of default under this covenant and we are currently working to resolve this matter.

The April 2007 Amendment also finalized the schedule of investors in the Private Placement to show a total of $16,300 in principal amount of Notes; decreased the conversion price of the Notes to $1.10, decreased the warrant exercise price for the warrants issued to $1.55, increased the number of shares subject to such warrants issued to equal 7,657,591, and the purchasers of the Notes consented to the Company granting a security interest in its South Korean manufacturing plant to purchasers of convertible notes in a subsequent offering, provided a  pari passu  security interest is granted to the purchasers of the Notes.

On December 28, 2007, the Company issued $1,000 of January 2010 Notes, together with warrants to purchase up to an aggregate of 909,091 and 200,000 of the Company’s common stock to purchasers of the notes and placement agents.  The warrants will expire on December 28, 2012 and are subject to exercise price adjustment for anti-dilution purposes.

In December 2007, the Company entered into agreements with two holders of the January 2010 Notes and Grace Metal, a South Korean company formed by investor groups including our former Founder and director, James Kang, and the two holders, whereby Grace Metal would assume the liabilities due under the January 2010 Notes, including principal, interest, and fees due to the two holders totaling $434.  In connection with the assumption of the liabilities by Grace Metal, warrants to purchase 179,620 shares of our common stock held by the holders were cancelled (see Note 20).

The January 2010 Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in the form of additional January 2010 Notes (in which case the interest rate will be 10% per annum). The ability to pay interest with additional January 2010 Notes is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. From and after an event of default under the January 2010 Notes and for so long as the event of default is continuing, the January 2010 Notes will bear default interest at a rate of 12% per annum (or 15% per annum if we elect to pay interest with additional January 2010 Notes).  In December 2007, the Company issued $971 of additional January 2010 Notes for accrued interest and late registration fees.

Beginning July 31, 2008 and at the end of each month thereafter, the Company will be required to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at the Company’s election, with shares of our common stock.  The January 2010 Notes and are subordinate to certain secured financing from commercial lenders incurred by the Company in the future.

In connection with the January 2007 private placement, the Company entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which the Company is be subject to monetary penalties up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. As of December 31, 2007, an aggregate of $682 in monetary penalties under the Registration Rights Agreement had already been paid to investors in the form of additional notes, while an additional $188 in such penalties were accrued but unpaid.

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

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

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

The change in the fair value of the conversion feature liability resulted in a gain of $5,393 for the year ended December 31, 2007. The fair value of conversion feature outstanding at December 31, 2007 of $2,083 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.6 to 2.0 years; (2) volatility of 63%, (3) risk free interest of 3.05% to 3.34% and dividend rate of 0%.

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

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $17,797 as of December 31, 2007.  As of December 31, 2007, un-amortized discounts for conversion feature, warrants, and cash discount totaled $10,471, and other asset debt issuance costs totaled $967.  Interest expense for the amortization of debt issuance cost and discount on note was $2,117 for the year ended December, 2007.  As of December 31, 2007, the effective interest rate of the January 2010 Notes was 65%.

The following is a repayment schedule of the January 2010 based on maturity date of the notes:

January 2010 Notes
Repayment Schedule	Minimum
December 31,	Payments

2008	$2,966
2009	5,932
2010	8,899

Total	$17,797

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

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

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

For the year ended December 31, 2007, the Company borrowed $11,943 and repaid $12,604 under the Agreement.  The total outstanding advance made under the agreement is $1,008 and $1,669 as of December 31, 2007 and December 31, 2006, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 8.95% for the year ended December 31, 2007.  As of December 31, 2007, the Company’s availability for future borrowing under the agreement is $3,992 which is contingent on approval of eligible receivables by the financing company.

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of December 31, 2007, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance through February 2008.  Principal payments made to Kookmin Bank totaled $1,350 and $994 for the year ended December 31, 2007 and 2006, respectively, which includes $5 and $207 of foreign exchange translation loss for the year ended December 31, 2007 and 2006, respectively.  The outstanding loan balance totaled $451 and $1,796, of which $451 and $225 is included in current portion of long-term debt, as of December 31, 2007 and 2006, respectively. Subsequent to December 31, 2007 and as of the filing of this report, the Company repaid $242 of principal and accrued interest due under the Kookmin Note and has approximately $209 of principal and accrued interest outstanding.

The notes payable from Kookmin Loan as of December 31, 2007 and 2006 and the activity for the year ended December 31, 2005 is shown in the following table:

	December 31,			December 31,
	2006	Borrowings	Repayments	2007

Kookmin Loan 9.2%, principal $5,488	$1,796	$—	$(1,345)	$451

Kookmin Repayment Schedule	Minimum
December 31,	Payments

2008	$451
Total	$451

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $83 for the year ended December 31, 2007.

The Company retains a 69.25% ownership interest in LMC, C3  Capital Partners (“C3”) holds a 19% ownership interest, Larry Buffington, the Company’s President and CEO, (who also serves as the President and CEO of LMC) holds a 10% ownership interest, and CRESO Capital Partners (the Company’s financial advisor in the Transaction) holds a 1.75% ownership interest.  The equity interests acquired by C3 and issued to CRESO were not considered a discount to debt, as the unconsolidated net assets of LMC were deemed to have an initial value of $0 upon closing of the Transaction for financial accounting purposes.  Further, LMC is fully responsible for the repayment of debt obligations.

Midwest Debt

In connection with the Transaction, LMC entered into a Loan Agreement, dated July 24, 2007 (the “Loan Agreement”), with Bank Midwest, N.A. (“Midwest”).  The Loan Agreement provides for total loan availability of $5,500, consisting of a $4,000 term loan with an annual interest rate of 8.48% and a revolving loan of up to $1,500 with a variable interest equal to prime rate as published in the Wall Street Journal. Interest payments are due monthly.  The term loan has a maturity date of July 20, 2011.  The revolving loan allows for borrowings up to $1,500 and has a maturity date of July 20, 2008.  Borrowing availability under the revolving loan is based in a percentage of LMC’s eligible receivables and eligible inventory, and the initial advance under the revolving loan was $1,000 on July 24, 2007.  LMC’s obligations under the Loan Agreement are secured by a blanket security interest in all of LMC’s assets and the Company’s equity interest in LMC, and pursuant to an intercreditor agreement between the C3 and Midwest. Midwest’s security interest in the assets is senior to C3’s security interest in the same assets.

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

As of December 31, 2007, the gross outstanding loan balance under the term loan and revolving loan totaled $3,688 and $1,130, respectively, which are presented as long term debt and short term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $143 and $37, respectively, for the year ended December 31, 2007.

Midwest Debt term loan
Repayment Schedule	Minimum
December 31,	Payments

2008	$855
2009	1,000
2010	1,104
2011	729
Total	$451

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

Additionally, LMC entered into a Promissory Note, dated August 29, 2007 (the “Capital Loan”), with Midwest to provide for $49 with an annual interest of 8.25% to be used towards the purchase of a company truck.  The Capital Loan has a maturity date of September 1, 2012.  LMC is required to make monthly principal and interest payments of $1 per month.  As of December 31, 2007, the gross outstanding loan balance under the Capital Loan totaled $44, which is presented as short term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the term loan and revolving loan totaled $1 for the year ended December 31, 2007.

Capital loan
Repayment Schedule	Minimum
December 31,	Payments

2008	$6
2009	9
2010	10
2011	11
2012	8
Total	$44

C3 Debt

In the Transaction, LMC also entered into a Securities Purchase Agreement, dated July 24, 2007 (the “Securities Purchase Agreement”), with C3 Capital Partners, L.P. (“C3”), C3 Capital Partners II, L.P. (“C3 II”, and with C3, the “C3 entities”), and Liquidmetal Coatings Solutions, LLC, a wholly owned subsidiary of LMC that will operate the thermal spray coatings business (“LMCS”).  Pursuant to the Securities Purchase Agreement, LMC issued to the C3 entities subordinated promissory notes in the aggregate principal amount of $6,500 (the “Subordinated Notes”). Under the Securities Purchase Agreement, the C3 entities have the right, beginning on the July 24, 2012 (or, if earlier, upon a default by LMC under the Subordinated Notes or Securities Purchase Agreement) to require LMC to purchase the C3 entities’ membership interests in LMC for a purchase price equal to their pro rata portion of the greater of (i) the appraised fair market value of LMC or (ii) six times LMC’s trailing 12-month earnings before interest taxes, depreciation, and amortization, less funded debt.

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $6,557 as of December 31, 2007.  Interest expense incurred under the Subordinated Notes totaled $344 for year ended December 31, 2007.

C3 Notes
Repayment Schedule	Minimum
December 31,	Payments

2008	$—
2009	—
2010	—
2011	—
2012	6,557
Total	$6,557

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

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

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

Warrants

As of December 31, 2007, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

1,039,255	$1.72	June 13, 2010
125,000	1.55	March 17, 2009
3,353,486	1.72	August 2, 2010
452,859	1.72	May 17, 2011
860,521	2.07	May 17, 2011
7,477,971	1.55	January 3, 2012
1,109,091	1.55	December 28, 2012
14,418,183

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in gains of $4,923, $279, and $3,985 for the years ended December 31, 2007, 2006, and 2005.  The fair value of warrants outstanding at December 31, 2007 of $2,583 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.21 to 4.99 years; (2) volatility of 63%, (3) risk free interest of 3.07% to 3.45%, and dividend rate of 0%.  The fair value of the warrants outstanding at December 31, 2006 of $2,662 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.21to 4.38 years; (2) volatility of 55%; (3) risk free interest of 4.70% to 4.82% and dividend rate of 0%.

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

On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan.  As of December 31, 2007, there are 2,350,955 options outstanding under the 2002 Equity Plan.

In 2006, certain of our current and former non-employee directors and our former Chief Executive Officer were given the opportunity to receive 138,397 shares of stock at prices ranging from $0.88 to $1.50 per share under the 2002 Equity Plan in lieu of past-due director and consulting fees that were due to them for fiscal year 2006 and 2005.

Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, our board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the Plan. No additional options may be granted under the 1996 Company Plan. As of December 31, 2007, there were 3,224,683 options outstanding under the 1996 Company Plan.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

On April 4, 2002, our shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There are 400,000 options outstanding under the 2002 Director Plan as of December 31, 2007.

Additionally, the Company has 2,221,508 options outstanding at December 31, 2007 which were granted outside the 1996 Company Plan, 2002 Equity Plan and 2002 Director Plan.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $643 and $1,075 for the year ended December 31, 2007 and 2006, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing a $643, or $0.01 per share, increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes.  Accordingly, we have not restated prior period amounts.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the  assumptions noted in the following table.  Expected volatilities are based on historical volatility expected over the expected life of the options.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is represents the period of time that options granted are expected to be outstanding.  Actual forfeitures were used for years ended December 31, 2007, 2006, and 2005.  The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

	December 31,
	2007	2006	2005

Expected volatility	58% - 100%	100%	100%
Expected dividends	—	—	—
Expected term (in years)	5 - 6	5	5
Risk-free rate	3.84% - 4.68%	4.3% - 4.82%	3.6% - 4.3%

Stock-based compensation expense was recognized as follows for the year ended December 31, 2007:

	In accordance with
	APB Opinion	SFAS
	No. 25	No. 123R	Total

General and administrative	$—	$643	$643
Research and development	—	—	—
Total	$—	$643	$643

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

Stock-based compensation expense was recognized as follows for the year ended December 31, 2006:

	In accordance with
	APB Opinion	SFAS
	No. 25	No. 123R	Total

General and administrative	$—	$1,075	$1,075
Research and development	—	—	—
Total	$—	$1,075	$1,075

Stock-based compensation expense was recognized as follows for the year ended December 31, 2005:

	In accordance with
	APB Opinion	SFAS
	No. 25	No. 123	Total

General and administrative	$—	$41	$41
Research and development	—	—	—
Total	$—	$41	$41

The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2004	7,375,509	4.72
Granted	1,048,165	2.18
Exercised	—	—
Forfeited	(429,919)	3.43
Options outstanding at December 31, 2005	7,993,755	4.45
Granted	992,500	1.42
Exercised	—	—
Forfeited	(1,193,664)	2.56
Options outstanding at December 31, 2006	7,792,591	4.35
Granted	1,334,565	0.08
Exercised	—	—
Forfeited	(930,010)	2.00
Options outstanding at December 31, 2007	8,197,146	$4.04	4.8
Options vested or expected to vest at December 31, 2007	8,061,154	$5.01	4.9	$—
Options exercisable at December 31, 2007	6,263,146	$4.93	3.2	$—

The weighted average fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $0.81, $1.10, and $1.74, respectively.  There were 6,263,146 options with a weighted average exercise price of $4.93 exercisable at December 31, 2007, there were 6,352,670 options with a weighted average exercise price of $4.88 exercisable at December 31, 2006, and 6,451,364 options with a weighted average exercise price of $4.87.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date (measurement date).  Such options totaled 734,927 with a weighted average fair value of $7.56 were outstanding at December 31, 2007 and 2006.

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Numbers of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.00 - $1.55	2,120,040	8.10	$0.97	532,540	$1.19
1.56 - 3.10	1,530,356	4.40	2.42	1,207,856	2.48
3.11 - 4.65	1,694,163	3.10	4.62	1,672,163	4.63
4.66 - 6.20	2,580,646	3.40	6.20	2,580,646	6.20
6.21 - 7.75	—	—	—	—	—
7.76 - 9.30	—	—	—	—	—
9.31 - 10.85	10,000	5.00	9.81	8,000	9.81
10.86 - 12.40	190,326	3.60	12.40	190,003	12.40
12.41 - 13.95	—	0.00	0.00	—	0.00
13.96 - 15.50	71,938	4.40	15.00	71,938	15.00
Total	8,197,469			6,263,146

14. Discontinued Operations

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

There were no assets associated with discontinued retail golf operations at December 31, 2004 and 2005, and there were no gain or loss resulted from the discontinued operations for the years ended December 31, 2007, 2006, and 2005.

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

Liquidmetal Golf previously applied Accounting Principles Board (“APB”) Opinion No. 25 for options when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant.  As permitted, the Company had previously elected to adopt provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation for options granted to non-employees who perform services for the Company and the disclosure-only provisions of options granted to employees. There was no compensation expense recorded during the years ended December 31, 2007, 2006, and 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method for outstanding option.  Under this method, the Company would recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts.  There were no charges for stock compensation related to amortization of the fair value of restricted stock as the outstanding options were fully vested as of December 31, 2005 and no new grants were made during the years ended December 31, 2007 and  2006.

The following table summarizes Liquidmetal Golf’s stock option transactions for the three years ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(in thousands)
Options outstanding at December 31, 2004	88,700	8.80
Granted	—	—
Exercised	—	—
Forfeited	(10,500)	13.71
Options outstanding at December 31, 2005	78,200	8.14
Granted	—	—
Exercised	—	—
Forfeited	(78,200)	8.14
Options outstanding at December 31, 2006	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2007	—	$—	—	$—
Options vested or expected to vest at December 31, 2007	—	$—	—	$—
Options exercisable at December 31, 2007	—	$—	—	$—

There were no options exercisable at December 31, 2007 and 2006.  There were 78,200 options with a weighted average exercise price of $8.14 exercisable at December 31, 2005.

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date. Such options totaled 10,000 with weighted average fair values of $5.74, were outstanding at December 31, 2005.

15. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2007	2006

Loss carry forwards	$36,577	$40,862
Other	2,227	2,272
Total deferred tax asset	38,804	43,134
Valuation allowance	(38,804)	(43,134)
Total deferred tax asset, net	$—	$—

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2007	2006	2005
			(Restated)

Expected federal tax benefit	(34)%	(34)%	(34)%
State tax expense, net of expected federal tax benefit	0%	(4)%	0.00%
Foreign loss not subject to U.S. federal income tax	33%	7%	42%
Net operating loss utilized or expired	88%	—	—
Other	0%	(38)%	0%
Increase (decrease) in valuation allowance	(87)%	70%	(8)%
Total tax provision	0.00%	0.00%	0.00%

As of December 31, 2007, the Company had approximately $99 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2008 through 2028. In addition, the Company has California state NOL carryforwards of approximately $52 expiring in 2008 through 2018. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2007, Liquidmetal Technologies, Inc. had approximately $61 in federal NOL carryforwards, expiring in 2008 through 2028 and Liquidmetal Golf, Inc. had approximately $38 in federal NOL carryforwards, expiring in 2013 through 2028.

As of December 31, 2007, the Company had approximately $171 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2022 through 2028.  In addition, the Company has California R&D credit carryforwards of approximately $241, which do not expire under current California law.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the year ended December 31, 2007.

Tax years 2004 through 2007 and 1997 through 2007 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

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

LUQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands, except share data)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals

Year ended December 31, 2007
Revenue to external customers	$14,393	$14,629	$29,022
Gross profit (loss)	5,638	(3,075)	2,563
Total segment income (loss)	3,337	(4,386)	(1,049)
Total identifiable assets at end of period	14,557	7,956	22,513

Year ended December 31, 2006:
Revenue to external customers	$9,419	$18,250	$27,669
Gross profit (loss)	3,879	1,372	5,251
Total segment income (loss)	3,075	(1,815)	1,260
Total identifiable assets at end of period	—	20,286	20,286

Year ended December 31, 2005:
Revenue to external customers	$5,894	$10,471	$16,365
Gross profit (loss)	2,505	(1,269)	1,236
Total segment income (loss)	1,746	(7,747)	(6,001)
Total identifiable assets at end of period	1,199	16,474	17,673

Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:

	Years ended December 31,
	2007	2006	2005
			(Restated)

Total segment income (loss) before interest expense and discontinued operations	$(1,049)	$1,260	$(6,001)
General and administrative expenses, excluded	(6,206)	(6,349)	(6,904)
Consolidated loss before interest, other income, income taxes, and discontinued operations	(7,255)	(5,089)	(12,905)
Loss from extinguishment of debt	(648)	—	(1,247)
Change in value of warrants, gain	4,923	279	3,985
Change in value of conversion feature, (loss) gain	6,965	(226)	9,118
Interest expense	(9,364)	(9,509)	(6,021)
Interest income	123	23	17
Minority interests	(384)
Consolidated net loss	$(5,640)	$(14,522)	$(7,053)

LUQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands, except share data)

Included in bulk alloy segment income is $226 of other income from gain on disposal of assets in connection with the equipment purchase agreement and transfer agreement of the Weihei operations to Grace Metal (see Note 20). Included in bulk alloy segment net income for the year ended December 31, 2006 is $572, of other income recognized from $480 gain on termination of a distribution agreement in March 2006 (see Note 18) and $92 gain on disposal of idle equipment in June 2006 (See Note 7).

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters. These expenses primarily include corporate salaries, consulting, professional fees and facility costs. Research and development expenses are included in the operating costs of the segment that performed the research and development.

Reconciling information for the balance sheets between reportable segments and the Company’s consolidated totals is shown in the following table:

	2007	2006

Total segment assets	$19,339	$20,286
Cash and cash equivalents	1,055	118
Prepaid expenses and other current assets	785	375
Other property, plant and equipment	123	266
Intangibles, net	1,120	1,170
Other assets	91	29
Total consolidated assets	$22,513	$22,244

Assets excluded from segments include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company’s intangible assets, consisting primarily of the Company’s patents and trademarks.

Certain customers accounted for more than 10% of revenues from continuing operations as follows:

	2007	2006	2005

Samsung	2%	5%	10%
Flextronics Manufacturing, LTD	6%	13%	8%
Grant Prideco	10%	5%	2%
Liquidmetal Korea (Grace Metal)	12%	0%	0%

Revenues from sales to companies in the United States were $15,003, $12,142, and $8,536 during the years ended December 31, 2007, 2006, and 2005, respectively. The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the year ended December 31, 2007, 2006, and 2005 the Company had revenue on sales to companies outside of the United States of $14,019, $15,527, and $7,829, respectively, of which $7,850, $3,211, and $5,047 represented sales to companies located in South Korea, respectively.

Long-lived assets include net property, plant, and equipment and net intangible assets. The Company had long-lived assets of $1,613, and $1,439 located in the United States at December 31, 2007 and 2006, respectively. The Company had long-lived assets of $8,935 and $11,799 located in South Korea at December 31, 2007 and 2006, respectively. Further, the Company has long lived assets located in China of $0 and $221 at December 31, 2007 and 2006, respectively, as a result of a post-processing plant opened August 2004 (see Note 1).

LUQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands, except share data)

17. Income (Loss) Per Common Share

Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

	For the Years Ended December 31,
	2007	2006	2005

Weighted average basic shares	44,730,091	43,809,339	41,833,058
Effect of dilutive securities:
Stock options	—	—	—
Conversion of notes payable	—	—	—
Weighted average diluted shares	44,730,091	43,809,339	41,833,058

Options to purchase 8,197,146 shares of common stock at prices ranging from $0.75 to $15.00 per share were outstanding at December 31, 2007, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Options to purchase 7,792,591 shares of common stock at prices ranging from $0.77 to $15.00 per share were outstanding at December 31, 2006, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Options to purchase approximately 7,993,755 shares of common stock at prices ranging from $0.88 to $15.00 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

Warrants to purchase 14,418,183 shares of common stock between $1.55 and $2.07 per share outstanding at December 31, 2007 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Warrants to purchase 4,875,778 shares of common stock between $2.00 and $2.58 per share outstanding at December 31, 2006 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Warrants to purchase 4,986,028 shares of common stock between $2.00 and $4.65 per share outstanding at December 31, 2005 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

16,179,548 shares of common stock issuable upon conversion of the Company’s senior convertible notes with conversion prices of $1.10 per share outstanding at December 31, 2007 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive. 7,021,935 and 7,308,685 shares of common stock issuable upon conversion of the Company’s senior convertible notes with conversion prices between $1.00 and $2.00 per share outstanding at December 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.

18. Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

LUQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands, except share data)

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

In March 1996, the Company entered into a distribution agreement whereby it granted to a third party exclusive rights to market and sell golf products incorporating Liquidmetal Technology to certain Japanese sporting equipment companies. The third party paid the Company a $1,000 distribution fee as part of this agreement, of which a portion was refundable according to a formula based on the gross profit earned by the third party. The remaining unearned distribution fee of $830 had not been refunded. On March 28, 2003, the distribution agreement was terminated and the Company entered into a new agreement to pay to the same third party a commission on the net sales price of all Liquidmetal golf equipment that is shipped by the Company or its affiliates to Japanese golf companies for sale into the Japanese end-market. This commission was to be applied to golf equipment shipped by the Company or its affiliates during the period beginning on March 28, 2003 and ending on March 28, 2006. If, by March 28, 2006, the Company has not paid $350 in commission payments, the balance between commission paid and $350 were to be paid by April 30, 2006, thereby guaranteeing the third party a $350 minimum payment during the term of the agreement. As of December 31, 2007 the Company has paid $35 of commission and $315 remains as liability and is included in accounts payable and accrued liabilities. Further, the Company recognized net balance of the unearned distribution fee of $480 as other income during the year ended December 31, 2006. The Company is currently is in the process of renegotiating the distribution agreement with the same third party to settle the balance.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI. Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture. During year ended December 31, 2007 and 2006, the Company recognized revenues of $103 and $702, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture.

LUQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands, except share data)

Operating Leases

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

Minimum
December 31,	Payments

2008	$269
2009	247
2010	230
2011	215
2012	87
Total	$1,048

Rent expense was $464, $449, and $508 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

In December 2006, the Company entered into an amended the license agreement with LLPG, which extends the license agreement to fifteen years at reduced royalty rates.  Additionally, the amended license agreement includes a $400 termination fee. The Company recognized $50 of revenue as minimum royalty fees under the licensing agreement during the year ended December 31, 2007.

As of December 31, 2007, Mr. Chitayat held interests in $ $2,500 of 8% Convertible Subordinated Notes due January 2010 and held a total of 906,819 exercisable warrants through entities related to Mr. Chitayat.

The Company has a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the years ended December 31, 2007, 2006 and 2005, amounted to $60, $50 and $20, respectively.

LUQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands, except share data)

Additionally, the Company is a party to a consulting agreement with Mr. Johnson. Under this agreement, Mr. Johnson provides consulting services on an as-needed basis through 2004 as it relates to marketing and development Liquidmetal alloy. During 2005, the agreement continued on a month to month basis. In April 2006, the Company entered into an agreement with Mr. Johnson effective from January 1, 2006 through December 31, 2006. During the years ended December 31, 2007, 2006 and 2005, the Company incurred $60, $60 and $15 in consulting fees from Mr. Johnson, respectively.

The Company is a party to a consulting agreement with Chitnis Consulting, Inc., which is owned 100% by Shekhar Chitnis, a former director and executive officer of the Company. Under this agreement, the Company engaged Chitnis Consulting to provide consulting services on an as-needed basis through December 31, 2005. On January 1, 2006, the term of the agreement was extended to December 31, 2006 and on January 1, 2007, the term of the agreement was once again extended to December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the Company incurred $0, $0 and $53 in consulting fees from Chitnis Consulting, respectively.

Soo Buchanan, the sister of John Kang, was employed by the Company and was paid aggregate compensation of approximately $0, $0 and $104 as of December 31, 2007, 2006 and 2005, respectively.  Effective, July 31, 2005, Ms. Buchanan was terminated as an employee and began providing services to the Company as a consultant. During 2007, 2006 and 2005, the Company incurred $94, $116 and $24, respectively, for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $110, $110 and $103 as of December 31, 2007, 2006 and 2005, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302. Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006. As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004. The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002. As of December 31, 2007 and 2006, the outstanding amount of the receivable was $178 and $235, respectively, which is included in other assets. Mr. Kang has paid $57 and $0 during 2007 and 2006, respectively, and is currently in negotiation with the Board of Directors on a payment plan for the remaining liability.

As of December 31, 2007 and 2006, Mr. Cho, a member of our Board of Directors, held $467 of the convertible subordinated notes and $620 of senior convertible notes, respectively and held 305,918 and 92,584 exercisable warrants as of December 31, 2007 and 2006, respectively.

During the year ended December 31, 2006, Ricardo Salas, the Company’s former Chief Executive Officer, advanced the Company $550 to cover short-term liquidity needs. The Company paid $100 to Mr. Salas using 7.75% interest rate and on December 1 2006, the remaining balance of $450 and accrued interest of $9 was converted into the unsecured subordinated notes. As of December 31, 2007 and 2006, Mr. Salas held $0 and $310 of senior convertible notes, respectively, and $259 and $559 of the unsecured subordinated notes, respectively. He also held a total of 374,691 and 154,529 of exercisable warrants as of December 31, 2007 and 2006, respectively.

On June 1, 2007, the Company entered into a transaction with Grace Metal (“GM”), under which (i) GM agreed to purchase from us various equipment (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) we granted GM a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea. GM was formed by an investor group that includes the former Founder and director of the Company, James Kang, who is also the brother of John Kang, Chairman of the Board of our company. Under an equipment purchase agreement between us and GM, GM agreed to buy the purchased equipment for a total purchase price of $2,000, of which $577 were received as of December 31, 2007. The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate our continuing manufacturing needs, and it also provides that the Company will retain a security interest in the purchased equipment until full payment of the purchase price.

LUQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands, except share data)

In consideration of the license agreement with GM, the Company will be entitled to royalty of 10% of GM’s net sales of licensed products (unless GM’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith). The agreement provides that the Company may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $500 or more per year. The agreement also provides that GM will be required to purchase all alloy feedstock from us, and the Company will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.

Additionally, effective June 1, 2007, the Company discontinued our post-processing operation in Weihai, China and transferred our manufacturing staff and equipment in Weihai to GM under an amendment to the equipment purchase agreement with GM. Further, the Company transferred certain of our manufacturing staff from our South Korean plant to GM. As a result, GM assumed $370 of accrued severance liability for the transferred employee. The equipment purchase agreement and the transfer agreement regarding our Weihai operations resulted in a total net gain of $226, which is recorded as other income.

The Company has also changed the name of its South Korean subsidiary to Liquidmetal Technologies Korea Co., Ltd, which was formerly Liquidmetal Korea Co., Ltd. GM assumed the name Liquidmetal Korea to conduct business in South Korea.

The Company purchased production supplies and outsourced production of certain bulk alloy production with GM, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of the Company and the brother of our current Chairman. The Company purchased a total of $650 and $466 for the year ended December 31, 2007 and 2006, respectively, of which $0 and $10 is included in accounts payable and accrued liabilities at December 31, 2007 and 2006, respectively. The Company recognized revenue from sales of raw materials and royalties for a total of $3,392 for the year ended December 31, 2007, of which $401 is included in accounts receivable.

Effective October 20, 2006, Mr. Kang began providing services to the Company as a consultant, which would have continued through December 31, 2009. On December 31, 2007, the terms of the consulting agreement were accelerated whereby the remaining two years of Mr. Kang’s consulting fees were settled for $435.

In December 2007, the Company entered into agreements with two holders of our convertible subordinated notes (the “January 2010 Notes”) and GM, a South Korean company formed by investor groups including our former Founder and director, James Kang, and the two holders, whereby GM would assume the liabilities due under the January 2010 Notes, including principal, interest, and fees due by our company to the two holders totaling $434 and the Company released obligations due from GM for outstanding trade accounts receivables. In connection with the assumption of the liabilities by Grace Metal, warrants to purchase 179,620 shares of our common stock held by the holders were cancelled.

21. Subsequent Event

On February 22, 2008, Liquidmetal Coatings, LLC (“LMC”) completed a transaction under which it issued and sold $2,500 in preferred membership units to two existing holders of LMC common membership units.  LMC is a majority owned subsidiary of Liquidmetal Technologies, Inc. (the “Company”), and the preferred membership units were sold to two minority members of LMC.  Immediately following the sale of the preferred membership units, the subscription proceeds (after a 1% transaction fee) were distributed to LMC’s common unit members, and as a result of such distribution, the Company received approximately $1.7 million in the distribution.  The preferred units issued by LMC have an accruing priority return of 14% per year and are redeemable by the preferred holders on the fourth anniversary of the issue date, and if LMC fails to redeem the preferred units on or before the second anniversary of the issue date, the preferred units will receive an additional distribution equal to 200 common membership units (equal to 2% of the currently outstanding common units) per quarter until the preferred units are redeemed in full.

During January and February 2008, the Company paid a total of $1,650 of principal due under its 8% unsecured subordinated notes due August 2007 along with $222 of interest accrued related to the notes.

Schedule II – Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Write-offs and Payments	Balance at End of Period

Allowance for doubful accounts
Year ended December 31, 2007	$82	$7	$—	$89
Year ended December 31, 2006	61	47	(26)	82
Year ended December 31, 2005	108	(6)	(41)	61

Product warranty accrual
Year ended December 31, 2007	$738	$—	$(107)	$631
Year ended December 31, 2006	634	46	58	738
Year ended December 31, 2005	519	101	14	634

Deferred tax asset valuation allowance *
Year ended December 31, 2007	$43,134	$—	$(4,330)	$38,804
Year ended December 31, 2006	32,771	10,363	—	43,134
Year ended December 31, 2005	33,477	—	(706)	32,771

*    The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2007, 2006, and 2005, respectively.