Form 10-Q/A
period 2008-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2008-08-19
CIK 1141240

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

LIQUIDMETAL TECHNOLOGIES, INC.

AMENDMENT NO. 1 TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the U.S. Securities and Exchange Commission (SEC) on May 15, 2008, to restate our financial statements to properly account for the preferred units transaction made by our subsidiary, Liquidmetal Coatings, LLC (“LMC”) in February 2008 (See Note 10 to the condensed consolidated financial statements).  Additionally, reclassifcations to our financial statements have been made for consistent presentation of our prepaid expenses and other current assets, accounts payable and accrued expenses, long term debt, other expense, and interest expense.  The amendment does not reflect events occurring after the filing of the originally filed Form 10-Q, and except for the foregoing, no other changes were made to the originally filed Form 10-Q.

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
	(unaudited)
	(restated)
ASSETS

Current assets:
Cash and cash equivalents	$234	$1,180
Trade accounts receivables, net of allowance for doubtful accounts of $217 and $89	4,453	5,165
Inventories	1,836	2,298
Prepaid expenses and other current assets	385	708
Total current assets	6,908	9,351
Property, plant and equipment, net	9,321	9,730
Idle equipment	168	178
Other intangibles, net	1,105	1,142
Investment in joint venture	306	306
Other assets	1,714	1,806
Total assets	19,522	22,513

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	8,155	8,056
Deferred revenue	244	316
Short-term debt	1,805	2,182
Long-term debt, current portion, net of debt discounts of $2,455 and $838	4,132	6,092
Warrant liabilities	2,477	2,583
Conversion feature liabilities	1,860	2,083
Other liabilities, current portion	54	398
Total current liabilities	18,727	21,710

Long-term debt, net of current portion and debt discounts of $7,365 and $9,634	15,156	14,588
Other long-term liabilities, net of current portion	390	411
Total liabilities	34,273	36,709

Minority interests	544	384

Shareholders’ deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,726,295 issued and outstanding at March 31, 2008 and December 31, 2007	45	45
Additional paid-in capital	139,790	137,293
Accumulated deficit	(157,462)	(154,710)
Accumulated other comprehensive income	2,332	2,792
Total shareholders’ deficiency	(15,295)	(14,580)

Total liabilities and shareholders’ deficiency	$19,522	$22,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(restated)

Revenue	$6,768	$5,067
Cost of sales	4,901	6,441

Gross profit (loss)	1,867	(1,374)

Operating expenses
Selling, general, and administrative	1,875	2,532
Research and development	258	263
Total operating expenses	2,133	2,795
Loss from operations	(266)	(4,169)

Loss from extinguishments of debt	—	(648)
Change in value of warrants, gain	106	3,692
Change in value of conversion feature, gain	222	4,344
Otther expense	(17)	—
Interest expense	(1,703)	(2,763)
Interest income	2	61

(Loss) income before minority interest	(1,656)	517

Minority interests	(160)	—

(Loss) income from continuing operations	(1,816)	517

Net (loss) income	(1,816)	517

Other comprehensive (loss) income:
Foreign exchange translation loss	(460)	(222)
Comprehensive (loss) income	$(2,276)	$295

Net (loss) income per share basic and diluted:
(Loss) income per share basic and diluted	$(0.04)	$0.01

Number of weighted average shares - basic and diluted	44,726	44,925

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2008

(in thousands, except per share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (loss)	Total

Balance, December 31, 2007	44,726,295	$45	$137,293	$(154,710)	$2,792	$(14,580)
Stock-based compensation	—	—	168	—	—	168
Foreign exchange translation gain	—	—	—	—	(460)	(460)
Cash distribution to minority interests	—	—	—	(936)	—	(936)
Preferred Units capital account of subsidiary	—	—	2,329	—	—	2,329
Net loss	—	—	—	(1,816)	—	(1,816)
Balance, March 31, 2008 (unaudited)	44,726,295	$45	$139,790	$(157,462)	$2,332	$(15,295)
(unaudited) (as restated)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(restated)

Operating activities:
Net (loss) income	$(1,816)	$517

Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities:
Gain on disposal of asset	21	1
Minority interests in income of consolidated subsidiary	160	—
Depreciation and amortization	381	881
Loss on extinguishment of debt	—	648
Amortization of debt discount	760	1,735
Stock-based compensation	168	229
Bad debt expense	(15)	(17)
Warranty expense	(11)	207
Gain from change in value of warrants	(106)	(3,692)
Gain from change in value of conversion feature	(222)	(4,344)

Changes in operating assets and liabilities:
Trade accounts receivable	727	865
Inventories	462	1,224
Prepaid expenses and other current assets	323	(231)
Other assets	(17)	(1,109)
Accounts payable and accrued expenses	109	(2,314)
Deferred revenue	(72)	(77)
Other liabilities	(366)	32
Net cash provided by (used in) operating activities	486	(5,445)

Investing Activities:
Purchases of property and equipment	(100)	(5)
Proceeds from the sale of property and equipment	(17)	10
Investment in patents and trademarks	(14)	(16)
Investment in joint venture	—	(217)
Net cash used in investing activities	(131)	(228)

Financing Activities:
Proceeds from borrowings	4,712	19,894
Repayment of borrowings	(7,111)	(9,265)
Proceeds from issuance of preferred units of subsidiary, net of issuance costs	2,329	—
Restricted cash	—	(2,083)
Cash distributions	(936)	—
Net cash (used in) provided by financing activities	(1,006)	8,546
Effect of foreign exchange translation	(295)	(80)
Net (decrease) increase in cash and cash equivalents	(946)	2,793

Cash and cash equivalents at beginning of period	1,180	144
Cash and cash equivalents at end of period	$234	$2,937

Supplemental cash flow information
Interest paid	$906	$354
Taxes paid	$—	$—

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys (see Note 11). Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling.  In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

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

2.         Restatement

Preferred Units of subsidiary, Liquidmetal Coatings, LLC

As a part of the accompanying consolidated financials and the notes thereto, the Company has restated certain previously issued financial statements due to a reclassification related to the Company’s accounting for the preferred units of its subsidiary, Liquidmetal Coatings, LLC, issued in February 2008 in accordance with Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity”, (SFAS 150).  The Company reclassed the preferred units from liabilities into equity and reversed the previously record interest expense of $38, which also increased the Company’s minority interest expense for the three months ended March 31, 2008.  For further discussion of the preferred units transaction, please refer to Note 10.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007

(in thousands, except share data)

(unaudited)

3.         Basis of Presentation and Recent Accounting Pronouncements

Translation of Foreign Currency

The Company applies FASB No. 52, Foreign Currency Translation, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at period-end. The financial statements of Liquidmetal Korea have been translated based upon Korean Won as the functional currency. Liquidmetal Korea’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the reporting period. The resulting translation adjustment was included in other comprehensive (loss) income.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 will be effective on January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

4.         Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $157,462 as of March 31, 2008.  Cash provided by operations for the three months ended March 31, 2008 was

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007

(in thousands, except share data)

(unaudited)

$486, however, cash flow from operations will likely be negative throughout fiscal year 2008.  As of March 31, 2008, the Company’s principal sources of liquidity are $234 of cash and $4,453 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company borrowed $4,679, which was offset by repayments of $5,055, under a factoring, loan, and security agreement executed on April 21, 2005 and a revolving loan agreement executed on July 24, 2007, to fund its working capital requirements during the three months ended March 31, 2008.  The Company has $4,124 available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company and it has $613 available for future borrowing under the revolving loan agreement.

On February 22, 2008, the Company received $1,714 distribution from its majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) from which it issued and sold $2,500 in preferred membership units to two existing holders of LMC common membership units.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance.  LMC has redeemed $175 of the preferred units and distributed $118 in priority return as of June 30, 2008.

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

5. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Raw materials	$924	$1,216
Work in process	298	536
Finished goods	614	546
Total inventories	$1,836	$2,298

6. Idle Equipment

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

During the three months ended March 31, 2007, the Company disposed of $7 of its idle equipment as part of the equipment purchase agreement and transfer agreement regarding Weihai operations with Grace Metal (see Note 14).

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

8.  Notes Payable

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

In December 2007, the Company entered into agreements with two holders of the January 2010 Notes and Grace Metal, a South Korean company formed by investor groups including our former Founder and director, James Kang, and the two holders, whereby Grace Metal would assume the liabilities due under the January 2010 Notes, including principal, interest, and fees due to the two holders totaling $434.  In connection with the assumption of the liabilities by Grace Metal, warrants to purchase 179,620 shares of our common stock held by the holders were cancelled (see Note 14).

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

9.                          Stock Compensation Plan

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

10.                   Preferred Units of Subsidiary

 On February 22, 2008, LMC completed a transaction under which it issued and sold $2,500 in preferred membership units to two minority members of LMC (the “Preferred Units Transaction”).  Immediately following the sale of the preferred membership units, the subscription proceeds (after a 1% transaction fee) were distributed to LMC’s common unit members, and as a result of such distribution, the Company received approximately $1,714 in the distribution.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance through cash payment or distribution in excess of the 14% priority return.  If LMC fails to redeem the preferred units on or before the second anniversary of the issue date, the preferred units will receive an additional 200 common membership units (equal to 2% of the currently outstanding common units) per quarter until the preferred units are redeemed in full.

As of June 30, 2008, LMC has redeemed $175 of its preferred units and distributed $118 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,325 as of June 30, 2008

11.      Segment Reporting and Geographic Information

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007

(in thousands, except share data)

(unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended March 31, 2008
Revenue to external customers	$3,615	$3,153	$6,768
Gross profit	1,233	634	1,867
Income before interest expense	879	(6)	873
Total identifiable assets at end of period	4,113	11,805	15,918

Three months ended March 31, 2007
Revenue to external customers	$2,724	$2,343	$5,067
Gross profit (loss)	1,259	(2,633)	(1,374)
Income (loss) before interest expense	795	(2,744)	(1,949)
Total identifiable assets at end of period	1,552	15,813	17,365

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months
	Ended March 31,
	2008	2007

Total segment income (loss) before minority interest and interest expense	$873	$(1,949)
General and administrative expenses, excluded	(1,156)	(2,220)

Consolidated loss before interest, other expense, other income, income taxes, minority interests	(283)	(4,169)
Loss from extinguishments of debt	—	(648)
Change in value of warrants, gain	106	3,692
Change in value of conversion feature, gain	222	4,344
Interest expense	(1,703)	(2,763)
Interest income	2	61
Minority interests	(160)	—
Consolidated net loss	$(1,816)	$517

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007

(in thousands, except share data)

(unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

March 31,
2008

Total segment assets	$15,918
Cash and cash equivalents	58
Prepaid expenses and other current assets	958
Other property, plant and equipment	103
Intangibles, net	1,104
Other assets	1,381
Total consolidated assets	$19,522

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The Company’s largest assets consist of cash and intangible assets, which consist primarily of the Company’s patents and trademarks.

12.      Income (Loss) Per Common Share

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

13.      Commitments and Contingencies

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

14.    Related Party Transactions

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

15.    Subsequent Event

On April 1, 2008, the Company issued $444 of new 8% Convertible Subordinated Notes Due January 2010 (the “New Notes”).  The New Notes were issued in satisfaction of accrued interest due under (i) the original 8% Convertible Subordinated Notes issued by the Company in January 2007 (the “Original Notes”) and (ii) 8% Convertible Subordinated Notes that were subsequently issued by the Company in satisfaction of interest due under the Original Notes through September 31, 2007 (the “First Interest Notes”).   The Original Notes, First Interest Notes, and New Notes all become due in January 2010, with monthly payments of 1/36th of the principal amount beginning on July 31, 2008.  The New Notes and First Interest Notes (but not the Original Notes) are subject to accelerated repayment in the event of any sale of company assets exceeding $5,000 (excluding sales of inventory in the ordinary course).  In addition, the New Notes and First Interest Notes (but not the Original Notes), may be redeemed by the holder if the Company receives financing involving an amount of $25,000 or more in net proceeds at any time.  The New Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash and are subordinate to certain secured financing from commercial lenders incurred by us in the future.

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

Other expense.  Other expense increased to $17 thousand during the three months ended March 31, 2008 for costs of issuing shares of preferred units of our subsidiary.

Interest Expense. Interest expense was $1.7 million, or 25% of revenue, for the three months ended March 31, 2008 and was $2.8 million, or 55% of revenue, for the three months ended March 31, 2007. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, and the Kookmin loan.  The decrease was due to decreased debt discount amortization during the three months ended March 31, 2008.

Interest Income.  Interest income was $2 thousand for the three months ended March 31, 2008 and was $61 thousand for the three months ended March 31, 2007 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash provided by operating activities was $0.5 million for the three months ended March 31, 2008 and our cash used for operating activities was $5.4 million for the three months ended March 31, 2007.  Our working capital deficit decreased from $12.4 million at December 31, 2007 to $11.8 million at March 31, 2008.  The Company’s working capital deficit decrease of $0.5 million was primarily attributable to decrease in cash and cash equivalents of $0.9 million, decrease in trade account receivables of $0.7 million, decrease of inventories of $0.5 million, decrease in prepaid expenses and other current assets of $0.3 million, and decrease of accounts payable and accrued expenses of $0.1 million, and offset by a decrease in long-term debt, current portion, of $2.0 million.

Our cash used in investing activities was $0.1 million for the three months ended March 31, 2008 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash used for financing activities was $1.0 million for the three months ended March 31, 2008.  We paid net $0.4 million in borrowings from factoring agreement executed in April 2005 a revolving loan agreement executed on July 24, 2007.  We have $4.1 million available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company and we have $0.6 million available for future borrowing under the revolving loan agreement.

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

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of March 31, 2008:

	Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term debt (2)	$19,018	$5,670	$13,348	$—	$—
Long-term debt of consolidated subsidiary (2)	10,090	917	9,173	—	—
Short-term debt (3)	876	876	—	—	—
Short-term debt of consolidated subisidiary (3)	929	929	—	—	—
Operating leases and rents	1,078	225	759	94	—
Consulting services payable	583	457	126	—	—
Foster Wheeler	250	100	150
Dongyang	11	11	—	—	—
Nichimen	315	315	—	—	—
	$33,150	$9,500	$23,556	$94	$—

(1) Contractual cash obligations include Long-Term Debt comprised of $1,009 of Unsecured Subordinated Notes issued in 2006, $17,797 of Convertible Unsecured Notes issued in 2007, $212 of Kookmin Bank Loan, and $3,500 of Bank Midwest term loan, and $6,590 of C3 Capital Partners Subordinated Notes,  Short-Term Debt comprised of $876 outstanding advances received under factoring, loan, and security agreement, $929 of Bank Midwest revolving loan, and future minimum lease payments under capital and operating leases, and purchase commitments from consultants, payments due from assets purchased from Foster Wheeler thermal spray coatings business, payments due from our discontinued equipment manufacturing business, and minimum payments due under a distribution agreement.

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

Item 5 – Other Information

On April 1, 2008, the Company issued $0.4 million of new 8% Convertible Subordinated Notes Due January 2010 (the “New Notes”).  The New Notes were issued in satisfaction of accrued interest due under (i) the original 8% Convertible Subordinated Notes issued by the Company in January 2007 (the “Original Notes”) and (ii) 8% Convertible Subordinated Notes that were subsequently issued by the Company in satisfaction of interest due under the Original Notes through September 31, 2007 (the “First Interest Notes”).   The Original Notes, First Interest Notes, and New Notes all become due in January 2010, with monthly payments of 1/36th of the principal amount beginning on July 31, 2008.  The New Notes and First Interest Notes (but not the Original Notes) are subject to accelerated repayment in the event of any sale of company assets exceeding $5.0 million (excluding sales of inventory in the ordinary course).  In addition, the New Notes and First Interest Notes (but not the Original Notes), may be redeemed by the holder if the Company receives financing involving an amount of $25.0 million or more in net proceeds at any time.  The New Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash and are subordinate to certain secured financing from commercial lenders incurred by the Company in the future.

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

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 19, 2008	/s/ Larry Buffington
Larry Buffington
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2008	/s/ Gerald Morrow
Gerald Morrow
Chief Financial Officer
(Principal Financial and Accounting Officer)