Form 10-Q
period 2008-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2008-08-19
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 44,726,295 shares of the registrant’s common stock, $0.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$214	$1,180
Trade accounts receivables, net of allowance for doubtful accounts of $88 and $89	4,201	5,165
Inventories	1,344	2,298
Prepaid expenses and other current assets	474	708
Total current assets	6,233	9,351
Property, plant and equipment, net	8,751	9,730
Idle equipment	160	178
Other intangibles, net	1,116	1,142
Investment in joint venture	306	306
Other assets	1,582	1,806
Total assets	18,148	22,513

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	8,138	8,056
Deferred revenue	287	316
Short-term debt	1,766	2,182
Long-term debt, current portion, net of debt discounts of $2,978 and $838	5,315	6,092
Warrant liabilities	1,187	2,583
Conversion feature liabilities	652	2,083
Other liabilities, current portion	54	398
Total current liabilities	18,137	21,710

Long-term debt, net of current portion and debt discounts of $6,046 and $9,634	14,999	14,588
Other long-term liabilities, net of current portion	290	411
Total liabilities	32,688	36,709

Minority interests	609	384

Shareholders’ deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,726,295 issued and outstanding at June 30, 2008 and December 31, 2007	45	45
Additional paid-in capital	139,942	137,293
Accumulated deficit	(157,115)	(154,710)
Accumulated other comprehensive income	1,979	2,792
Total shareholders’ deficiency	(15,149)	(14,580)

Total liabilities and shareholders’ deficiency	$18,148	$22,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$5,669	$8,331	$12,437	$13,398
Cost of sales	4,633	7,686	9,534	14,127

Gross profit (loss)	1,036	645	2,903	(729)

Operating expenses
Selling, general, and administrative	1,326	2,495	3,200	5,027
Research and development	278	293	536	556
Total operating expenses	1,604	2,788	3,736	5,583
Loss from operations	(568)	(2,143)	(833)	(6,312)

Loss from extinguishments of debt	—	—	—	(648)
Change in value of warrants, gain	1,290	564	1,396	4,256
Change in value of conversion feature, gain	1,240	1,168	1,462	5,512
Other expense	—	—	(17)	—
Other Income	247	49	247	49
Interest expense	(1,717)	(2,700)	(3,420)	(5,463)
Interest income	1	46	3	107

Income (loss) before minority interest	493	(3,016)	(1,162)	(2,499)

Minority interests	(65)	—	(226)	—

Income (loss) from continuing operations	428	(3,016)	(1,388)	(2,499)

Net income (loss)	428	(3,016)	(1,388)	(2,499)

Other comprehensive income (loss):
Foreign exchange translation (loss) gain	(353)	499	(813)	277
Comprehensive income (loss)	$75	$(2,517)	$(2,201)	$(2,222)

Net income (loss) per share basic and diluted:
Income (loss) per share basic and diluted	$0.01	$(0.07)	$(0.03)	$(0.06)

Number of weighted average shares - basic and diluted	44,726	44,632	44,726	44,778

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Three Months Ended June 30, 2008

(in thousands, except per share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (loss)	Total

Balance, December 31, 2007	44,726,295	$45	$137,293	$(154,710)	$2,792	$(14,580)
Stock-based compensation	—	—	324	—	—	324
Foreign exchange translation gain	—	—	—	—	(813)	(813)
Distribution to minority interests	—	—	—	(1,017)	—	(1,017)
Preferred Units capital account of subsidiary	—	—	2,325	—	—	2,325
Net loss	—	—	—	(1,388)	—	(1,388)
Balance, March 31, 2008	44,726,295	$45	$139,942	$(157,115)	$1,979	$(15,149)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Six Months Ended June 30,
	2008	2007

Operating activities:
Net loss	$(1,388)	$(2,499)

Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities:
Gain on disposal of asset	(17)	(49)
Minority interests in income of consolidated subsidiary	226	—
Depreciation and amortization	709	1,734
Loss on extinguishment of debt	—	648
Amortization of debt discount	1,657	3,371
Stock-based compensation	324	403
Bad debt (recovery) expense	(139)	131
Warranty (recovery) expense	(22)	261
Gain from change in value of warrants	(1,396)	(4,256)
Gain from change in value of conversion feature	(1,463)	(5,512)

Changes in operating assets and liabilities:
Trade accounts receivable	1,103	(1,047)
Inventories	954	1,622
Prepaid expenses and other current assets	234	(471)
Other assets	(7)	(1,386)
Accounts payable and accrued expenses	105	61
Deferred revenue	(29)	221
Other liabilities	(465)	330
Net cash provided by (used in) operating activities	386	(6,438)

Investing Activities:
Purchases of property and equipment	(886)	(882)
Proceeds from the sale of property and equipment	(17)	100
Investment in patents and trademarks	(36)	(34)
Investment in joint venture	—	(303)
Net cash used in investing activities	(939)	(1,119)

Financing Activities:
Proceeds from borrowings	9,603	24,789
Repayment of borrowings	(11,803)	(12,779)
Proceeds from issuance of preferred units of subsidiary, net of issuance costs	2,325	—
Restricted cash	—	(2,083)
Cash distributions	(1,017)	—
Net cash (used in) provided by financing activities	(892)	9,927
Effect of foreign exchange translation	479	(226)
Net (decrease) increase in cash and cash equivalents	(966)	2,144

Cash and cash equivalents at beginning of period	1,180	144
Cash and cash equivalents at end of period	$214	$2,288

Supplemental cash flow information
Interest paid	$1,269	$1,017
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands, except per share data)

(unaudited)

During the six months ended June, 2007, $400 of the Company’s 7% senior convertible notes due July 2007 was converted into 320,000 shares of the Company’s common stock at a conversion price of $1.25 per share.

The accompanying notes are an integral part of the condensed consolidated financial statements

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

1.         Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2008.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on April 3, 2008.

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys (see Note 10). Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipes used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling.  In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

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

2.         Basis of Presentation and Recent Accounting Pronouncements

Translation of Foreign Currency

The Company applies FASB No. 52, Foreign Currency Translation, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at period-end. The financial statements of Liquidmetal Technologies Korea have been translated based upon Korean Won as the functional currency. Liquidmetal Technologies Korea’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the reporting period. The resulting translation adjustment was included in other comprehensive loss.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R amends the requirements for accounting for business combinations.  SFAS 141R will be effective after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact of the adoption of SFAS 141R on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will be effective after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 will be effective for the financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS 162.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

3.         Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $157,115 as of June 30, 2008.  Cash provided by operations for the six months ended June 30, 2008 was $386, however, cash flow from operations will likely be negative throughout fiscal year 2008.  As of June 30, 2008, the Company’s principal sources of liquidity are $214 of cash and $4,201 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company borrowed $9,144, which was offset by repayments of $9,560, under a factoring, loan, and security agreement executed on April 21, 2005 and a revolving loan agreement executed on July 24, 2007, to fund its working capital requirements during the six months ended June 30, 2008. The Company has $4,068 available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company and it has $706 available for future borrowings under the revolving loan agreement.

On February 22, 2008, the Company received $1,714 distribution from its majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) from which it issued and sold $2,500 in preferred membership units to two existing holders of LMC common membership units.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance.  As of June 30, 2008, LMC has redeemed $175 of the preferred units and distributed $118 in priority return to the preferred units holders.

The Company anticipates that it will not have sufficient funds to pursue its current operating plan beyond the third quarter of 2008 and will therefore require additional funding.  The Company is actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that the Company seeks and the timing of such fundraising efforts will depend on the extent to which the Company is able to increase revenues through obtaining additional purchase orders for its products and/or the extent to which the Company can restructure or modify its debt.  Because the Company cannot be certain that it will be able to obtain adequate funding from debt, equity, or other traditional financing sources, it is also actively pursuing several strategic financing options, including the intent to sell its manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

The Company cannot guarantee that adequate funds will be available when needed, and if it does not receive sufficient capital, the Company may be required to alter or reduce the scope of our operations.

Additionally, the Company has approximately $1,172 of principal and accrued interest outstanding as of June 30, 2008, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  The Company intends to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report it does not have sufficient funds to repay the Bridge Notes.  As a result, the Company is currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. The Company has not received a formal notice of default and it is currently working to resolve this matter with investors holding our Bridge Notes.

The Company was required under its amended Security Purchase Agreement, dated April 23, 2007, between the Company and holders of the 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As the Company has not yet fully repaid the Bridge Notes, it is not in compliance with this covenant and is subject to default under the January 2010 Notes.  Such a default may have material adverse effect on the Company’s operations, financial condition, and results of operations. The Company has not received a formal notice of default under this covenant and is currently working to resolve this matter.

On July 31, 2008, and at the end of each month thereafter, the Company will be required to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at the Company’s election, with shares of the Company’s common stock.  The ability to pay the redemption amounts with shares of common stock will be subject to specified conditions.  As of the filing of this report, the Company has obtained an agreement from a majority of the January 2010 Note holders to change the

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

amortization date of the principal to September 30, 2008 and to change the redemption amount at each amortization date to be 1/32nd of the principal amount.  Under the current conditions, the Company does not have the capital resources to redeem the January 2010 Notes with cash nor will the Company meet the specified condition that will enable the Company to redeem the January 2010 Notes with shares of its common stock.  If the Company cannot commence the scheduled principal payment in September, it will be subject to default under the January 2010 Notes.  Such a default may have material adverse effect on the Company’s operations, financial condition, and results of operations.

4. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Raw materials	$678	$1,216
Work in process	249	536
Finished goods	417	546
Total inventories	$1,344	$2,298

5. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future.  Total amount of idle equipment remaining was $160 as of June 30, 2008 and $178 as of December 31, 2007.

During the three months ended March 31, 2007, the Company disposed of $7 of its idle equipment as part of the equipment purchase agreement and transfer agreement regarding Weihai operations with Grace Metal (see Note 13).

6.   Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of June 30, 2008, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of June 30, 2008 the Company used 1% of coatings applications sales as estimates of warranties to be claimed.

During the three and six months ended June 30, 2008, the Company recorded $12 and $22 of net gain on warranty, respectively. During the three and six months ended June 30, 2007, the Company recorded $54 and $261 of warranty expense, respectively.  The warranty accrual balance is included in accounts payable and accrued expenses.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

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

The Company’s gross outstanding loan balance of the July 2007 Notes totaled $0 as of June 30, 2008 and December 31, 2007.  As of June 30, 2008 and December 31, 2007, un-amortized discounts for conversion feature and warrants and other asset debt issuance costs totaled $0.  Interest expense for the amortization of debt issuance cost and discount on note was $0 for the three and six months ended June 30, 2008 and $173 and $347 for the three and six months ended June 30, 2007, respectively.

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

In July 2007, the August 2007 Notes were retired.

As of June 30, 2008 and December 31, 2007, our gross outstanding loan balance of the August 2007 Notes totaled $0.  As of June 30, 2008 and December 31, 2007, un-amortized discounts for beneficial conversion feature and warrants, other asset debt issuance costs, and contra liability debt issuance cost totaled $0.  Interest expense for the amortization of debt issuance cost and discount on note was $0 for the three and six months ended June 30, 2008 and $850 and $1,812 for the three and six months ended June 30, 2007, respectively.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability for both the July 2007 and August 2007 Notes resulted in a gain of $0 for the three and six months ended June 30, 2008 and gains of $1,176 and $1,549 for the three and six months ended June 30, 2007, respectively.  The fair value of conversion feature outstanding at June 30, 2007 of $24 was computed using the Black-Scholes model under the following assumptions: (1) 0.08 year; (2) volatility of 55%, (3) risk free interest of 4.28% and dividend rate of 0%.

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

As of June 30, 2008 and December 31, 2007, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $1,009 and $2,659, respectively.  The Company intends to fully repay the amounts due under Notes.  However, as of the filing of this report the Company does not have sufficient funds to repay the Notes.  As a result, the Company is currently in default under the notes.  The Company has not received a formal notice of default and is currently working to resolve this matter with investors holding the August 2007 Subordinated Notes.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

As of June 30, 2008 and December 31, 2007, un-amortized discounts for warrants totaled $0.  Interest expense for the amortization of discount on the note was $0 for the three and six months ended June 30, 2008 and $240 for the three and six months June 30, 2007, respectively.  As of June 30, 2008 and 2007, the effective interest rate for the August 2007 Subordinated Notes was 8% and 37.6%, respectively.

As part of the issuance of the August 2007 Subordinated Notes in 2006, the Company issued warrants to the purchasers of the notes and placement agents giving them right to purchase up to an aggregate of 972,964 shares of the Company’s common stock.  The warrants had an original exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  In October 2007, the Company reduced the exercise price of warrants to $1.75 and increased the outstanding warrants with certain holders of the August 2007 Subordinated Notes by 30% for an extension of the maturity of the August 2007 Subordinated Notes.   As of June 30, 2008, the exercise price of the warrants was reduced to $1.72 and $2.07 per share and total amount of warrants was increased to 1,313,380.  The warrants will expire on May 17, 2011.

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

In April 2007, the Company entered into an amendment to the Securities Purchase Agreement, dated January 3, 2007, between the Company and the purchasers of the January 2010 Notes (“April 2007 Amendment”) providing that the Company will have until October 1, 2007 to repay approximately $15,461 of the Company’s outstanding debt under previously issued promissory notes, including the August 2007 Subordinated Notes (“Debt Satisfaction Covenant”).  The Company has not fully repaid $1,009 principal due under the August 2007 Subordinated Notes as of June 30, 2008.  As a result, the Company is not in compliance with the Debt Satisfaction Covenant and is subject to default under the January 2010 Notes.  The Company has not received a formal notice of default under this covenant and is currently working to resolve this matter.

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

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

On December 28, 2007, the Company issued $1,000 of January 2010 Notes, together with warrants to purchase up to an aggregate of 909,091 and 200,000 of the Company’s common stock to purchasers of the notes and placement agents.  The warrants will expire on December 28, 2012 and are subject to exercise price adjustment for anti-dilution purposes.

In December 2007, the Company entered into agreements with two holders of the January 2010 Notes and Grace Metal, a South Korean company formed by investor groups including our former Founder and director, James Kang, and the two holders, whereby Grace Metal would assume the liabilities due under the January 2010 Notes, including principal, interest, and fees due to the two holders totaling $434.  In connection with the assumption of the liabilities by Grace Metal, warrants to purchase 179,620 shares of our common stock held by the holders were cancelled (see Note 13).

The January 2010 Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in the form of additional January 2010 Notes (in which case the interest rate will be 10% per annum). The ability to pay interest with additional January 2010 Notes is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. From and after an event of default under the January 2010 Notes and for so long as the event of default is continuing, the January 2010 Notes will bear default interest at a rate of 12% per annum (or 15% per annum if we elect to pay interest with additional January 2010 Notes).  During 2007, the Company issued $971 of additional January 2010 Notes for accrued interest and late registration fees.  For the six months ended June 30 2008, the Company issued $444 of additional January 2010 Notes for accrued interest.

Beginning July 31, 2008 and at the end of each month thereafter, the Company will be required to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at the Company’s election, with shares of our common stock.  The January 2010 Notes are subordinate to certain secured financing from commercial lenders incurred by the Company in the future. On July 31, 2008, the Company obtained an agreement with the majority of the January 2010 Note holders to change the amortization date of the principal to September 30, 2008 and to change the redemption amount at each amortization date to be 1/32nd of the principal amount.

In connection with the January 2007 private placement, the Company entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which the Company is subject to monetary penalties up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. As of June 30, 2008, an aggregate of $698 in monetary penalties under the Registration Rights Agreement had already been paid to investors in the form of additional notes, while an additional $256 in such penalties was accrued but unpaid.

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

The change in the fair value of the conversion feature liability resulted in a gain of $1,240 and $1,463 for the three months and six ended June 30, 2008, respectively.  The change in the fair value of the conversion feature liability resulted in a loss of $8 and a gain of $3,963 for the three and six months ended June 30, 2007, respectively. The fair value of conversion feature outstanding at June 30, 2008 and December 31, 2007 was $652 and $2,083, respectively.   The fair value conversion feature outstanding at June 30, 2008 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.1 to 1.5 years; (2) volatility of 60%, (3) risk free interest of 1.55% to 2.63% and dividend rate of 0%.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

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

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $18,190 and $17,797 as of June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008 and December 31, 2007, un-amortized discounts for conversion feature, warrants, and cash discount totaled $9,078 and $10,471, respectively, and other asset debt issuance costs totaled $836 and $967, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $846 and $1,557 for the three and six months ended June 30, 2008, respectively. Interest expense for the amortization of debt issuance cost and discount on note was $373 and $754 for the three and six months ended June 30, 2007, respectively.  As of June 30, 2008, the effective interest rate of the January 2010 Notes was 65%.

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

For the six months ended June 30, 2008, the Company borrowed $3,662 and repaid $3,737 under the Agreement.  The total outstanding advance made under the agreement is $932 and $1,008 as of June 30, 2008 and December 31, 2007, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 7.20% for the sic months ended June 30, 2008.  As of June 30, 2008, the Company’s availability for future borrowing under the agreement is $4,068 which is contingent on approval of eligible receivables by the financing company.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of June 30, 2008, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.  Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance through August 2008.  Principal payments made to Kookmin Bank totaled $218 for the six months ended June 30, 2008, which includes $30 of foreign exchange translation loss.  The outstanding loan balance totaled $203 and $451, as of June 30, 2008 and December 31, 2007, respectively and are included in current portion of long-term debt, as of June 30, 2008 and December 31, 2007, respectively.

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $51 and $101 for the three and six months ended June 30, 2008, respectively.

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

For the Six Months Ended June 30, 2008 and 2007

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

As of June 30, 2008 and December 31, 2007, the gross outstanding loan balance under the term loan totaled $3,313 and $3,688, respectively, and the gross outstanding loan balance under the revolving loan totaled $794 and $1,130, respectively. The loans are presented as long term debt and short term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $85 and $179 for the three and six months ended June 30, 2008, respectively.

Additionally, LMC entered into a Promissory Note, dated August 29, 2007 (the “Capital Loan”), with Midwest to provide for $49 with an annual interest of 8.25% to be used towards the purchase of a company truck.  The Capital Loan has a maturity date of September 1, 2012.  LMC is required to make monthly principal and interest payments of $1 per month.  As of June 30, 2008 and December 31, 2007, the gross outstanding loan balance under the Capital Loan totaled $39 and $44, respectively, which is presented as short term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the term loan and revolving loan totaled $1 and $2 for the three and six months ended June 30, 2008, respectively.

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $6,623 and $6,557 as of June 30, 2008 and December 31, 2007, respectively.  Interest expense incurred under the Subordinated Notes totaled $198 and $395 for three and six months ended June 30, 2008, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

8.     Stock Compensation Plan

During the three and six months ended June 30, 2008, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 70,000 of the Company’s common shares for an average exercise price of $0.70.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the three and six months ended June 30, 2008, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company its subsidiaries, the Company granted options to purchase 200,000 of the Company’s common shares for an average exercise price of $0.64.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company canceled 40,000 and 436,345 options during the three and six months ended June 30, 2008, for terminated employees and options expired.

9.         Preferred Units of Subsidiary

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

As of June 30, 2008, LMC has redeemed $175 of its preferred units and distributed $118 in priority return to the preferred unit holders. The total preferred units outstanding are $2,325 as of June 30, 2008.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended June 30, 2008
Revenue to external customers	$2,683	$2,986	$5,669
Gross profit	938	98	1,036
Income before minority interest and interest expense	104	182	286
Total identifiable assets at end of period	3,114	12,155	15,269

Three months ended June 30, 2007
Revenue to external customers	$3,065	$5,266	$8,331
Gross profit (loss)	1,304	(659)	645
Income (loss) before minority interest and interest expense	1,091	(1,533)	(442)
Total identifiable assets at end of period	1,931	19,049	20,980

Six months ended June 30, 2008
Revenue to external customers	$6,298	$6,139	$12,437
Gross profit	2,171	732	2,903
Income (loss) before interest expense and discontinued operations	588	589	1,160
Total identifiable assets at end of period	3,114	12,155	15,269

Six months ended June 30, 2007
Revenue to external customers	$5,789	$7,609	$13,398
Gross profit (loss)	2,563	(3,292)	(729)
Income (loss) before interest expense and discontinued operations	1,886	(4,266)	(2,380)
Total identifiable assets at end of period	1,931	19,049	20,980

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Total segment income (loss) before minority interest and interest expense	$286	$(431)	$1,160	$(2,380)
General and administrative expenses, excluded	(607)	(1,663)	(1,763)	(3,883)

Consolidated loss before interest, other income, income taxes, minority interests	(321)	(2,094)	(603)	(6,263)
Loss from extinguishments of debt	—	—	—	(648)
Change in value of warrants, gain	1,290	564	1,396	4,256
Change in value of conversion feature, gain	1,240	1,168	1,462	5,512
Interest expense	(1,717)	(2,700)	(3,420)	(5,463)
Interest income	1	46	3	107
Minority interests	(65)	—	(226)	—
Consolidated net loss	$428	$(3,016)	$(1,388)	$(2,499)

Included in bulk alloy segment income for both the three and six months ended June 30, 2008 is $247 of other income from accounts payables write-off.

Included in bulk alloy segment income for both the three and six months ended June 30, 2007 is $49 of other income from gain on disposal of assets in connection with the equipment purchase agreement and transfer agreement of the Weihai operations to Grace Metal (see Note 13).

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $2,913 and $3,055 during the three months ended June 30, 2008 and 2007, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended June 30, 2008, the Company had revenue from sales to companies outside of the United States of $2,756 of which $55 represented sales to companies located in South Korea.  During the three months ended June 30, 2007, the Company had revenues from companies outside of the United States of $5,276 of which $4,241 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,810 and $1,613 located in the United States at June 30, 2008 and December 31, 2007, respectively. The Company had long-lived assets of $8,243 and $8,935 located in South Korea at June 30, 2008 and December 31, 2007, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

June 30,
2008

Total segment assets	$15,269
Cash and cash equivalents	77
Prepaid expenses and other current assets	343
Other property, plant and equipment	84
Intangibles, net	1,095
Other assets	1,280
Total consolidated assets	$18,148

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

Options to purchase 8,070,801 shares of common stock at prices ranging from $0.64 to $15.00 per share were outstanding at June 30, 2008, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 14,418,183 shares of common stock with prices ranging from $1.55 to $2.07 per share outstanding at June 30, 2008, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Additionally, 16,536,214 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices of $1.10 per share outstanding at June 30, 2008 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in gains of $1,290 and $1,396 for the three and six months ended June 30, 2008, respectively. The change in the fair value of the warrants resulted in gains of $564 and $4,256 for the three and six months ended June 30, 2007, respectively.  The fair value of warrants outstanding at June 30, 2008 of $1,187 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.71 to 4.50 years; (2) volatility of 60%, (3) risk free interest of 2.36% to 3.34%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2007 of $2,583 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.21 to 4.99 years; (2) volatility of 63%, (3) risk free interest of 3.07% to 3.45%, and dividend rate of 0%.

12.      Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

In August 2006, the United States Department of Justice (“DOJ”) instituted a grand jury proceeding in the Middle District of Florida to investigate, among other things, alleged accounting improprieties in relation to certain of the Company’s business transactions and a personal stock transaction by the Company’s former chief executive officer (now Chairman).  The grand jury proceeding is based primarily upon the same underlying facts and circumstances as were alleged in a consolidated securities class action and two shareholder derivative actions filed in 2004 against the Company and certain of its former and current directors and officers, which were settled.  As previously disclosed, the Company was informed in October 2006 that three individuals, including the Company’s current Chairman, are targets in the ongoing investigation.  To date, subpoenas for the production of documents and/or grand jury testimony have been issued to the Company and several present and former officers and directors.  The Company is cooperating with the DOJ in its investigation.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  There were no revenues recognized from the joint venture for the six-months ended June 30, 2008 and 2007.

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

In December 2006, the Company entered into an amended license agreement with LLPG, which extends the license agreement to fifteen years at reduced royalty rates.  Additionally, the amended license agreement includes a $400 termination fee.  The Company recognized $0 of revenue as minimum royalty fees under the licensing agreement during the three and six months ended June 30, 2008 and 2007, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

As of June 30, 2008 and December 31, 2007, Mr. Chitayat held interests in $2,574 and $2,500 of 8% Convertible Subordinated Notes due January 2010, respectively, and held a total of 1,236,364 and 906,819 exercisable warrants, respectively, through entities related to Mr. Chitayat.

The Company has a license agreement with California Institute of Technology (“Caltech”) under which we exclusively license from Caltech certain inventions and technology relating to amorphous alloys.  Professor William Johnson, a member of the Company’s board of directors, is a professor at Caltech, and substantially all of the amorphous alloy technology licensed to us under the Caltech license agreement was developed in Professor Johnson’s Caltech laboratory.   Additionally, the Company reimburses Caltech for laboratory expenses incurred by Professor Johnson’s Caltech laboratory, which during the three and six months ended June 30, 2008 amounted to $78 and $159, respectively.  The laboratory expenses incurred by Professor Johnson’s Caltech laboratory for both the three and six month ended June 30, 2007, amounted to $121.

Additionally, the Company is a party to a consulting agreement with Mr. Johnson on a month-to-month basis starting from 2005.  During the three and six months ended June 30, 2008, the Company incurred $15 and $30 in consulting fees from Mr. Johnson, respectively.  During the three and six months ended June 30, 2007 the Company incurred $15 and $31 in consulting fees from Mr. Johnson, respectively.

During 2005, Soo Buchanan, the sister of John Kang, the Company’s Chairman, began providing services to the Company as a consultant.  During the three and six months ended June 30, 2008, the Company incurred $30 and $60, respectively, for her services as a consultant.  During the three and six months ended June 30, 2007, the Company incurred $20 and $34, respectively, for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $28 and $56 for the three and six months ended June 30, 2008 and 2007, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of June 30, 2008 and December 31, 2007, the outstanding amount of the receivable was $178 for both periods.

As of June 30, 2008 and December 31, 2007, CK Cho, a member of our Board of Directors, held $478 and $467 of the convertible subordinated notes, respectively, and held 305,918 exercisable warrants for both periods.

As of June 30, 2008 and December 31, 2007, Ricardo Salas, the Company’s former Chief Executive Officer, held $363 and $354 of the convertible unsecured subordinated notes, respectively, and $259 of the unsecured subordinated notes for both periods.  He also held a total of 377,891 of exercisable warrants as of both June 30, 2008 and December 31, 2007.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

On June 1, 2007, the Company entered into a transaction with Grace Metal (“GM”), under which (i) GM agreed to purchase various equipment (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) the Company granted GM a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  GM was formed by an investor group that includes the former Founder and director of the Company, James Kang, who is also the brother of John Kang, Chairman of the Board of our company.  Under an equipment purchase agreement between the Company and GM, GM agreed to buy the purchased equipment for a total purchase price of $2,000, of which $577 were received as of June 30, 2008.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate the Company’s continuing manufacturing needs, and it also provides that the Company will retain a security interest in the purchased equipment until full payment of the purchase price.

In consideration of the license agreement with GM, the Company will be entitled to royalty of 10% of GM’s net sales of licensed products (unless GM’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  The agreement provides that the Company may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $500 or more per year.  The agreement also provides that GM will be required to purchase all alloy feedstock from the Company, and the Company will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.

Additionally, effective June 1, 2007, the Company discontinued its post-processing operation in Weihai, China and transferred the manufacturing staff and equipment in Weihai to GM under an amendment to the equipment purchase agreement with GM.  Further, the Company transferred certain of its manufacturing staff from its South Korean plant to GM.  As a result, GM assumed $370 of accrued severance liability for the transferred employee.  The equipment purchase agreement and the transfer agreement regarding our Weihai operations resulted in a total net gain of $226, which is recorded as other income.

The Company has also changed the name of its South Korean subsidiary to Liquidmetal Technologies Korea Co., Ltd, which was formerly Liquidmetal Korea Co., Ltd.  GM assumed the name Liquidmetal Korea to conduct business in South Korea.

The Company purchased production supplies and outsourced production of certain bulk alloy production with GM, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of the Company and the brother of our current Chairman.  The Company purchased a total of $308 and $383 for the three and six months ended June 30, 2008, respectively, of which $373 is included in accounts payable and accrued liabilities at June 30, 2008.  The Company recognized revenue from sales of raw materials and royalties for a total of $703 and $1,332 for the three and six months ended June 30, 2008, respectively, of which $679 is included in accounts receivable as of June 30, 2008.

Effective October 20, 2006, Mr. Kang began providing services to the Company as a consultant, which would have continued through December 31, 2009.  On December 31, 2007, the terms of the consulting agreement were accelerated whereby the remaining two years of Mr. Kang’s consulting fees were settled for $435.  The company incurred $0 in consulting fees for both the three and six months ended June 30, 2008 and $50 and $100 in consulting for the three months ended June 30, 2007, respectively, of which $0 is included in accounts receivable at June 30, 2008.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

14.    Subsequent Event

On July 1, 2008, the Company issued $454 of new 8% Convertible Subordinated Notes Due January 2010 (the “New Notes”).  The New Notes were issued in satisfaction of accrued interest due under (i) the original 8% Convertible Subordinated Notes issued by the Company in January 2007 (the “Original Notes”) and (ii) 8% Convertible Subordinated Notes that were subsequently issued by the Company in satisfaction of interest due under the Original Notes through April 1, 2008 (the “Interest Notes”).   The Original Notes, Interest Notes, and New Notes all become due in January 2010, with monthly payments of 1/36th of the principal amount beginning on July 31, 2008.  The New Notes and the Interest Notes (but not the Original Notes) are subject to accelerated repayment in the event of any sale of company assets exceeding $5,000 (excluding sales of inventory in the ordinary course).  In addition, the New Notes and the Interest Notes (but not the Original Notes), may be redeemed by the holder if the Company receives financing involving an amount of $25,000 or more in net proceeds at any time.  The New Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash and are subordinate to certain secured financing from commercial lenders incurred by us in the future.

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

The company adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded during the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense of $0.1 and $0.3 million for the three and six months ended June 30, 2008, respectively, and $0.2 and $0.4 million for the three and six months ended June 30, 2007, respectively.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

Revenue. Revenue decreased $2.6 million to $5.7 million for the three months ended June 30, 2008 from $8.3 million for the three months ended June 30, 2007.  The decrease consisted of a decrease of $2.4 million in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers and royalties on products sold by our licensees, and a decrease of $0.4 million from the sales of our coating products as a result of a change in our customer concentration, offset by a increase of $0.2 from our royalties revenues on products sold by our licensees.

Cost of Sales. Cost of sales decreased to $4.6 million, or 82% of revenue, for the three months ended June 30, 2008 from $7.7 million, or 92% of revenue, for the three months ended June 30, 2007.  The decreases were a result of a continued change in revenue mix during the three months ended June 30, 2008, primarily from increased royalty revenues.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $1.3 million, or 23% of revenue, for the three months ended June 30, 2008 from $2.5 million, or 30% of revenue, for the three months ended June 30, 2007. This decrease was primarily a result of decreases in professional fees of $0.7 million, a decrease in bad debt expense of $0.3 million and a decrease in rents and utilities expense of $0.3 million.

Research and Development Expenses. Research and development expenses remained at $0.3 million, or 5% of revenue, for the three months ended June 30, 2008 versus $0.3 million or 4% of revenue for the three months ended June 30, 2007.    Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $1.3 million, or 23% of revenue, for the three months ended June 30, 2008 from a gain of $0.6 million, or 7% of revenue, for the three months ended June 30, 2007.  The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our convertible notes funded between 2004 and 2007 resulted in a gain of $1.2 million, or 22% of revenue, during the three months ended June 30, 2008 from a gain of $1.2 million, or 14% of revenue, for the three months ended June 30, 2007, primarily as a result of fluctuations in our stock price.

Other Income.  Other income increased to $0.2 million during the three months ended June 30, 2008, due to a write-off of one of the Company’s outstanding payables, from $49 thousand during the three months ended June 30, 2007, primarily from gain recognized from disposal of assets.

Interest Expense. Interest expense was $1.8 million, or 32% of revenue, for the three months ended June 30, 2008 and was $2.7 million, or 32% of revenue, for the three months ended June 30, 2007. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, and the Kookmin loan.  The decrease was due to decreased debt discount amortization during the three months ended June 30, 2008.

Interest Income.  Interest income was $1 thousand for the three months ended June 30, 2008 and was $46 thousand for the three months ended June 30, 2007 from interest earned on cash deposits.

Comparison of the six months ended June 30, 2008 and 2007

Revenue. Revenue decreased $1.0 million to $12.4 million for the six months ended June 30, 2008 from $13.4 million for the six months ended June 30, 2007.  The decrease consisted of a decrease of $1.5 million of sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers and royalties on products sold by our licensees, offset by an increase of $1.2 million from the sales of our coating solutions and an increase of $0.3 from our royalties revenues on products sold by our licensees.

Cost of Sales. Cost of sales decreased to $9.5 million, or 77% of revenue, for the six months ended June 30, 2008 from $14.1 million, or 105% of revenue, for the six months ended June 30, 2007.  The decreases were a result of a change in revenue mix during the three months ended June 30, 2008, primarily from increased royalty revenues.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $3.2 million, or 26% of revenue, for the six months ended June 30, 2008 from $5.0 million, or 38% of revenue, for the six months ended June 30, 2007. This decrease was primarily a result of decreases in wages and expenses of $0.3 million, a decrease in bad debt expenses of $0.6 million and a decrease in professional fees expense of $0.8 million and a decrease in rents and utilities expenses of $0.1 million.

Research and Development Expenses. Research and development expenses slightly decreased to $0.5 million, or 4% of revenue, for the six months ended June 30, 2008 versus $0.6 million or 4% of revenue for the six months ended June, 2007.  The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishments of Debts.  Loss from extinguishments of debts was $0.6 million or 5% of revenue for the six months ended June 30, 2007 due to the extinguishment of certain of our convertible and subordinated notes in January 2007.

Change in Value of Warrants.  Change in value of warrants decreased to a gain of $1.4 million, or 11% of revenue, for the six months ended June 30, 2008 from a gain of $4.3 million, or 32% of revenue, for the six months ended June 30, 2007.  The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our convertible notes funded between 2004 and 2007 resulted decreased to a gain of $1.5 million, or 12% of revenue, during the six months ended June 30, 2008 from a gain of $5.5 million, or 41% of revenue, for the six months ended June 30, 2007, primarily as a result of fluctuations in our stock price.

Other Expense.  Other expense increased to $17 thousand during the six months ended June 30, 2008 for costs of issuing shares of preferred units of our subsidiary.

Other Income.  Other income increased to $0.2 million during the six months ended June 30, 2008, due to a write-off of one of the Company’s outstanding payables, from $49 thousand during the six months ended June 30, 2007, primarily from gain recognized from disposal of assets.

Interest Expense. Interest expense was $3.4 million, or 27% of revenue, for the six months ended June 30, 2008 and was $5.5 million, or 41% of revenue, for the six months ended June 30, 2007. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, and the Kookmin loan.  The decrease was due to decreased debt discount amortization during the three months ended June 30, 2008.

Interest Income.  Interest income was $3 thousand for the six months ended June 30, 2008 and was $0.1 million for the six months ended June 30, 2007 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash provided by operating activities was $0.4 million for the six months ended June 30, 2008 and our cash used for operating activities was $6.4 million for the six months ended June 30, 2007.  Our working capital deficit decreased from $12.4 million at December 31, 2007 to $11.2 million at June 30, 2008.  The Company’s working capital deficit decrease of $1.2 million was primarily attributable to decrease in cash and cash equivalents of $1.0 million, decrease in trade account receivables of $1.0 million, offset by a decrease in warrant liabilities of $1.4 million, a decrease in conversion feature liabilities of $1.4 million, and other liabilities, current portion, of $0.3 million.

Our cash used in investing activities was $0.9 million for the six months ended June 30, 2008 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash used for financing activities was $0.9 million for the six months ended June 30, 2008.  We paid net $0.4 million in borrowings from factoring agreement executed in April 2005 and a revolving loan agreement executed in July 2007.  We have $4.1 million available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company and we have $0.7 million available for future borrowings under the revolving loan agreement.

On February 22, 2008, we received $1.7 million distribution from our majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) from which it issued and sold $2.5 million in preferred membership units to two existing holders of LMC common membership units.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance.  LMC has redeemed $0.2 million of the preferred units as of June 30, 2008.

We anticipate that we will not have sufficient funds to pursue our current operating plan beyond the third quarter of 2008 and we will therefore require additional funding.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Additionally, we have approximately $1.2 million of principal and accrued interest outstanding as of June 30, 2008, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with investors holding our Bridge Notes.

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

On July 31, 2008, and at the end of each month thereafter, we will be required to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at our election, with shares of our common stock.  The ability to pay the redemption amounts with shares of common stock will be subject to specified conditions.  As of the filing of this report, we have obtained an agreement from a majority of the January 2010 Note holders to change the amortization date of the principal to September 30, 2008 and to change the redemption amount a teach amortization date to be 1/32nd of the principal amount.  Under the current conditions, we do not have the capital resources to redeem the January 2010 Notes with cash nor will we meet the specified condition that will enable us to redeem the January 2010 Notes with shares of our common stock.  If we cannot commence the scheduled principal payment in July, we will be subject to default under the January 2010 Notes.  Such a default may have material adverse effect on our operations, financial condition, and results of operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of June 30, 2008:

		Payments Due by Period (in thousands)
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term debt (2)	$19,402	$7,275	$12,127	$—	$—
Long-term debt of consolidated subsidiary (2)	9,936	979	2,334	6,623	—
Short-term debt (3)	932	932	—	—	—
Short-term debt of consolidated subisidiary	834	834	—	—	—
Operating leases and rents	993	275	709	9	—
Consulting services payable	227	179	48	—	—
Foster Wheeler	150	150	—
Dongyang	11	11	—	—	—
Nichimen	315	315	—	—	—
	$32,800	$10,950	$15,218	$6,632	$—

  (1) Contractual cash obligations include Long-Term Debt comprised of $1,009 of Unsecured Subordinated Notes issued in 2006, $18,190 of Convertible Unsecured Notes issued in 2007, $203 of Kookmin Bank Loan, and $3,313 of Bank Midwest term loan, $6,623 of C3 Capital Partners Subordinated Notes, Short-Term Debt comprised of $932 outstanding advances received under factoring, loan, and security agreement, $833 of Bank Midwest revolving loan, and future minimum lease payments under capital and operating leases, and purchase commitments from consultants, payments due from assets purchased from Foster Wheeler thermal spray coatings business, payments due from our discontinued equipment manufacturing business, and minimum payments due under a distribution agreement.

(2) Does not include interest payments of $6,144; and un-amortized cash discount and discounts for conversion feature and warrants of $9,078 of our convertible notes.

(3) Does not include minimum interest and fee payments of $30.

Off Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging, or research and development arrangements with the company.

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy an ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the year ended December 31, 2007, we recognized revenues of $0.7 million of Liquidmetal alloys sold to SAGA for use in the joint venture.  There were no revenues recognized from the joint venture during the six months ended June 30, 2008 and 2007.

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

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  In accordance with the final Release No. 33-8934 by the Security and Exchange Commission, which requires companies that are non-accelerated filers to include in their annual reports an attestation report of their independent auditors on internal control over financial reporting for fiscal years ending on or after December 15, 2009, we have elected not to include an attestation report of our independent auditor on our internal controls for our fiscal year ending December 31, 2008.  However, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended June 30, 2008, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

Department of Justice Investigation

In August 2006, the United States Department of Justice (“DOJ”) instituted a grand jury proceeding in the Middle District of Florida to investigate, among other things, alleged accounting improprieties in relation to certain of our business transactions and a personal stock transaction by our former chief executive officer (now Chairman).  The grand jury proceeding is based primarily upon the same underlying facts and circumstances as were alleged in a consolidated securities class action and two shareholder derivative actions filed in 2004 against us and certain of our former and current directors and officers, which were settled.  As previously disclosed, we were informed in October 2006 that three individuals, including our current Chairman, are targets in the ongoing investigation.  To date, subpoenas for the production of documents and/or grand jury testimony have been issued to us and several present and former officers and directors.  We are cooperating with the DOJ in its investigation.

Item 1A – Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2007 that could affect our business, results of operations, or financial condition.

Item 3 - Defaults Upon Senior Securities

We have approximately $1.2 million of principal and accrued interest outstanding as of June 30, 2008, under the 8% unsecured subordinated notes (“Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Notes.  As a result, we are currently in default under the Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations.  We have not received a formal notice of default and we are currently working to resolve this matter with investors holding our Notes.

Item 5 – Other Information

On July 1, 2008, the Company issued $0.4 million of new 8% Convertible Subordinated Notes Due January 2010 (the “New Notes”).  The New Notes were issued in satisfaction of accrued interest due under (i) the original 8% Convertible Subordinated Notes issued by the Company in January 2007 (the “Original Notes”) and (ii) 8% Convertible Subordinated Notes that were subsequently issued by the Company in satisfaction of interest due under the Original Notes through April 1, 2008 (the “Interest Notes”).   The Original Notes, Interest Notes, and New Notes all become due in January 2010, with monthly payments of 1/36th of the principal amount beginning on July 31, 2008.  The New Notes and the Interest Notes (but not the Original Notes) are subject to accelerated repayment in the event of any sale of company assets exceeding $5.0 million (excluding sales of inventory in the ordinary course).  In addition, the New Notes and the Interest Notes (but not the Original Notes), may be redeemed by the holder if the Company receives financing involving an amount of $25.0 million or more in net proceeds at any time.  The New Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash and are subordinate to certain secured financing from commercial lenders incurred by us in the future.

On July 31, 2008, the Company obtained an agreement with the majority of the January 2010 Note holders to amend the January 2007 Note by changing the amortization date of the principal from July 31, 2008 to September 30, 2008 and to change the redemption amount at each amortization date from 1/36th to be 1/32nd of the principal amount.

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

10.1	Form of Convertible Subordinated Note, dated April 1, 2008

10.2	Form of Convertible Subordinated Note, dated July 1, 2008

10.3	Form of letter dated, July 31, 2008, to extend to change the first redemption date and amount of the Convertible Subordinated Notes due January 2010.

31.1	Certification of the President and Chief Executive Officer, Larry Buffington, as required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Gerald Morrow, as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Larry Buffington, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Gerald Morrow, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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