Form 10-Q
period 2008-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2008-11-19
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes   ☐    No  ☒

As of October 31, 2008, there were 44,726,295 shares of the registrant’s common stock, $0.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$59	$1,180
Trade accounts receivables, net of allowance for doubtful accounts of $102 and $89	4,082	5,165
Inventories	1,274	2,298
Prepaid expenses and other current assets	1,058	708
Total current assets	6,473	9,351
Property, plant and equipment, net	7,657	9,730
Idle equipment	141	178
Other intangibles, net	1,085	1,142
Investment in joint venture	306	306
Other assets	742	1,806
Total assets	16,404	22,513

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	8,733	8,056
Deferred revenue	214	316
Short-term debt	1,563	2,182
Long-term debt, current portion, net of debt discounts of $8,175 and $838	12,713	6,092
Warrant liabilities	198	2,583
Conversion feature liabilities	29	2,083
Other liabilities, current portion	54	398
Total current liabilities	23,504	21,710

Long-term debt, net of current portion and debt discounts of $0 and $9,634	8,636	14,588
Other long-term liabilities, net of current portion	183	411
Total liabilities	32,323	36,709

Minority interests	571	384

Shareholders’ deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,726,295 issued and outstanding at September 30, 2008 and December 31, 2007	45	45
Additional paid-in capital	140,049	137,293
Accumulated deficit	(157,834)	(154,710)
Accumulated other comprehensive income	1,250	2,792
Total shareholders’ deficiency	(16,490)	(14,580)

Total liabilities and shareholders’ deficiency	$16,404	$22,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$5,041	$7,106	$17,478	$20,504
Cost of sales	3,791	5,194	13,325	19,321

Gross profit	1,250	1,912	4,153	1,183

Operating expenses
Selling, general, and administrative	1,417	1,853	4,617	6,880
Research and development	279	331	815	887
Total operating expenses	1,696	2,184	5,432	7,767
Loss from operations	(446)	(272)	(1,279)	(6,584)

Loss from extinguishments of debt	—	—	—	(648)
Change in value of warrants, gain	989	220	2,385	4,476
Change in value of conversion feature, gain	642	625	2,104	6,137
Other expense	—	—	(17)	—
Other Income	—	—	247	49
Interest expense	(1,860)	(1,991)	(5,280)	(7,454)
Interest income	—	14	3	121

Loss before minority interest	(675)	(1,404)	(1,837)	(3,903)

Minority interests	(115)	(66)	(341)	(66)

Loss from continuing operations	(790)	(1,470)	(2,178)	(3,969)

Net loss	(790)	(1,470)	(2,178)	(3,969)

Other comprehensive income (loss):
Foreign exchange translation (loss) gain	(729)	122	(1,542)	399
Comprehensive income (loss)	$(1,519)	$(1,348)	$(3,720)	$(3,570)

Net loss per share basic and diluted:
Loss per share basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.09)

Number of weighted average shares - basic and diluted	44,726	44,652	44,726	44,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Nine Months Ended September 30, 2008

(in thousands, except per share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (loss)	Total

Balance, December 31, 2007	44,726,295	$45	$137,293	$(154,710)	$2,792	$(14,580)
Stock-based compensation	—	—	469	—	—	469
Foreign exchange translation gain	—	—	—	—	(1,542)	(1,542)
Distribution to minority interests	—	—	—	(946)	—	(946)
Preferred units capital account of subsidiary	—	—	2,287	—	—	2,287
Net loss	—	—	—	(2,178)	—	(2,178)
Balance, September 30, 2008	44,726,295	$45	$140,049	$(157,834)	$1,250	$(16,490)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007

Operating activities:
Net loss	$(2,178)	$(3,969)

Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities:
Gain on disposal of asset	(15)	(49)
Minority interests in income of consolidated subsidiary	341	66
Depreciation and amortization	1,009	2,499
Loss on extinguishment of debt	—	648
Amortization of debt discount	2,704	4,385
Stock-based compensation	469	575
Bad debt (recovery) expense	(105)	97
Warranty (recovery) expense	(68)	141
Gain from change in value of warrants	(2,385)	(4,476)
Gain from change in value of conversion feature	(2,104)	(6,137)

Changes in operating assets and liabilities:
Trade accounts receivable	1,188	(1,355)
Inventories	1,024	1,200
Prepaid expenses and other current assets	(350)	(86)
Other assets	707	(2,198)
Accounts payable and accrued expenses	745	(1,123)
Deferred revenue	(102)	48
Other liabilities	(572)	102
Net cash provided by (used in) operating activities	308	(9,632)

Investing Activities:
Purchases of property and equipment	(1,058)	(1,022)
Proceeds from the sale of property and equipment	(17)	400
Investment in patents and trademarks	(36)	(78)
Investment in joint venture	—	(303)
Net cash used in investing activities	(1,111)	(1,003)

Financing Activities:
Proceeds from borrowings	13,327	39,784
Repayment of borrowings	(15,577)	(28,375)
Proceeds from issuance of preferred units of subsidiary	2,500	—
Redemption of preferred units of subsidiary	(213)	—
Cash distributions	(1,099)	—
Net cash (used in) provided by financing activities	(1,062)	11,409
Effect of foreign exchange translation	744	(203)
Net (decrease) increase in cash and cash equivalents	(1,121)	571

Cash and cash equivalents at beginning of period	1,180	144
Cash and cash equivalents at end of period	$59	$715

Supplemental cash flow information
Interest paid	$1,608	$2,522
Taxes paid	$—	$—

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

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

1.        Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2008.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on April 3, 2008.

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

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys (see Note 10). Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipes used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to manufacture and sell products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling.  Furthermore, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

In July 2007, the Company transferred substantially all of the assets of its Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the assets and liabilities of the coatings business.  The transfer included the thermal spray coatings assets and liabilities acquired under a purchase agreement with Foster Wheeler Energy Services in June 2007.  The Company holds a 69.25% ownership interest in LMC.  The results of operation of LMC are consolidated and comprise our Liquidmetal alloy industrial coatings segment for financial reporting purposes.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective for the Company on January 1, 2008.  The Company’s management did not elect to report its financial assets or liabilities at fair value upon adoption of SFAS 159 and, therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statement.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R amends the requirements for accounting for business combinations.  SFAS 141R will be effective after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact of the adoption of SFAS 141R on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS 162.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

3.        Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $157,834 as of September 30, 2008.  Cash provided by operations for the nine months ended September 30, 2008 was $308; however, cash flow from operations will likely be negative throughout fiscal year 2008.  As of September 30, 2008, the Company’s principal sources of liquidity are $59 of cash and $4,082 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company borrowed $12,382, which was offset by repayments of $13,001 under a factoring, loan, and security agreement executed on April 21, 2005 and a revolving loan agreement executed on July 24, 2007, to fund its working capital requirements during the nine months ended September 30, 2008.  The Company has $4,081 available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company, and it has $743 available for future borrowings under the revolving loan agreement.

On February 22, 2008, the Company received $1,714 distribution from its majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) from which it issued and sold $2,500 in preferred membership units to two existing holders of LMC common membership units.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance.  As of September 30, 2008, LMC has redeemed $213 of the preferred units and distributed $200 in priority return to the preferred units holders.

The Company anticipates that it will not have sufficient funds to pursue its current operating plan beyond the fourth quarter of 2008 and will therefore require additional funding.  The Company is actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that the Company seeks and the timing of such fundraising efforts will depend on the extent to which the Company is able to increase revenues through obtaining additional purchase orders for its products and/or the extent to which the Company can restructure or modify its debt.  Because the Company cannot be certain that it will be able to obtain adequate funding from debt, equity, or other traditional financing sources, it is also actively pursuing several strategic financing options, including the intent to sell its manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

The Company cannot guarantee that adequate funds will be available when needed, and if it does not receive sufficient capital, the Company may be required to alter or reduce the scope of our operations.

Additionally, the Company has approximately $1,192 of principal and accrued interest outstanding as of September 30, 2008, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  The Company intends to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report it does not have sufficient funds to repay the Bridge Notes.  As a result, the Company is currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. The Company has not received a formal notice of default and it is currently working to resolve this matter with investors holding our Bridge Notes.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

The Company was required under its amended Security Purchase Agreement, dated April 23, 2007, between the Company and holders of the 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As the Company has not yet fully repaid the Bridge Notes, it is not in compliance with this covenant and is subject to default under the January 2010 Notes.  Such a default may have material adverse effect on the Company’s operations, financial condition, and results of operations. As of the filing of this report, the Company has received a formal notice of default under this covenant and is currently working to resolve this matter.

The Company was required, beginning July 31, 2008 and at the end of each month thereafter, to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at the Company’s election, with shares of our common stock.  On July 31, 2008, the Company obtained an agreement with the majority of the January 2010 Note holders to change the amortization date of the principal to September 30, 2008 and to change the redemption amount at each amortization date to be 1/32nd of the principal amount.   As a result of this amendment, the Company is required to make an aggregate payment equal to $583 on September 30, 2008. However, the Company did not have sufficient funds to make this payment, and, accordingly, the Company is in default under the January 2010 Notes.  The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As of the filing of this report, the Company has received a formal notice of default under this covenant and is currently working to resolve this matter (see Note 14).  As a result, the outstanding principal due under the January 2010 Notes of $18,643 is included in current portion of long-term debt and accrued interest and fees of $698 is included in accounts payable and accrued expenses as of September 30, 2008.  Such a default may have material adverse effect on the Company’s operations, financial condition, and results of operations.

Approximately $202 of principal and accrued interest became due from the Company’s Korean subsidiary under a loan from Kookmin Bank of South Korea in August 2008.  However, as of the filing of this report the Company does not have sufficient funds to repay the loan and the Company has received a formal notice of default. Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of our manufacturing plant facility and certain equipment in South Korea.  The foreclosure of our manufacturing plant facility and equipment in South Korea would have material adverse effect on the Company’s operations, financial condition, and results of operations.  The Company is currently working to resolve this matter with Kookmin Bank by seeking a forbearance until the Company is able to obtain funding to repay this loan, although there is no assurance that the Company will be able to obtain any such funding.

The Company has outstanding liens and judgments on its assets by various creditors for past-due trade payables totaling approximately $791, of which approximately $545 is held by creditors in South Korea, as of September 30, 2008.  The Company is currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If the Company cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on the Company’s operations, financial condition, and results of operations.

4. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2008	2007
	(Unaudited)

Raw materials	$563	$1,216
Work in process	309	536
Finished goods	402	546
Total inventories	$1,274	$2,298

5. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future.  Total amount of idle equipment remaining was $141 as of September 30, 2008 and $178 as of December 31, 2007.

During the three months ended March 31, 2007, the Company disposed of $7 of its idle equipment as part of the equipment purchase agreement and transfer agreement regarding Weihai operations with Grace Metal (see Note 13).

6.   Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of September 30, 2008, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of September 30, 2008 the Company used 1% of coatings applications sales as estimates of warranties to be claimed.

During the three and nine months ended September 30, 2008, the Company recorded $46 and $68 of net gain on warranty, respectively. During the three and nine months ended September 30, 2007, the Company recorded a net gain of $120 from expired warranty and $141 of warranty expense, respectively.  The warranty accrual balance is included in accounts payable and accrued expenses.

7.  Notes Payable

Unsecured Subordinated Note

On May 17, 2006, September 21, 2006, and December 1, 2006, the Company issued 8% unsecured subordinated notes due August 2007 in the aggregate principal amount of $4,584 (the “August 2007 Subordinated Notes”).  The August 2007 Subordinated Notes are unsecured and became due August 2007.

As part of a private placement offer in January 2007, $925 of August Subordinated 2007 Notes and $45 of accrued interest was exchanged for 8% Convertible Subordinated Notes due January 2010 (see Secured Convertible Subordinated Notes below).  Additionally, as of December 31, 2007, $900 of August Subordinated 2007 Notes and $46 of accrued interest was retired.

As of September 30, 2008 and December 31, 2007, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $1,009 and $2,659, respectively, and are included in current portion of long-term debt.  The Company intends to fully repay the amounts due under the August 2007 Subordinated Notes.  However, as of the filing of this report, the Company does not have sufficient funds to repay the August 2007 Subordinated Notes.  As a result, the Company is currently in default under the August 2007 Notes.  The Company has not received a formal notice of default and is currently working to resolve this matter with investors holding the August 2007 Subordinated Notes.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

Interest expense for the amortization of discount on the note was $172 and $630 for the three and nine months September 30, 2007, respectively.  As of September 30, 2008 and 2007, the effective interest rate for the August 2007 Subordinated Notes was 8% and 37.6%, respectively.

As part of the issuance of the August 2007 Subordinated Notes in 2006, the Company issued warrants to the purchasers of the notes and placement agents giving them right to purchase up to an aggregate of 972,964 shares of the Company’s common stock.  The warrants had an original exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  In October 2007, the Company reduced the exercise price of warrants to $1.75 and increased the outstanding warrants with certain holders of the August 2007 Subordinated Notes by 30% for an extension of the maturity of the August 2007 Subordinated Notes.   As of September 30, 2008, the exercise price of the warrants was reduced to $1.72 and $2.07 per share, respectively, and total amount of warrants was increased to 1,313,380.  The warrants will expire on May 17, 2011.

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

In April 2007, the Company entered into an amendment to the Securities Purchase Agreement, dated January 3, 2007, between the Company and the purchasers of the January 2010 Notes (“April 2007 Amendment”) providing that the Company will have until October 1, 2007 to repay approximately $15,461 of the Company’s outstanding debt under previously issued promissory notes, including the August 2007 Subordinated Notes (“Debt Satisfaction Covenant”).  The Company has not fully repaid $1,009 principal due under the August 2007 Subordinated Notes as of September 30, 2008.  As a result, the Company is not in compliance with the Debt Satisfaction Covenant.  As of the filing of this report, the Company has received a formal notice of default under this covenant and is currently working to resolve this matter.

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

For the Nine Months Ended September 30, 2008 and 2007

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

The January 2010 Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in the form of additional January 2010 Notes (in which case the interest rate will be 10% per annum). The ability to pay interest with additional January 2010 Notes is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. From and after an event of default under the January 2010 Notes and for so long as the event of default is continuing, the January 2010 Notes will bear default interest at a rate of 12% per annum (or 15% per annum if we elect to pay interest with additional January 2010 Notes).  During 2007, the Company issued $971 of additional January 2010 Notes for accrued interest and late registration fees.  For the nine months ended September 30 2008, the Company issued $846 of additional January 2010 Notes for accrued interest.

The Company was required, beginning July 31, 2008 and at the end of each month thereafter, to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at the Company’s election, with shares of our common stock.  On July 31, 2008, the Company obtained an agreement with the majority of the January 2010 Note holders to change the amortization date of the principal to September 30, 2008 and to change the redemption amount at each amortization date to be 1/32nd of the principal amount.   As a result of this amendment, the Company is required to make an aggregate payment equal to $583 on September 30, 2008. However, the Company did not have sufficient funds to make this payment, and, accordingly, the Company is in default under the January 2010 Notes.  The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As of the filing of this report, the Company has received a formal notice of default under this covenant and is currently working to resolve this matter (see Note 14).  As a result, the outstanding principal due under the January 2010 Notes of $18,643 is included in current portion of long-term debt as of September 30, 2008.

In connection with the January 2007 private placement, the Company entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which the Company is subject to monetary penalties up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. As of September 30, 2008, an aggregate of $698 in monetary penalties under the Registration Rights Agreement had already been paid to investors in the form of additional notes, while an additional $256 in such penalties was accrued but unpaid.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

The change in the fair value of the conversion feature liability resulted in a gain of $642 and $2,104 for the three months and nine ended September 30, 2008, respectively.  The change in the fair value of the conversion feature liability resulted in a gain of $602 and $4,565 for the three and nine months ended September 30, 2007, respectively. The fair value of conversion feature outstanding at September 30, 2008 and December 31, 2007 was $29 and $2,083, respectively.   The fair value conversion feature outstanding at September 30, 2008 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0 to 1.26 years; (2) volatility of 74%, (3) risk free interest of 0.92% to 1.78% and dividend rate of 0%.

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

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $18,643 and $17,797 as of September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008 and December 31, 2007, un-amortized discounts for conversion feature, warrants, and cash discount totaled $8,175 and $10,471, respectively, and other asset debt issuance costs totaled $751 and $967, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $1,006 and $2,563 for the three and nine months ended September 30, 2008, respectively. Interest expense for the amortization of debt issuance cost and discount on note was $446 and $1,200 for the three and nine months ended September 30, 2007, respectively.  As of September 30, 2008, the effective interest rate of the January 2010 Notes was 61%.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

For the nine months ended September 30, 2008, the Company borrowed $5,251 and repaid $5,340 under the Agreement.  The total outstanding advance made under the agreement is $919 and $1,008 as of September 30, 2008 and December 31, 2007, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 6.95% for the nine months ended September 30, 2008.  As of September 30, 2008, the Company’s availability for future borrowing under the agreement is $4,081, which is contingent on approval of eligible receivables by the financing company.

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of September 30, 2008, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.  During the first eighteen months from the origination date, interest was payable on a monthly basis.  In October 2003, the Company paid $873 of principal at the request of Kookmin Bank due to the sale of machines that had been part of the collateral on the loan.  Subsequent to October 31, 2003, Kookmin Bank requested that the Company pay an additional $866 of principal by February 2004 due to the Company’s current credit rating.  The Company made two payments on the requested additional loan pay down in November and December 2003 of $320 and $205, respectively.  The remaining payment of $341 was subsequently made in February 2004.

Beginning in September 2004, the Company is required to make equal monthly installments of principal and interest to repay the remaining balance through August 2008.  The outstanding loan balance totaled $178 and $451, as of September 30, 2008 and December 31, 2007, respectively and are included in current portion of long-term debt.   The Company intends to fully repay the amounts due under the loan.  However, as of the filing of this report the Company does not have sufficient funds to repay the loan.  As a result, the Company is currently in default under the loan.  The Company has received a formal notice of default and Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of manufacturing plant facility and certain equipment in South Korea.  The foreclosure of the Company’s manufacturing plant facility and equipment in South Korea would have material adverse effect on the Company’s operations, financial condition, and results of operations.  The Company is currently working to resolve this matter with Kookmin Bank by seeking a forbearance until the Comany is able to obtain funding to repay this loan, although there is no assurance that the Company will be able to obtain any such funding.

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $41 and $142 for the three and nine months ended September 30, 2008, respectively.  Interest expense for the amortization of debt issuance cost was $35 for the three and nine months ended September 30, 2007.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

The Company retains a 69.25% ownership interest in LMC, C3 holds a 19% ownership interest, Larry Buffington, the Company’s President and CEO, (who also serves as the President and CEO of LMC) holds a 10% ownership interest, and CRESO Capital Partners (“CRESO”), the Company’s financial advisor in the Transaction, holds a 1.75% ownership interest.  The equity interests acquired by C3 and issued to CRESO were not considered a discount to debt, as the unconsolidated net assets of LMC were deemed to have an initial value of $0 upon closing of the Transaction for financial accounting purposes.  Further, LMC is fully responsible for the repayment of debt obligations.

Midwest Debt

In connection with the Transaction, LMC entered into a Loan Agreement, dated July 24, 2007 (the “Loan Agreement”), with Bank Midwest, N.A. (“Midwest”).  The Loan Agreement provides for total loan availability of $5,500, consisting of a $4,000 term loan with an annual interest rate of 8.48% and a revolving loan of up to $1,500 with a variable interest equal to prime rate as published in the Wall Street Journal. Interest payments are due monthly.  The term loan has a maturity date of July 20, 2011.  The revolving loan has a maturity date of July 20, 2008.  Borrowing availability under the revolving loan is based in a percentage of LMC’s eligible receivables and eligible inventory, and the initial advance under the revolving loan was $1,000 on July 24, 2007.

On September 23, 2008, the Loan Agreement was amended to extend the revolving loan maturity to September 24, 2009, reduce the revolving loan limit to $1,350, and provided for a minimum rate of interest of 6.5%. LMC’s obligations under the Loan Agreement are secured by a blanket security interest in all of LMC’s assets and the Company’s equity interest in LMC, and pursuant to an intercreditor agreement between the C3 and Midwest.  Midwest’s security interest in the assets is senior to C3’s security interest in the same assets.

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

As of September 30, 2008 and December 31, 2007, the gross outstanding loan balance under the term loan totaled $2,979 and $3,688, respectively, and the gross outstanding loan balance under the revolving loan totaled $607 and $1,130, respectively. The loans are presented as long term debt and short term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $63 and $243 for the three and nine months ended September 30, 2008, respectively.  Interest expense incurred under the term loan and revolving loan totaled $79 for the three and nine months ended September 30, 2007.

Additionally, LMC entered into a Promissory Note, dated August 29, 2007 (the “Capital Loan”), with Midwest to provide for $49 with an annual interest of 8.25% to be used towards the purchase of a company truck.  The Capital Loan has a maturity date of September 1, 2012.  LMC is required to make monthly principal and interest payments of $1 per month.  As of September 30, 2008 and December 31, 2007, the gross outstanding loan balance under the Capital Loan totaled $37 and $44, respectively, which is presented as short term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $1 and $2 for the three and nine months ended September 30, 2008, respectively.  Interest expense incurred under the Capital Loan totaled $0 for the three and nine months ended September 30, 2007.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

or Securities Purchase Agreement) to require LMC to purchase the C3 entities’ membership interests in LMC for a purchase price equal to their pro rata portion of the greater of (i) the appraised fair market value of LMC or (ii) six times LMC’s trailing 12-month earnings before interest taxes, depreciation, and amortization, less funded debt.

The Subordinated Notes have a maturity date of July 20, 2012 with no required principal payments before maturity other than upon specified triggering events, such as a change in control of LMC.  Interest accrues at an annual rate of 14%, with 12% interest being payable monthly beginning September 2007 and the remaining 2% interest being payable at maturity.  In connection with the Securities Purchase Agreement and the Subordinated Notes, the Company and LMC entered into pledge agreements with the C3 entities in which the Company pledged its membership interest in LMC to secure the obligations under the notes and LMC pledged its membership interests in LMCS to secure its obligations under the notes.  LMC and LMCS also granted to C3 a blanket security interest in all of their assets to secure their obligations under the Subordinated Notes.

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $6,656 and $6,557 as of September 30, 2008 and December 31, 2007, respectively.  Interest expense incurred under the Subordinated Notes totaled $199 and $594 for three and nine months ended September 30, 2008, respectively.  Interest expense incurred under the Subordinated Notes totaled $172 for three and nine months ended September 30, 2007.

8.     Stock Compensation Plan

During the three and nine months ended September 30, 2008, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 0 and 70,000, respectively, of the Company’s common shares for an average exercise price of $0 and $0.70, respectively.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the three and nine months ended September 30, 2008, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company its subsidiaries, the Company granted options to purchase 0 and 200,000, respectively, of the Company’s common shares for an average exercise price of $0 and $0.64, respectively.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company canceled 87,694 and 524,039 options during the three and nine months ended September 30, 2008, for terminated employees and options expired.

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

As of September 30, 2008, LMC has redeemed $213 of its preferred units and distributed $200 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,287 as of September 30, 2008.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended September 30, 2008
Revenue to external customers	$2,727	$2,314	$5,041
Gross profit	1,042	208	1,250
Income before minority interest and interest expense	300	40	340
Total identifiable assets at end of period	3,166	10,636	13,802

Three months ended September 30, 2007
Revenue to external customers	$3,505	$3,601	$7,106
Gross profit (loss)	1,115	797	1,912
Income (loss) before minority interest and interest expense	2,229	(1,308)	921
Total identifiable assets at end of period	2,942	17,708	20,650

Nine months ended September 30, 2008
Revenue to external customers	$9,025	$8,453	$17,478
Gross profit	3,124	1,029	4,153
Income before minority interest and interest expense	1,034	483	1,517
Total identifiable assets at end of period	3,166	10,636	13,802

Nine months ended September 30, 2007
Revenue to external customers	$9,293	$11,211	$20,504
Gross profit (loss)	3,667	(2,484)	1,183
Income (loss) before minority expense and interest expense	2,229	(3,594)	(1,365)
Total identifiable assets at end of period	2,942	17,708	20,650

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Total segment income (loss) before minority interest and interest expense	$340	$921	$1,517	$(1,365)
General and administrative expenses, excluded	(786)	(1,193)	(2,566)	(5,170)

Consolidated loss before interest, other expense, other income, income taxes, minority interests	(446)	(272)	(1,049)	(6,535)
Loss from extinguishments of debt	—	—	—	(648)
Change in value of warrants, gain	989	220	2,385	4,476
Change in value of conversion feature, gain	642	625	2,104	6,137
Interest expense	(1,860)	(1,991)	(5,280)	(7,454)
Interest income	—	14	3	121
Minority interests	(115)	(66)	(341)	(66)
Consolidated net loss	$(790)	$(1,470)	$(2,178)	$(3,969)

Included in bulk alloy segment income for both the nine months ended September 30, 2008 is $247 of other income from accounts payables write-off.   Included in bulk alloy segment income for both the three and nine months ended September 30, 2007 is $0 and $49, respectively, of other income from gain on disposal of assets in connection with the equipment purchase agreement and transfer agreement of the Weihai operations to Grace Metal (see Note 13).

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $3,038 and $4,311 during the three months ended September 30, 2008 and 2007, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended September 30, 2008, the Company had revenue from sales to companies outside of the United States of $2,003 of which $131 represented sales to companies located in South Korea.  During the three months ended September 30, 2007, the Company had revenues from companies outside of the United States of $2,795 of which $1,839 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,865 and $1,613 located in the United States at September 30, 2008 and December 31, 2007, respectively. The Company had long-lived assets of $7,018 and $8,935 located in South Korea at September 30, 2008 and December 31, 2007, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

September 30,
2008

Total segment assets	$13,802
Cash and cash equivalents	17
Prepaid expenses and other current assets	985
Other property, plant and equipment	114
Intangibles, net	1,065
Other assets	421
Total consolidated assets	$16,404

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

Options to purchase 6,248,707 shares of common stock at prices ranging from $0.75 to $15.00 per share were outstanding at September 30, 2008, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 14,443,183 shares of common stock with prices ranging from $1.55 to $2.07 per share outstanding at September 30, 2008, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Additionally, 16,948,502 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices of $1.10 per share outstanding at September 30, 2008 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in gains of $989 and $2,385 for the three and nine months ended September 30, 2008, respectively. The change in the fair value of the warrants resulted in gains of $220 and $4,476 for the three and nine months ended September 30, 2007, respectively.  The fair value of warrants outstanding at September 30, 2008 of $198 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.46 to 4.24 years; (2) volatility of 74%, (3) risk free interest of 1.60% to 2.98%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2007 of $2,583 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.21 to 4.99 years; (2) volatility of 63%, (3) risk free interest of 3.07% to 3.45%, and dividend rate of 0%.

12.     Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

In August 2006, the United States Department of Justice (“DOJ”) instituted an investigation into underlying facts and circumstances as were alleged in a securities class action and shareholder derivative actions filed in 2004 against the Company and certain of its former and current directors and officers, which were settled out of court.  The Company has cooperated with the DOJ in its investigation.  More than one year has lapsed since the last activity on this matter, the Company is not aware of any information that this investigation is continuing.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the nine months ended September 30, 2008 and 2007, the Company recognized revenues of $0 and $103 of Liquidmetal alloys sold to LSI for use in the joint venture.

The Company has outstanding liens and judgments on its assets by various creditors for past-due trade payables totaling approximately $791, of which approximately $545 is held by creditors in South Korea, as of September 30, 2008.  The Company is currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If the Company cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on the Company’s operations, financial condition, and results of operations.

13.    Related Party Transactions

The Company is a party to a consulting agreement with Mr. Johnson on a month-to-month basis starting from 2005.  During the three and nine months ended September 30, 2008, the Company incurred $10 and $40 in consulting fees from Mr. Johnson, respectively.  During the three and nine months ended September 30, 2007 the Company incurred $15 and $45 in consulting fees from Mr. Johnson, respectively.

During 2005, Soo Buchanan, the sister of John Kang, the Company’s Chairman, began providing services to the Company as a consultant.  During the three and nine months ended September 30, 2008, the Company incurred $10 and $70, respectively, for her services as a consultant.  During the three and nine months ended September 30, 2007, the Company incurred $20 and $54, respectively, for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $27 and $82 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

The Audit Committee of our Board of Directors conducted an independent inquiry into the above-described transactions with the aid of independent legal counsel and, as a result of such inquiry, the Audit Committee concluded that the transactions should have resulted in a liability to the Company under Section 16(b) in the amount of $302.  Mr. Kang has acknowledged this liability, and in an agreement negotiated between Mr. Kang and the Audit Committee and approved by the full Board, Mr. Kang will pay this liability through periodic installments in 2005 and 2006.  As a result, the Company accrued for the $302 receivable in other assets and other income as of December 31, 2004.  The above-described transactions involving Growell Metal was reported on a new Form 4 filed by Mr. Kang on November 15, 2004, and the open-market purchases were previously reported on a timely basis in August 2002.  As of September 30, 2008 and December 31, 2007, the outstanding amount of the receivable was $178 for both periods.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

As of September 30, 2008 and December 31, 2007, CK Cho, a member of our Board of Directors, held $490 and $467 of the convertible subordinated notes, respectively, and held 305,918 exercisable warrants for both periods.

As of September 30, 2008 and December 31, 2007, Ricardo Salas, the Company’s former Chief Executive Officer, held $372 and $354 of the convertible unsecured subordinated notes, respectively, and $259 of the unsecured subordinated notes for both periods.  He also held a total of 377,691 of exercisable warrants as of both September 30, 2008 and December 31, 2007.

On June 1, 2007, the Company entered into a transaction with Grace Metal (“GM”), under which (i) GM agreed to purchase various equipments (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) the Company granted GM a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  GM was formed by an investor group that includes the former Founder and director of the Company, James Kang, who is also the brother of John Kang, Chairman of the Board of our company.  Under an equipment purchase agreement between the Company and GM, GM agreed to buy the purchased equipment for a total purchase price of $2,000, of which $577 were received as of September 30, 2008.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate the Company’s continuing manufacturing needs, and it also provides that the Company will retain a security interest in the purchased equipment until full payment of the purchase price.

In consideration of the license agreement with GM, the Company will be entitled to royalty of 10% of GM’s net sales of licensed products (unless GM’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  Effective June 1, 2008, the royalty rate was adjusted to 5%.  The agreement provides that the Company may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $500 or more per year.  The agreement also provides that GM will be required to purchase all alloy feedstock from the Company, and the Company will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.

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

The Company purchased production supplies and outsourced production of certain bulk alloy production with GM, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of the Company and the brother of our current Chairman.  In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtack, South Korea, with GM as the Company began significant outsourcing at its bulk alloy parts production.  The Company purchased a total of $830 and $1,213 for the three and nine months ended September 30, 2008, respectively, of which $1,073 is included in accounts payable and accrued liabilities at September 30, 2008.  The Company recognized revenue from sales of raw materials and royalties for a total of $296 and $1,628 for the three and nine months ended September 30, 2008, respectively, of which $138 is included in accounts receivable as of September 30, 2008.

Effective October 20, 2006, Mr. Kang began providing services to the Company as a consultant, which would have continued through December 31, 2009.  On December 31, 2007, the terms of the consulting agreement were accelerated whereby the remaining two years of Mr. Kang’s consulting fees were settled for $435.  The Company incurred $50 and $150 in consulting for the three and nine months ended September 30, 2007, respectively.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands, except share data)

(unaudited)

14.    Subsequent Event

The Company currently has outstanding $18,643 in aggregate principal amount of 8% Convertible Subordinated Notes due January 2010 (the “Notes”).  Under the terms of the Notes, as amended, the Company was required to make an aggregate payment equal to $583 on September 30, 2008, as a result of the commencement of monthly amortization payments equal to 1/32 of their original principal amount due under the Notes.  However, the Company did not have sufficient funds to make this payment, and, accordingly, an “Event of Default” occurred under the Notes as of October 4, 2008.  As a result of this Event of Default, the holders of the Notes are entitled to accelerate all principal and interest under the Notes.  The aggregate amount of outstanding principal and accrued but unpaid interest under the Notes as of October 4, 2008, was $19,081.  As of the filing of this report, we have recieved a formal notice of default and we are currently working to resolve the matter.  The Company intends to respond to this situation by a combination of seeking to amend the terms of certain Notes held by persons indicating a willingness to do so and seeking to sell certain assets of the Company in order to fund payments under the Notes.  However, there is no assurance that the Company will be able to sell sufficient assets or complete such amendments as may be necessary to bring the Company out of default.

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

The company adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded during the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense of $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2007, respectively.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

Revenue. Revenue decreased $2.1 million to $5.0 million for the three months ended September 30, 2008 from $7.1 million for the three months ended September 30, 2007.  The decrease consisted of $1.1 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers and royalties on products sold by our licensees as a result of decrease in demand in electronic casings applications, a decrease of $0.8 million from the sales of our coating products as a result decrease in demand in oil drilling applications, and a decrease of $0.2 million from our research and development contracts.

Cost of Sales. Cost of sales decreased to $3.8 million, or 75% of revenue, for the three months ended September 30, 2008 from $5.2 million, or 73% of revenue, for the three months ended September 30, 2007.  The decrease was a result of a continued change in revenue mix during the three months ended September 30, 2008. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $1.4 million, or 28% of revenue, for the three months ended September 30, 2008 from $1.9 million, or 26% of revenue, for the three months ended September 30, 2007. The decrease was primarily a result of decreases in professional fees of $0.4 million, a decrease in wages and expenses of $0.2 million, offset by an increase in bad debt expense of $0.1 million.

Research and Development Expenses. Research and development expenses remained at $0.3 million, or 6% of revenue, for the three months ended September 30, 2008 versus $0.3 million or 5% of revenue for the three months ended September 30, 2007.  Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $1.0 million, or 20% of revenue, for the three months ended September 30, 2008 from a gain of $0.2 million, or 3% of revenue, for the three months ended September 30, 2007.  The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our convertible notes funded in 2007 resulted in a gain of $0.6 million, or 13% of revenue, during the three months ended September 30, 2008 from a gain of $0.6 million, or 9% of revenue, for the three months ended September 30, 2007, primarily as a result of fluctuations in our stock price.

Interest Expense. Interest expense was $1.9 million, or 37% of revenue, for the three months ended September 30, 2008 and was $2.0 million, or 28% of revenue, for the three months ended September 30, 2007. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, and the Kookmin loan.  The decrease was due to decreased debt discount amortization during the three months ended September 30, 2008.

Interest Income.  Interest income was $14 thousand for the three months ended September 30, 2007 from interest earned on cash deposits.  There was no interest income for the three months ended September 30, 2008.

Comparison of the nine months ended September 30, 2008 and 2007

Revenue. Revenue decreased $3.0 million to $17.5 million for the nine months ended September 30, 2008 from $20.5 million for the nine months ended September 30, 2007.  The decrease consisted of a decrease of $2.3 million of sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers and royalties on products sold by our licensees as a result of increased reliance on licensees to manufacture and sell bulk Liquidmetal alloy parts, decrease of $0.2 million from the sales of our coating products as a result of decrease in demand in oil drilling applications, and a decrease of $0.5 from our research and development contracts.

Cost of Sales. Cost of sales decreased to $13.3 million, or 76% of revenue, for the nine months ended September 30, 2008 from $19.3 million, or 94% of revenue, for the nine months ended September 30, 2007.  The decreases were a result of a change in revenue mix during the nine months ended September 30, 2008, primarily from increased royalty revenues.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $4.6 million, or 26% of revenue, for the nine months ended September 30, 2008 from $6.9 million, or 34% of revenue, for the nine months ended September 30, 2007. This decrease was primarily a result of decreases in wages and expenses of $0.5 million, a decrease in travel related expenses of $0.1 million, a decrease in bad debt expenses of $0.2 million, a decrease in accrued warranty expenses of $0.2 million, a decrease in professional fees expense of $1.0 million, and a decrease in rents and utilities expenses of $0.2 million.

Research and Development Expenses. Research and development expenses decreased to $0.8 million, or 5% of revenue, for the nine months ended September 30, 2008 from $0.9 million, or 4% of revenue, for the nine months ended September 30, 2007.  The Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishments of Debts.  Loss from extinguishments of debts was $0.6 million or 3% of revenue for the nine months ended September 30, 2007 due to the extinguishment of certain of our convertible and subordinated notes in January 2007.

Change in Value of Warrants.  Change in value of warrants decreased to a gain of $2.4 million, or 14% of revenue, for the nine months ended September 30, 2008 from a gain of $4.5 million, or 22% of revenue, for the nine months ended September 30, 2007.  The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our convertible notes funded between 2004 and 2007 resulted decreased to a gain of $2.1 million, or 12% of revenue, during the nine months ended September 30, 2008 from a gain of $6.1 million, or 30% of revenue, for the nine months ended September 30, 2007, primarily as a result of fluctuations in our stock price.

Other Expense.  Other expense increased to $17 thousand during the nine months ended September 30, 2008 for costs of issuing shares of preferred units of our subsidiary, from $0 during the nine months ended September 30, 2007.

Other Income.  Other income increased to $0.2 million, or 1% of revenue, during the nine months ended September 30, 2008, due to a write-off of one of the Company’s outstanding payables, from $49 thousand during the nine months ended September 30, 2007, primarily from gain recognized from disposal of assets.

Interest Expense. Interest expense was $5.3 million, or 30% of revenue, for the nine months ended September 30, 2008 and was $7.5 million, or 36% of revenue, for the nine months ended September 30, 2007. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, and the Kookmin loan.  The decrease was due to decreased debt discount amortization during the nine months ended September 30, 2008.

Interest Income.  Interest income was $3 thousand for the nine months ended September 30, 2008 and was $0.1 million, or 1% of revenue, for the nine months ended September 30, 2007 from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash provided by operating activities was $0.3 million for the nine months ended September 30, 2008 and our cash used for operating activities was $9.6 million for the nine months ended September 30, 2007.  Our working capital deficit increased from $12.4 million at December 31, 2007 to $17.0 million at September 30, 2008.  The working capital deficit increase of $4.6 million was primarily attributable to decrease of cash and cash equivalents of $1.0 million, decrease of trade account receivables of $1.1 million, decrease of inventories of $1.0 million, and increase of accounts payable and accrued expenses of $0.7 million, increase of long term debt, current portion, net of discounts of $6.6 million, offset by an increase of prepaid expenses and other current assets of $0.3 million, decrease of deferred revenue of 0.1 million, decrease of short-term debt of $0.6 million, decrease of warrant liabilities of $2.4 million, decrease of conversion feature liabilities of $2.1 million, and decrease of other liabilities, current portion, of $0.3 million.

Our cash used in investing activities was $1.1 million for the nine months ended September 30, 2008 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash used for financing activities was $1.1 million for the nine months ended September 30, 2008.  We paid net $0.6 million in borrowings from factoring agreement executed in April 2005 and a revolving loan agreement executed in July 2007.  We have $4.1 million available for future borrowings under the factoring agreement, which is contingent on approval of eligible receivables by the financing company and we have $0.7 million available for future borrowings under the revolving loan agreement.

On February 22, 2008, we received $1.7 million distribution from our majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) from which it issued and sold $2.5 million in preferred membership units to two existing holders of LMC common membership units.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance.  LMC has redeemed $0.2 million of the preferred units as of September 30, 2008.

We anticipate that we will not have sufficient funds to pursue our current operating plan beyond the fourth quarter of 2008 and we will therefore require additional funding.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Additionally, we have approximately $1.2 million of principal and accrued interest outstanding as of September 30, 2008, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with investors holding our Bridge Notes.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are not in compliance with this covenant and are subject to default under the January 2010 Notes.  Such a default may have material adverse effect on our operations, financial condition, and results of operations. As of the filing of this report, we have received a formal notice of default under this covenant and are currently working to resolve this matter.

We were required, beginning July 31, 2008 and at the end of each month thereafter, to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at our election, with shares of our common stock.  On July 31, 2008, we obtained an agreement with the majority of the January 2010 Note holders to change the amortization date of the principal to September 30, 2008 and to change the redemption amount at each amortization date to be 1/32nd of the principal amount.   As a result of this amendment, we are required to make an aggregate payment equal to $0.6 million on September 30, 2008. However, we did not have sufficient funds to make this payment, and, accordingly, we are in default under the January 2010 Notes.  The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As of the filing of this report, we have received a formal notice of default under this covenant and we are currently working to resolve this matter.  As a result, the outstanding principal due under the January 2010 Notes of $18.6 million is included in current portion of long-term debt and accrued interest and fees of $0.7 million is included in accounts payable and accrued expenses as of September 30, 2008.  Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our January 2010 Notes.

Approximately $0.2 million of principal and accrued interest became due from our Korean subsidiary under a loan from Kookmin Bank of South Korea in August 2008.  However, as of the filing of this report we did not have sufficient funds to repay the loan and we have received a formal notice of default.  Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of our manufacturing plant facility and certain equipment in South Korea.  The foreclosure of our manufacturing plant facility and equipment in South Korea would have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with Kookmin Bank by seeking a forbearance until we are able to obtain funding to repay this loan, although there is no assurance that we will be able to obtain any such funding.

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $0.8 million, of which $0.5 million is held by creditors in South Korea, as of September 30, 2008.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of September30, 2008:

		Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term debt (2)	$19,830	$19,830	$—	$—	$—
Long-term debt of consolidated subsidiary (2)	9,635	1,000	1,979	6,656	—
Short-term debt (3)	919	919	—	—	—
Short-term debt of consolidated subsidiary	644	644	—	—	—
Interest payments (4)	8,058	4,286	2,569	1,203	—
Operating leases and rents	933	282	498	153	—
Consulting services payable	165	156	9	—	—
Foster Wheeler	150	150	—	—	—
Dongyang	9	9	—	—	—
Nichimen	315	315	—	—	—
Totals (1)	$40,658	$27,591	$5,055	$8,012	$—

(1)

Contractual cash obligations include Long-Term Debt comprised of $1,009 of Unsecured Subordinated Notes issued in 2006, $18,643 of Convertible Unsecured Notes originally issued in 2007, $178 of Kookmin Bank Loan, and $2,979 of Bank Midwest term loan, $6,656 of C3 Capital Partners Subordinated Notes, Short-Term Debt comprised of $919 outstanding advances received under factoring, loan, and security agreement, $644 of Bank Midwest revolving loan, future minimum lease payments under capital and operating leases, purchase commitments from consultants, payments due from assets purchased from Foster Wheeler thermal spray coatings business, payments due from our discontinued equipment manufacturing business, and minimum payments due under a distribution agreement.

(2)	Does not include accrued and scheduled interest payments of $7,950; and un-amortized cash discount and discounts for conversion feature and warrants of $8,175 of our convertible notes.
(3)	Does not include minimum interest and fee payments of $30.
(4)

Interest payments include accrued and scheduled payments due on long-term debt and long-term debt of consolidated subsidiary with annual interest rates between 8% to 14%. Interest payments also include estimated interest on short-term debt and short-term debt of majority owned subsidiary with annual interest rates between 6.5% to 8.25% with expected maturity of approximately 1 year.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy an ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the year ended December 31, 2007, we recognized revenues of $0.7 million of Liquidmetal alloys sold to SAGA for use in the joint venture.  During the nine months ended September 30, 2008 and 2007, we recognized revenues of $0 and $0.1 million of Liquidmetal alloys sold to LSI for use in the joint venture.

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

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  In accordance with the final Release No. 33-8934 by the Security and Exchange Commission, which requires companies that are non-accelerated filers to include in their annual reports an attestation report of their independent auditors on internal control over financial reporting for fiscal years ending on or after December 15, 2009, we have elected not to include an attestation report of our independent auditor on our internal controls for our fiscal year ending December 31, 2008.  However, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended September 30, 2008, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

Department of Justice Investigation

In August 2006, the United States Department of Justice (“DOJ”) instituted an investigation into underlying facts and circumstances as were alleged in a securities class action and shareholder derivative actions filed in 2004 against our company and certain of its former and current directors and officers, which were settled out of court.  We have cooperated with the DOJ in its investigation.  More than one year has lapsed since the last activity on this matter, we are not aware of any information that this investigation is continuing.

Item 1A – Risk Factors

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007, the following is an additional risk factor that could adversely affect our business, results of operations or financial condition.

We rely on our suppliers for mold making and manufacture of our bulk amorphous alloy parts.

We have outsourced much of our mold making and manufacturing of our bulk amorphous alloy parts. Therefore, our revenue growth is dependent on our ability to obtain sufficient manufacturing capacity.  Our suppliers may allocate their limited capacity to fulfill the production requirements of other customers.  In the event of a disruption of the operations of our suppliers, we may not have a secondary manufacturing source immediately available. Such an event could cause significant delays in shipments and may adversely affect our cost of goods sold and our results of operations.

We are in default under various debt obligations.

We have approximately $1.2 million of principal and accrued interest outstanding as of September 30, 2008, under the 8% unsecured subordinated notes (“Bridge Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.  Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our Bridge Notes by seeking a forbearance until we are able to obtain funding to repay the Bridge Notes, although there is no assurance that we will be able to obtain any such funding.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are in default under the January 2010 Notes under the Debt Satisfaction Covenant.  Further, we were required, beginning September 30, 2008 and at the end of each month thereafter, to redeem 1/32th of the principal amount of the January 2010 Notes.  An aggregate payment equal to $0.6 million was due September 30, 2008. However, we did not have sufficient funds to make this payment, and, accordingly, we are in default under the January 2010 Notes.

The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As of the filing of this report, we have received a formal notice of default and we are currently working to resolve this matter.  The outstanding principal due under the January 2010 Notes of $18.6 million is included in current portion of long-term debt and accrued interest and fees of $0.7 million is included in accounts payable and accrued expenses as of September 30, 2008.  Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our January 2010 Notes by a combination of seeking to amend the terms of certain January 2010 Notes held by persons indicating a willingness to do so and seeking to sell certain assets of our company in order to fund payments under the January 2010 Notes.  However, there is no assurance that we will be able to sell sufficient assets or complete such amendments as may be necessary to bring the company out of default.

Additionally, approximately $0.2 million of principal and accrued interest became due from our Korean subsidiary under a loan from Kookmin Bank of South Korea in August 2008.  However, as of the filing of this report we did not have sufficient funds to repay the loan and we have received a formal notice of default.  Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of our manufacturing plant facility and certain equipment in South Korea.  The foreclosure of our manufacturing plant facility and equipment in South Korea would have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with Kookmin Bank by seeking a forbearance until we are able to obtain funding to repay this loan, although there is no assurance that we will be able to obtain any such funding.

Item 3 - Defaults Upon Senior Securities

We have approximately $1.2 million of principal and accrued interest outstanding as of September 30, 2008, under the 8% unsecured subordinated notes (“Bridge Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.   Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our Bridge Notes.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are in default under the January 2010 Notes. Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our January 2010 Notes.

We were required, beginning July 31, 2008 and at the end of each month thereafter, to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at our election, with shares of our common stock.  On July 31, 2008, we obtained an agreement with the majority of the January 2010 Note holders to change the amortization date of the principal to September 30, 2008 and to change the redemption amount at each amortization date to be 1/32nd of the principal amount.   As a result of this amendment, we are required to make an aggregate payment equal to $0.6 million on September 30, 2008. However, we did not have sufficient funds to make this payment, and, accordingly, we are in default under the January 2010 Notes.  The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As of the filing of this report, we have received a formal notice of default under this covenant and we are currently working to resolve this matter.  As a result, the outstanding principal due under the January 2010 Notes of $18.6 million is included in current portion of long-term debt and accrued interest and fees of $0.7 million is included in accounts payable and accrued expenses as of September 30, 2008.  Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our January 2010 Notes.

Additionally, approximately $0.2 million of principal and accrued interest became due from our Korean subsidiary under a loan from Kookmin Bank of South Korea in August 2008.  However, as of the filing of this report we did not have sufficient funds to repay the loan and we have received a formal notice of default.  Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of our manufacturing plant facility and certain equipment in South Korea.  The foreclosure of our manufacturing plant facility and equipment in South Korea would have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with Kookmin Bank by seeking a forbearance until we are able to obtain funding to repay this loan, although there is no assurance that we will be able to obtain any such funding.

Item 5 – Other Information

None.

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

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 19, 2008	/s/ Larry Buffington
Larry Buffington
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2008	/s/ Gerald Morrow
Gerald Morrow
Chief Financial Officer
(Principal Financial and Accounting Officer)