Form 10-K
period 2008-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2009-04-15
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $20,105,556. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $0.55 per share, the closing price of the Common Stock as reported on the OTC Bulletin Board on June 30, 2008, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of June 30, 2008 is deemed to be an affiliate.

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

Overview

We are a materials technology company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop, manufacture, and sell products and components from bulk amorphous alloys to customers in various industries, and we also partner with third-party licensees and distributors to develop and commercialize bulk Liquidmetal alloy products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.  In addition to our bulk alloys, we market and sell a line of proprietary amorphous alloy-based industrial coatings under the Liquidmetal Armacor™ Coatings brand.

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

Subsidiaries and Other Locations

We currently own and operate a manufacturing facility in Pyongtaek, South Korea, which became operational in the third quarter of 2002.  This Korean subsidiary handles our Bulk Liquidmetal alloy business which includes market opportunities to manufacture and sell components made out our bulk alloys.  We operate a distribution warehouse division in Huntsville, Texas to handle our Liquidmetal alloy industrial coatings which are used primarily as protective coatings for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Lastly, we operate a coatings application business based in Dothan, Alabama used to support our industrial coatings business.

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

Results of segment operations and assets are included in Note 17 to the Consolidated Financial Statements contained in this Form 10-K.

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

Industrial Coatings and Powders

We continue to market and sell amorphous alloy industrial coatings and powders under the Liquidmetal Armacor™ Coatings brand name. Liquidmetal alloy coatings are used primarily as a protective coating for industrial machinery and equipment. Since the inception of this business in the late 1980s, our proprietary coatings have demonstrated a high degree of hardness and low coefficient of friction which, when combined with their strong adhesion properties, reduce the wear and consequent failure of the machinery and equipment on which they are used. In contrast to our bulk alloys, we sell Liquidmetal coatings primarily in the form of a wire or powder feedstock that is melted and applied to machinery or equipment through welding or thermal spray processes.

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

Defense Applications

We are working with the U.S. Department of Defense, as well as a variety of defense-related research and development agencies and large defense contractors, to develop various defense-related applications for Liquidmetal alloys. For example, we have successfully developed prototype kinetic energy penetrator rods for use in armor-piercing ammunition systems. Kinetic energy penetrators, or KEPs, are armor piercing munitions that are currently made primarily from depleted uranium (DU) or tungsten heavy alloys (WHA). From inception of our KEP research program in 2002 through 2008, the KEP program has expended approximately $14 million to replicate the terminal ballistic performance on depleted uranium in medium caliber ammunition.

We have also received Office of Naval Research (ONR) funding totaling approximately $2 million for the development of ductile dendritic composite material as a replacement of Ti or Ti-6A-4V material in marine fasteners. In collaboration with the California Institute of Technology, new series of ductile amorphous alloys were designed and successfully produced by a novel semi-solid forging process. Currently, we are manufacturing samples for the mechanical properties testing and are developing material database for the application of this composite material in the military and commercial sectors.

In another application of Liquidmetal amorphous alloys and composites, we are currently working under the SBIR II contract with the Naval Surface Warfare Center, Dahlgren Division on the development of reactive material for the inert warheads.  In this application, the goal is to replace various warheads inert steel casing with the Liquidmetal’s reactive material which, while inert during handling, transportation and storage, releases additional energy upon impact on the target.   This would allow a munitions designer to either scale-down the size of a warhead for the same amount of destructive force, or increase the destructive force while maintaining the original warhead size.

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

Going Concern /Liquidity

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2008, 2007 and 2006 was $6.6 million, $5.6 million, and $14.5 million, respectively.  In the audit report on our financial statements for our fiscal years ended December 31, 2008 and 2007, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.

We anticipate that we will not have sufficient funds to pursue our current operating plan beyond the first quarter of 2009 and we will therefore require additional funding.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Additionally, we have approximately $1.2 million of principal and accrued interest outstanding as of December 31, 2008, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with investors holding our Bridge Notes.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are in default under the January 2010 Notes under the Debt Satisfaction Covenant.  Further, we were required, beginning September 30, 2008 and at the end of each month thereafter, to redeem 1/32nd of the principal amount of the January 2010 Notes.  An aggregate payment equal to $0.6 million was due September 30, 2008. However, we did not have sufficient funds to make this payment, and, accordingly, we are in default under the January 2010 Notes.

The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As of the filing of this report, we have received a formal notice of default and we are currently working to resolve this matter.  As a result, the outstanding principal due under the January 2010 Notes of $19.1 million is included in current portion of long-term debt and accrued interest and fees of $1.0 million is included in accounts payable and accrued expenses as of December 31, 2008.  Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our January 2010 Notes.

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

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1.4 million, of which $1.2 million is held by creditors in South Korea, as of December 31, 2008.  We are currently working to resolve the matter with each creditor by seeking a forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

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

Our Intellectual Property

Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 40 owned or licensed U.S. patents and numerous patent applications relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have purchased patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology acquired from Caltech through a license agreement (“Caltech License Agreement”) with Caltech.  In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys, the composition of our coatings and powders, and the processing of our alloys. The patents relating to our coatings expire on various dates until 2022 and the patents relating to our bulk amorphous alloys expire on various dates between 2013 and 2025. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

•

Optimize Existing Alloys and Develop New Compositions. We believe that the primary technology driver of our business will continue to be our proprietary alloy compositions. We plan to continue research and development on new alloy compositions to generate a broader class of amorphous alloys with a wider range of specialized performance characteristics. Since 2003, we have successfully expanded our portfolio of bulk amorphous alloys to include additional zirconium-titanium alloys, as well as alloys based on other metals, such as gold and platinum.  Although these various compositions are at different stages of development and only a few are currently suitable for commercial use, we believe that a larger alloy portfolio will enable us to increase the attractiveness of our alloys as an alternative to incumbent materials and, in certain cases, drive down product costs.  We also believe that our ability to optimize our existing alloy compositions will enable us to better tailor our alloys to our customers’ specific application requirements.

•

Develop New Applications. We will continue the research and development of new applications for Liquidmetal alloys. We believe the range of potential applications will broaden by expanding the forms, compositions, and methods of processing of our alloys.

We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. Our internal research and development efforts are conducted by a team of 11 scientists and engineers whom we either employ directly or engage as consultants.  Included among this team are Professor William Johnson, who discovered our initial bulk amorphous alloy at Caltech in 1993.  Professor Johnson was an employee of our company from October 2001 through December 2003 and then became a consultant to our company.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2008, 2007 and 2006, were $1.0 million, $1.1 million, and $1.0 million, respectively.

Manufacturing

We currently own and operate a 166,000 square foot manufacturing facility in Pyongtaek, South Korea, which became operational in the third quarter of 2002.  We believe that the facility will meet our anticipated manufacturing needs for the foreseeable future, although these needs may change depending upon the actual and forecasted orders we receive for our products. We currently intend to develop supplemental research and development, prototyping and manufacturing capabilities elsewhere, including the United States, for purposes of meeting our long-term manufacturing needs and our customers’ requirements.

In June 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer. The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”), under which LSI is currently acting as a contract manufacturer to our company for the purpose of producing prototypes and certain products in Europe.  In June 2007, we entered into a licensing agreement with Liquidmetal Korea Co. Ltd, a South Korean company,  a 10-year exclusive license to manufacture Liquidmetal alloys for customers whose principal headquarters or major operations are based in South Korea.

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

Customers

During 2008, two customers, Grant Prideco and Liquidmetal Korea, accounted for 10% or more of our revenues from continuing operations. During 2007, two customers, Grant Prideco and Liquidmetal Korea, accounted for 10% or more of our revenue from continuing operations.  During 2006, one customer, Flextronics Manufacturing LTD, who is a direct supplier to SanDisk, accounted for 10% or more of our revenue from continuing operations.  We expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even as our bulk Liquidmetal alloy business grows.

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

Employees

As of December 31, 2008, we had 52 full-time and 21 part-time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Environmental Law Compliance

Our manufacturing operations are subject to national, state, and local environmental laws in each of South Korea and the United States. We believe that we are in material compliance with all applicable environmental regulations. While we continue to incur costs to comply with environmental regulations, we do not believe that such costs will have a material effect on our capital expenditures, earnings, or competitive position.

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

We have experienced significant operating losses since our inception.  Our net loss for the fiscal years ended December 31, 2008, 2007 and 2006, was $6.6 million, $5.6 million, and $14.5 million, respectively.  We had an accumulated deficit of approximately $162.3 million at December 31, 2008. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued equipment manufacturing and retail golf operations.  We anticipate that we may continue to incur operating losses for the foreseeable future.  Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

We may require additional funding, which may not be available on favorable terms or at all.

Our future capital requirements will depend on the amount of cash generated by our operations. Our projections of cash flows from operations and, consequently, future cash needs are subject to substantial uncertainty. In addition, in our audit report on our financial statements for our fiscal years ended December 31, 2008 and 2007, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern.  By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.

We anticipate that we will not have sufficient funds to pursue our current operating plan beyond the first quarter of 2009 and we will therefore require additional funding.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.  If we raise additional funds by issuing equity securities, existing stockholders may be diluted.  In addition, if shares of our common stock or securities convertible into or exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than the conversion and exercise prices of our currently outstanding convertible notes and warrants, then anti-dilution provisions in such convertible notes and warrants would be triggered, thus possibly causing even greater dilution o our then-existing stockholders if the notes are converted or the warrants are exercised. See “RISK FACTORS— Our convertible notes and warrants contain anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing stockholders.”

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

For the near future, we expect that a significant portion of our revenue will be concentrated in a limited number of customers. For example, for the year ended December 31, 2008, revenues from two customers, Grant Prideco and Liquidmetal Korea, represented approximately 19% of total revenues from continuing operations, for the year ended December 31, 2007, revenues from two customers, Grant Prideco and Liquidmetal Korea, represented approximately 22% of total revenues from continuing operations, and for the year ended December 31, 2006, revenues from one customer, Flextronics Manufacturing LTD, represented approximately 13% of total revenues from continuing operations.  Revenues from direct suppliers to SanDisk were approximately 6% and 22% of total revenues for the years ended December 31, 2007 and 2006, respectively.  Revenues from direct suppliers to Samsung represented approximately 0%, 12% and 15% of total revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively.  A reduction, delay, or cancellation of orders from one or more of these customers or the loss of one or more customer relationships could significantly reduce our revenue. Unless we establish long-term sales arrangements with these customers, they will have the ability to reduce or discontinue their purchases of our products on short notice.

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

We expect that we will continue to manufacture a substantial portion of our initial bulk Liquidmetal alloy products in our South Korean facility and derive a material portion of our revenues from customers in South Korea and revenues from products manufactured by our licensing partner in China.  For our fiscal years ended December 31, 2008, 2007 and 2006, approximately 5%, 27% and 12%, of our revenues came from customers located in South Korea, respectively.  As a result, our manufacturing operations and financial results are subject to risks of political instability, including the risk of conflict between North Korea and South Korea and tensions between the United States and North Korea. In addition, we anticipate that the trend of foreign customers accounting for a significant portion of our total revenues may continue. Specifically, we expect to continue to derive a significant amount of revenue from sales to customers located in Asia. A downturn in the economies of Asian countries where our products will be sold, particularly South Korea’s economy, could materially harm our business.

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

We expect to conduct business in various foreign currencies and will be exposed to market risk from changes in foreign currency exchange rates and interest rates. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenue derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase further. Moreover, as a result of operating a manufacturing facility in South Korea, a substantial portion of our costs are and will continue to be denominated in the South Korean won. Adverse changes in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. The average foreign exchange rates for the years ended December 31, 2008, 2007 and 2006 were 1,103, 935 and 967 South Korean Won to the U.S. dollar, respectively. The fluctuations in the exchange rates resulted in foreign currency translation (loss) gains of ($1.8) million, $0.2 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

As of December 31, 2008, our long-term debt was $22.7 million, net of debt discount of $7.1 million, including the current portion of such debt.  Our long-term debt (including the current portion) includes the following:

•                  $0.2 million in principal outstanding under our Korean subsidiary’s loan from Kookmin Bank of South Korea;

•                  $19.1 million in principal outstanding under the 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”) issued in our January 3, 2007 private placement, as amended;

•                  $1.0 million in principal outstanding under the 8% Unsecured Subordinated Notes issued in May 2006, September 2006, and December 2006 private placements;

•                  $2.7 million in principal outstanding under the Bank Midwest term loan issued in July 2007;

•                  $0.1 million in principal outstanding under the Bank Midwest capital loans issued in August 2007 and October 2008; and

•                  $6.7 million in principal outstanding under the C3 Capital Partners Subordinated Promissory Notes due July 2012 issued in July 2007.

As of December 31, 2008, our short-term debt was $1.2 million.  Our short-term debt included the following:

•                  $0.6 million in outstanding advances received under a factoring, loan, and security agreement executed in April 2005, as amended, with a financing company; and

•                  $0.6 million in outstanding advances received under a revolving loan from Bank Midwest issued in July 2007.

Under our loan from Kookmin Bank, we are obligated to make equal monthly payments of principal and interest of $0.1 million each through the period ending in February 2008.  As of December 31, 2008 and as of the filing of this report, we have approximately $0.2 million of principal and accrued interest outstanding.  Under our January 2010 Notes we are required to make cash interest payments to the noteholders of $0.6 million per quarter until such notes are converted or paid.

The $1.0 million in aggregate principal amount under the 8% Unsecured Subordinated Notes became due in August 2007, and $19.1 million in aggregate principal amount under our January 2010 Notes became due beginning September 30, 2008 through January 3, 2010.

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

We have approximately $1.2 million of principal and accrued interest outstanding as of December 31, 2008, under the 8% unsecured subordinated notes (“Bridge Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.  Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our Bridge Notes by seeking a forbearance until we are able to obtain funding to repay the Bridge Notes, although there is no assurance that we will be able to obtain any such funding.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are in default under the January 2010 Notes under the Debt Satisfaction Covenant.  Further, we were required, beginning September 30, 2008 and at the end of each month thereafter, to redeem 1/32nd of the principal amount of the January 2010 Notes.  An aggregate payment equal to $0.6 million was due September 30, 2008. However, we did not have sufficient funds to make this payment, and, accordingly, we are in default under the January 2010 Notes.

The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As of the filing of this report, we have received a formal notice of default and we are currently working to resolve this matter.  The outstanding principal due under the January 2010 Notes of $19.1 million is included in current portion of long-term debt and accrued interest and fees of $1.0 million is included in accounts payable and accrued expenses as of December 31, 2008.  Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our January 2010 Notes by a combination of seeking to amend the terms of certain January 2010 Notes held by persons indicating a willingness to do so and seeking to sell certain assets of our company in order to fund payments under the January 2010 Notes.  However, there is no assurance that we will be able to sell sufficient assets or complete such amendments as may be necessary to bring the company out of default.

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

The existence of minority stockholders in our Liquidmetal Coatings and Liquidmetal Golf subsidiaries creates potential for conflicts of interest.

We directly own 69.25% of outstanding common membership units of Liquidmetal Coatings, LLC, our subsidiary that has exclusive right over industrial coatings market and 79% of the outstanding capital stock of Liquidmetal Golf, our subsidiary that has the exclusive right to commercialize our technology in the golf market.  The remaining 30.75% of Liquidmetal Coatings, LLC common membership units are owned by 4 members and the remaining 21% of Liquidmetal Golf stock is owned by approximately 95 stockholders of record. As a result, conflicts of interest may develop between us and the minority members of Liquidmetal Coatings and stockholders of Liquidmetal Golf. To the extent that our officers and directors are also officers or directors of Liquidmetal Coatings and Liquidmetal Golf, matters may arise that place the fiduciary duties of these individuals in conflicting positions.  John Kang, our Chairman, is also a member of the Board of Liquidmetal Coatings and of Liquidmetal Golf.

Our stock price has experienced volatility and may continue to experience volatility.

During 2008, the highest bid price for our common stock was $0.75 per share, while the lowest bid price during that period was $0.06 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

In Dothan, Alabama, we lease an application facility for our coatings business segment.  This facility, which is approximately 5,000 square feet, is leased through June 30, 2010.

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

Item 3. Material Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LQMT.”  On April 3, 2009, the last reported sales price of our common stock was $0.27 per share.  As of April 3, 2009, we had 248 record holders of our common stock.

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

2008	High	Low
Fourth Quarter	$0.33	$0.06
Third Quarter	$0.57	$0.20
Second Quarter	$0.75	$0.50
First Quarter	$0.75	$0.53

2007	High	Low
Fourth Quarter	$0.72	$0.68
Third Quarter	$0.81	$0.76
Second Quarter	$0.86	$0.84
First Quarter	$1.01	$0.96

 We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance future growth.

Item 6. Selected Consolidated Financial Data

The following table shows our selected consolidated financial data as of and for the years ended December 31, 2004 through 2008.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
				(Restated)	(Restated)
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$22,083	$29,022	$27,669	$16,365	$17,429
Cost of sales	17,131	26,459	22,418	15,129	12,168
Gross profit	4,952	2,563	5,251	1,236	5,261

Operating expenses:
Selling, general and administrative expenses	6,529	8,921	9,962	8,534	11,591
Research and development expenses	1,022	1,123	950	1,120	1,467
Impairment of long-lived assets	132	—	—	4,487	—
Total operating expenses	7,683	10,044	10,912	14,141	13,058

Loss before interest, other income, income taxes, minority interest and discontinued operations	(2,731)	(7,481)	(5,661)	(12,905)	(7,797)
Loss from extinguishments of debt	—	(648)	—	(1,247)	(2,941)
Change in value of warrants, gain	1,890	4,923	279	3,985	747
Change in value of conversion feature, gain (loss)	1,987	6,965	(226)	9,118	2,093
Other expense	(17)	—	—	—	—
Other income	429	226	572	—	302
Interest expense	(7,712)	(9,364)	(9,509)	(6,021)	(6,577)
Interest income	3	123	23	17	37

Loss before income taxes, minority interest and discontinued operations	(6,151)	(5,256)	(14,522)	(7,053)	(14,136)
Income taxes	—	—	—	—	—
Minority interests	(421)	(384)	—	—	—

Loss from continuing operations	(6,572)	(5,640)	(14,522)	(7,053)	(14,136)
Loss from operations of discontinued operations, net	—	—	—	—	(749)

Net loss	$(6,572)	$(5,640)	$(14,522)	$(7,053)	$(14,885)

Loss per share from continuing operations - basic and diluted	$(0.15)	$(0.13)	$(0.33)	$(0.17)	$(0.34)
Loss per share from discontinued operations	$—	—	—	$—	$(0.02)
Net loss per share	$(0.15)	$(0.13)	$(0.33)	$(0.17)	$(0.36)

Weighted average common shares - basic and diluted	44,735	44,730	43,809	41,833	41,610

	As of December 31,
	2008	2007	2006	2005	2004
				(Restated)	(Restated)
	(in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$157	$1,180	$144	$1,392	$742
Working capital (deficiency)	(20,755)	(12,324)	(23,157)	(10,993)	(14,910)
Total assets	13,240	22,513	22,244	21,563	28,508
Long-term debt, including current portion, net of discount	22,693	20,724	14,705	6,776	6,628
Shareholders’ equity (deficiency)	(21,031)	(14,580)	(10,363)	(1,320)	4,191

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

OVERVIEW

We are a materials technology company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop, manufacture, and sell products and components from bulk amorphous alloys to customers in various industries, and we also partner with third-party licensees to develop and commercialize bulk Liquidmetal alloy products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.  In addition to our bulk alloys, we market and sell a line of proprietary amorphous alloy-based industrial coatings under the Liquidmetal ArmacorTM coatings brand.

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

Impairment of Long-Lived Assets consists of a write-down of $0.1 million of idle equipment held by our South Korean subsidiary, Liquidmetal Technologies Co., Ltd.  While we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment and determined that the carrying value of the idle equipment exceeded its fair value in the amount of $0.1 million during the fourth quarter of fiscal year 2008.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.  In January 2007 and June 2007, we contributed additional $0.2 million and $0.1 million, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the years ended December 31, 2008, 2007 and 2006, the Company recognized revenues of $0, $0.1 million and $0.7 million, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture.

In a connection to an equipment purchase agreement entered into with Grace Metal, currently Liquidmetal Korea Co., Ltd. (“LMK”), a South Korean corporation, effective June 1, 2007, we discontinued our post-processing operation in Weihai, China and transferred our manufacturing staff and equipment in Weihai to LMK under an amendment to the equipment purchase agreement with LMK. Further, we transferred certain of our manufacturing staff from our South Korean plant to LMK. LMK was formed by an investor group that includes the former director and officer of our company, James Kang, who is also the brother of John Kang, Chairman of the Board of our company.

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

Results of Operations

Comparison of the years ended December 31, 2008 and 2007

Revenue. Revenue decreased $6.9 million to $22.1 million for the twelve months ended December 31, 2008 from $29.0 million for the twelve months ended December 31, 2007.  The decrease included $5.0 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased reliance on licensees to manufacture and sell bulk Liquidmetal alloy parts and a decrease of $1.9 million from sales of our coating products as a result of decrease in demand from oil drilling applications.

Cost of Sales. Cost of sales decreased to $17.1 million, or 78% of revenue, for the twelve months ended December 31, 2008 from $26.5 million, or 91% of revenue, for the twelve months ended December 31, 2007.  The decreases were a result of a change in revenue mix during the twelve months ended December 31, 2008 primarily from increased royalty revenues.  We also believe that higher manufacturing volumes and greater mix of higher-margin products in the future will cause the gross profit to improve over time.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $6.5 million, or 30% of revenue, for the twelve months ended December 31, 2008 from $8.9 million, or 31% of revenue, for the twelve months ended December 31, 2007. The decrease was primarily a result of decrease in wages and expenses of $0.4 million, decrease in professional and consulting fees of $1.3 million, decrease in bad debt expense of $0.3 million, decrease in depreciation and amortization expense of $0.1 million, and decrease in office and equipment rent expense of $0.1 million.

Research and Development Expenses. Research and development expenses decreased to $1.0 million, or 5% of revenue, for the twelve months ended December 31, 2008 from $1.1 million, or 4% of revenue, for the twelve months ended December 31, 2007. The decrease was primarily due to decrease in wages and related expenses.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Impairment of Long-Lived Assets. Impairment of long-lived assets was $0.1 million, or 1% of revenue, for the twelve months ended December 31, 2008 from of a write-down of idle equipment held by our South Korean subsidiary, Liquidmetal Technologies Co., Ltd. While we have actively marketed the idle equipment for ultimate sale since early 2004, we were unable to sell this equipment and determined that the carrying value of the idle equipment exceeded its fair value in the amount of $0.1 million during the fourth quarter of fiscal year 2008.  There was no impairment of long-lived assets recognized during the twelve months ended December 31, 2007.

Loss from Extinguishments of Debts. Loss from extinguishments of debt decreased to $0 for the twelve months ended December 31, 2007 from $0.6 million, or 2% of revenue, for the twelve months ended December 31, 2007.  The $0.6 million loss was recognized from the extinguishment of certain of our convertible and subordinated notes in 2007.

Change in Value of Warrants.  Change in value of warrants decreased to a gain of $1.9 million, or 9% of revenue, during the twelve months ended December 31, 2008 from a gain of $4.9 million, or 17% of revenue, during the twelve months ended December 31, 2007.  The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature.  Change in the value of our conversion feature liability from our convertible notes funded between 2004 and 2007 resulted in gain of $2.0 million, or 9% of revenue, during the twelve months ended December 31, 2008 from a gain of $7.0 million, or 24% of revenue, during the twelve months ended December 31, 2007 primarily as a result of fluctuation in our stock prices.

Other Expense.  Other expense was $17 thousand for the twelve months ended December 31, 2008, primarily from loss on disposal of assets.  There was no other expense recognized for the twelve months ended December 31, 2007.

Other Income.  Other income was $0.4 million, or 2% of revenue, for the twelve months ended December 31, 2008, primarily from gain $0.2 million recognized from deferred gain on sale of equipment from 2007 and $0.2 million from write off accounts payables.  Other income was $0.2 million, or 1% of revenue, for the twelve months ended December 31, 2007, primarily from gain recognized from sale of equipment.

Interest Expense. Interest expense was $7.7 million, or 35% of revenue, for the twelve months ended December 31, 2008 and was $9.4 million, or 32% of revenue, for the twelve months ended December 31, 2007.  Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, the Kookmin loan, the Bank Midwest loans, and late registration and late filing fee penalties.

Interest Income.  Interest income was $3 thousand for the twelve months ended December 31, 2008 and $0.1 million for the twelve months ended December 31, 2007, from interest earned on cash deposits.

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

QUARTERLY RESULTS

The following information presents our unaudited quarterly operating results for 2008 and 2007. The data has been prepared by Liquidmetal Technologies, Inc. on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof. These operating results are not necessarily indicative of our future performance.

	For the Three Months Ended
	12/31/08	09/30/08	06/30/08	03/31/08
	(In thousands, except per share data)
	(Unaudited)
Consolidated Statements of Operations Data:
Revenue	$4,605	$5,041	$5,669	$6,768
Cost of sales	3,806	3,791	4,633	4,901
Gross profit	799	1,250	1,036	1,867

Operating expenses
Selling, general, and administrative	1,912	1,417	1,326	1,874
Research and development	207	279	278	258
Impairment of long-lived assets	132	—	—	—
Total operating expenses	2,251	1,696	1,604	2,132
Loss from operations	(1,452)	(446)	(568)	(265)
Change in value of warrants, (loss) gain	(495)	989	1,290	106
Change in value of conversion feature, (loss) gain	(117)	642	1,240	222
Other expense	—	—	—	(17)
Other income	182	—	247	—
Interest expense	(2,432)	(1,860)	(1,717)	(1,703)
Interest income	—	—	1	2

(Loss) income before minority interests	(4,314)	(675)	493	(1,655)

Minority interests	(80)	(115)	(65)	(161)

(Loss) income from operations before income taxes	(4,394)	(790)	428	(1,816)
Income taxes	—	—	—	—

Net (loss) income	(4,394)	(790)	428	(1,816)

Net (loss) income per share from continuing operations - basic and diluted	$(0.10)	$(0.02)	$0.01	$(0.04)

Weighted average common shares used to compute (loss) income per share from continuing operations - basic and diluted	44,759	44,726	44,726	44,726

	For the Three Months Ended
	12/31/07	09/30/07	06/30/07	03/31/07
	(In thousands, except per share data)
	(Unaudited)
Consolidated Statements of Operations Data:
Revenue	$8,518	$7,106	$8,331	$5,067
Cost of sales	7,138	5,194	7,686	6,441
Gross profit (loss)	1,380	1,912	645	(1,374)

Operating expenses
Selling, general, and administrative	2,041	1,853	2,495	2,532
Research and development	236	331	293	263
Total operating expenses	2,277	2,184	2,788	2,795
Loss from operations	(897)	(272)	(2,143)	(4,169)
Loss from extinguishments of debt	—	—	—	(648)
Change in value of warrants, gain	447	220	564	3,692
Change in value of conversion feature, gain	828	625	1,168	4,344
Other income	177	—	49	—
Interest expense	(1,910)	(1,991)	(2,700)	(2,763)
Interest income	2	14	46	61

(Loss) income before minority interests	(1,353)	(1,404)	(3,016)	517

Minority interests	(318)	(66)	—	—

(Loss) income from operations before income taxes	(1,671)	(1,470)	(3,016)	517
Income taxes	—	—	—	—

Net (loss) income	(1,671)	(1,470)	(3,016)	517

Net (loss) income per share from continuing operations - basic and diluted	$(0.04)	$(0.03)	$(0.07)	$0.01

Weighted average common shares used to compute (loss) income per share from continuing operations - basic and diluted	44,711	44,652	44,632	44,925

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations through the sale of equity securities in private placements and our initial public offering, the sale of convertible notes and warrants in private placements, debt financing, and cash generated from operations.

Our cash provided by (used for) operating activities was $0.4 million and ($10.2) million for the years ended December 31, 2008 and 2007, respectively.  Our working capital deficit increased from $12.3 million at December 31, 2007 to $20.8 million at December 31, 2008.  Our working capital deficit increase of $8.5 million was primarily attributable to a decrease in cash and cash equivalents of $1.0 million, decrease in trade accounts receivables of $2.9 million, decrease in inventories of $1.5 million, an increase in accounts payable and accrued expenses of $0.5 million, increase in current portion of long-term debt of $8.0 million, offset by decrease in deferred revenue of $0.3 million, decrease in short-term debt of $1.0 million, decrease in warrant liabilities of $1.9 million, decrease in conversion feature liabilities of $1.9 million, and decrease of current portion of other liabilities of $0.3 million.

Our cash used for investing activities was $1.2 million for the year ended December 31, 2008 primarily from purchase of property and equipment.

Our cash used for financing activities was $1.2 million for the year ended December 31, 2008 primarily from repayment of borrowings and distributions made to minority interest holders of our subsidiary, Liquidmetal Coatings, LLC.  As of December 31, 2008, we had cash of $0.2 million.

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

We have experienced significant operating losses since our inception. Our net loss for the fiscal years ended December 31, 2008, 2007 and 2006 was $6.6 million, $5.6 million, and $14.5 million, respectively.  In the audit report on our financial statements for our fiscal years ended December 31, 2008 and 2007, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.

We anticipate that we will not have sufficient funds to pursue our current operating plan beyond the first quarter of 2009 and we will therefore require additional funding.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Additionally, we have approximately $1.2 million of principal and accrued interest outstanding as of December 31, 2008, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with investors holding our Bridge Notes.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are in default under the January 2010 Notes under the Debt Satisfaction Covenant.  Further, we were required, beginning September 30, 2008 and at the end of each month thereafter, to redeem 1/32nd of the principal amount of the January 2010 Notes.  An aggregate payment equal to $0.6 million was due September 30, 2008. However, we did not have sufficient funds to make this payment, and, accordingly, we are in default under the January 2010 Notes.

The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As of the filing of this report, we have received a formal notice of default and we are currently working to resolve this matter.  As a result, the outstanding principal due under the January 2010 Notes of $19.1 million is included in current portion of long-term debt and accrued interest and fees of $1.0 million is included in accounts payable and accrued expenses as of December 31, 2008.  Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our January 2010 Notes.

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

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1.4 million, of which $1.2 million is held by creditors in South Korea, as of December 31, 2008.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

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

Private Placements of Convertible Notes and Bridge Notes

The following private placement of convertible notes and bridge notes are outstanding as of December 31, 2008.

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

Beginning July 31, 2008 and at the end of each month thereafter, we were required to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at our election, with shares of our common stock. On July 31, 2008, we obtained an agreement with the majority of the January 2010 Note holders to defer the amortization date of the principal to September 30, 2008 and to amend the redemption amount at each amortization date to be 1/32nd of the principal amount.  Our ability to pay the redemption amounts with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. Any unconverted January 2010 Notes will become due on January 3, 2010, although we will have the right at any time after 18 months following the issuance of the January 2010 Notes to redeem the January 2010 Notes in whole or in part for a cash redemption price of 105% of the portion of the principal amount being redeemed plus all accrued and unpaid interest thereon. The January 2010 Notes are unsecured and are subordinate to our July 2007 Notes and to certain secured financing from commercial lenders incurred by us in the future.  The terms of the 2010 Notes also provide that we will be required to maintain a sufficient bank balance to provide for the timely repayment of our July 2007 Notes.

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

In connection with the January 2007 private placement, we entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which we are required, on or before 45 days after the closing of the private placement, to use our commercially reasonable efforts to file a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the January 2010 Notes and warrants and to use our commercially reasonable efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review).  We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. In the event that we are unable to include in the registration statement all shares of our common stock issuable pursuant to the January 2010 Notes and warrants, then we will be required to file up to two additional registration statements to register the resale of any shares excluded from the originally filed registration statement and to pay the foregoing monetary penalties on the January 2010 Notes convertible into the excluded shares until the resale of such excluded shares is covered by an effective registration statement or until such shares can be sold under SEC Rule 144.  As of December 31, 2008, an aggregate of $0.7 million in monetary penalties under the Registration Rights Agreement had already been paid to investors, while an additional $0.3 million in such penalties were accrued but unpaid.

On October 1, 2007, we issued $1.0 million of additional January 2010 Notes for accrued interest and late registration fees.

On December 28, 2007, we issued $1.0 million of January 2010 Notes, together with warrants to purchase up to an aggregate of 681,818 and 200,000 of the Company’s common stock to purchasers of the notes and placement agents.  The warrants will expire on December 28, 2012 and are exercisable at $1.55 per share.

During 2008, we issued $0.4 million, $0.5 million, and $0.5 million of additional January 2010 Notes, dated April 1, 2008, July 1, 2008, and October 1, 2008, respectively, for accrued interest due under the notes in lieu of cash payments.

As of December 31, 2008, $19.1 million in aggregate principal amount of January 2010 Notes were still outstanding with accrued but unpaid interest and late registration fees in the amount of approximately $1.0 million, and $1.0 million in aggregate principal amount of Bridge Notes were also outstanding with accrued but unpaid interest in the amount of approximately $0.2 million.

Loan from Kookmin Bank

Our Liquidmetal Technologies Co., Ltd. subsidiary has an outstanding loan from Kookmin Bank in the Republic of Korea.  As of December 31, 2008, the outstanding balance under this loan was $0.2 million.  The loan was payable in monthly installments of $0.11 million per month through February 2008.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the years ended December 31, 2008, 2007 and 2006, we recognized revenues of $0, $0.1 million and $0.7 million, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture.  We anticipate the alloys to be fully utilized by the joint venture prior to the 18 month period.

CONTRACTUAL OBLIGATIONS

The following table summarizes our company’s obligations and commitments as of December 31, 2008:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$20,273	$20,273	$—	$—	$—
Long-term debt of consolidated subsidiary (2)	9,549	1,028	1,792	6,729	—
Short-term debt (3)	580	580	—	—	—
Short-term debt of consolidated subsidiary	597	597	—	—	—
Interest payments (4)	7,536	1,740	4,824	972	—
Operating leases and rents	1,059	324	617	118	—
Consulting services payable	126	126	—	—	—
Foster Wheeler	150	150	—	—	—
Dongyang	9	9	—	—	—
Nichimen	315	315	—	—	—
Totals (1)	$40,194	$25,142	$7,233	$7,819	$—

(1)          Contractual cash obligations include Long-term debt comprised of $1,009 of Unsecured Subordinated Notes issued in 2006, $19,113 of Convertible Unsecured Notes originally issued in 2007, and $151 of Kookmin Bank Loan; Long-term debt of consolidated subsidiary comprised of $2,729 of Bank Midwest Term Loan, $6,690 of C3 Capital Partners Subordinated Notes, and $129 of Bank Midwest Promissory Notes; Short-term debt comprised of $580 outstanding advances received under factoring, loan, and security agreement; Short-term debt of consolidated subsidiary comprised of $597 of Bank Midwest revolving loan; future minimum lease payments under capital and operating leases; purchase commitments from consultants; payments due from assets purchased from Foster Wheeler thermal spray coatings business;

payments due from our discontinued equipment manufacturing business; and minimum payments due under a distribution agreement.

(2)          Does not include accrued and scheduled interest payments of $7,536; and un-amortized cash discount and discounts for conversion feature and warrants of $7,128 of our convertible notes.

(3)          Does not include minimum interest and fee payments of $30.

(4)          Interest payments include accrued and scheduled payments due on long-term debt and long-term debt of consolidated subsidiary with annual interest rates between 8% to 14%.  Interest payments also include estimated interest on short-term debt and short-term debt of majority owned subsidiary with annual interest rates between 6.5% to 8.48% with expected maturity of approximately 1 year.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•      Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiary in Korea are translated into U.S. dollars. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated foreign exchange translation in stockholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

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

•      We account for the warrants and the embedded conversion feature of our senior convertible notes as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  Fair values of warrants and embedded conversion features are measured at each period end using Black-Scholes pricing models and changes in fair value during the period are reported in our earnings

•      We adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. We adopted SFAS 123R using the modified prospective transition method. Therefore, stock based compensation expense measured in accordance with SFAS 123R was recorded starting with the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS 123R resulted in incremental expense of $0.6 million, $0.6 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R amends the requirements for accounting for business combinations.  SFAS 141R will be effective after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of the adoption of SFAS 141R on our company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, we will adopt SFAS 160 in 2009. The presentation and disclosure requirements of this standard must be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interests and income from noncontrolling interests in our company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP 142-3 on our company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) which clarifies that convertible debt instruments that may be settled in cash or other assets upon conversion are not addressed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity’s financial statements. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the potential impact of FSP APB14-1 on our company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact of SFAS 162.

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

Foreign Exchange Rates. As a result of our manufacturing presence in South Korea, a substantial portion of our costs will be denominated in South Korean won. Consequently, fluctuations in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. Although we do not currently enter into foreign exchange hedge transactions, we may do so in the future as our business grows. Fluctuations in exchange rates resulted in foreign currency translation (loss) gains of ($1.8) million, $0.2 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended December 31, 2008, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008. Management has not identified any material weaknesses in the company’s internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

On November 28, 2008, we issued $0.5 million of new 8% Convertible Subordinated Notes Due January 2010 (the “New Notes”).  The New Notes were dated October 1, 2008 and were issued in satisfaction of accrued interest due under (i) the original 8% Convertible Subordinated Notes issued by the Company in January 2007 (the “Original Notes”) and (ii) 8% Convertible Subordinated Notes that were subsequently issued by the Company in satisfaction of interest due under the Original Notes through July 1, 2008 (the “Interest Notes”).   The New Notes become due in January 2010 with monthly payments of 1/36th of the principal amount beginning on October 31, 2008.  The New Notes and the Interest Notes (but not the Original Notes) are subject to accelerated repayment in the event of any sale of company assets exceeding $5.0 million (excluding sales of inventory in the ordinary course).  In addition, the New Notes and the Interest Notes (but not the Original Notes), may be redeemed by the holder if the Company receives financing involving an amount of $25.0 million or more in net proceeds at any time.  The New Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash and are subordinate to certain secured financing from commercial lenders incurred by us in the future.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is a table identifying our directors and executive officers as of April 3, 2009:

Name	Age	Position

Larry Buffington	62	President and Chief Executive Officer

Tony Chung	39	Chief Financial Officer

John Kang	45	Chairman of the Board

Dean Tanella	47	Director

Robert Biehl	63	Director

CK Cho	52	Director

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

Tony Chung was elected by our Board of Directors to serve as the Chief Financial Officer in December 2008.  Mr. Chung previously served the Company in various capacities between May of 2004 and January of 2007 including as the Company’s Vice President of Finance, Vice President of Legal and Administration and Director of Finance.  Between November of 2004 and April of 2005, Mr. Chung was the Company’s principal financial officer.  Mr. Chung most recently served as Chief Financial Officer at BETEK Corporation, a real estate and investment subsidiary of SK Engineering and Construction, and as Chief Financial Officer of Solar City, a company providing advanced solar technology and installation services.  From September 1992 to May 2004, Mr. Chung served in a variety of senior finance capacities at various companies including Everdream Corporation, a startup venture specializing in IT outsourcing, and MAI Systems Corporation, a publicly traded company that developed and licensed hotel management software.  Mr. Chung is a Certified Public Accountant and served eight years at KPMG as an Audit and Consulting Manager for several large multinational companies.  He received his B.S. degree in Business Administration from University of California at Berkeley, Haas School of Business in 1992.  Mr. Chung also holds a J.D. degree from Pacific Coast University School of Law which he received in June of 2006.

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

Change in Principal Financial Officer

On December 1, 2008 Gerald Morrow ceased to be our company’s Chief Financial Officer upon appointment of Tony Chung as our Chief Financial Officer by our Board of Directors.  Mr. Morrow was previously elected to serve as our Chief Financial Officer on January 13, 2008 by our Board of Directors.  Additional information regarding Mr. Chung is set forth above in this Item 10.

BOARD OF DIRECTORS

Terms of Directors

Our board of directors is divided into three classes (designated “CLASS I,” “CLASS II,” and “CLASS III”), as nearly equal in number as possible, with each class serving three-year terms expiring at the third annual meeting of stockholders after their elections or until their respective successors have been elected and qualified.  CLASS I currently consist of the following directors whose term is scheduled to expire at the 2009 annual meeting of stockholders or the first annual meeting thereafter: Robert Biehl and John Kang.  CLASS II currently consists of the following directors whose term is scheduled to expire at the 2010 annual meeting of stockholders:  Dean Tanella and CK Cho.  CLASS III consisted of directors whose term was to expire at the 2008 annual meeting of stockholders:  There are no directors under this class as of April 3, 2009.

Audit Committee

Our board of directors has an Audit Committee that is currently comprised of Mr. Tanella and Mr. Biehl.  The Audit Committee is responsible for reviewing the independence, qualifications, and activities of our independent certified accountants and our financial policies, control procedures, and accounting staff.  The Audit Committee is also responsible for the review of transactions between us and any officer, director, or entity in which an officer or director of our company has a material interest.  Our board of directors has determined that Mr. Tanella qualifies as “audit committee financial expert” as defined by the regulations of the Securities and Exchange Commission.   In addition, our board of directors has determined that Mr. Tanella is an “independent” director within the meaning of Rule 10A-3(b)(i) under the Securities Exchange Act of 1934.  The Audit Committee is governed by a written charter approved by the board of directors.

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

•                  evaluating the performance of our board, its committees, and committee chairmen and our directors; and

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

•                  provide our executive officers with both cash and equity incentives to further the interests of us and our stockholders; and

•                  provide employees with long-term incentives so we can retain them and provide stability during our growth stage.

Generally, the compensation of our executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the compensation committee reviewed the individual contributions of the particular executive. The management incentive program for 2008 is a discretionary award determined by the compensation committee based on company performance. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time.

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

For the year ended December 31, 2008, John Kang, our chairman of the board is eligible to receive cash awards under the 2008 management incentive program based on revenue and profit growth.  The awards are subject to final approval by the compensation committee based on overall performance of the company.   There were no such awards declared or paid to our named executive officers during 2008.

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

For our named executive officers, our stock option program is based on grants that are individually negotiated in connection with employment agreements and other grants to our executives. We have traditionally used stock options as its form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of SFAS 123(R), resulted in less compensation expense for us relative to other types of equity awards. During 2008, all grants of stock options to our employees were granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. For a discussion of the determination of the fair market value of these grants, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”.

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

Executive Benefits and Perquisites

We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) savings plan. We do not match employee contributions under our 401(k) plan. Participation in general health and welfare benefits and the 401(k) plan are voluntary and are available to all eligible employees of the company.  We provide these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For the last completed fiscal year, perquisites other than general health and welfare benefits consisted of car payment reimbursements provided to John Kang, our chairman of the board, CK Cho, our director, and Larry Buffington, our chief executive officer and president.

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the company during the year ended December 31, 2008: (i) Larry Buffington, our president and chief executive officer; (ii) Tony Chung, our chief executive officer; (iii) John Kang, our chairman of the board, which persons are our principal executive officer, principal financial officer, and our most highly compensated executive whose total compensation exceeded $200,000 other than our principal executive officer, who were serving as executive officers at December 31, 2008.  These persons are hereafter referred to as our

“named executive officers.”  The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2008, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the year ended December 31, 2008; (ii) the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with SFAS 123 (R); (iii) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings during the year; (v) all other compensation for the year; and, finally, (vi) the dollar value of total compensation for the year.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Larry Buffington	2008	$250,000	—	—	—	—	—	$9,600	(2)	$259,600
	2007	$250,000	—	—	$161,171	—	—	—		$411,171

Tony Chung	2008	$12,500	—	—	$9,027	—	—	—		$21,527
	2007	—	—	—	—	—	—	—		—

John Kang	2008	$300,000	—	—	—	—	—	$14,163	(2)	$314,163
	2007	$300,000	—	—	$161,171	—	—	$13,110	(2)	$474,281

Ricardo Salas	2008	$20,000	—	—	—	—	—	$220,000	(3)	$240,000
	2007	—	—	—	—	—	—	$180,000	(4)	$180,00

(1)          Amount represent the fair value of stock options granted in 2008 under SFAS 123(R) as discussed in Note 13, “Stock Compensation Plan” to our financial statement included elsewhere in this annual report on Form 10-K.

(2)          Amount represents automobile lease payments and use of a company car.

(3)          Amount represents compensation earned for consulting services provided to the company from January 2008 through November 2008.

(4)          Amount represents compensation earned for consulting services provided to the company from January 2007 through December 2007.

For a description of the material terms of employment agreements with our named executive officers, see “—Employment Agreements.”

Grants of Plan-based Awards

The following table sets forth information regarding all incentive plan awards that were made to the named executive officers during 2008, including incentive plan awards (equity-based and non-equity based) and other planned-based awards.  Disclosure on a separate line item is provided for each grant of an award made to a named executive officer during the year.  The information supplements the dollar value disclosure of stock, option and non-stock awards in the Summary Compensation Table by providing additional details about such awards.  Equity incentive-based awards are subject to a performance condition or a market condition as those terms are defined by SFAS 123(R).  Non-equity incentive plan awards are awards that are not subject to SFAS 123(R) and are intended to serve as an incentive for performance to occur over a specified period.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards

Larry Buffington	—	—	—	—	—	—	—	—	—	—

Tony Chung	12/01/08	—	—	—	—	—	—	—	200,000	$0.086

John Kang	—	—	—	—	—	—	—	—	—	—

Ricardo Salas	—	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2008, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Vesting Commencement Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Larry Buffington	100,000	400,000	—	$0.772	09/19/2017	09/20/2008(1)	—	—	—	—

Tony Chung	—	200,000	—	$0.086	11/30/2018	12/01/2009(1)	—	—	—	—

John Kang	21,505	—	—	$4.650	12/30/2010	12/31/2000(2)
	1,591,399	—	—	$4.650	12/30/2010	12/31/2000(2)
	30,000	20,000	—	$2.326	12/31/2014	01/01/2006(1)
	596	1,192	—	$0.772	09/19/2017	09/20/2008(1)
	99,404	398,808	—	$0.772	09/19/2017	09/20/2008(1)	—	—	—	—

Ricardo Salas	—	—	—	—	—	—	—	—	—	—

(1)                                  The shares underlying this option vest 20% per year starting with the vesting commencement date and thereafter.

(2)                                  The shares underlying this option vest 100% immediately on grant date.

Option Exercises and Stock Vested

There were no exercise of stock options and vesting of restricted stock during 2008.

Employment Agreements

We have entered into the following employment agreements with the named executive officers identified above.

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

Tony Chung, who was elected as our Chief Financial Officer on December 1, 2008, receives an initial base salary of $150,000.  In connection with the commencement of his employment, Mr. Chung was granted an option to purchase up to 200,000 shares of Company common stock under the Company’s 2002 Equity Incentive plan. The option was granted at an exercise price equal to $0.09 per share, which was the fair market value of the Company’s common stock on the option grant date, and the option vests to the extent of 40,000 shares on each anniversary of the option grant date beginning in 2009.  We and Mr. Chung have not entered into an employment agreement relating to Mr. Chung’s employment with us, but we may determine to do so in the future.

Ricardo Salas, who previously served as our Chief Executive Officer and President from December 30, 2005 through October 8, 2006, began serving as our Executive Vice President on December 1, 2008.  Mr. Salas will receive an initial base salary of $240,000.  We and Mr. Salas have not entered into an employment agreement relating to Mr. Salas’ employment with us, but we may determine to do so in the future.

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

The table below presents estimate presents estimates of the amounts of compensation payable to each named executive officer upon a change in control and termination of the executive.  The amounts shown assume that such a change in control and termination were both effective as of December 31, 2008.  The actual amounts to be paid can only be determined at the time of a change in control or executive’s termination.

	Larry Buffington		John Kang		Tony Chung		Ricardo Salas
Benefit	Change in Control	Termination	Change in Control	Termination	Change in Control	Termination	Change in Control	Termination
UNEARNED COMPENSATION (payment contingent on termination)
Cash Severance (a)	—	$896,000	$600,000	$600,000	—	—	—	—
Equity
Unexercisable Options	—	—	—	—	—	—	—	—
Benefits
Health	—	$11,593	—	—	—	—	—	—
Total	—	$907,593	$600,000	$600,000	—	—	—	—

(a)          For Mr. Buffington, reflects approximately 3.6 times his annual base pay for a termination.  Mr. Buffington will receive annual base salary through the later of one year or his initial 5 year term.  For Mr. Kang, reflects two times his annual base pay for a change of control or termination.

Director Compensation

The following table sets forth information regarding the compensation received by each of our directors during the year ended December 31, 2008;

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

John Kang	—	—	—	(2)	—	—	—		—

William Johnson (9)	—	—	$2,904	(3)	—	—	$60,000	(8)	$62,904

Dean Tanella	$75,000	—	$8,712	(4)	—	—	—		$83,712

Robert Biehl	$47,500	—	$62,638	(5)	—	—	—		$110,138

CK Cho	$40,000	—	$2,904	(6)	—	—	$8,995		$51,899

Patrick Caruana (9)	$10,000	—	$2,904	(7)	—	—	—		$12,904

(1)                                    Amounts represent the fair value of stock options granted in 2008 under SFAS 123(R) as discussed in Note 13, “Stock Compensation Plan”, to our consolidated financial statements included elsewhere in this report on Form 10K.

(2)                                   2,162,904 shares of options were outstanding as of December 31, 2008.

(3)                                   90,000 shares of options were outstanding as of December 31, 2008.

(4)                                   150,000 shares of options were outstanding as of December 31, 2008.

(5)                                   308,031 shares of options were outstanding as of December 31, 2008.  Amount includes fair value of stock options issued for consulting services provided during 2008 totaling $59,734 .

(6)                                   80,000 shares of options were outstanding as of December 31, 2008.

(7)                                   70,000 shares of options were outstanding as of December 31, 2008.

(8)                                  Amount represents amount incurred for consulting services provided during 2008.

(9)                                  Messrs. Johnson and Caruana resigned as directors of our company effective March 31, 2009.

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

December 31, 2008

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 3, 2009 by:

•                  each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of April 3, 2009 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned. A total of 44,825,402 shares of our common stock were issued and outstanding as of April 3, 2009.  Unless otherwise indicated, the address of all directors and named executive officers is 30452 Esperanza, Rancho Santa Margarita, CA 92688.

Name of Beneficial Owner (PENDING)	Shares	Percent of Class

5% Stockholders

Tjoa Thian Song(1) 16 Raffles Quay #B1-14A Hong Leong Building Singapore 0101	4,008,523	9%

Jack Chitayat(2) 1133 Park Avenue, Suite 1W New York, NY 10128	6,591,685	15%

James Kang(3) Hyundai Hyperion Apt. 101-403 Youngsan-Gu, Hannam-Dong Seoul, Korea	6,121,304	14%

Directors and Named Executive Officers

John Kang(4)	5,134,973	12%

Dean Tanella(5)	121,620	*

Robert Biehl(6)	483,544	1%

CK Cho(7)	1,056,539	2%

Larry Buffington(8)	100,000	—

Tony Chung(9)	—	—

All directors and executive officers as a group (8 persons)	6,896,676	15%

*  Less than one percent.

(1)           Includes 3,874,585 shares are held of record by a revocable grantor trust established by Mr. Tjoa for himself and his family members.  Mr. Tjoa continues to beneficially own all such shares.

(2)           Includes 1,588,637 shares issuable pursuant to currently exercisable warrants and 2,458,749 shares issuable pursuant to currently convertible notes held by Atlantic Realty Group, Inc., Carlyle Liquid, LLC, and Carlyle Holdings, LLC, of which all are controlled by Mr. Chitayat, and 91,792 shares held of record by a trust established by Mr. Chitayat for his family members.  Mr. Chitayat continues to beneficially own all such shares.

(3)           Includes 84,542 shares issuable pursuant to currently exercisable warrants and 2,877,420 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of April 3, 2009 and includes 969 shares held by James Kang’s minor children.  Does not include the 1,700,000 shares that Mr. Kang has agreed to personally purchase on October 31, 2006 from Innometal Co., Ltd. as an inducement for Innometal to enter into a Settlement Agreement with us.  Innometal agreed to accept these shares in full satisfaction of all of our obligations to them under January 2004 settlement agreement.

(4)           Includes 182,400 shares held by Mr. Kang’s minor children and 1,752,905 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of April 3, 2009.  Does not include 410,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 3, 2009.

(5)           Includes 16,130 shares held by Mr. Tanella’s investment firm, HarborLight Diversified Fund, LP; 2,890 shares held by Mr. Tanella’s family; and 94,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of April 3, 2009. Does not include 86,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 3, 2009.

(6)           Includes 280,031 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of April 3, 2009. Does not include 38,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 3, 2009.

(7)           Includes 305,918 shares issuable pursuant to currently exercisable warrants and 457,023 shares issuable pursuant to currently convertible notes; and 52,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of April 3, 2009.  Does not include 38,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 3, 2009.

(8)           Includes 100,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of April 3, 2009.  Does not include 400,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 3, 2009.

(9)           Does not include 200,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 3, 2009.

Equity Incentive / Equity Compensation Plans

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans.  We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

Securities authorized for issuance under equity compensation plans as of December 31, 2008 were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	7,975,782	$3.81	7,908,579
Equity compensation plans not approved by stockholders	14,443,183	$1.64	—
Total	22,418,965		7,908,579

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

•                  Warrants to purchase up to 25,000 shares issued on May 6, 2008 with an exercise price of $1.75 per share and an expiration date of May 17, 2011.

The number of securities and type of plans available for future issuance of stock options as of December 31, 2008 were as follows:

	Options and Warrants for Common Shares
Plan Name	Authorized	Exercised	Outstanding	Available
1996 Stock Option Plan	12,903,226	1,974,365	3,039,198	—
2002 Equity Incentive Plan	10,000,000	—	2,621,421	7,378,579
2002 Non-employee Director Stock Option Plan	1,000,000	—	470,000	530,000
Total Stock Options	23,903,226	1,974,365	6,130,619	7,908,579

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

As of December 31, 2008, options to purchase 3,039,198 shares of common stock were outstanding at a weighted average price of $5.76 per share under the 1996 Stock Option Plan. As of December 31, 2008, options to purchase 1,974,365 shares had been issued upon exercise of options under the plan. There were 3,224,683 options exercisable under the 1996 Stock Option Plan as of December 31, 2007.

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

The plan may be amended, altered, suspended or terminated by our board of directors at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option previously granted without the consent of the affected optionee. Unless terminated sooner, the plan will terminate automatically in September 2012.  As of December 31, 2008, there were 2,621,421 outstanding options or stock awards at a weighted average price of $1.55 under the plan.  There were 1,218,021 options exercisable under the 2002 Equity Incentive Plan as of December 31, 2008.

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

As of December 31, 2008, options to purchase 470,000 shares of common stock were outstanding at a weighted average price of $1.85 per share under the 2002 Non-employee Director Stock Option Plan. There were 200,000 options exercisable under the 2002 Non-employee Director Stock Option Plan as of December 31, 2008.

The plan will terminate in October 2012, unless our board of directors terminates it sooner.

Item 13. Certain Relationships and Related Transactions

We are a party to a consulting agreement with William Johnson, a former director of our company, on a month-to-month basis starting from 2005.  During each of the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $0.1 million consulting fees from Mr. Johnson.

Soo Buchanan, the sister of John Kang, the our Chairman of the Board, provides services us a consultant.  During the years ended December 31, 2008, 2007 and 2006, we incurred approximately $0.1 million, $0 and $0, respectively, for her services as a consultant.  Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by us and was paid aggregate compensation of approximately $0.1 million during each of the years ended December 31, 2008, 2007 and 2006.

On December 23, 2008, John Kang advanced us $0.2 million to be used to repay our company’s outstanding borrowings made under the Factoring, Loan and Security Agreement (the “Factoring Agreement”), dated April 21, 2005, with a financing company.  Further, Mr. Kang entered into a Continuing Guarantee Agreement, dated January 5, 2009, with the financing company to personally guarantee repayment of the outstanding borrowings made under the Factoring Agreement.  Subsequently in January 2009, the $0.2 million advance was offset with $0.2 million outstanding receivable from Mr. Kang arising from liabilities incurred from certain stock transactions in August 2002.

As of December 31, 2008 and 2007, CK Cho, a member of our Board of Directors, held approximately $0.5 million of the convertible subordinated notes and held 305,918 exercisable warrants for both periods.

As of December 31, 2008 and 2007, Ricardo Salas, the our former Chief Executive Officer, held approximately $0.4 million of the convertible unsecured subordinated notes and approximately $0.3 million of the unsecured subordinated notes.  He also held a total of 377,691 of exercisable warrants as of December 31, 2008 and 2007.

On June 1, 2007, we entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase various equipments (including die casting machines and vacuum induction melters) used in our bulk amorphous alloy business segment and (ii) we granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  LMK was formed by an investor group that includes the former director and officer of our company, James Kang, who is also the brother of John Kang, our Chairman of the Board.  Under an equipment purchase agreement between us and LMK, LMK agreed to buy the purchased equipment for a total purchase price of $2.0 million, of which $0.8 million were received as of December 31, 2008.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate our continuing manufacturing needs, and it also provides that we will retain a security interest in the purchased equipment until full payment of the purchase price.

In consideration of the license agreement with LMK, we will be entitled to royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  Effective June 1, 2008, the royalty rate was adjusted to 5%.  The agreement provides that we may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $0.5 million or more per year.  The agreement also provides that LMK will be required to purchase all alloy feedstock from us, and we will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.

Additionally, effective June 1, 2007, we discontinued our post-processing operation in Weihai, China and transferred the manufacturing staff and equipment in Weihai to LMK under an amendment to the equipment purchase agreement with LMK.  Further, we transferred certain of our manufacturing staff from its South Korean plant to LMK.  As a result, LMK assumed $0.4 million of accrued severance liability for the transferred employees.  The equipment purchase agreement and the transfer agreement regarding our Weihai operations resulted in a total net gain of $0.2 million, which is recorded as other income during the year ended December 31, 2007.

We purchased production supplies and outsourced production of certain bulk alloy production with LMK, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of our company and the brother of our current Chairman of the Board.  In June 2008, we began sharing the use of our manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as we began significant outsourcing of our bulk alloy parts production. We incurred expenses for purchase of production supplies and outsourcing fees of $2.1 million, $0.7 million and $0.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.  We recognized revenue from sales of raw materials and royalties for a total of $2.0 million and $3.4 million during the years ended December 31, 2008 and 2007, respectively.  Approximately, $0.2 million and $0.4 million is included in accounts receivables as of December 31, 2008 and 2007, respectively for outstanding trade receivables due.

Effective October 20, 2006, James Kang began providing services us as a consultant, which would have continued through December 31, 2009.  On December 31, 2007, the terms of the consulting agreement were accelerated whereby the remaining two years of Mr. Kang’s consulting fees were settled for $435.

In December 2007, we entered into agreements with two holders of our convertible subordinated notes (the “January 2010 Notes”) and LMK, a South Korean company formed by investor groups including our former director and officer of our company, James Kang, and the two former noteholders, whereby LMK would assume the liabilities due under the January 2010 Notes, including principal, interest, and fees due by our company to the two noteholders totaling $0.4 million and we released obligations due from LMK for outstanding trade accounts receivables.  In connection with the assumption of the liabilities by LMK, warrants to purchase 179,620 shares of our common stock held by the holders were cancelled.

We believe that each of the foregoing transactions was consummated on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

Item 14. Principal Accounting Fees and Services

Choi, Kim & Park, LLP

The following table summarizes the aggregate fees billed to the Company by Choi, Kim & Park, LLP for professional services:

Fees	2007	2008
Audit Fees (1)	$406,000	$297,000

(1) Audit Fees.

Fees for audit services billed in 2008 consisted of:

•                  Audit of the Company’s financial statements for 2007;

•                  Review of the Company’s quarterly financial statements for 2008;

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

10.33	First Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated February 22, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on February 28, 2008).

10.34	Form of Convertible Subordinated Note, dated October 1, 2007 (incorporated by reference from Exhibit 10.34 to the Form 10-K filed on April 3, 2008).

10.35	Form of Convertible Subordinated Note, dated December 28, 2007(incorporated by reference from Exhibit 10.35 to the Form 10-K filed on April 3, 2008).

10.36	Form of Common Stock Purchase Warrant, dated December 28, 2007(incorporated by reference from Exhibit 10.36 to the Form 10-K filed on April 3, 2008).

10.37	Form of Letter dated, October 31, 2007, to extend 8% Unsecured Subordinated Note due date (incorporated by reference

Exhibit Number	Document Description

from Exhibit 10.37 to the Form 10-K filed on April 3, 2008).

10.38	First Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated February 22, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on February 22, 2008).

10.39	Form of Convertible Subordinated Note, dated April 1, 2008 (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on August 19, 2008).

10.40	Form of Convertible Subordinated Note, dated July 1, 2008 (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed on August 19, 2008).

10.41

Form of letter dated, July 31, 2008, to extend to change the first redemption date and amount of the Convertible Subordinated Notes due January 2010 (incorporated by reference from Exhibit 10.3 to the Form 10-Q filed on August 19, 2008).

10.42	Promissory Note, dated October 21, 2008, between Liquidmetal Coatings, LLC and Bank Midwest N.A.

10.43	Form of Convertible Subordinated Note, dated October 1, 2008.

10.44	Form of Convertible Subordinated Note, dated January 1, 2009.

10.45	Continuing Guarantee Agreement, dated January 5, 2009, between John Kang and Hana Financial, Inc.

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21	Subsidiaries of the Registrant. (incorporated by reference from Exhibit 21 to the Form 10-K filed on November 10, 2004).

23.1	Consent of Registered Independent Public Accounting Firm, Choi, Kim & Park, LLP.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. 1350.

*      Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ Larry E. Buffington
Larry E. Buffington
President and Chief Executive Officer

Date: April 15, 2009

	By:	/s/ Tony Chung
Tony Chung
Chief Financial Officer

Date: April 15, 2009

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Buffington and Tony Chung and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Kang	Chairman of the Board and Director	April 15, 2009
John Kang

/s/ Robert Biehl	Director	April 15, 2009
Robert Biehl

/s/ Dean Tanella	Director	April 15, 2009
Dean Tanella

/s/ CK Cho	Director	April 15, 2009
CK Cho

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the years ended December 31, 2008, 2007, and 2006.  Our audits also included the financial statement schedules listed at index in Item 15(a) as of and for the years ended December 31, 2008, 2007, and 2006.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years ended December 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Choi, Kim & Park LLP

Los Angeles, California

Certified Public Accountants

April 13, 2009

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$157	$1,180
Trade accounts receivables, net of allowance for doubtful accounts of $121 and $89	2,237	5,165
Inventories	820	2,298
Prepaid expenses and other current assets	967	708
Total current assets	4,181	9,351
Property, plant and equipment, net	7,021	9,730
Idle equipment	—	178
Other intangibles, net	1,069	1,142
Investment in joint venture	306	306
Other assets	663	1,806
Total assets	13,240	22,513

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	8,563	8,056
Deferred revenue	40	316
Short-term debt	1,176	2,138
Long-term debt, current portion, net of debt discounts of $7,128 and $838	14,172	6,101
Warrant liabilities	692	2,583
Conversion feature liabilities	147	2,083
Other liabilities, current portion	146	398
Total current liabilities	24,936	21,675

Long-term debt, net of current portion and debt discounts of $0 and $9,634	8,521	14,623
Other long-term liabilities, net of current portion	163	411
Total liabilities	33,620	36,709

Minority interests	651	384

Shareholders’ deficiency:
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,825,402 and 44,726,295 issued and outstanding at December 31, 2008 and 2007, respectively	45	45
Additional paid-in capital	140,204	137,293
Accumulated deficit	(162,307)	(154,710)
Accumulated other comprehensive income	1,027	2,792
Total shareholders’ deficiency	(21,031)	(14,580)

Total liabilities and shareholders’ deficiency	$13,240	$22,513

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenue	$22,083	$29,022	$27,669
Cost of sales	17,131	26,459	22,418

Gross profit	4,952	2,563	5,251

Operating expenses
Selling, general, and administrative	6,529	8,921	9,962
Research and development	1,022	1,123	950
Impairment of long-lived assets	132	—	—
Total operating expenses	7,683	10,044	10,912

Loss before interest, other income, income taxes, and minority interest	(2,731)	(7,481)	(5,661)

Loss from extinguishments of debt	—	(648)	—
Change in value of warrants, gain	1,890	4,923	279
Change in value of conversion feature, gain (loss)	1,987	6,965	(226)
Other expense	(17)	—	—
Other income	429	226	572
Interest expense	(7,712)	(9,364)	(9,509)
Interest income	3	123	23

Loss before income taxes and minority interest	(6,151)	(5,256)	(14,522)

Income taxes	—	—	—

Loss before minority interest	(6,151)	(5,256)	(14,522)

Minority interests	(421)	(384)	—

Loss from continuing operations	(6,572)	(5,640)	(14,522)

Net loss	(6,572)	(5,640)	(14,522)

Other comprehensive income (loss):
Foreign exchange translation (loss) gain during the period	(1,765)	183	339
Comprehensive income (loss)	$(8,337)	$(5,457)	$(14,183)

Per common share basic and diluted:
Loss per share basic and diluted	$(0.15)	$(0.13)	$(0.33)

Number of weighted average shares - basic and diluted	44,735	44,730	43,809

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2005 (As Restated)	42,187,621	$42	$130,893	$(134,525)	$2,270	$(1,320)
Conversion of notes payable	285,750	—	471	—	—	471
Common stock issued as director’s fees	109,437	—	102	—	—	102
Common stock issued to Innometal	1,700,000	2	3,448	—	—	3,450
Stock awards	28,960	—	42	—	—	42
Stock-based compensation	—	—	1,075	—	—	1,075
Foreign exchange translation gain	—	—	—	—	339	339
Net loss	—	—	—	(14,522)	—	(14,522)

Balance, December 31, 2006	44,311,768	$44	$136,032	$(149,047)	$2,609	$(10,363)
Conversion of notes payable	365,455	1	578	—	—	579
Common stocks issued as director’s fees	49,072	—	42	—	—	42
Stock-based compensation	—	—	642	—	—	642
Foreign exchange translation gain	—	—	—	—	183	183
Cash distribution to minority interests	—	—	—	(23)	—	(23)
Net loss	—	—	—	(5,640)	—	(5,640)

Balance, December 31, 2007	44,726,295	$45	$137,293	$(154,710)	$2,792	$(14,580)
Common stock issued in lieu of cash	99,107	—	69	—	—	69
Stock-based compensation	—	—	578	—	—	578
Foreign exchange translation loss	—	—	—	—	(1,765)	(1,765)
Cash distribution to minority interests	—	—	—	(1,025)	—	(1,025)
Preferred units capital account of subsidiary	—	—	2,264	—	—	2,264
Net loss	—	—	—	(6,572)	—	(6,572)
Balance, December 31, 2008	44,825,402	$45	$140,204	$(162,307)	$1,027	$(21,031)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006

Operating activities:
Net loss	$(6,572)	$(5,640)	$(14,522)

Adjustments to reconcile loss from operations to net cash used for operating activities:
Impairment of long-lived assets	132	—	—
Gain on disposal of asset	(15)	(226)	—
Minority interests in income of consolidated subsidiary	421	384	—
Depreciation and amortization	1,275	3,102	3,574
Loss on extinguishment of debt	—	648	—
Amortization of debt discount	3,883	5,350	6,158
Stock-based compensation	578	642	1,075
Bad debt expense (recovery)	(83)	7	47
Warranty expense	184	169	46
Gain from change in value of warrants	(1,890)	(4,923)	(279)
(Gain) loss from change in value of conversion feature	(1,987)	(6,965)	225

Changes in operating assets and liabilities:
Trade accounts receivable	3,012	(1,061)	(1,621)
Inventories	1,479	1,467	(2,017)
Prepaid expenses and other current assets	(259)	(1)	(221)
Other assets	654	(2,211)	142
Accounts payable and accrued expenses	393	(1,545)	3,371
Deferred revenue	(276)	114	(1,073)
Other liabilities	(501)	450	(171)
Net cash provided by (used for) operating activities	428	(10,239)	(5,266)

Investing Activities:
Purchases of property and equipment	(1,087)	(1,171)	(932)
Proceeds from the sale of property and equipment	(17)	400	104
Investment in patents and trademarks	(51)	(103)	(104)
Investment in joint venture	—	(303)	(3)
Net cash used for investing activities	(1,155)	(1,177)	(935)

Financing Activities:
Proceeds from borrowings	16,438	45,863	23,620
Repayment of borrowings	(18,707)	(33,166)	(18,117)
Proceeds from issuance of preferred units of subsidiary	2,500	—	—
Redemption of preferred units of subsidiary	(237)	—	—
Repayment of other liabilities	—	—	69
Cash distributions	(1,178)	(23)	—
Net cash provided by (used for) financing activities	(1,184)	12,674	5,572
Effect of foreign exchange translation	888	(222)	(619)
Net (decrease) increase in cash and cash equivalents	(1,023)	1,036	(1,248)

Cash and cash equivalents at beginning of period	1,180	144	1,392
Cash and cash equivalents at end of period	$157	$1,180	$144

Supplemental cash flow information
Interest paid	$2,007	$2,874	$1,970
Taxes paid	$—	$—	$—

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

For the Years Ended December 31, 2008, 2007, and 2006

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

2. Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $162,307 as of December 31, 2008.  Net cash provided by continuing operations for the year ended December 31, 2008 was $426.  At December 31, 2008, working capital deficit was $20,755.  As of December 31, 2008, the Company’s principal source of liquidity is $157 of cash and $2,237 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We anticipate that we will not have sufficient funds to pursue our current operating plan beyond the first quarter of 2009 and we will therefore require additional funding.  We are actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

Additionally, we have approximately $1,210 of principal and accrued interest outstanding as of December 31, 2008, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  We intend to fully repay the amounts due under the Bridge Notes.  However, as of the filing of this report we do not have sufficient funds to repay the Bridge Notes.  As a result, we are currently in default under the Bridge Notes.   Such a default may have material adverse effect on our operations, financial condition, and results of operations. We have not received a formal notice of default and we are currently working to resolve this matter with investors holding our Bridge Notes.

We were required under our amended Security Purchase Agreement, dated April 23, 2007, between our company and holders of our 8% convertible subordinated notes due January 2010 (the “January 2010 Notes”), to repay outstanding debt under previously

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

issued promissory notes, including the Bridge Notes (“Debt Satisfaction Covenant”) by October 1, 2007.  As we have not yet fully repaid our Bridge Notes, we are in default under the January 2010 Notes under the Debt Satisfaction Covenant.  Further, we were required, beginning September 30, 2008 and at the end of each month thereafter, to redeem 1/32nd of the principal amount of the January 2010 Notes.  An aggregate payment equal to $0.6 million was due September 30, 2008. However, we did not have sufficient funds to make this payment, and, accordingly, we are in default under the January 2010 Notes.

The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As of the filing of this report, we have received a formal notice of default and we are currently working to resolve this matter.  As a result, the outstanding principal due under the January 2010 Notes of $19,113 is included in current portion of long-term debt and accrued interest and fees of $1,037 is included in accounts payable and accrued expenses as of December 31, 2008.  Such defaults may have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with investors holding our January 2010 Notes.

Approximately $188 of principal and accrued interest became due from our Korean subsidiary under a loan from Kookmin Bank of South Korea in August 2008.  However, as of the filing of this report we did not have sufficient funds to repay the loan and we have received a formal notice of default.  Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of our manufacturing plant facility and certain equipment in South Korea.  The foreclosure of our manufacturing plant facility and equipment in South Korea would have material adverse effect on our operations, financial condition, and results of operations.  We are currently working to resolve this matter with Kookmin Bank by seeking a forbearance until we are able to obtain funding to repay this loan, although there is no assurance that we will be able to obtain any such funding.

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1,404, of which $1,173 is held by creditors in South Korea, as of December 31, 2008.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

3. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its wholly-owned subsidiaries, Liquidmetal Technologies Co., Ltd., formerly Liquidmetal Korea Co., Ltd., (“LMT Korea”), located in South Korea, Liquidmetal Golf and its subsidiaries, which included the retail golf segment, now accounted for as a discontinued operations, and its majority-owned subsidiary, Liquidmetal Coatings, LLC, located in Texas. All intercompany balances and transactions have been eliminated. A minority interest in Liquidmetal Golf is included in the consolidated financial statements as a component of the loss from operations of the discontinued retail golf segment (see Note 14).

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

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

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

Trade Accounts Receivables. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory.  As of December 31, 2008, one customer represented 18%, or $411, of the total outstanding trade accounts receivable.  As of December 31, 2007, two customers represented 22%, or $1,148, of the total outstanding trade accounts receivable.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  The Company recognized $132, $0, and $0 during the years ended December 31, 2008, 2007 and 2006, respectively, for impairment of long-lived assets.

Fair Value of Financial Instruments. The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and all other current assets and liabilities approximate their fair value because of their short term maturities at December 31, 2008 and 2007, unless otherwise stated. The fair value of non-current

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

assets and liabilities approximate their carrying value unless otherwise stated.  The fair value of the Company’s long-term debt is based on interest rates that would be available to the Company for the issuance of debt with similar terms.

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $22, $1, and $10, for the years ended December 31, 2008, 2007 and 2006, respectively.

Debt Discount Amortization. Debt discounts for notes payable are amortized to interest expense, using a method that approximates the interest method over the term of the related debt instruments.

Stock-Based Compensation.  The Company accounts for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 13.

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

The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the year ended December 31, 2008.

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

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact of the adoption of SFAS 141R on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS 160 in 2009. The presentation and disclosure requirements of this standard must be applied retrospectively for all periods presented and will impact how the Company presents and discloses noncontrolling interests and income from noncontrolling interests in our consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) which clarifies that convertible debt instruments that may be settled in cash or other assets upon conversion are not addressed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity’s financial statements. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of FSP APB14-1 on its consolidated financial statements.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

4. Trade accounts receivable

Trade accounts receivables from continuing operations were comprised of the following:

	December 31,
	2008	2007
Trade accounts receivable	$2,358	$5,254
Less: Allowance for doubtful accounts	(121)	(89)
Trade accounts receivable, net	$2,237	$5,165

5. Inventories

Inventories were comprised of the following:

	December 31,
	2008	2007

Raw materials	$426	$1,216
Work in process	184	536
Finished goods	210	546
Total inventories	$820	$2,298

The Company analyzes inventory held for any excess or obsolescence issues.  Any amounts considered excess or obsolete are written off.  Further, as significant amount of sales of Liquidmetal bulk alloy parts are used primarily in consumer electronics components, our inventory is subject to fluctuations in demand for those consumer electronics goods. Accordingly, the Company reduces the carrying value of raw materials held by its subsidiaries, by the amounts considered to be excess or obsolete.  During the year ended December 31, 2008, total write downs of excess or obsolete inventory included in “Cost of sales” in the accompanying Statement of Operations and Comprehensive Loss was $199 primarily from discontinued Liquidmetal bulk alloy parts used in our customer’s certain cell phone models.  There were no such write downs as of December 31, 2007 and 2006.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2008	2007

Machinery and equipment	$11,719	$13,951
Computer equipment	750	1,234
Office equipment, furnishings, and improvements	1,002	1,422
Buildings	8,042	10,870
Construction in progress	—	369
Total	21,513	27,846
Accumulated depreciation	(14,492)	(18,116)
Total property, plant and equipment, net	$7,021	$9,730

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

Depreciation expense is classified as follows:

	Years ended December 31,
	2008	2007	2006

Cost of sales	$1,065	$2,831	$3,229
Selling, general and administrative	86	153	225
Research and development	1	—	—
Total depreciation expense	$1,152	$2,984	$3,454

7. Idle Equipment

Idle equipment consists of certain equipment held by the Company for use in expansion of bulk alloy parts manufacturing.  While the equipment may be used internally to meet future capacity requirements, considering our current revenue and foreseeable production requirements, the Company does not anticipate utilizing this equipment internally in the near future. Additionally, the Company demined to write down the carrying value of the idle equipment during the fourth quarter of 2008 as the carrying value exceeded its fair value.  The write-down amounted to $132 and is included as “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2008. Total amount of idle equipment remaining was $0 and $178 as of December 31, 2008 and 2007, respectively.

During the year ended December 31, 2007, the Company disposed of $7 of idle equipment as part of the equipment purchase agreement and transfer agreement regarding Weihai operations with Grace Metal (see Note 21).

8. Other Intangible Assets

Intangible assets consist of the following:

	December 31,
	2008	2007

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,357	1,404
Trademarks	91	85
Total	2,014	2,055
Accumulated amortization	$(945)	$(913)
Total intangible assets, net	$1,069	$1,142

Amortization expense was $123, $123, and $119 for the years ended December 31, 2008, 2007 and 2006, respectively.   The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2009	122
2010	120
2011	118
2012	108
2013	94

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

Accumulated Amortization for the years ended December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007

Purchased and licensed patent rights	$(324)	$(289)
Internally developed patents	(567)	(579)
Trademarks	(54)	(45)
Total	$(945)	$(913)

The weighted average amortization periods for each of the years ended December 31, 2008, 2007, and 2006, is as follows:

	December 31,
	2008	2007	2006

Purchased and licensed patent right	17	17	17
Internally developed patents	17	17	17
Trademarks	10	10	10

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

9. Other Liabilities

The other liabilities balance consists of accrued severance and operating lease costs associated with the Company’s cost reduction measures for the Tampa, Florida executive offices.

	December 31,
	2008	2007

Accrued severance	$255	$745
Accrued operating lease costs	54	64
Accrued capital lease costs	—	—
Total	309	809

Imputed interest	—	—
Total	309	809
Less current portion	(146)	(398)
Other long term liabilities, less current portion	$163	$411

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

During 2003, the Company initiated activities to substantially reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses.  Certain relocating expenses associated with the move have been recorded and total liability accrued from the relocation and terminations in 2003, including the severance and lease accruals, were $54 and $64 as of December 31, 2008 and 2007, respectively.

All leases with an initial term greater than one year are accounted for under SFAS No. 13 Accounting for Leases. These leases are classified as either capital leases or operating leases, as appropriate.  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  At December 31, 2008, the cost recorded for SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $47 and $320, respectively, and the accumulated depreciation was $41 and $320, respectively.  At December 31, 2007, the cost recorded for the office furniture and furnishings, the SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $112, $47 and $320, respectively, and the accumulated depreciation was $112, $36 and $269, respectively.

10. Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period. As of December 31, 2008 and 2007, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  As of December 31, 2008, the Company used 1% of coatings applications sales as estimate of warranties to be claimed.  During the years ended December 31, 2008 and 2007, the Company’s product warranty accrual balance had the following activity:

Balance, December 31, 2006	$738
Accrual reduction	(107)
Warranty charges	—
Balance, December 31, 2007	$631
Expense accrual	26
Warranty charges	(343)
Balance, December 31, 2008	$314

The product warranty accrual balance was included in accounts payable and accrued expenses at December 31, 2008 and December 31, 2007.

11. Notes Payable

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

As of December 30, 2008 and December 31, 2007, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $1,009 and $2,659, respectively, and are included in current portion of long-term debt.  The Company intends to fully repay the amounts due under the August 2007 Subordinated Notes.  However, as of the filing of this report, the Company does not have sufficient funds to repay the August 2007 Subordinated Notes.  As a result, the Company is currently in default under the August 2007 Notes.  The Company has not received a formal notice of default and is currently working to resolve this matter with investors holding the August 2007 Subordinated Notes.

Interest expense for the amortization of discount on the note was $0, $630 and $434 for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008, 2007 and 2006, the effective interest rate for the August 2007 Subordinated Notes was 8%, 33% and 33%, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

As part of the issuance of the August 2007 Subordinated Notes in 2006, the Company issued warrants to the purchasers of the notes and placement agents giving them right to purchase up to an aggregate of 972,964 shares of the Company’s common stock.  The warrants had an original exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  In October 2007, the Company reduced the exercise price of warrants to $1.75 and increased the outstanding warrants with certain holders of the August 2007 Subordinated Notes by 30% for an extension of the maturity of the August 2007 Subordinated Notes.   As of December 31, 2008, the exercise price of the warrants was reduced to $1.72 and $2.07 per share, respectively, and total amount of warrants was increased to 1,313,380.  The warrants will expire on May 17, 2011.

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

In April 2007, the Company entered into an amendment to the Securities Purchase Agreement, dated January 3, 2007, between the Company and the purchasers of the January 2010 Notes (“April 2007 Amendment”) providing that the Company will have until October 1, 2007 to repay approximately $15,461 of the Company’s outstanding debt under previously issued promissory notes, including the August 2007 Subordinated Notes (“Debt Satisfaction Covenant”).  The Company has not fully repaid $1,009 principal due under the August 2007 Subordinated Notes as of December 31, 2008.  As a result, the Company is not in compliance with the Debt Satisfaction Covenant.  As of the filing of this report, the Company has received a formal notice of default under this covenant and is currently working to resolve this matter.

The April 2007 Amendment also finalized the schedule of investors in the Private Placement to show a total of $16,300 in principal amount of Notes; decreased the conversion price of the January 2010 Notes to $1.10, decreased the warrant exercise price for the warrants issued to $1.55, increased the number of shares subject to such warrants issued to equal 7,657,591, and the purchasers of the Notes consented to the Company granting a security interest in its South Korean manufacturing plant to purchasers of convertible notes in a subsequent offering, provided a  pari passu  security interest is granted to the purchasers of the January 2010 Notes.

On December 28, 2007, the Company issued $1,000 of January 2010 Notes, together with warrants to purchase up to an aggregate of 909,091 and 200,000 of the Company’s common stock to purchasers of the notes and placement agents.  The warrants will expire on December 28, 2012 and are subject to exercise price adjustment for anti-dilution purposes.

In December 2007, the Company entered into agreements with two holders of the January 2010 Notes and Liquidmetal Korea Co., Ltd. (“LMK”), formerly Grace Metal, a South Korean company formed by investor groups including our former Founder and director, James Kang, and the two holders, whereby LMK would assume the liabilities due under the January 2010 Notes, including principal, interest, and fees due to the two holders totaling $434.  In connection with the assumption of the liabilities by LMK, warrants to purchase 179,620 shares of our common stock held by the holders were cancelled (see Note 21).

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

From and after an event of default under the January 2010 Notes and for so long as the event of default is continuing, the January 2010 Notes will bear default interest at a rate of 12% per annum (or 15% per annum if we elect to pay interest with additional January 2010 Notes).  During 2007, the Company issued $971 of additional January 2010 Notes for accrued interest and late registration fees.  During 2008, the Company issued $1,315 of additional January 2010 Notes for accrued interest.

The Company was required, beginning July 31, 2008 and at the end of each month thereafter, to redeem 1/36th of the principal amount of the January 2010 Notes in cash or, at the Company’s election, with shares of our common stock.  On July 31, 2008, the Company obtained an agreement with the majority of the January 2010 Note holders to change the amortization date of the principal to September 30, 2008 and to change the redemption amount at each amortization date to be 1/32nd of the principal amount. As a result of this amendment, the Company was required to make an aggregate payment equal to $583 on September 30, 2008.  However, the Company did not have sufficient funds to make this payment, and, accordingly, the Company is in default under the January 2010 Notes.  The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  The Company has received a formal notice of default under this covenant and is currently working to resolve this matter.  As a result, the outstanding principal due under the January 2010 Notes of $19,113 is included in current portion of long-term debt as of December 31, 2008.

In connection with the January 2007 private placement, the Company entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which the Company is subject to monetary penalties up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. As of December 31, 2008, an aggregate of $698 in monetary penalties under the Registration Rights Agreement had already been paid to investors in the form of additional notes, while an additional $256 in such penalties was accrued but unpaid.

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

The change in the fair value of the conversion feature liability resulted in gains of $1,987 and $5,393 for years ended December 31, 2008 and 2007, respectively.  The fair value of conversion feature outstanding at December 31, 2008 and 2007 was $147 and $2,083, respectively.   The fair value conversion feature outstanding at December 31, 2008 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0 to 1.01 years; (2) volatility of 113%, (3) risk free interest of 0.11% to 0.37% and dividend rate of 0%.

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

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $19,113 and $17,797 as of December 31, 2008 and December 31, 2007, respectively.  As of December 31, 2008 and 2007, un-amortized discounts for conversion feature, warrants, and cash discount totaled $7,128 and $10,471, respectively, and other asset debt issuance costs totaled $655 and $967,

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $3,707 and $2,177 for the years ended December 31, 2008 and 2007, respectively.  The effective interest rate of the January 2010 Notes was 65% as of December 31, 2008 and 2007.

The following is a repayment schedule of the January 2010 based on maturity date of the notes:

January 2010 Notes
Repayment Schedule	Minimum
December 31,	Payments

2009	$9,556
2010	9,557

Total	$19,113

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005.  The agreement will continue until February 1, 2008 and will renew annually thereafter.  All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Further, pursuant to a Continuing Guaranty Agreement, dated January 5, 2009, the outstanding borrowings are personally guaranteed by John Kang, the Company’s Chairman (see Note 22).  Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.  Borrowings made against non-approved receivables assigned are limited to $1,000 and total borrowings made on approved and non-approved receivables assigned are limited to $5,000.

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

For the year ended December 31, 2008, the Company borrowed $5,360 and repaid $5,788 under the Agreement.  The total outstanding advance made under the agreement is $580 and $1,008 as of December 31, 2008 and 2007, respectively, which is presented as short-term debt.  The weighted average rate of interest for borrowings made under the Agreement was 6.85% and 8.95% for the years ended December 31, 2008 and 2007.

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of December 31, 2008, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.

The Company is required to make equal monthly installments of principal and interest to repay the loan balance through August 2008.  For the year ended December 31, 2008, principal payments made to Kookmin totaled $300, which includes $66 of foreign exchange translation gain. The outstanding loan balance totaled $151 and $451, as of December 31, 2008 and 2007, respectively, and are included in current portion of long-term debt.   The Company intends to fully repay the amounts due under the loan.  However, as of the filing of this report the Company does not have sufficient funds to repay the loan.  As a result, the Company is currently in default under the loan.  The Company has received a formal notice of default and Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of manufacturing plant facility and certain equipment in South Korea.  The foreclosure of the Company’s manufacturing plant facility and equipment in South Korea would have material adverse effect on the Company’s operations, financial condition, and results of operations.  The Company is currently working to resolve this matter with Kookmin Bank by seeking a forbearance until the Company is able to obtain funding to repay this loan, although there is no assurance that the Company will be able to obtain any such funding.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

The notes payable from Kookmin Loan as of December 31, 2008 and 2007 and the activity for the year ended December 31, 2008 is shown in the following table:

	December 31,			December 31,
	2007	Borrowings	Repayments	2008
Kookmin Loan 9.2%, principal $5,488	$451	$—	$(300)	$151

Kookmin Repayment Schedule	Minimum
December 31,	Payments

2009	$151
Total	$151

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $176 and $83 for the years ended December 31, 2008 and 2007, respectively.

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

As of December 31, 2008 and 2007, the gross outstanding loan balance under the term loan totaled $2,729 and $3,688, respectively, and the gross outstanding loan balance under the revolving loan totaled $597 and $1,130, respectively. The loans are

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $276 and $52 for the year ended December 31, 2008, respectively.  Interest expense incurred under the term loan and revolving loan totaled $143 and $37 for the year ended December 31, 2007, respectively.

Term Loan
Repayment Schedule	Minimum
December 31,	Payments

2009	$1,000
2010	1,104
2011	625
Total	$2,729

Additionally, LMC entered into Promissory Notes, dated August 29, 2007 and October 21, 2008 (the “Capital Loan”), with Midwest to provide for $45 and $105 to be used towards the purchase of a company truck and HVOF spray equipment, respectively, with annual interest rate of 8.25%.  The Capital Loan has maturity dates of September 1, 2012 and November 1, 2013.  LMC is required to make monthly principal and interest payments of $3 per month.  As of December 31, 2008 and 2007, the gross outstanding loan balance under the Capital Loan totaled $129 and $44, respectively, which is presented as long-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $6 and $1 for the years ended December 31, 2008 and 2007, respectively.

Capital Loan Repayment Schedule December 31,	Minimum Payments

2009	$28
2010	30
2011	32
2012	26
2013	13
Total	$129

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $6,690 and $6,557 as of December 31, 2008 and 2007, respectively.  Interest expense incurred under the Subordinated Notes totaled $926 and $344 for the years ended December 31, 2008 and 2007, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

C3 Notes Repayment Schedule December 31,	Minimum Payments

2009	$—
2010	—
2011	—
2012	6,690
Total	$6,690

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

Warrants

As of December 31, 2008, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

1,039,255	$1.72	June 13, 2010
125,000	1.55	March 17, 2009
3,353,486	1.72	August 2, 2010
25,000	1.75	May 17, 2011
452,859	1.72	May 17, 2011
860,521	2.07	May 17, 2011
7,477,971	1.55	January 3, 2012
1,109,091	1.55	December 28, 2012
14,443,183

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

warrant liability to current operations.  The change in the fair value of the warrants resulted in gains of $1,890, $4,923 and $279 for the years ended December 31, 2008, 2007 and 2006.  The fair value of warrants outstanding at December 31, 2008 of $692 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.21 to 3.99 years; (2) volatility of 113%, (3) risk free interest of 0.11% to 1.55%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2007 of $2,583 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.21 to 4.99 years; (2) volatility of 63%, (3) risk free interest of 3.07% to 3.45%, and dividend rate of 0%.

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

On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan.  As of December 31, 2008, there are 2,621,421 options outstanding under the 2002 Equity Plan.

Certain of our current and former non-employee directors and our former Chief Executive Officer were given the opportunity to receive stock under the 2002 Equity Pan in lieu of past-due director and consulting fees that were due to them.  During 2008, 2007 and 2006, the Company issued 99,107, 49,072 and 138,397 shares of stock, respectively, at prices ranging from $0.70 to $1.50 per share under the 2002 Equity Plan for such fees that were due to them.

Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, our board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the Plan. No additional options may be granted under the 1996 Company Plan. As of December 31, 2008, there were 3,039,198 options outstanding under the 1996 Company Plan.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There are 470,000 options outstanding under the 2002 Director Plan as of December 31, 2008.

Additionally, the Company has 1,845,163 options outstanding at December 31, 2008 which were granted outside the 1996 Company Plan, 2002 Equity Plan and 2002 Director Plan.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $578, $643 and $1,075 for the years ended December 31, 2008, 2007 and 2006, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing a $2,296, or $0.05 per share, increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes.  Accordingly, we have not restated prior period amounts.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the  assumptions noted in the following table.  Expected volatilities are based on historical volatility expected over the expected life of the options.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is represents the period of time that options granted are expected to be outstanding.  Actual forfeitures were used for years ended December 31, 2008, 2007 and 2006.  The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

	December 31,
	2008	2007	2006

Expected volatility	63% - 94%	58% - 100%	100%
Expected dividends	—	—	—
Expected term (in years)	6	5 - 6	5
Risk-free rate	2.13% - 3.54%	3.84% - 4.68%	4.3% - 4.82%

The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2005	7,993,755	$4.45
Granted	992,500	1.42
Exercised	—	—
Forfeited	(1,193,664)	2.56
Options outstanding at December 31, 2006	7,792,591	4.35
Granted	1,334,565	0.08
Exercised	—	—
Forfeited	(930,010)	2.00
Options outstanding at December 31, 2007	8,197,146	4.04
Granted	673,966	0.50
Exercised	—	—
Forfeited	(895,330)	3.41
Options outstanding at December 31, 2008	7,975,782	$3.81	4.2	$—
Options vested or expected to vest at December 31, 2008	7,907,779	$4.60	4.2	$—
Options exercisable at December 31, 2008	6,302,382	$4.57	2.7	$—

The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $0.50, $0.81 and $1.10, respectively.  There were 6,303,382 options with a weighted average exercise price of $4.57 exercisable at December 31, 2008 and there were 6,263,146 options with a weighted average exercise price of $4.93 exercisable at December 31, 2007.

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date (measurement date).  Such options totaled 358,582 with a weighted average fair value of $11.22 and 734,927 with a weighted average fair value of $7.56 at December 31, 2008 and 2007, respectively.

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2008:

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

Options Outstanding				Options Exercisable
Range of Exercise Prices	Numbers of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.00 - $1.55	2,136,661	8.50	$0.82	676,261	$0.93
1.56 - 3.10	1,477,856	3.50	2.43	1,274,856	2.47
3.11 - 4.65	1,694,163	2.10	4.62	1,684,163	4.63
4.66 - 6.20	2,580,646	2.40	6.20	2,580,646	6.20
6.21 - 7.75	—	—	—	—	—
7.76 - 9.30	—	—	—	—	—
9.31 - 10.85	10,000	4.00	9.81	10,000	9.81
10.86 - 12.40	4,518	2.60	12.40	4,518	12.40
12.41 - 13.95	—	—	—	—	—
13.96 - 15.50	71,938	3.30	15.00	71,938	15.00
Total	7,975,782			6,302,382

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

There were no assets associated with discontinued retail golf operations at December 31, 2008 and 2007, and there were no gain or loss resulted from the discontinued operations for the years ended December 31, 2008, 2007 and 2006.

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

Liquidmetal Golf previously applied Accounting Principles Board (“APB”) Opinion No. 25 for options when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant.  As permitted, the Company had previously elected to adopt provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation for options granted to non-employees who perform services for the Company and the disclosure-only provisions of options granted to employees. There was no compensation expense recorded during the years ended December 31, 2008, 2007 and 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method for outstanding option.  Under this method, the Company would recognize compensation cost, on a

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts.  There were no charges for stock compensation related to amortization of the fair value of restricted stock as the outstanding options were fully vested as of December 31, 2005 and no new grants were made during the years ended December 31, 2008, 2007 and 2006.

The following table summarizes Liquidmetal Golf’s stock option transactions for the three years ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(in thousands)
Options outstanding at December 31, 2005	78,200	$8.14
Granted	—	—
Exercised	—	—
Forfeited	(78,200)	8.14
Options outstanding at December 31, 2006	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2007	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2008	—	$—	—	$—
Options vested or expected to vest at December 31, 2008	—	$—	—	$—
Options exercisable at December 31, 2008	—	$—	—	$—

There were no options exercisable at December 31, 2008 and 2007.

15. Preferred Units of Subsidiary

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

As of December 31, 2008, LMC has redeemed $236 of its preferred units and distributed $281 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,264 as of December 31, 2008.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

16. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2008	2007

Loss carry forwards	$43,359	$36,577

Other	1,117	2,227
Total deferred tax asset	44,476	38,804

Valuation allowance	(44,476)	(38,804)
Total deferred tax asset, net	$—	$—

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2008	2007	2006

Expected federal tax benefit	(34)%	(34)%	(34)%

State tax expense, net of expected federal tax benefit	(3)%	0%	(4)%
Foreign loss not subject to U.S. federal income tax	12%	33%	7%
Net operating loss utilized or expired	(38)%	88%	0%
Other	0%	0%	(38)%
Increase (decrease) in valuation allowance	63%	(87)%	70%

Total tax provision	0%	0%	0%

As of December 31, 2008, the Company had approximately $118 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2009 through 2028. In addition, the Company has California state NOL carryforwards of approximately $63 expiring in 2009 through 2018. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2008, Liquidmetal Technologies, Inc. had approximately $81 in federal NOL carryforwards, expiring in 2009 through 2028 and Liquidmetal Golf, Inc. had approximately $38 in federal NOL carryforwards, expiring in 2013 through 2028.

As of December 31, 2008, the Company had approximately $209 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2028.  In addition, the Company has California R&D credit carryforwards of approximately $265, which do not expire under current California law.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. At the adoption date and as of December 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the year ended December 31, 2008.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

Tax years 2005 through 2008 and 1998 through 2008 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

17. Segment Reporting and Geographic Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals

Year ended December 31, 2008:
Revenue to external customers	$12,508	$9,575	$22,083
Gross profit	4,451	501	4,952
Total segment income (loss)	1,374	(1,347)	27
Total identifiable assets at end of period	2,931	7,837	10,768

Year ended December 31, 2007:
Revenue to external customers	$14,393	$14,629	$29,022
Gross profit (loss)	5,638	(3,075)	2,563
Total segment income (loss)	3,337	(5,003)	(1,666)
Total identifiable assets at end of period	4,441	13,519	17,960

Year ended December 31, 2006:
Revenue to external customers	$9,419	$18,250	$27,669
Gross profit	3,879	1,372	5,251
Total segment income (loss)	3,075	(1,815)	1,260
Total identifiable assets at end of period	1,281	19,005	20,286

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:

	Years ended December 31,
	2008	2007	2006

Total segment income (loss) before interest expense and discontinued operations	$27	$(1,666)	$1,260
General and administrative expenses, excluded	(3,765)	(6,206)	(6,349)
Loss before interest, other income, income taxes, and discontinued operations	(3,738)	(7,872)	(5,089)
Loss from extinguishment of debt	—	(648)	—
Change in value of warrants, gain	1,890	4,923	279
Change in value of conversion feature, gain (loss)	1,987	6,965	(226)
Interest expense	(6,293)	(8,747)	(9,509)
Interest income	3	123	23
Minority interests	(421)	(384)	—
Consolidated net loss	$(6,572)	$(5,640)	$(14,522)

Included in bulk alloy segment income for the year ended December 31, 2008 is $429 of other income recognized from $182 deferred gain on disposal of assets in connection with a 2007 equipment purchase agreement with Liquidmetal Korea (see Note 21) and $247 gain from accounts payables write off, and $17 of other expense recognized from loss from disposal of assets. Included in bulk alloy segment income for the year ended December 31, 2007 is $226 of other income recognized from gain on disposal of assets in connection with the equipment purchase agreement and transfer agreement of the Weihei operations to Liquidmetal Korea (see Note 21).  Included in bulk alloy segment income for the year ended December 31, 2006 is $572 of other income recognized from $480 gain on termination of a distribution agreement in March 2006 and $92 gain on disposal of idle equipment in June 2006.

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Reconciling information for the balance sheets between reportable segments and the Company’s consolidated totals is shown in the following table:

	December 31,
	2008	2007

Total segment assets	$10,768	$17,960
Cash and cash equivalents	56	1,055
Prepaid expenses and other current assets	866	809
Other property, plant and equipment	97	123
Intangibles, net	1,049	1,120
Other assets	404	1,446
Total consolidated assets	$13,240	$22,513

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

Certain customers accounted for more than 10% of revenues from continuing operations as follows:

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006

Samsung	0%	2%	5%
Flextronics Manufacturing, LTD	5%	6%	13%
Grant Prideco	10%	10%	5%
Liquidmetal Korea (Grace Metal)	9%	12%	0%

Revenues from sales to companies in the United States were $13,374, $15,003 and $12,142 during the years ended December 31, 2008, 2007 and 2006, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the years ended December 31, 2008, 2007 and 2006 the Company had revenue on sales to companies outside of the United States of $8,709, $14,019 and $15,527, respectively, of which $1,067, $7,850 and $3,211 represented sales to companies located in South Korea, respectively.

Long-lived assets include net property, plant, and equipment and net intangible assets. The Company had long-lived assets of $1,813 and $1,613 located in the United States at December 31, 2008 and 2007, respectively. The Company had long-lived assets of $6,277 and $8,935 located in South Korea at December 31, 2008 and 2007, respectively.

18. Income (Loss) Per Common Share

Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

	For the Years Ended December 31,
	2008	2007	2006

Weighted average basic shares	44,734,554	44,730,091	43,809,339
Effect of dilutive securities:
Stock options	—	—	—
Conversion of notes payable	—	—	—
Weighted average diluted shares	44,734,554	44,730,091	43,809,339

Options to purchase 7,975,782 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at December 31, 2008, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Options to purchase 8,197,146 shares of common stock at prices ranging from $0.75 to $15.00 per share were outstanding at December 31, 2007, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Options to purchase 7,792,591 shares of common stock at prices ranging from $0.77 to $15.00 per share were outstanding at December 31, 2006, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

Warrants to purchase 14,443,183 shares of common stock between $1.55 and $2.07 per share outstanding at December 31, 2008 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 14,418,183 shares of common stock between $1.55 and $2.07 per share outstanding at December 31, 2007 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 4,875,778 shares of common stock between $2.00 and $2.58 per share outstanding at December 31, 2006 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

17,375,707 shares of common stock issuable upon conversion of the Company’s senior convertible notes with conversion prices of $1.10 per share outstanding at December 31, 2008 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.  16,179,548 shares of common stock issuable upon conversion of the Company’s senior convertible notes with conversion prices of $1.10 per share outstanding at December 31, 2007 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.  7,021,935 shares of common stock issuable upon conversion of the Company’s senior convertible notes with conversion prices between $1.00 and $2.00 per share outstanding at December 31, 2006, respectively, were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.

19. Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the years ended December 31, 2008, 2007 and 2006, the Company recognized revenues of $0, $103 and $702, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.

The Company has outstanding liens and judgments on its assets by various creditors for past-due trade payables totaling approximately $1,404, of which approximately $1,173 is held by creditors in South Korea, as of December 31, 2008.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If the Company cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on the Company’s operations, financial condition, and results of operations.

Operating Leases

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

Minimum
December 31,	Payments

2009	$324
2010	312
2011	306
2012	118
2013	—
Total	$1,060

Rent expense was $322, $464 and $449 for the years ended December 31, 2008, 2007 and 2006, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

20. 401(k) Savings Plan

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

21. Related Party Transactions

The Company is a party to a consulting agreement with William Johnson, a member of the Company’s board of directors, on a month-to-month basis starting from 2005.  During each of the years ended December 31, 2008, 2007 and 2006, the Company incurred $60 in consulting fees from Mr. Johnson.

Soo Buchanan, the sister of John Kang, the Company’s Chairman, provides services to the Company as a consultant.  During the years ended December 31, 2008, 2007 and 2006, the Company incurred $70, $0 and $0, respectively, for her services as a consultant.  Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $110 during each of the years ended December 31, 2008, 2007 and 2006.

On December 23, 2008, John Kang advanced the Company $200 to be used to repay the Company’s outstanding borrowings made under the Factoring, Loan and Security Agreement (the “Factoring Agreement”), dated April 21, 2005, with a financing company.  Further, Mr. Kang entered into a Continuing Guarantee Agreement, dated January 5, 2009, with the financing company to personally guarantee repayment of the outstanding borrowings made under the Factoring Agreement (see Note 22).  Subsequently in January 2009, the $200 advance was offset with $178 outstanding receivable from Mr. Kang arising from liabilities incurred from certain stock transactions in August 2002.

As of December 31 2008 and 2007, CK Cho, a member of our Board of Directors, held $503 and $467 of the convertible subordinated notes, respectively, and held 305,918 exercisable warrants for both periods.

As of December 31, 2008 and 2007, Ricardo Salas, the Company’s former Chief Executive Officer, held $381 and $354 of the convertible unsecured subordinated notes, respectively, and $259 of the unsecured subordinated notes for both periods.  He also held a total of 377,691 of exercisable warrants as of December 31, 2008 and 2007.

On June 1, 2007, the Company entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase various equipments (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) the Company granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  LMK was formed by an investor group that includes the former director and officer of the Company, James Kang, who is also the brother of John Kang, Chairman of our company.  Under an equipment purchase agreement between the Company and LMK, LMK agreed to buy the purchased equipment for a total purchase price of $2,000, of which $759 were received as of December 31, 2008.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate the Company’s continuing manufacturing needs, and it also provides that the Company will retain a security interest in the purchased equipment until full payment of the purchase price.

In consideration of the license agreement with LMK, the Company will be entitled to royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  Effective June 1, 2008, the royalty rate was adjusted to 5%.  The agreement provides that the Company may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $500 or more per year.  The agreement also provides that LMK will be required to purchase all alloy feedstock from the Company, and the Company will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.

Additionally, effective June 1, 2007, the Company discontinued its post-processing operation in Weihai, China and transferred the manufacturing staff and equipment in Weihai to LMK under an amendment to the equipment purchase agreement with LMK.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands, except share data)

Further, the Company transferred certain of its manufacturing staff from its South Korean plant to LMK.  As a result, LMK assumed $370 of accrued severance liability for the transferred employees.  The equipment purchase agreement and the transfer agreement regarding our Weihai operations resulted in a total net gain of $226, which is recorded as other income during the year ended December 31, 2007.

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK, Lead Metal, and SDM, which are controlled by James Kang, a former director and officer of the Company and the brother of our current Chairman.  In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. The Company incurred expenses for purchase of production supplies and outsourcing fees of $2,053, $650 and $466 during the years ended December 31, 2008, 2007 and 2006, respectively.  The Company recognized revenue from sales of raw materials and royalties for a total of $2,000 and $3,392 during the years ended December 31, 2008 and 2007, respectively.  Approximately, $212 and $401 is included in accounts receivables as of December 31, 2008 and 2007, respectively for outstanding trade receivables due.

Effective October 20, 2006, James Kang began providing services to the Company as a consultant, which would have continued through December 31, 2009.  On December 31, 2007, the terms of the consulting agreement were accelerated whereby the remaining two years of Mr. Kang’s consulting fees were settled for $435.

In December 2007, the Company entered into agreements with two holders of our convertible subordinated notes (the “January 2010 Notes”) and LMK, a South Korean company formed by investor groups including our former Founder and director, James Kang, and the two former noteholders, whereby LMK would assume the liabilities due under the January 2010 Notes, including principal, interest, and fees due by our company to the two noteholders totaling $434 and the Company released obligations due from LMK for outstanding trade accounts receivables.  In connection with the assumption of the liabilities by LMK, warrants to purchase 179,620 shares of our common stock held by the holders were cancelled.

22. Subsequent Events

On January 5, 2009, John Kang, the Company’s Chairman, entered into a Continuing Guarantee Agreement (the “Guarantee”), with the Company’s financing company to personally guarantee repayment of the outstanding borrowings made under the Factoring, Loan and Security Agreement (the “Factoring Agreement”), dated April 21, 2005 (see Note 11).  The Guarantee was made as the total outstanding borrowings exceeded the receivables assigned as collateral.  As of the filing of this report, approximately $457 outstanding borrowings made under the Factoring Agreement was unsecured.   The Company is currently working to repay this amount.

On March 17, 2009, the Company issued $723 of new 8% Convertible Subordinated Notes Due January 2010 (the “New Notes”).  The New Notes were dated January 1, 2009 and were issued in satisfaction of accrued interest due under (i) the original 8% Convertible Subordinated Notes issued by the Company in January 2007 (the “Original Notes”) and (ii) 8% Convertible Subordinated Notes that were subsequently issued by the Company in satisfaction of interest due under the Original Notes through December 1, 2008 (the “Interest Notes”).   The New Notes become due in January 2010 with monthly payments of 1/36th of the principal amount beginning on January 31, 2009.  The New Notes and the Interest Notes (but not the Original Notes) are subject to accelerated repayment in the event of any sale of company assets exceeding $5,000 (excluding sales of inventory in the ordinary course).  In addition, the New Notes and the Interest Notes (but not the Original Notes), may be redeemed by the holder if the Company receives financing involving an amount of $25,000 or more in net proceeds at any time.  The New Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash and are subordinate to certain secured financing from commercial lenders incurred by us in the future.

Schedule II – Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Write-offs and Payments	Balance at End of Period

Allowance for doubful accounts
Year ended December 31, 2008	$89	$32	$—	$121
Year ended December 31, 2007	82	7	—	89
Year ended December 31, 2006	61	47	(26)	82

Product warranty accrual
Year ended December 31, 2008	$631	$26	$(343)	$314
Year ended December 31, 2007	738	—	(107)	631
Year ended December 31, 2006	634	46	58	738

Deferred tax asset valuation allowance *
Year ended December 31, 2008	$38,804	$5,672	$—	44,476
Year ended December 31, 2007	43,134	—	$(4,330)	38,804
Year ended December 31, 2006	32,771	10,363	—	43,134

*     The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2008, 2007 and 2006, respectively.