Form 10-Q
period 2009-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2009-05-20
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).   Yes ☐  No ☒

As of May 8, 2009, there were 44,825,402 shares of the registrant’s common stock, $0.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

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

PART I
FINANCIAL INFORMATION

Item 1 — Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$157	$157
Trade accounts receivables, net of allowance for doubtful accounts of $114 and $121	1,872	2,237
Inventories	996	820
Prepaid expenses and other current assets	806	967
Total current assets	3,831	4,181

Property, plant and equipment, net	6,294	7,021
Other intangibles, net	1,249	1,069
Investment in joint venture	306	306
Other assets	623	663
Total assets	12,303	13,240

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	9,332	8,563
Deferred revenue	55	40
Short-term debt	805	1,176
Long-term debt, current portion, net of debt discounts of $5,936 and $7,128	16,796	14,172
Warrant liabilities	819	692
Conversion feature liabilities	139	147
Other liabilities, current portion	146	146
Total current liabilities	28,092	24,936

Long-term debt	7,574	8,521
Other long-term liabilities, net of current portion	121	163
Total liabilities	35,787	33,620

Shareholders’ deficiency:
Liquidmetal Technologies, Inc. shareholders’ deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized and 44,825,402 issued and outstanding at March 31, 2009 and December 31, 2008	45	45
Additional paid-in capital	140,292	140,204
Accumulated deficit	(165,117)	(162,307)
Accumulated other comprehensive income	614	1,027
Total Liquidmetal Technologies, Inc. shareholders’ deficiency	(24,166)	(21,031)
Noncontrolling interest	682	651
Total shareholders’ deficiency	(23,484)	(20,380)

Total liabilities and shareholders’ deficiency	$12,303	$13,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
		(restated)

Revenue	$3,592	$6,768
Cost of sales	2,141	4,901

Gross profit	1,451	1,867

Operating expenses
Selling, general, and administrative	1,588	1,875
Research and development	247	258
Total operating expenses	1,835	2,133
Loss from operations	(384)	(266)

Change in value of warrants, (loss) gain	(126)	106
Change in value of conversion feature, gain	30	222
Other expense	—	(17)
Interest expense	(2,290)	(1,703)
Interest income	—	2

Net loss	(2,770)	(1,656)

Net income attributable to noncontrolling interest	(31)	(160)

Net loss attributable to Liquidmetal Technologies, Inc.	(2,801)	(1,816)

Other comprehensive income (loss):
Foreign exchange translation loss	(413)	(460)
Comprehensive income loss	$(3,214)	$(2,276)

Net loss per share basic and diluted:
Net loss attributable to Liquidmetal Technologies, Inc.	$(0.06)	$(0.04)

Number of weighted average shares - basic and diluted	44,825	44,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2009

(in thousands, except per share data)

(unaudited)

	Liquidmetal Technologies, Inc. Shareholders
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (loss)	Non- controlling Interest	Total
Balance, December 31, 2008	44,825,402	$45	$140,204	$(162,307)	$1,027	651	$(20,380)
Stock-based compensation	—	—	88	—	—	—	88
Foreign exchange translation loss	—	—	—	—	(413)	—	(413)
Cash distribution to preferred unit holders	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	(2,801)	—	31	(2,770)
Balance, March 31, 2009	44,825,402	$45	$140,292	$(165,117)	$614	$682	$(23,484)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
		(restated)
Operating activities:
Net loss attributable to Liquidmetal Technologies, Inc.	$(2,801)	$(1,816)

Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities:
Gain on disposal of asset	—	21
Income attributable to noncontrolling interest of consolidated subsidiary	31	160
Depreciation and amortization	232	381
Amortization of debt discount	1,364	760
Stock-based compensation	88	168
Bad debt recovery	(4)	(15)
Warranty recovery	(57)	(11)
Loss (gain) from change in value of warrants	126	(106)
Gain from change in value of conversion feature	(30)	(222)

Changes in operating assets and liabilities:
Trade accounts receivable	369	727
Inventories	(177)	462
Prepaid expenses and other current assets	162	323
Other assets	(110)	(17)
Accounts payable and accrued expenses	826	109
Deferred revenue	15	(72)
Other liabilities	(42)	(366)
Net cash (used in) provided by operating activities	(8)	486

Investing Activities:
Purchases of property and equipment	(47)	(100)
Proceeds from the sale of property and equipment	—	(17)
Investment in patents and trademarks	(212)	(14)
Net cash used in investing activities	(259)	(131)

Financing Activities:
Proceeds from borrowings	2,932	4,712
Repayment of borrowings	(2,804)	(7,111)
Proceeds from issuance of preferred units of subsidiary	—	2,500
Redemption of preferred units of subsidiary	—	(171)
Cash distributions	(9)	(936)
Net cash provided by (used in) financing activities	119	(1,006)
Effect of foreign exchange translation	148	(295)
Net decrease in cash and cash equivalents	—	(946)

Cash and cash equivalents at beginning of period	157	1,180
Cash and cash equivalents at end of period	$157	$234

Supplemental cash flow information
Interest paid	$281	$906
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

1.         Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2009.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

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

Reclassifications

Certain amounts from prior year have been reclassified to conform to current year’s presentation.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS 160 in 2009. The Company has adopted SFAS 160 as of January 1, 2009.

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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). The provisions of FSP 141(R)-1 that amend SFAS 141(R) are effective for the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP 141(R)-1 on January 1, 2009, and the impact of this guidance will depend upon the nature, terms, and size of the acquisitions we consummate.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 that amend SFAS 115 and SFAS 124 are effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this FSP is not expected to affect the Company’s consolidated results of operations or financial condition.

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues  Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

3.         Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $165,117 as of March 31, 2009.  Cash used in operations for the three months ended March 31, 2009 was $8; and cash flow from operations will likely be negative throughout fiscal year 2009.  As of March 31, 2009, the Company’s principal sources of liquidity are $157 of cash and $1,872 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”). The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”). (See Note 13)

The Company anticipates that it will not have sufficient funds to pursue its current operating plan beyond the second quarter of 2009 and will therefore require additional funding.  There is no assurance that the Series A-1 Option will be exercised to obtain any such funding.  Because the Company cannot be certain that it will be able to obtain adequate funding from debt, equity, or other traditional financing sources, it is also actively pursuing several strategic financing options, including the intent to sell its manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, we have approximately $1,230 of principal and accrued interest outstanding as of March 31, 2009, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007. As of the filing of this report, the Company has reached an agreement to retire $928 of the principal and interest due under the Bridge Notes in exchange for $375 in cash.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

Approximately $174 of principal and accrued interest became due from our Korean subsidiary under a loan from Kookmin Bank of South Korea in August 2008.  However, as of the filing of this report we did not repay the loan and we have received a formal notice of default.  Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of our manufacturing plant facility and certain equipment in South Korea.  However, we are currently working to resolve this matter with Kookmin Bank by seeking a forbearance until we are able to restructure or obtain funding to repay this loan.

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1,315 of which $1,084 is held by creditors in South Korea, as of March 31, 2009.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

4. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$270	$426
Work in process	174	184
Finished goods	552	210
Total inventories	$996	$820

5.   Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of March 31, 2009, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of March 31, 2009 the Company used 1% of coatings applications sales as estimates of warranties to be claimed.

During the three months ended March 31, 2009, the Company recorded $57 and $11 of net gain on warranty, respectively. The warranty accrual balance is included in accounts payable and accrued expenses.

6.  Notes Payable

Unsecured Subordinated Notes

On May 17, 2006, September 21, 2006, and December 1, 2006, the Company issued 8% Unsecured Subordinated Notes due August 2007 in the aggregate principal amount of $4,584 (the “August 2007 Subordinated Notes”).  The August 2007 Subordinated Notes are unsecured and became due August 2007.

During 2007 and 2008, the Company retired $1,925 and $1,650 of the August 2007 Subordinated Notes, respectively.

As of March 31, 2009 and December 31, 2008, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $1,009, and is included in current portion of long-term debt.  As of the filing of this report, the Company has reached an agreement to retire $750 principal due under the August 2007 Subordinated Notes as well as accrued interest in exchange for $375 in cash.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

As of March 31, 2009, the effective interest rate for the August 2007 Subordinated Notes was 8%.

As part of the issuance of the August 2007 Subordinated Notes in 2006, the Company issued warrants to the purchasers of the notes and placement agents giving them right to purchase up to an aggregate of 972,964 shares of the Company’s common stock.  The warrants had an original exercise price of $2.58 per share, which is subject to price adjustment for anti-dilution purposes.  In October 2007, the Company reduced the exercise price of warrants to $1.75 and increased the outstanding warrants with certain holders of the August 2007 Subordinated Notes by 30% for an extension of the maturity of the August 2007 Subordinated Notes.   As of March 31, 2009, the exercise price of the warrants was reduced to $1.72 and $2.07 per share and total amount of warrants was increased to 1,313,380.  The warrants will expire on May 17, 2011.

Secured Convertible Subordinated Notes

On January 3, 2007, the Company completed a private placement of 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”).  Under the private placement, as amended, the Company issued $16,300 in principal amount of January 2010 Notes.  The January 2010 Notes were issued for aggregate cash in the amount of $12,850, in payment of a total of $3,377 in principal and accrued but unpaid interest under our previously issued 7% Senior Secured Convertible notes due August 2007 (“August 2007 Notes”) and our 8% Unsecured Subordinated notes (the “August 2007 Subordinated Notes”), and $73 cash discount.   The January 2010 Notes were subordinate to certain secured financing from commercial lenders thereafter incurred by the Company.

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

In April 2007, the Company entered into an amendment to the Securities Purchase Agreement, dated January 3, 2007, between the Company and the purchasers of the January 2010 Notes (“April 2007 Amendment”) providing that the Company will have until October 1, 2007 to repay approximately $15,461 of the Company’s outstanding debt under previously issued promissory notes, including the August 2007 Subordinated Notes (“Debt Satisfaction Covenant”).  The Company has not fully repaid $1,009 principal due under the August 2007 Subordinated Notes as of March 31, 2009.  As of the filing of this report, the Company has reached an agreement to retire $750 principal due under the August 2007 Subordinated Notes as well as accrued interest in exchange for $375 in cash and has retired the January 2010 Notes (see Note 13).

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

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

The January 2010 Notes bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in the form of additional January 2010 Notes (in which case the interest rate will be 10% per annum). The ability to pay interest with additional January 2010 Notes is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. From and after an event of default under the January 2010 Notes and for so long as the event of default is continuing, the January 2010 Notes will bear default interest at a rate of 12% per annum (or 15% per annum if we elect to pay interest with additional January 2010 Notes).  During 2007, the Company issued $971 of additional January 2010 Notes for accrued interest and late registration fees.  During 2008 and 2009, the Company issued $1,315 and $723 of additional January 2010 Notes for accrued interest, respectively.

The Company was required, beginning September 30, 2008 and at the end of each month thereafter, to redeem 1/32nd of the principal amount of the January 2010 Notes in cash or, at the Company’s election, with shares of our common stock pursuant to an agreement with the majority of the January 2010 Note holders. An aggregate payment equal to $583 was due on September 30, 2008.  However, the Company did not have sufficient funds to make this payment, and, accordingly, the Company is in default under the January 2010 Notes.  The holders of the January 2010 Notes are entitled to accelerate all principal and interest under the January 2010 Notes.  As a result, the outstanding principal due under the January 2010 Notes of $19,836 is included in current portion of long-term debt as of March 31, 2009. As of the filing of this report, the Company has retired the January 2010 Notes (see Note 13).

In connection with the January 2007 private placement, the Company entered into a Registration Rights Agreement with the purchasers of the January 2010 Notes under which the Company is subject to monetary penalties up to a maximum amount of 18% of the aggregate amount of Notes sold in the Private Placement if the registration statement is not filed or does not become effective on a timely basis. The monetary penalties will accrue at the rate of 1% per month of the then-outstanding principal amount of the January 2010 Notes. As of March 31, 2009, an aggregate of $698 in monetary penalties under the Registration Rights Agreement had already been paid to investors in the form of additional notes, while an additional $256 in such penalties was accrued but unpaid.

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

The change in the fair value of the conversion feature liability resulted in gains of $30 and $222 for three months ended March 31, 2009 and 2008, respectively.  The fair value of conversion feature outstanding at March 31, 2009 and December 31, 2008 was $139 and $147, respectively.   The fair value conversion feature outstanding at March 31, 2009 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0 to 0.76 years; (2) volatility of 145%, (3) risk free interest of 0.17% to 0.57% and dividend rate of 0%.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

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

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $19,836 and $19,113 as of March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009 and December 31, 2008, un-amortized discounts for conversion feature, warrants, and cash discount totaled $5,936 and $7,128, respectively, and other asset debt issuance costs totaled $543 and $655, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $1,326 and $711 for the three months ended March 31, 2009 and 2008, respectively.  The effective interest rate of the January 2010 Notes was 65% as of March 31, 2009.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005.  The agreement will continue until February 1, 2008 and will renew annually thereafter.  All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Further, pursuant to a Continuing Guaranty Agreement, dated January 5, 2009, the outstanding borrowings are personally guaranteed by John Kang, the Company’s Chairman. Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.  Borrowings made against non-approved receivables assigned are limited to $1,000 and total borrowings made on approved and non-approved receivables assigned are limited to $5,000.

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

For the three months ended March 31, 2009, the Company borrowed $15 and repaid $138 under the Agreement.  The total outstanding advance made under the agreement is $457 and $580 as of March 31, 2009 and December 31, 2008, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 6.5% and 7.76% for the three months ended March 31, 2009 and 2008, respectively.

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of March 31, 2009, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

The Company is required to make equal monthly installments of principal and interest to repay the loan balance through August 2008.  The outstanding loan balance totaled $137 and $151, as of March 31, 2009 and December 31, 2008, respectively, and are included in current portion of long-term debt.   The Company intends to fully repay the amounts due under the loan.  However, as of the filing of this report the Company did not repay the loan and the Company is in default under the loan.  The Company has received a formal notice of default and Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of manufacturing plant facility and certain equipment in South Korea.  However, the Company is currently working to resolve this matter with Kookmin Bank by seeking a forbearance until the Company is able to restructure or obtain funding to repay this loan.

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $39 and $50 for the three months ended March 31, 2009 and 2008, respectively.

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

For the Three Months Ended March 31, 2009 and 2008

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

As of March 31, 2009 and December 31, 2008, the gross outstanding loan balance under the term loan totaled $2,479 and $2,729, respectively, and the gross outstanding loan balance under the revolving loan totaled $348 and $597, respectively. The loans are presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $54 and $8 for the three months ended March 31, 2009, respectively.   Interest expense incurred under the term loan and revolving loan totaled $76 and $13 for the three months ended March 31, 2008, respectively.

Additionally, LMC entered into Promissory Notes, dated August 29, 2007 and October 21, 2008 (the “Capital Loan”), with Midwest to provide for $45 and $105 to be used towards the purchase of a company truck and HVOF spray equipment, respectively, with annual interest rate of 8.25%.  The Capital Loan has maturity dates of September 1, 2012 and November 1, 2013.  LMC is required to make monthly principal and interest payments of $3 per month.  As of March 31, 2009 and December 31, 2008, the gross outstanding loan balance under the Capital Loan totaled $123 and $129, respectively, which is presented as long-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $3 and $1 for the three months ended March 31, 2009 and 2008, respectively.

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $6,723 and $6,690 as of March 31, 2009 and December 31, 2008, respectively.  Interest expense incurred under the Subordinated Notes totaled $201 and $197 for the three months ended March 31, 2009 and 2008, respectively.

7.     Stock Compensation Plan

During the three months ended March 31, 2009, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 70,000 of the Company’s common shares for an average exercise price of $0.23, respectively.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

During the three months ended March 31, 2009, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company its subsidiaries, there were no option grants.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company canceled 94,000 options during the three months ended March 31, 2009, for terminated employees and options expired.

8.         Preferred Units of Subsidiary

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

As of March 31, 2009, LMC has redeemed $236 of its preferred units and distributed $290 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,264 as of March 31, 2009.

9.         Segment Reporting and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloys products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services and product licensing arrangements are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 3 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended March 31, 2009
Revenue to external customers	$2,487	$1,105	$3,592
Gross profit	913	538	1,451
Total segment income	22	216	238
Total identifiable assets at end of period	2,707	7,257	9,964

Three months ended March 31, 2008
Revenue to external customers	$3,615	$3,153	$6,768
Gross profit	1,233	634	1,867
Total segment income	522	12	534
Total identifiable assets at end of period	4,113	11,805	15,918

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months
	Ended March 31,
	2009	2008

Total segment income before minority interest	$238	$534
General and administrative expenses, excluded	(939)	(1,174)

Consolidated loss before interest, other expense, other income, income taxes, noncontrolling interests	(701)	(640)
Change in value of warrants, (loss) gain	(126)	106
Change in value of conversion feature, gain	30	222
Interest expense	(1,973)	(1,346)
Interest income	—	2
Income attributable to noncontrolling interest	(31)	(160)
Consolidated net loss attributable to Liquidmetal Technologies, Inc.	$(2,801)	$(1,816)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $2,731 and $3,797 during the three months ended March 31, 2009 and 2008, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended March 31, 2009, the Company had revenue from sales to companies outside of the United States of $860 of which $432 represented sales to companies located in South Korea.  During the three months ended March 31, 2008, the Company had revenues from companies outside of the United States of $2,967 of which $938 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,992 and $1,813 located in the United States at March 31, 2009 and December 31, 2008, respectively. The Company had long-lived assets of $5,551 and $6,277 located in South Korea at March 31, 2009 and December 31, 2008, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

March 31,
2009

Total segment assets	$9,964
Cash and cash equivalents	13
Prepaid expenses and other current assets	687
Other property, plant and equipment	89
Intangibles, net	1,230
Other assets	320
Total consolidated assets	$12,303

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

Options to purchase 7,951,782 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at March 31, 2009, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 14,443,183 shares of common stock with prices ranging from $1.55 to $2.07 per share outstanding at March 31, 2009, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Additionally, 18,032,663 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices of $1.10 per share outstanding at March 31, 2009 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in loss of $126 and gain of $106 for the three months ended March 31, 2009 and 2008, respectively. The fair value of warrants outstanding at March 31, 2009 of $819 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.34 to 3.75 years; (2) volatility of 145%, (3) risk free interest of 0.81% to 1.67%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2008 of $692 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.21 to 3.99 years; (2) volatility of 113%, (3) risk free interest of 0.11% to 1.55%, and dividend rate of 0%.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During 2008, 2007 and 2006, the Company recognized revenues of $0, $103 and $702, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.   There were no alloys sold to LSI during the three months ended March 31, 2009.

The Company has outstanding liens and judgments on its assets by various creditors for past-due trade payables totaling approximately $1,315, of which approximately $1,084 is held by creditors in South Korea, as of March 31, 2009.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If the Company cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on the Company’s operations, financial condition, and results of operations.

12.    Related Party Transactions

The Company is a party to a consulting agreement with William Johnson, a former member of the Company’s Board of Directors, on a month-to-month basis starting from 2005.  During the three months ended March 31, 2009 and 2008, the Company incurred $5 and $0 in consulting fees from Mr. Johnson, respectively.

Soo Buchanan, the sister of John Kang, the Company’s Chairman, provides services to the Company as a consultant.  During the three months ended March 31, 2009 and 2008, the Company incurred $0 and $30, respectively, for her services as a consultant.  Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $28 during each of the three months ended March 31, 2009 and 2008.

On December 23, 2008, John Kang advanced the Company $200 to be used to repay the Company’s outstanding borrowings made under the Factoring, Loan and Security Agreement (the “Factoring Agreement”), dated April 21, 2005, with a financing company.  Further, Mr. Kang entered into a Continuing Guarantee Agreement, dated January 5, 2009, with the financing company to personally guarantee repayment of the outstanding borrowings made under the Factoring Agreement (see Note 22).  In January 2009, the $200 advance was offset with $178 outstanding receivable from Mr. Kang arising from liabilities incurred from certain stock transactions in August 2002 and $22 of the advance was paid to Mr. Kang.

As of March 31, 2009 and December 31, 2008, CK Cho, a member of the Company’s Board of Directors, held $522 and $503 of the convertible subordinated notes, respectively, and held 305,918 exercisable warrants for both periods.

As of March 31, 2009 and December 31, 2008, Ricardo Salas, the Company’s Executive Vice President, held $395 and $381 of the convertible unsecured subordinated notes, respectively, and $259 of the unsecured subordinated notes for both periods.  Mr. Salas also held a total of 377,691 of exercisable warrants as of March 31, 2009 and December 31, 2008.

On June 1, 2007, the Company entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase various equipments (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) the Company granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  LMK was formed by an investor group that includes the former director and officer of the Company, James Kang, who is also the brother of John Kang, Chairman of our company.  Under an equipment purchase agreement between the Company and LMK, LMK agreed to buy the purchased equipment for a total purchase price of $2,000, of which $759 were received as of March 31, 2009.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate the Company’s continuing manufacturing needs, and it also provides that the Company will retain a security interest in the purchased equipment until full payment of the purchase price.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except share data)

(unaudited)

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

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. The Company incurred expenses for purchase of production supplies and outsourcing fees of $181 and $75 during the three months ended March 31, 2009 and 2008, respectively.  Approximately, $207 and $0 is included in accounts payables as of March 31, 2009 and December 31, 2008, respectively for outstanding trade payables due to LMK.  The Company recognized revenue from sales of raw materials and royalties for a total of $623 and $629 during the three months ended March 31, 2009 and 2008, respectively.  Approximately, $514 and $212 is included in accounts receivables as of March 31, 2009 and December 31, 2008, respectively for outstanding trade receivables due from LMK.

13.    Subsequent Event

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”).   Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of preferred stock at $5.00 per share at any time prior to six months from the closing date.

The Exchange Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at the Company’s option, in the form of additional notes (in which case the interest rate will be 10%).  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  The dividends are payable in cash or in kind by the issuance of the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and Exchange Notes are convertible into the Company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively.  The Company issued warrants to purchase 3,125,007 shares and 42,329,407 shares of the Company’s common stock at an exercise of $0.60 and $0.50 per share to the buyers of the Exchange Notes and preferred stocks, respectively.  The warrants will expire in January 2012.  The conversion prices and the number of common stock issuable under the preferred stocks, Exchange Notes and warrants are subject to adjustments for ant-dilution purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our Annual Report on Form 10-K for the year ended December 31, 2008, contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

Revenue. Revenue decreased $3.2 million to $3.6 million for the three months ended March 31, 2009 from $6.8 million for the three months ended March 31, 2008.  The decrease consisted of $1.8 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decrease in demand in electronic casings applications, a decrease of $1.1 million from the sales of our coating products as a result decrease in demand in oil drilling applications, and a decrease of $0.3 million from our research and development contracts.

Cost of Sales. Cost of sales decreased to $2.1 million, or 60% of revenue, for the three months ended March 31, 2009 from $4.9 million, or 72% of revenue, for the three months ended March 31, 2008.  The decrease was a result of a continued change in revenue mix during the three months ended March 31, 2009. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $1.6 million, or 44% of revenue, for the three months ended March 31, 2008 from $1.9 million, or 28% of revenue, for the three months ended March 31, 2008. The decrease was primarily a result of decreases in professional fees of $0.2 million and in wages and expenses of $0.1 million.

Research and Development Expenses. Research and development expenses decreased to $0.2 million, or 7% of revenue, for the three months ended March 31, 2009 from $0.3 million or 4% of revenue for the three months ended March 31, 2008.  Company continues to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  Change in value of warrants decreased to a loss of $0.1 million, or 4% of revenue, for the three months ended March 31, 2009 from a gain of $0.1 million, or 2% of revenue, for the three months ended March 31, 2008.  The change in value of warrants consisted of warrants issued from convertible notes and subordinated notes funded between 2004 and 2007 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability from our convertible notes funded in 2007 resulted in a gain of $30 thousand, or 1% of revenue, during the three months ended March 31, 2009 from a gain of $0.2 million, or 3% of revenue, for the three months ended March 31, 2008, primarily as a result of fluctuations in our stock price.

Interest Expense. Interest expense was $2.3 million, or 64% of revenue, for the three months ended March 31, 2009 and was $1.7 million, or 25% of revenue, for the three months ended March 31, 2008. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under the April 2005 factoring, loan, and security agreement, and the Kookmin loan.  The increase was due to increased debt discount amortization and higher interest rates used on our convertible notes during the three months ended March 31, 2009.

Interest Income.  Interest income was $2 thousand for the three months ended March 31, 2008 from interest earned on cash deposits.  There was no interest income for the three months ended March 31, 2009.

Liquidity and Capital Resources

Our cash used in operating activities was $8 thousand for the three months ended March 31, 2009 and our cash provided by operating activities was $0.5 million for the three months ended March 31, 2008.  Our working capital deficit increased from $20.8 million at December 31, 2008 to $24.3 million at March 31, 2009.  The working capital deficit increase of $3.5 million was primarily attributable to decrease of trade account receivables of $0.4 million, increase of accounts payable and accrued expenses of $0.8 million, increase of long-term debt, current portion, net of discounts of $2.6 million offset by a decrease of short-term debt of $0.4 million.

Our cash used in investing activities was $0.3 million for the three months ended March 31, 2009 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $0.1 million for the three months ended March 31, 2009.  We paid net $0.4 million in borrowings from factoring agreement executed in April 2005 and a revolving loan agreement executed in July 2007, which was offset by a net $0.5 million in borrowings made primarily from issuance of additional convertible subordinated notes as payment for quarterly accrued interest due.

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2.5 million and principal and accrued interest of $20.6 million due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7.5 million of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”). The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”).

The Exchange Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at the Company’s option, in the form of additional notes (in which case the interest rate will be 10%).  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  The dividends are payable in cash or in kind by the issuance of the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and Exchange Notes are convertible into the Company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively.  The Company issued warrants to purchase 3,125,007 shares and 42,329,407 shares of the Company’s common stock at an exercise of $0.60 and $0.50 per share to the buyers of the Exchange Notes and preferred stocks, respectively.  The warrants will expire in January 2012.  The conversion prices and the number of common stock issuable under the preferred stocks, Exchange Notes and warrants are subject to adjustments for ant-dilution purposes.

We anticipate that we will not have sufficient funds to pursue our current operating plan beyond the second quarter of 2009 and we will therefore require additional funding.  There is no assurance that the Series A-1 Option will be exercised to obtain any such funding.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, we have approximately $1.2 million of principal and accrued interest outstanding as of March 31, 2009, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007. As of the filing of this report, we have reached an agreement to retire $0.9 million of the principal and interest due under the Bridge Notes in exchange for $0.4 million cash.

Approximately $0.2 million of principal and accrued interest became due from our Korean subsidiary under a loan from Kookmin Bank of South Korea in August 2008.  However, as of the filing of this report we did not repay the loan and we have received a formal notice of default.  Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of our manufacturing plant facility and certain equipment in South Korea.  However, we are currently working to resolve this matter with Kookmin Bank by seeking a forbearance until we are able to restructure or obtain funding to repay this loan.

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1.3 million, of which $1.1 million is held by creditors in South Korea, as of March 31, 2009.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of March 31, 2009:

		Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term debt (2)	$20,982	$20,982	$—	$—	$—
Long-term debt of consolidated subsidiary (2)	9,325	1,028	1,543	6,754	—
Short-term debt (3)	457	457	—	—	—
Short-term debt of consolidated subsidiary	348	348	—	—	—
Interest payments (4)	6,601	4,066	1,777	758	—
Operating leases and rents	978	323	614	41	—
Consulting services payable	87	87	—	—	—
Foster Wheeler	150	150	—	—	—
Dongyang	8	8	—	—	—
Nichimen	315	315	—	—	—
Totals (1)	$39,251	$27,764	$3,934	$7,553	$—

(1) Contractual cash obligations include Long-term debt comprised of $1,009 of Unsecured Subordinated Notes issued in 2006, $19,836 of Convertible Unsecured Notes originally issued in 2007, and $137 of Kookmin Bank Loan; Long-term debt of consolidated subsidiary comprised of $2,479 of Bank Midwest Term Loan, $6,723 of C3 Capital Partners Subordinated Notes, and $123 of Bank Midwest Promissory Notes; Short-term debt comprised of $457 outstanding advances received under factoring, loan, and security agreement; Short-term debt of consolidated subsidiary comprised of $348 of Bank Midwest revolving loan; future minimum lease payments under capital and operating leases; purchase commitments from consultants; payments due from assets purchased from Foster Wheeler thermal spray coatings business; payments due from our discontinued equipment manufacturing business; and minimum payments due under a distribution agreement.

(2) Does not include accrued and scheduled interest payments of $6,601; and un-amortized cash discount and discounts for conversion feature and warrants of $5,936 of our convertible notes.

(3) Does not include minimum interest and fee payments of $30.

(4) Interest payments include accrued and scheduled payments due on long-term debt and long-term debt of consolidated subsidiary with annual interest rates between 8% to 12%.  Interest payments also include estimated interest on short-term debt and short-term debt of majority owned subsidiary with annual interest rates between 6.5% to 8.48% with expected maturity of approximately 1 year.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy an ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the year ended December 31, 2007, we recognized revenues of $0.7 million of Liquidmetal alloys sold to SAGA for use in the joint venture.  During 2008, 2007 and 2006, the Company recognized revenues of $0, $0.1 million and $0.7 million, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.   There were no alloys sold to LSI during the three months ended March 31, 2009.

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

Item 4T — Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended March 31, 2009, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

None.

Item 3 - Defaults Upon Senior Securities

Approximately $0.2 million of principal and accrued interest became due from our Korean subsidiary under a loan from Kookmin Bank of South Korea in August 2008.  However, as of the filing of this report we did not repay the loan and we have received a formal notice of default.  Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of our manufacturing plant facility and certain equipment in South Korea.  However, we are currently working to resolve this matter with Kookmin Bank by seeking a forbearance until we are able to obtain funding to restructure or repay this loan.

Item 5 — Other Information

On January 1, 2009, the company issued $0.7 million of new 8% Convertible Subordinated Notes Due January 2010 (the “New Notes”).  The New Notes were issued in satisfaction of accrued interest due under (i) the original 8% Convertible Subordinated Notes issued by the Company in January 2007 (the “Original Notes”) and (ii) 8% Convertible Subordinated Notes that were subsequently issued by the Company in satisfaction of interest due under the Original Notes through October 1, 2008 (the “Interest Notes”).   The Original Notes, Interest Notes, and New Notes (collectively the “Notes”) were extinguished on May 1, 2009 as part of a financing transaction whereby the noteholders exchanged the Notes and accrued interest due under the Notes for new Series A Preferred Stocks and new 8% Senior Secured Convertible Notes due January 2013 pursuant to a Securities Purchase Agreement, dated May 1, 2009.  The offers and sales of securities in this transaction were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder.  Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered in the transaction.

On March 31, 2009, William Johnson and Patrick Caruana resigned as directors of the company.  The resignations of Mr. Johnson and Mr. Caruana were not the result of any disagreement with the company known to an executive officer of the company on any matter relating to the company’s operations, policies, or practices.

Item 6 — Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

31.1	Certification of the President and Chief Executive Officer, Larry Buffington, as required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Larry Buffington, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 20, 2009	/s/ Larry Buffington
Larry Buffington
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2009	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)