Form 10-Q
period 2009-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2009-08-19
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009, there were 46,731,693 shares of the registrant’s common stock, $0.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$155	$157
Trade accounts receivables, net of allowance for doubtful accounts of $151 and $121	2,560	2,237
Inventories	796	820
Prepaid expenses and other current assets	714	967
Total current assets	4,225	4,181

Property, plant and equipment, net	6,688	7,021
Other intangibles, net	1,255	1,069
Investment in joint venture	306	306
Other assets	727	663
Total assets	13,201	13,240

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	8,080	8,563
Deferred revenue	53	40
Short-term debt	888	1,176
Long-term debt, current portion, net of debt discounts of $0 and $7,128	1,436	14,172
Warrant liabilities	6,996	692
Conversion feature liabilities	1,269	147
Other liabilities, current portion	141	146
Total current liabilities	18,863	24,936

Long-term debt, net of current portion and debt discounts of $4,118 and $0	11,455	8,521
Other long-term liabilities, net of current portion	160	163
Total liabilities	30,478	33,620

Shareholders’ deficiency:
Liquidmetal Technologies, Inc. shareholders’ deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,072,125 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,027,149 and 44,825,402 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	46	45
Additional paid-in capital	141,945	140,204
Accumulated deficit	(160,852)	(162,307)
Accumulated other comprehensive income	950	1,027
Total Liquidmetal Technologies, Inc. shareholders’ deficiency	(17,908)	(21,031)
Noncontrolling interest	631	651
Total shareholders’ deficiency	(17,277)	(20,380)

Total liabilities and shareholders’ deficiency	$13,201	$13,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$3,519	$5,669	$7,111	$12,437
Cost of sales	1,895	4,633	4,036	9,534
Gross profit	1,624	1,036	3,075	2,903

Operating expenses
Selling, general, and administrative	1,357	1,326	2,945	3,200
Research and development	301	278	548	536
Total operating expenses	1,658	1,604	3,493	3,736
Loss from operations	(34)	(568)	(418)	(833)

Loss from extinguishment of debt	(1,471)	—	(1,471)	—
Change in value of warrants, gain	6,249	1,290	6,123	1,396
Change in value of conversion feature, gain	930	1,240	960	1,462
Other expense	—	—	—	(17)
Other income	—	247	—	247
Interest expense	(1,415)	(1,717)	(3,705)	(3,420)
Interest income	—	1	—	3

Net income (loss) before income taxes	4,259	493	1,489	(1,162)

Income taxes	(45)	—	(45)	—

Net income (loss)	4,214	493	1,444	(1,162)

Net loss (income) attributable to noncontrolling interest	51	(65)	20	(226)

Net income (loss) attributable to Liquidmetal Technologies, Inc.	4,265	428	1,464	(1,388)

Other comprehensive income (loss):
Foreign exchange translation gain (loss)	336	(353)	(77)	(813)
Comprehensive income (loss)	$4,601	$75	$1,387	$(2,201)

Net income (loss) per share basic and diluted:
Net income (loss) attributable to Liquidmetal Technologies, Inc.	$0.09	$0.01	$0.03	$(0.03)

Number of weighted average shares - basic and diluted	45,408	44,726	45,117	44,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Six Months Ended June 30, 2009

(in thousands, except per share data)

(unaudited)

	Liquidmetal Technologies, Inc. Shareholders
	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2008	—	44,825,402	$—	$45	$140,204	$(162,307)	$1,027	651	$(20,380)
Convertible preferred stocks issued	3,125,002	—	3	—	1,550	—	—	—	1,553
Conversion of preferred stocks	(52,877)	1,201,747	—	1	(1)	—	—	—	—
Stock-based compensation	—	—		—	192	—	—	—	192
Foreign exchange translation loss	—	—		—	—	—	(77)	—	(77)
Cash distribution to preferred unit holders	—	—		—	—	(9)	—	—	(9)
Net income	—	—		—	—	1,464	—	(20)	1,444
Balance, June 30, 2009	3,072,125	46,027,149	3	$46	$141,945	$(160,852)	$950	$631	$(17,277)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

 (unaudited)

	For the Six Months Ended June 30,
	2009	2008

Operating activities:
Net income (loss) attributable to Liquidmetal Technologies, Inc.	$1,464	$(1,388)

Adjustments to reconcile income (loss) from operations to net cash provided by (used in) operating activities:
Gain on disposal of asset	—	(17)
(Loss) income attributable to noncontrolling interest of consolidated subsidiary	(20)	226
Depreciation and amortization	497	709
Loss on extinguishment of debt	1,471	—
Amortization of debt discount	2,151	1,657
Stock-based compensation	192	324
Bad debt expense (recovery)	31	(139)
Warranty recovery	(91)	(22)
Gain from change in value of warrants	(6,123)	(1,396)
Gain from change in value of conversion feature	(960)	(1,463)

Changes in operating assets and liabilities:
Trade accounts receivable	(354)	1,103
Inventories	23	954
Prepaid expenses and other current assets	(249)	234
Other assets	(304)	(7)
Accounts payable and accrued expenses	99	105
Deferred revenue	13	(29)
Other liabilities	(8)	(465)
Net cash (used in) provided by operating activities	(2,168)	386

Investing Activities:
Purchases of property and equipment	(209)	(886)
Proceeds from the sale of property and equipment	—	(17)
Investment in patents and trademarks	(251)	(36)
Net cash used in investing activities	(460)	(939)

Financing Activities:
Proceeds from borrowings	12,131	9,603
Repayment of borrowings	(24,853)	(11,803)
Proceeds from issuance of convertible preferred stocks	15,328	—
Proceeds from issuance of preferred units of subsidiary	—	2,500
Redemption of preferred units of subsidiary	—	(175)
Cash distributions	(9)	(1,017)
Net cash provided by (used in) financing activities	2,597	(892)
Effect of foreign exchange translation	29	479
Net decrease in cash and cash equivalents	(2)	(966)

Cash and cash equivalents at beginning of period	157	1,180
Cash and cash equivalents at end of period	$155	$214

Supplemental cash flow information
Interest paid	$1,341	$1,269
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

1.                          Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2009.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

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

For the Six Months Ended June 30, 2009 and 2008

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has adopted FSP 142-3 as of January 1, 2009.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) which clarifies that convertible debt instruments that may be settled in cash or other assets upon conversion are not addressed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity’s financial statements. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted APB 14-1 as of January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company has adopted SFAS 162 as of January 1, 2009.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company has adopted EITF 07-5 as of January 1, 2009.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company has adopted EITF 08-4 as of January 1, 2009.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

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

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets,” which will be effective for us on January 1, 2010.  SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and removes the exception from applying FASB Interpretation 46R, “Consolidation of Variable Interest Entities”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R,” which will be effective for us on January 1, 2010. SFAS 167 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The Company does not expect a material effect from the adoption of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which will be effective for us on September 30, 2009.  SFAS 168’s objective is to establish the FASB Accounting Standards Codification as the source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with US GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 will impact our consolidated financial statements since all future references to authoritative accounting literature will be in accordance with SFAS 168.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

3.                          Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $160,852 as of June 30, 2009.  Cash used in operations for the six months ended June 30, 2009 was $2,168; and cash flow from operations will likely be negative throughout fiscal year 2009.  As of June 30, 2009, the Company’s principal sources of liquidity are $155 of cash and $2,560 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was developing

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”).  Of the $2,500 aggregate cash purchase price, approximately $100 remains outstanding and is included prepaid expenses and other current assets as of June 30, 2009.  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”). (See Note 6)

The Company anticipates that it will not have sufficient funds to pursue its current operating plan beyond the third quarter of 2009 and will therefore require additional funding.  There is no assurance that the Series A-1 Option will be exercised to obtain any such funding.  Because the Company cannot be certain that it will be able to obtain adequate funding from debt, equity, or other traditional financing sources, it is also actively pursuing several strategic financing options, including the intent to sell its manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, we have approximately $287 of principal and accrued interest outstanding as of June 30, 2009, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  We are working to repay the Bridge Notes with our noteholder.

We have $361 of outstanding loan as of June 30, 2009 under a factoring, loan, and security agreement with a financing company.  In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance.  The Company intends to fully repay the amounts due under the loan.  However, as of the filing of this report, the Company did not repay the loan. The Company is currently working to resolve the matter with the financing company by seeking a forbearance until the Company is able to restructure or obtain funding to repay this loan.

Approximately $189 of principal and accrued interest became due from our Korean subsidiary under a loan from Kookmin Bank of South Korea in August 2008.  However, as of the filing of this report we did not repay the loan and we have received a formal notice of default.  Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of our manufacturing plant facility and certain equipment in South Korea.  However, we are currently working to resolve this matter with Kookmin Bank by seeking a forbearance until we are able to restructure or obtain funding to repay this loan.

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1,218 which are held by creditors in South Korea, as of June 30, 2009.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

4. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$261	$426
Work in process	51	184
Finished goods	484	210
Total inventories	$796	$820

5.   Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of June 30, 2009, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of June 30, 2009 the Company used 1% of coatings applications sales as estimates of warranties to be claimed.

During the three and six months ended June 30, 2009, the Company recorded $51 and $91 of net gain on warranty, respectively. During the three and six months ended June 30, 2008, the Company recorded $12 and $22 of net gain on warranty, respectively. The warranty accrual balance is included in accounts payable and accrued expenses.

6.  Notes Payable

Unsecured Subordinated Notes

On May 17, 2006, September 21, 2006, and December 1, 2006, the Company issued 8% Unsecured Subordinated Notes due August 2007 in the aggregate principal amount of $4,584 (the “August 2007 Subordinated Notes”).  The August 2007 Subordinated Notes are unsecured and became due August 2007.

During 2007 and 2008, the Company retired $1,925 and $1,650 of the August 2007 Subordinated Notes, respectively.  During the three months ended June 30, 2009, the Company retired $750 of the August 2007 Subordinated Notes.

As of June 30, 2009 and December 31, 2008, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $259 and $1,009, respectively, and is included in current portion of long-term debt.  As of June 30, 2009, the effective interest rate for the August 2007 Subordinated Notes was 8%.

Secured Convertible Subordinated Notes

On January 3, 2007 and December 28, 2007, the Company issued 8% Convertible Subordinated Notes due January 2010 in the aggregate principal amount of $17,300 (the “January 2010 Notes”).  Additionally, during 2007, 2008 and 2009, the Company issued $971, $1,315, and $723 of additional January 2010 Notes for accrued interest, respectively.   The January 2010 Notes were convertible into the Company’s common stock at $1.10 per share.

On May 1, 2009, the January 2010 Notes were retired as part of a financing transaction (see Senior Secured Convertible Notes below).

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $0 and $19,113 as of June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009 and December 31, 2008, un-amortized discounts for conversion feature, warrants, and cash discount totaled $0 and $7,128, respectively, and other asset debt issuance costs totaled $0 and $655, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $491 and $1,816 for

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

the three and six months ended June 30, 2009, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $846 and $1,557 for the three and six months ended June 30, 2008, respectively.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in losses of $1,167 and $1,137 for three and six months ended June 30, 2009, respectively.  The change in the fair value of the conversion feature liability resulted in gains of $1,240 and $1,462 for three and six months ended June 30, 2008, respectively.  The fair value of conversion feature outstanding at June 30, 2009 and December 31, 2008 was $0 and $147, respectively.

Senior Secured Convertible Notes

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Notes due January 2011 (the “January 2011 Notes”).  Of the $2,500 aggregate cash purchase price, approximately $100 remains outstanding and is included prepaid expenses and other current assets as of June 30, 2009.  Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of preferred stock at $5.00 per share at any time prior to six months from the closing date.  Additionally, 8,138,352 of previously issued warrants to purchase common shares held by holders of the January 2010 Notes have been cancelled in the Transaction.

The January 2011 Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at the Company’s option, in the form of additional notes (in which case the interest rate will be 10%).  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  The dividends are payable in cash or in kind by the issuance of the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and January 2011 Notes are convertible into the Company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively.  The Company issued warrants to purchase 3,125,007 shares and 42,329,407 shares of the Company’s common stock at an exercise of $0.60 and $0.50 per share to the buyers of the January 2011 Notes and preferred stocks, respectively.  The warrants will expire on January 3, 2012.  The conversion prices and the number of common stock issuable under the preferred stocks, January 2011 Notes and warrants are subject to adjustments for ant-dilution purposes.

In connection with the Transaction, the Company and the Buyers entered into a Registration Rights Agreement under which the Company is required, upon the written request of the holders of more than fifty percent (50%) of the securities underlying the January 2011 Notes, warrants, and preferred stocks, on or before 180 days after the closing of the Transaction, to file a registration statement with the SEC covering the resale of the shares of Company’s common stock issuable pursuant to the January 2011 Notes, the warrants and the preferred stocks and to use its best efforts to have the registration declared effective at the earliest date (but in no event later than 60 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review).  The Company may be required to pay liquidated damages as set forth in the Registration Rights Agreement, if the registration statement is not filed or does not become effective on a timely basis.

The redemption of the previously issued January 2010 Notes was treated as an extinguishment of debt in accordance with Emerging Issues Task Force No. 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”  The Transaction resulted in a $2,029 loss from extinguishment of debt, which consisted of write down of $503 other asset deferred issue costs, $5,487 debt discount, $1,306 decrease in conversion feature liability of the extinguished notes, $2,347 decrease in warrant liability from the warrants redeemed from holders of the January 2011 Notes, and $308 write off of accrued fees.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $3,367 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.68 years; (2) volatility of 176%; (3) risk free interest of 0.92% and dividend rate of 0%. In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.

The change in the fair value of the conversion feature liability resulted in gains of $2,097 for the three and six months ended June 30, 2009.  The fair value of conversion feature outstanding at June 30, 2009 was $1,269.   The fair value of conversion feature outstanding at June 30, 2009 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.51 years; (2) volatility of 183%, (3) risk free interest of 1.11% and dividend rate of 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the original fair values of the warrants of $14,773 have been recorded as warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 2.67 years; (2) volatility of 176%; (3) risk free interest of 1.39% and (4) dividend rate of 0%.

The original fair value of the embedded conversion feature of $3,367 was recorded as discounts on the convertible notes and the original fair value of the warrants issued to buyers of the January 2011 Notes of $999 was recorded as discounts of the convertible notes. The original fair value of warrants issued to buyers of preferred stocks of $13,774 was recorded as reduction of additional paid-in capital. In addition, the Company incurred $440 of direct costs relating to the Transaction, of which $143 of was recorded as debt issuance cost in other assets relating to issuance of the convertible notes and $297 was recorded as reduction of additional paid-in capital relating to the issuance of the preferred stocks.

The Company’s gross outstanding loan balance of the January 2011 Notes totaled $7,500 as of June 30, 2009.  As of June 30, 2009, un-amortized discounts for conversion feature and warrants totaled $4,118, and other asset debt issuance costs totaled $135.  Interest expense for the amortization of debt issuance cost and discount on note was $255 for the three and six months ended June 30, 2009.  The effective interest rate of the January 2011 Notes was 70% as of June 30, 2009.

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

For the six months ended June 30, 2009, the Company borrowed $20 and repaid $238 under the Agreement.  The total outstanding advance made under the agreement is $361 and $580 as of June 30, 2009 and December 31, 2008, respectively, which is presented as short-term debt.  The weighted average rate of interest for borrowings made under the Agreement was 6.5% and 7.2% for the six months ended June 30, 2009 and 2008, respectively.   In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance.  The Company intends to

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

fully repay the amounts due under the loan.  However, as of the filing of this report the Company did not repay the loan. The Company is currently working to resolve the matter with the financing company by seeking a forbearance until the Company is able to restructure or obtain funding to repay this loan.

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  The loan bears interest at an annual rate of 7.1%.  In the event of delayed repayment, the interest increases to a maximum of 21%, depending on the length of time the repayment is delayed.  As of June 30, 2009, the interest rate was increased to 9.2% from delayed interest payments made.  This loan is collateralized by the plant facilities and certain equipment in South Korea.

The Company is required to make equal monthly installments of principal and interest to repay the loan balance through August 2008.  The outstanding loan balance totaled $149 and $151, as of June 30, 2009 and December 31, 2008, respectively, and are included in current portion of long-term debt.   The Company intends to fully repay the amounts due under the loan.  However, as of the filing of this report the Company did not repay the loan and the Company is in default under the loan.  The Company has received a formal notice of default and Kookmin Bank has initiated foreclosure proceedings on the loan collateral, which consists of manufacturing plant facility and certain equipment in South Korea.  However, the Company is currently working to resolve this matter with Kookmin Bank by seeking a forbearance until the Company is able to restructure or obtain funding to repay this loan.

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $40 and $80 for the three and six months ended June 30, 2009, respectively.  Interest expense for the amortization of debt issuance cost was $51 and $101 for the three and six months ended June 30, 2008, respectively.

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

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

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

As of June 30, 2009 and December 31, 2008, the gross outstanding loan balance under the term loan totaled $2,229 and $2,729, respectively, and the gross outstanding loan balance under the revolving loan totaled $527 and $597, respectively. The loans are presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $60 and $122 for the three and six months ended June 30, 2009, respectively.   Interest expense incurred under the term loan and revolving loan totaled $85 and $179 for the three and six months ended June 30, 2008, respectively.

Additionally, LMC entered into Promissory Notes, dated August 29, 2007 and October 21, 2008 (the “Capital Loan”), with Midwest to provide for $45 and $105 to be used towards the purchase of a company truck and HVOF spray equipment with annual interest rates of 7.43% and 8.25%, respectively.  The Capital Loan has maturity dates of September 1, 2012 and November 1, 2013.  LMC is required to make monthly principal and interest payments of $3 per month.  As of June 30, 2009 and December 31, 2008, the gross outstanding loan balance under the Capital Loan totaled $116 and $129, respectively, which is presented as long-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $2 and $5 for the three and six months ended June 30, 2009, respectively.  Interest expense incurred under the Capital Loan totaled $1 and $2 for the three and six months ended June 30, 2008, respectively.

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $6,757 and $6,690 as of June 30, 2009 and December 31, 2008, respectively.  Interest expense incurred under the Subordinated Notes totaled $202 and $403 for the three and six months ended June 30, 2009, respectively. Interest expense incurred under the Subordinated Notes totaled $198 and $395 for the three and six months ended June 30, 2008, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

7.     Stock Compensation Plan

During the six months ended June 30, 2009, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 70,000 of the Company’s common shares for an average exercise price of $0.23.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the six months ended June 30, 2009, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company its subsidiaries, the Company granted options to purchase 233,010 of the Company’s common shares for an average exercise price of $0.21.    Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company canceled 418,500 options during the six months ended June 30, 2009, for terminated employees and options expired.

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

As of June 30, 2009, LMC has redeemed $236 of its preferred units and distributed $290 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,264 as of June 30, 2009.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended June 30, 2009
Revenue to external customers	$1,706	$1,813	$3,519
Gross profit	592	1,032	1,624
Total segment (loss) income	(168)	640	472
Total identifiable assets at end of period	2,224	8,500	10,724

Three months ended June 30, 2008
Revenue to external customers	$2,683	$2,986	$5,669
Gross profit	938	98	1,036
Total segment income (loss)	212	(1)	211
Total identifiable assets at end of period	3,114	12,155	15,269

Six months ended June 30, 2009
Revenue to external customers	$4,193	$2,918	$7,111
Gross profit	1,506	1,569	3,075
Total segment (loss) income	(147)	854	707
Total identifiable assets at end of period	2,224	8,500	10,724

Six months ended June 30, 2008
Revenue to external customers	$6,298	$6,139	$12,437
Gross profit	2,171	732	2,903
Total segment income (loss)	734	(6)	728
Total identifiable assets at end of period	3,114	12,155	15,269

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Total segment income	$472	$211	$707	$728
General and administrative expenses, excluded	(826)	(854)	(1,763)	(2,010)

Consolidated loss before interest, income taxes, and noncontrolling interests	$(354)	$(643)	$(1,056)	$(1,282)
Loss from extinguishment of debt	(1,471)	—	(1,471)	—
Change in value of warrants, gain	6,249	1,290	6,123	1,396
Change in value of conversion feature, gain	930	1,240	960	1,462
Interest expense	(1,095)	(1,395)	(3,067)	(2,741)
Interest income	—	1	—	3
Income taxes	(45)	—	(45)	—
Loss (income) attributable to noncontrolling interest	51	(65)	20	(226)
Consolidated net loss attributable to Liquidmetal Technologies, Inc.	$4,265	$428	1,464	$(1,388)

Included in bulk alloy segment income for the three and six months ended June 30, 2008 is $247 of other income and $17 of other expense. Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $1,628 and $2,913 during the three months ended June 30, 2009 and 2008, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended June 30, 2009, the Company had revenue from sales to companies outside of the United States of $1,891 of which $1,328 represented sales to companies located in South Korea.  During the three months ended June 30, 2008, the Company had revenues from companies outside of the United States of $2,756 of which $55 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,985 and $1,813 located in the United States at June 30, 2009 and December 31, 2008, respectively. The Company had long-lived assets of $5,958 and $6,277 located in South Korea at June 30, 2009 and December 31, 2008, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

June 30,
2009

Total segment assets	$10,724
Cash and cash equivalents	23
Prepaid expenses and other current assets	337
Other property, plant and equipment	80
Intangibles, net	1,236
Other assets	801
Total consolidated assets	$13,201

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The Company’s largest corporate assets consist of intangible assets, which consist primarily of the Company’s patents and trademarks.

10.      Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 7,860,292 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at June 30, 2009, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 55,428,242 shares of common stock with prices ranging from $0.50 to $1.55 per share outstanding at June 30, 2009, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. 12,500,000 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices of $0.60 per share outstanding at June 30, 2009 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.  Additionally, 83,457,386 shares of common stock issuable upon conversion of the Company’s convertible preferred stocks with conversion prices ranging from $0.10 and $0.22 per share outstanding at June 30, 2009 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in gains of $6,249 and $6,123 for the three and six months ended June 30, 2009, respectively, and gains of $1,290 and $1,396 for the three and six months ended June 30, 2008, respectively. The fair value of warrants outstanding at June 30, 2009 of $6,996 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.95 to 3.50 years; (2) volatility of 183%, (3) risk free interest of 0.56% to 1.64%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2008 of $692 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.21 to 3.99 years; (2) volatility of 113%, (3) risk free interest of 0.11% to 1.55%, and dividend rate of 0%.

11.      Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During 2008, 2007 and 2006, the Company recognized revenues of $0, $103 and $702, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.  There were no alloys sold to LSI during the three and six months ended June 30, 2009.

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1,218 which are held by creditors in South Korea, as of June 30, 2009.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

12.    Related Party Transactions

Soo Buchanan, the sister of John Kang, the Company’s Chairman, provides services to the Company as a consultant.  During the three and six months ended June 30, 2009, the Company incurred $0 for her services as a consultant.  During the three and six months ended June 30, 2008, the Company incurred $30 and $60, respectively, for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $28 and $56 during each of the three and six months ended June 31, 2009 and 2008, respectively.

On December 23, 2008, John Kang advanced the Company $200 to be used to repay the Company’s outstanding borrowings made under the Factoring, Loan and Security Agreement (the “Factoring Agreement”), dated April 21, 2005, with a financing company.  Further, Mr. Kang entered into a Continuing Guarantee Agreement, dated January 5, 2009, with the financing company to personally guarantee repayment of the outstanding borrowings made under the Factoring Agreement (see Note 6).  In January 2009, the $200 advance was offset with $178 outstanding receivable from Mr. Kang arising from liabilities incurred from certain stock transactions in August 2002 and $22 of the advance was paid to Mr. Kang.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

In May 2009, the Company completed a transaction in which (i) the holders of our 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated “Series A-2 Preferred Stock”, together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (see Note 6).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the “Carlyle Entities”), which are two investor entities organized by Abdi Mahemedi and Jack Chitayat.  Mr. Mahemedi became a director and greater-than-5% beneficial owner of our company by reason of the May 2009 transaction, and Jack Chitayat is a former director of our company who became a greater-than-5% beneficial owner of our company by reason of the May 2009 transaction.  Mr. Mahemedi and Mr. Chitayat have shared voting and investment control over the shares held by the Carlyle Entities due to the fact that other entities owned by them are the managing members of these two Carlyle entities.  Additionally, Mr. Iraj Azarm, a director of our company, is a passive investor in the Carlyle Entities, and James Kang, a greater-than-5% beneficial owner of our company and the brother of our Chairman John Kang, is also an indirect passive investor in the Carlyle Entities.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation headed by Mr. Chitayat.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The Company recognized revenues from product sales and licensing fees of $8 and $203 from LLPG during the three and six months ended June 30, 2009 and $137 and $172 of revenues during the three and six months ended June 30, 2008, respectively.  Approximately, $72 and $30 is included in accounts receivables as of June 30, 2009 and December 31, 2008, respectively, for outstanding trade receivables due from LLPG.

As of June 30, 2009 and December 31, 2008, Ricardo Salas, the Company’s Executive Vice President, held $0 and $381 of the convertible unsecured subordinated notes, respectively, $259 of the unsecured subordinated notes for both periods.  Mr. Salas also held a total of 1,307,884 and 377,691 of exercisable warrants as of June 30, 2009 and December 31, 2008.

On June 1, 2007, the Company entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase various equipments (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) the Company granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  LMK was formed by an investor group that includes the former director and officer of the Company, James Kang, who is also the brother of John Kang, Chairman of our company.  Under an equipment purchase agreement between the Company and LMK, LMK agreed to buy the purchased equipment for a total purchase price of $2,000, of which $759 were received as of June 30, 2009.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate the Company’s continuing manufacturing needs, and it also provides that the Company will retain a security interest in the purchased equipment until full payment of the purchase price.

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

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. The Company incurred expenses for purchase of production supplies and outsourcing fees of $256 and $436 during the three and six months ended June 30, 2009, respectively, and $308 and $383 during the three and six months ended June 30, 2008, respectively.  Approximately, $510 and $0 is included in accounts payable and accrued expenses as of June 31, 2009 and December 31, 2008, respectively, for outstanding trade payables due to LMK.  The Company recognized revenue from sales of raw materials and royalties for a total of $1,563 and $2,123 during the three and six months ended June 30, 2009, respectively, and $703 and $1,332 during the three and six months ended June 30, 2008, respectively.  Approximately, $1,584 and $212 is included in accounts receivables as of June 30, 2009 and December 31, 2008, respectively, for outstanding trade receivables due from LMK.

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

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008

Revenue. Revenue decreased $2.2 million to $3.5 million for the three months ended June 30, 2009 from $5.7 million for the three months ended June 30, 2008.  The decrease consisted of $0.9 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decrease in demand in electronic casings applications, a decrease of $1.0 million from the sales of our coating products as a result decrease in demand in oil drilling applications, and a decrease of $0.3 million from our research and development contracts.

Cost of Sales. Cost of sales decreased to $1.9 million, or 54% of revenue, for the three months ended June 30, 2009 from $4.6 million, or 82% of revenue, for the three months ended June 30, 2008.  The decrease was a result of a continued change in revenue mix during the three months ended June 30, 2009. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $1.4 million, or 39% of revenue, for the three months ended June 30, 2009 from $1.3 million, or 23% of revenue, for the three months ended June 30, 2008. The increase was primarily a result of an increase in bad debt expense of $0.2 million, offset by a decrease in salaries and related benefits expenses of $0.1 million.

Research and Development Expenses. Research and development expenses were $0.3 million, or 9% of revenue, for the three months ended June 30, 2009 and $0.3 million, or 5% of revenue, for the three months ended June 30, 2008.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishment of Debt.  Loss from extinguishment of debt increased to $1.5 million, or 42% of revenue, for the three months ended June 30, 2009 from $0 for the three months ended June 30, 2008.  The $1.5 million loss was recognized from extinguishment of certain of our convertible and subordinated notes.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $6.2 million, or 178% of revenue, for the three months ended June 30, 2009 from a gain of $1.3 million, or 23% of revenue, for the three months ended June 30, 2008.  The change in value of warrants consisted of warrants issued from convertible and subordinated notes and convertible preferred stocks issued between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of conversion feature liability from our convertible notes resulted in a gain of $0.9 million, or 26% of revenue, during the three months ended June 30, 2009 from a gain of $1.2 million, or 22% of revenue, for the three months ended June 30, 2008, primarily as a result of fluctuations in our stock price.

Other Income.  Other income was $0.2 million, or 4% of revenue, for the three months ended June 30, 2008 from write off of accounts payables.   There was no other income for the three months ended June 30, 2009.

Interest Expense. Interest expense was $1.4 million, or 40% of revenue, for the three months ended June 30, 2009 and was $1.7 million, or 30% of revenue, for the three months ended June 30, 2008. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan.  The decrease was due to certain of our convertible and subordinated notes retired during the three months ended June 30, 2009.

Interest Income.  Interest income was $1 thousand for the three months ended June 30, 2008 from interest earned on cash deposits.  There was no interest income for the three months ended June 30, 2009.

Comparison of the six months ended June 30, 2009 and 2008

Revenue. Revenue decreased $5.3 million to $7.1 million for the six months ended June 30, 2009 from $12.4 million for the six months ended June 30, 2008.  The decrease consisted of $2.7 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decrease in demand in electronic casings applications, a decrease of $2.1 million from the sales of our coating products as a result decrease in demand in oil drilling applications, and a decrease of $0.5 million from our research and development contracts.

Cost of Sales. Cost of sales decreased to $4.0 million, or 57% of revenue, for the six months ended June 30, 2009 from $9.5 million, or 77% of revenue, for the six months ended June 30, 2008.  The decrease was a result of a continued change in revenue mix during the six months ended June 30, 2009. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $2.9 million, or 41% of revenue, for the six months ended June 30, 2009 from $3.2 million, or 26% of revenue, for the six months ended June 30, 2008. The decrease was primarily a result of decreases in salaries and related benefits expenses of $0.2 million and travel expenses of $0.1 million.

Research and Development Expenses. Research and development expenses were $0.5 million, or 8% of revenue, for the six months ended June, 2009 and $0.5 million, or 4% of revenue for the six months ended June 30, 2008.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishment of Debt.  Loss from extinguishment of debt increased to $1.5 million, or 21% of revenue, for the six months ended June 30, 2009 from $0 for the six months ended June 30, 2008.  The $1.5 million loss was recognized from extinguishment of certain of our convertible and subordinated notes.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $6.1 million, or 86% of revenue, for the six months ended June 30, 2009 from a gain of $1.4 million, or 11% of revenue, for the six months ended June 30, 2008.  The change in value of warrants consisted of warrants issued from convertible and subordinated notes and convertible preferred stocks issued between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of conversion feature liability from our convertible notes resulted in a gain of $1.0 million, or 14% of revenue, during the six months ended June 30, 2009 from a gain of $1.5 million, or 12% of revenue, for the six months ended June 30, 2008, primarily as a result of fluctuations in our stock price.

Other Expense.  Other expense was $17 thousand for the six months ended June 30, 2008 from costs of issuing shares of preferred units of our subsidiary.   There was no other expense for the six months ended June 30, 2009.

Other Income.  Other income was $0.2 million, or 2% of revenue, for the six months ended June 30, 2008 from write off of accounts payables.   There was no other income for the six months ended June 30, 2009.

Interest Expense. Interest expense was $3.7 million, or 52% of revenue, for the six months ended June 30, 2009 and was $3.4 million, or 27% of revenue, for the six months ended June 30, 2008. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan.  The increase was due to higher interest rates on convertible notes during the first quarter of 2009.

Interest Income.  Interest income was $3 thousand for the six months ended June 30, 2008 from interest earned on cash deposits.  There was no interest income for the six months ended June 30, 2009.

Liquidity and Capital Resources

Our cash used in operating activities was $2.2 million for the six months ended June 30, 2009 and our cash provided by operating activities was $0.4 million for the six months ended June 30, 2008.  Our working capital deficit decreased from $20.8 million at December 31, 2008 to $14.6 million at June 30, 2009.  The working capital deficit decrease of $6.2 million was primarily attributable to an increase of accounts receivables of $0.3 million, decrease of accounts payable and accrued expenses of $0.5 million, decrease of short-term debt of $0.3 million, decrease of long-term debt, current portion, net of discounts of $12.7 million, offset by decrease of prepaid expenses and other current assts of $0.3 million, increase of warrant liabilities of $6.3 million, and increase of conversion feature liabilities of $1.1 million.

Our cash used in investing activities was $0.5 million for the six months ended June 30, 2009 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $2.6 million for the six months ended June 30, 2009.  We paid net $12.7 million in borrowings from a factoring agreement executed in April 2005, a revolving loan agreement executed in July 2007, convertible and subordinated notes, which were offset by $15.3 million proceeds from issuance of convertible preferred stocks.

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2.5 million and principal and accrued interest of $20.6 million due under the previously issued 8% Convertible Subordinated Notes due

January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7.5 million of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”).  Of the $2.5 million aggregate cash purchase price, approximately $0.1 million remains outstanding and is included prepaid expenses and other current assets in the condensed consolidated balance sheet as of June 30, 2009.  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”).

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

We anticipate that we will not have sufficient funds to pursue our current operating plan beyond the third quarter of 2009 and we will therefore require additional funding.  There is no assurance that the Series A-1 Option will be exercised to obtain any such funding.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, we have approximately $0.3 million of principal and accrued interest outstanding as of June 30, 2009, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007. We are working to repay the Bridge Notes with our noteholder.

We have $0.4 million of outstanding loan as of June 30, 2009 under a factoring, loan, and security agreement with a financing company.  In June 2009, we received a formal notice of default from the financing company for repayment of the outstanding loan balance.  We intend to fully repay the amounts due under the loan.  However, as of the filing of this report, we did not repay the loan. We are currently working to resolve the matter with the financing company by seeking a forbearance until we are able to restructure or obtain funding to repay this loan.

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

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1.2 million, which are held by creditors in South Korea, as of June 30, 2009.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of June 30, 2009:

		Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term debt (2)	$7,907	$407	$7,500	$—	$—
Long-term debt of consolidated subsidiary (2)	9,102	1,029	1,291	6,782	—
Short-term debt (3)	361	361	—	—	—
Short-term debt of consolidated subsidiary	527	527	—	—	—
Interest payments (4)	4,010	1,749	2,211	50	—
Operating leases and rents	906	292	605	9	—
Consulting services payable	48	48	—	—	—
Foster Wheeler	126	126	—	—	—
Dongyang	9	9	—	—	—
Nichimen	315	315	—	—	—
Totals (1)	$23,311	$4,863	$11,607	$6,841	$—

(1)

Contractual cash obligations include Long-term debt comprised of $258 of Unsecured Subordinated Notes issued in 2006, $7,500 of Convertible Notes issued in 2009, and $149 of Kookmin Bank Loan; Long-term debt of consolidated subsidiary comprised of $2,229 of Bank Midwest Term Loan, $6,757 of C3 Capital Partners Subordinated Notes, and $116 of Bank Midwest Promissory Notes; Short-term debt comprised of $361 outstanding advances received under factoring, loan, and security agreement; Short-term debt of consolidated subsidiary comprised of $527 of Bank Midwest revolving loan; future minimum lease payments under capital and operating leases; purchase commitments from consultants; payments due from assets purchased from Foster Wheeler thermal spray coatings business; payments due from our discontinued equipment manufacturing business; and minimum payments due under a distribution agreement.

(2)	Does not include accrued and scheduled interest payments of $4,010; and un-amortized discounts for conversion feature and warrants of $4,118 of our convertible notes.
(3)	Does not include minimum interest and fee payments of $30.
(4)

Interest payments include accrued and scheduled payments due on long-term debt and long-term debt of consolidated subsidiary with annual interest rates between 8% to 12%. Interest payments also include estimated interest on short-term debt and short-term debt of majority owned subsidiary with annual interest rates between 8.48% to 11.5% with expected maturity of approximately 1 year.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy an ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the year ended December 31, 2007, we recognized revenues of $0.7 million of Liquidmetal alloys sold to SAGA for use in the joint venture.  During 2008, 2007 and 2006, the Company recognized revenues of $0, $0.1 million and $0.7 million, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.   There were no alloys sold to LSI during the six months ended June 30, 2009.

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

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended June 30, 2009, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

None.

Item 3 - Defaults Upon Senior Securities

We have $0.4 million of outstanding loan as of June 30, 2009 under a factoring, loan, and security agreement with a financing company.  In June 2009, we received a formal notice of default from the financing company for repayment of the outstanding loan balance.  We intend to fully repay the amounts due under the loan.  However, as of the filing of this report, we did not repay the loan. We are currently working to resolve the matter with the financing company by seeking a forbearance until we are able to restructure or obtain funding to repay this loan.

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

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held July 31, 2009.  The following are the results of stockholder voting on proposals that were presented and adopted:

1. The election of the following directors for a term of one (1) year expiring at the Annual Meeting of Stockholders to be held in 2010.

	For	Withheld
Robert Biehl	35,039,450	2,288,840
John Kang	33,347,778	3,980,512
Abdi Mahamedi	35,048,286	2,280,004
William Scott, Jr. Ph.D	35,564,174	1,764,116
Iraj Azarm	35,049,182	2,279,108

2. Approve amending the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share to 300,000,000.

	For	Against	Abstain
Increase authorized shares of the Company’s common stock	34,815,844	2,502,345	10,099

3. Approve amending the Company’s Certificate of Incorporation (the “Charter Amendment”) to provide for the establishment of a five-member Board of Directors, the election of Directors by a Class Vote and the voting of the Class A Preferred on an as-converted basis together with the Company’s common stock as a single class.

	For	Against	Abstain
Establish five-member Board of Directors, the election by a class vote, and voting of Class A Preferred Stock on an as-converted basis together with the common stock as a single class	34,842,466	2,444,092	41,730

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

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 19, 2009	/s/ Larry Buffington
Larry Buffington
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2009	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)