Form 10-Q
period 2009-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2009-11-23
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009, there were 47,583,101 shares of the registrant’s common stock, $0.001 par value, outstanding.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$121	$157
Trade accounts receivables, net of allowance for doubtful accounts of $144 and $121	2,349	2,237
Inventories	1,112	820
Prepaid expenses and other current assets	705	967
Total current assets	4,287	4,181

Property, plant and equipment, net	7,121	7,021
Other intangibles, net	1,244	1,069
Investment in joint venture	306	306
Other assets	674	663
Total assets	13,632	13,240

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	9,193	8,563
Deferred revenue	51	40
Short-term debt	1,218	1,176
Long-term debt, current portion, net of debt discounts of $0 and $7,128	1,329	14,172
Warrant liabilities	4,981	692
Conversion feature liabilities	795	147
Other liabilities, current portion	141	146
Total current liabilities	17,708	24,936

Long-term debt, net of current portion and debt discounts of $3,691 and $0	11,616	8,521
Other long-term liabilities, net of current portion	153	163
Total liabilities	29,477	33,620

Shareholders’ deficiency:
Liquidmetal Technologies, Inc. shareholders’ deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,041,125 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,731,694 and 44,825,402 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	47	45
Additional paid-in capital	142,014	140,204
Accumulated deficit	(159,844)	(162,307)
Accumulated other comprehensive income	1,343	1,027
Total Liquidmetal Technologies, Inc. shareholders’ deficiency	(16,437)	(21,031)
Noncontrolling interest	592	651
Total shareholders’ deficiency	(15,845)	(20,380)

Total liabilities and shareholders’ deficiency	$13,632	$13,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$4,209	$5,041	$11,320	$17,478
Cost of sales	2,909	3,791	6,945	13,325

Gross profit	1,300	1,250	4,375	4,153

Operating expenses
Selling, general, and administrative	1,341	1,417	4,286	4,617
Research and development	349	279	897	815
Total operating expenses	1,690	1,696	5,183	5,432

Loss from operations	(390)	(446)	(808)	(1,279)

Loss from extinguishment of debt	—	—	(1,471)	—
Change in value of warrants, gain	2,015	989	8,138	2,385
Change in value of conversion feature, gain	474	642	1,434	2,104
Other expense	—	—	—	(17)
Other income	—	—	—	247
Interest expense	(1,055)	(1,860)	(4,760)	(5,280)
Interest income	—	—	—	3

Net income (loss) before income taxes	1,044	(675)	2,533	(1,837)

Income taxes	(75)	—	(120)	—

Net income (loss)	969	(675)	2,413	(1,837)

Net loss (income) attributable to noncontrolling interest	39	(115)	59	(341)

Net income (loss) attributable to Liquidmetal Technologies, Inc.	1,008	(790)	2,472	(2,178)

Other comprehensive income (loss):
Foreign exchange translation gain (loss)	393	(729)	316	(1,542)
Comprehensive income (loss)	$1,401	$(1,519)	$2,788	$(3,720)

Net income (loss) per share basic and diluted:
Net income (loss) attributable to Liquidmetal Technologies, Inc.	$0.02	$(0.02)	$0.05	$(0.05)

Number of weighted average shares - basic and diluted	46,595	44,726	45,610	44,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Nine Months Ended September 30, 2009

(in thousands, except per share data)

(unaudited)

	Liquidmetal Technologies, Inc. Shareholders
	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance, December 31, 2008	—	44,825,402	$—	$45	$140,204	$(162,307)	$1,027	651	$(20,380)
Convertible preferred stocks issued	3,125,002	—	3	—	1,550	—	—	—	1,553
Conversion of preferred stocks	(83,877)	1,906,292	—	2	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	262	—	—	—	262
Foreign exchange translation gain	—	—	—	—	—	—	316	—	316
Cash distribution to preferred unit holders	—	—	—	—	—	(9)	—	—	(9)
Net income	—	—	—	—	—	2,472	—	(59)	2,413
Balance, September 30, 2009	3,041,125	46,731,694	$3	$47	$142,014	$(159,844)	$1,343	$592	$(15,845)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Operating activities:
Net income (loss) attributable to Liquidmetal Technologies, Inc.	$2,472	$(2,178)

Adjustments to reconcile income (loss) from operations to net cash (used in) provided by operating activities:
Gain on disposal of asset	—	(15)
(Loss) income attributable to noncontrolling interest of consolidated subsidiary	(59)	341
Depreciation and amortization	772	1,009
Loss on extinguishment of debt	1,471	—
Amortization of debt discount	2,633	2,704
Stock-based compensation	262	469
Bad debt expense (recovery)	29	(105)
Warranty recovery	(92)	(68)
Gain from change in value of warrants	(8,138)	(2,385)
Gain from change in value of conversion feature	(1,434)	(2,104)

Changes in operating assets and liabilities:
Trade accounts receivable	(142)	1,188
Inventories	(292)	1,024
Prepaid expenses and other current assets	(240)	(350)
Other assets	(306)	707
Accounts payable and accrued expenses	1,213	745
Deferred revenue	11	(102)
Other liabilities	(14)	(572)
Net cash (used in) provided by operating activities	(1,854)	308

Investing Activities:
Purchases of property and equipment	(412)	(1,058)
Proceeds from the sale of property and equipment	—	(17)
Investment in patents and trademarks	(277)	(36)
Net cash used in investing activities	(689)	(1,111)

Financing Activities:
Proceeds from borrowings	13,747	13,327
Repayment of borrowings	(26,520)	(15,577)
Proceeds from issuance of convertible preferred stocks	15,328	—
Proceeds from issuance of preferred units of subsidiary	—	2,500
Redemption of preferred units of subsidiary	—	(213)
Cash distributions	(9)	(1,099)
Net cash provided by (used in) financing activities	2,546	(1,062)
Effect of foreign exchange translation	(39)	744
Net decrease in cash and cash equivalents	(36)	(1,121)

Cash and cash equivalents at beginning of period	157	1,180
Cash and cash equivalents at end of period	$121	$59

Supplemental cash flow information
Interest paid	$1,678	$1,608
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

1.         Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2009.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company has adopted SFAS 160 as of January 1, 2009.

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

For the Nine Months Ended September 30, 2009 and 2008

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

3.         Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $159,844 as of September 30, 2009.  Cash used in operations for the nine months ended September 30, 2009 was $1,854; and cash flow from operations will likely be negative throughout fiscal year 2009.  As of September 30, 2009, the Company’s principal sources of liquidity are $121 of cash and $2,349 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

Company was developing and continues to develop, commercialize, and manufacture products from an entirely new and unique technology.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to correct its production inefficiencies, reduce its operating costs, generate higher revenue, achieve positive cash flow from continuing operations and continued sources of debt and equity financing.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”). Of the $2,500 aggregate cash purchase price, approximately $100 remains outstanding and is included prepaid expenses and other current assets as of September 30, 2009.  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”). (See Note 6)

On October 30, 2009, the Company entered into an agreement with Carlyle Liquid Holdings, LLC, a Buyer in the Transaction, to issue 180,000 shares of convertible Series A-1 Preferred Stock for $900 of cash pursuant to the Series A-1 Option (see Note 13).

The Company anticipates that it will not have sufficient funds to pursue its current operating plan beyond the fourth quarter of 2009 and will therefore require additional funding.  Because the Company cannot be certain that it will be able to obtain adequate funding from debt, equity, or other traditional financing sources, it is also actively pursuing several strategic financing options, including the intent to sell its manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, we have approximately $291 of principal and accrued interest outstanding as of September 30, 2009, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  We are working to repay the Bridge Notes with our noteholder.

We have $378 of outstanding loan as of September 30, 2009 under a factoring, loan, and security agreement with a financing company.  In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance.  As of the filing of this report, the Company entered into a settlement agreement with the financing company whereby we agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.  The first $100 monthly payment was made in November 2009.

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1,114 which are held by creditors in South Korea, as of September 30, 2009.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

4.         Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$580	$426
Work in process	32	184
Finished goods	500	210
Total inventories	$1,112	$820

5.         Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of September 30, 2009, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of September 30, 2009 the Company used 1% of coatings applications sales as estimates of warranties to be claimed.

During the three and nine months ended September 30, 2009, the Company recorded $0 and $92 of net gain on warranty, respectively. During the three and nine months ended September 30, 2008, the Company recorded $46 and $68 of net gain on warranty, respectively. The warranty accrual balance is included in accounts payable and accrued expenses.

6.         Notes Payable

Unsecured Subordinated Notes

On May 17, 2006, September 21, 2006, and December 1, 2006, the Company issued 8% Unsecured Subordinated Notes due August 2007 in the aggregate principal amount of $4,584 (the “August 2007 Subordinated Notes”).  The August 2007 Subordinated Notes are unsecured and became due August 2007.

During 2007 and 2008, the Company retired $1,925 and $1,650 of the August 2007 Subordinated Notes, respectively.  During the second quarter of 2009, the Company retired $750 of the August 2007 Subordinated Notes.

As of September 30, 2009 and December 31, 2008, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $259 and $1,009, respectively, and is included in current portion of long-term debt.  As of September 30, 2009, the effective interest rate for the August 2007 Subordinated Notes was 8%.

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

On May 1, 2009, the January 2010 Notes were retired as part of a financing transaction (see Senior Secured Convertible Notes below).

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $0 and $19,113 as of September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009 and December 31, 2008, un-amortized discounts for conversion feature, warrants, and cash discount totaled $0 and $7,128, respectively, and other asset debt issuance costs totaled $0 and $655, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $0 and

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

$1,816 for the three and nine months ended September 30, 2009, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $1,006 and $2,563 for the three and nine months ended September 30, 2008, respectively.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in losses of $0 and $1,137 for three and nine months ended September 30, 2009, respectively.  The change in the fair value of the conversion feature liability resulted in gains of $642 and $2,104 for three and nine months ended September 30, 2008, respectively.  The fair value of conversion feature outstanding at September 30, 2009 and December 31, 2008 was $0 and $147, respectively.

Senior Secured Convertible Notes

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Notes due January 2011 (the “January 2011 Notes”).   Of the $2,500 aggregate cash purchase price, approximately $100 remains outstanding and is included prepaid expenses and other current assets as of September 30, 2009.  Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of preferred stock at $5.00 per share at any time prior to six months from the closing date.  Additionally, 8,138,352 of previously issued warrants to purchase common shares held by holders of the January 2010 Notes have been cancelled in the Transaction.

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

The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and January 2011 Notes are convertible into the Company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively.  The Company issued warrants to purchase 3,125,007 shares and 42,329,407 shares of the Company’s common stock at an exercise of $0.60 and $0.50 per share to the buyers of the January 2011 Notes and preferred stocks, respectively.  The warrants will expire on January 3, 2012.  The conversion prices and the number of common stock issuable under the preferred stocks, January 2011 Notes and warrants are subject to adjustments for anti-dilution purposes.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

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

The change in the fair value of the conversion feature liability resulted in gains of $474 and $2,572 for the three and nine months ended September 30, 2009, respectively.  The fair value of conversion feature outstanding at September 30, 2009 was $795.   The fair value of conversion feature outstanding at September 30, 2009 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.26 years; (2) volatility of 174%, (3) risk free interest of 0.4% and dividend rate of 0%.

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

The Company’s gross outstanding loan balance of the January 2011 Notes totaled $7,500 as of September 30, 2009.  As of September 30, 2009, un-amortized discounts for conversion feature and warrants totaled $3,691, and other asset debt issuance costs totaled $121.  Interest expense for the amortization of debt issuance cost and discount on note was $441 and $696 for the three and nine months ended September 30, 2009, respectively.  The effective interest rate of the January 2011 Notes was 70% as of September 30, 2009.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

For the nine months ended September 30, 2009, the Company borrowed $38 and repaid $239 under the Agreement.  The total outstanding advance made under the agreement is $378 and $580 as of September 30, 2009 and December 31, 2008, respectively, which is presented as short-term debt.  The weighted average rate of interest for borrowings made under the Agreement was 7.96% and 6.95% for the nine months ended September 30, 2009 and 2008, respectively.   In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance.  As of the filing of this report, the Company entered into a settlement agreement with the financing company whereby the Company agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.  The first $100 monthly payment was made in November 2009.

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  This loan is collateralized by the plant facilities and certain equipment in South Korea.

On September 16, 2009, the Company retired the loan and paid $219 in outstanding principal and interest.

The outstanding loan balance totaled $0 and $151, as of September 30, 2009 and December 31, 2008, respectively, and are included in current portion of long-term debt.

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $42 and $121 for the three and nine months ended September 30, 2009, respectively.  Interest expense for the amortization of debt issuance cost was $41 and $142 for the three and nine months ended September 30, 2008, respectively.

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

Midwest Debt

In connection with the Transaction, LMC entered into a Loan Agreement (the “Loan Agreement”), dated July 24, 2007, with Bank Midwest, N.A. (“Midwest”).  Following the Transaction, the Loan Agreement has been amended to renew and modify certain terms. The Loan Agreement, as amended, provides for total loan availability of $5,350, consisting of a $4,000 term loan with an annual interest rate of 8.48% and a revolving loan of up to $1,350 with a variable interest equal to prime rate as published in the Wall Street Journal with a minimum interest rate of 6.5%.  Interest payments are due monthly.  The term loan has a maturity date of July 20, 2011.  The revolving loan has a maturity date of September 24, 2009, which was extended through June

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

30, 2010 as of the filing of this report (see Note 13).  Borrowing availability under the revolving loan is based in a percentage of LMC’s eligible receivables and eligible inventory, and the initial advance under the revolving loan was $1,000 on July 24, 2007.

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

As of September 30, 2009 and December 31, 2008, the gross outstanding loan balance under the term loan totaled $1,979 and $2,729, respectively, and the gross outstanding loan balance under the revolving loan totaled $600 and $597, respectively. The loans are presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $54 and $177 for the three and nine months ended September 30, 2009, respectively.   Interest expense incurred under the term loan and revolving loan totaled $63 and $243 for the three and nine months ended September 30, 2008, respectively.

Additionally, LMC entered into Promissory Notes, dated August 29, 2007 and October 21, 2008 (the “Capital Loan”), with Midwest to provide for $45 and $105 to be used towards the purchase of a company truck and HVOF spray equipment with annual interest rates of 7.43% and 8.25%, respectively.  The Capital Loan has maturity dates of September 1, 2012 and November 1, 2013.  LMC is required to make monthly principal and interest payments of $3 per month.  As of September 30, 2009 and December 31, 2008, the gross outstanding loan balance under the Capital Loan totaled $109 and $129, respectively, which is presented as long-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $2 and $7 for the three and nine months ended September 30, 2009, respectively.  Interest expense incurred under the Capital Loan totaled $1 and $2 for the three and nine months ended September 30, 2008, respectively.

C3 Debt

In the Transaction, LMC also entered into a Securities Purchase Agreement, dated July 24, 2007 (the “Securities Purchase Agreement”), with C3 Capital Partners, L.P. (“C3”), C3 Capital Partners II, L.P. (“C3 II”, and with C3, the “C3 entities”), and Liquidmetal Coatings Solutions, LLC, a wholly owned subsidiary of LMC that will operate the thermal spray coatings business (“LMCS”).  Pursuant to the Securities Purchase Agreement, LMC issued to the C3 entities subordinated promissory notes in the aggregate principal amount of $6,500 (the “Subordinated Notes”). Under the Securities Purchase Agreement, the C3 entities have the right, beginning on the July 24, 2012 (or, if earlier, upon a default by LMC under the Subordinated Notes or Securities Purchase Agreement) to require LMC to purchase the C3 entities’ membership interests in LMC for a purchase price equal to their pro rata portion of the greater of (i) the appraised fair market value of LMC or (ii) six times LMC’s trailing 12-month earnings before interest, taxes, depreciation, and amortization, less funded debt.

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $6,791 and $6,690 as of September 30, 2009 and December 31, 2008, respectively.  Interest expense incurred under the Subordinated Notes totaled $203 and $606 for the three and nine months ended September 30, 2009, respectively.  Interest expense incurred under the Subordinated Notes totaled $199 and $594 for the three and nine months ended September 30, 2008, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

7.         Stock Compensation Plan

During the nine months ended September 30, 2009, under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors, the Company granted options to purchase 120,000 of the Company’s common shares for an average exercise price of $0.21.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the nine months ended September 30, 2009, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company its subsidiaries, the Company granted options to purchase 233,010 of the Company’s common shares for an average exercise price of $0.21.    Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company cancelled 701,308 options during the nine months ended September 30, 2009, for terminated employees and options expired.

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

As of September 30, 2009, LMC has redeemed $236 of its preferred units and distributed $290 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,264 as of September 30, 2009.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended September 30, 2009
Revenue to external customers	$2,041	$2,168	$4,209
Gross profit	693	607	1,300
Total segment (loss) income	(124)	156	32
Total identifiable assets at end of period	2,534	9,137	11,671

Three months ended September 30, 2008
Revenue to external customers	$2,727	$2,314	$5,041
Gross profit	1,042	208	1,250
Total segment income (loss)	300	(289)	11
Total identifiable assets at end of period	3,166	10,636	13,802

Nine months ended September 30, 2009
Revenue to external customers	$6,234	$5,086	$11,320
Gross profit	2,198	2,177	4,375
Total segment (loss) income	(271)	1,013	742
Total identifiable assets at end of period	2,534	9,137	11,671

Nine months ended September 30, 2008
Revenue to external customers	$9,025	$8,453	$17,478
Gross profit	3,124	1,029	4,153
Total segment income (loss)	1,034	(296)	738
Total identifiable assets at end of period	3,166	10,636	13,802

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Total segment income	$32	$11	$742	$738
General and administrative expenses, excluded	(738)	(786)	(2,503)	(2,796)

Consolidated loss before interest, income taxes, and noncontrolling interests	$(706)	$(775)	$(1,761)	$(2,058)

Loss from extinguishment of debt	—	—	(1,471)	—
Change in value of warrants, gain	2,015	989	8,138	2,385
Change in value of conversion feature, gain	474	642	1,434	2,104
Interest expense	(739)	(1,531)	(3,807)	(4,271)
Interest income	—	—	—	3
Income taxes	(75)	—	(120)	—
Loss (income) attributable to noncontrolling interest	39	(115)	59	(341)
Consolidated net income (loss) attributable to Liquidmetal Technologies, Inc.	$1,008	$(790)	$2,472	$(2,178)

Included in bulk alloy segment income for the nine months ended September 30, 2008 is $247 of other income and $17 of other expense. Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $1,983 and $3,038 during the three months ended September 30, 2009 and 2008, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended September 30, 2009, the Company had revenue from sales to companies outside of the United States of $2,226 of which $1,404 represented sales to companies located in South Korea.  During the three months ended September 30, 2008, the Company had revenues from companies outside of the United States of $2,003 of which $131 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,985 and $1,813 located in the United States at September 30, 2009 and December 31, 2008, respectively. The Company had long-lived assets of $6,380 and $6,277 located in South Korea at September 30, 2009 and December 31, 2008, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

September 30,
2009

Total segment assets	$11,671
Cash and cash equivalents	11
Prepaid expenses and other current assets	194
Other property, plant and equipment	71
Intangibles, net	1,226
Other assets	459
Total consolidated assets	$13,632

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

Options to purchase 7,627,484 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at September 30, 2009, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 55,428,242 shares of common stock with prices ranging from $0.50 to $1.55 per share outstanding at September 30, 2009, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. 12,500,000 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices of $0.60 per share outstanding at September 30, 2009 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.  Additionally, 82,752,841 shares of common stock issuable upon conversion of the Company’s convertible preferred stocks with conversion prices ranging from $0.10 and $0.22 per share outstanding at September 30, 2009 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in gains of $2,015 and $8,138 for the three and nine months ended September 30, 2009, respectively, and gains of $989 and $2,385 for the three and nine months ended September 30, 2008, respectively. The fair value of warrants outstanding at September 30, 2009 of $4,981 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.70 to 3.24 years; (2) volatility of 174%, (3) risk free interest of 0.40% to 1.45%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2008 of $692 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.21 to 3.99 years; (2) volatility of 113%, (3) risk free interest of 0.11% to 1.55%, and dividend rate of 0%.

11.      Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During 2008, 2007 and 2006, the Company recognized revenues of $0, $103 and $702, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.   There were no alloys sold to LSI during the three and nine months ended September 30, 2009.

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1,114 which are held by creditors in South Korea, as of September 30, 2009.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

12.      Related Party Transactions

Soo Buchanan, the sister of John Kang, the Company’s Chairman, provides services to the Company as a consultant.  During the three and nine months ended September 30, 2009, the Company incurred $0 for her services as a consultant.  During the three and nine months ended September 30, 2008, the Company incurred $10 and $70, respectively, for her services as a consultant. Additionally, Otis Buchanan, the husband of Ms. Buchanan, was employed by the Company and was paid aggregate compensation of approximately $27 and $82 during each of the three and nine months ended September 30, 2009 and 2008, respectively.

John Kang, Chairman of the Company, advanced the Company $250 during the three and nine months ended September 30, 2009 to fund working capital needs.  The Company repaid $85 of the advance and has $165 outstanding as of September 30, 2009, which is included in short-term debt.  Further, Mr. Kang entered into a Continuing Guarantee Agreement, dated January 5, 2009, to personally guarantee repayment of the Company’s outstanding borrowings made under a Factoring Agreement (see Note 6).

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

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

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation headed by Mr. Chitayat.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The Company recognized revenues from product sales and licensing fees of $0 and $203 from LLPG during the three and nine months ended September 30, 2009 and $119 and $290 of revenues during the three and nine months ended September 30, 2008, respectively.  Approximately, $52 and $30 is included in accounts receivables as of September 30, 2009 and December 31, 2008, respectively, for outstanding trade receivables due from LLPG.

As of September 30, 2009 and December 31, 2008, Ricardo Salas, the Company’s Executive Vice President, held $0 and $381 of the convertible unsecured subordinated notes, respectively, and $259 of the unsecured subordinated notes for both periods.  Mr. Salas advanced the Company $75 during the three and nine months ended September 30, 2009 to meet working capital needs and are included in short-term debt.  The $75 advance accrues interest at an annual rate of 10%.

On June 1, 2007, the Company entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase various equipments (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) the Company granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  LMK was formed by an investor group that includes the former director and officer of the Company, James Kang, who is also the brother of John Kang, Chairman of our company.  Under an equipment purchase agreement between the Company and LMK, LMK agreed to buy the purchased equipment for a total purchase price of $2,000.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate the Company’s continuing manufacturing needs, and it also provides that the Company will retain a security interest in the purchased equipment until full payment of the purchase price.

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

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. The Company incurred expenses for purchase of production supplies and outsourcing fees of $698 and $1,135 during the three and nine months ended September 30, 2009, respectively, and $830 and $1,213 during the three and nine months ended September 30, 2008,

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share data)

(unaudited)

respectively.  Approximately, $29 and $0 is included in accounts payable and accrued expenses as of September 30, 2009 and December 31, 2008, respectively, for outstanding trade payables due to LMK.  The Company recognized revenue from sales of raw materials and royalties for a total of $1,652 and $3,775 during the three and nine months ended September 30, 2009, respectively, and $296 and $1,628 during the three and nine months ended September 30, 2008, respectively.  Approximately, $942 and $212 is included in accounts receivables as of September 30, 2009 and December 31, 2008, respectively, for outstanding trade receivables due from LMK.

In November 2009, John Kang, the Company’s Chairman, Tony Chung, the Company’s Chief Financial Officer, and Ricardo Salas, the Company’s Executive Vice President, acquired 100,000 shares of the Company’s Series A-1 Preferred Stock and warrants to purchase 2,500,000 of common stock held by Carlyle Liquid Holdings, LLC for an aggregate cash price of $500.  The Series A-1 Preferred Stock are convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Further, the warrants are issuable into the Company common stock at an exercise price of $0.50 per share and expire on October 30, 2014.

13.      Subsequent Events

On October 6, 2009, Liquidmetal Coatings, LLC entered into an agreement with Bank Midwest, N.A. to amend the terms of a senior credit facility and promissory notes originally funded between July 2007 and October 2008 (the “Loan Modification Amendment”).  The Loan Modification Agreement adjusts, among other terms, the interest rate of all outstanding loans to a fixed rate of 9%, certain financial covenants under the term loan, maturity date of the revolving loan through June 30, 2010, and requires an immediate repayment of $325 of the term note and $325 of the revolving loan.  The members of the Liquidmetal Coatings, LLC (the “Members”) are required to contribute $1,000 in equity to repay the amounts due under the Loan Modification Amendment (the “Capital Call”).  On October 6, 2009 the Members contributed $650 to pay down the loans.  As a result of the payment, the monthly amortization payments due under the term loan were reduced to $47 and the maturity date was extended to September 30, 2012.  Additionally, the Members are required to contribute an additional $350 on or before December 15, 2009 to repay the term loan and revolving loan if certain financial convents are not met.

In connection with the Loan Modification Agreement, the Company borrowed $450 from C3 Capital Partners (“C3”) to contribute its share of the Capital Call pursuant to a bridge loan agreement with C3.  The bridge loan was paid by the Company as of the filing of this report.

On October 30, 2009, the Company entered into an agreement with Carlyle Liquid Holdings, LLC, to issue 180,000 shares of convertible Series A-1 Preferred Stock for $900 of cash.  The Series A-1 Preferred Stock are convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Further, the Company issued warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.50 per share with an expiration date of October 30, 2014.

On November 1, 2009, the Company issued $378 of new 8% Senior Secured Convertible Notes Due January 2011 (the “New Notes”).  The New Notes were issued in satisfaction of accrued interest due under the original 8% Senior Secured Convertible Notes issued by the Company in May 2009 (the “Original Notes”) The Original Notes and New Notes all become due in January 2011.  The New Notes bear interest at 8% per annum with interest payable semi annually in arrears and are subordinate to certain secured financing from commercial lenders incurred by us in the future.

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

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

Revenue. Revenue decreased $0.8 million to $4.2 million for the three months ended September 30, 2009 from $5.0 million for the three months ended September 30, 2008.  The decrease consisted of $0.7 million from the sales of our coating products as a result decrease in demand in oil drilling applications, a decrease of $0.2 million from our research and development contracts, which were offset by a $0.1 million increase in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increase in demand in electronic casings applications.

Cost of Sales. Cost of sales decreased to $2.9 million, or 69% of revenue, for the three months ended September 30, 2009 from $3.8 million, or 75% of revenue, for the three months ended September 30, 2008.  The decrease was a result of a continued change in revenue mix during the three months ended September 30, 2009. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $1.3 million, or 32% of revenue, for the three months ended September 30, 2009 from $1.4 million, or 28% of revenue, for the three months ended September 30, 2008. The decrease was primarily a result of a decrease in salaries and related benefits expense of $0.1 million.

Research and Development Expenses. Research and development expenses were $0.3 million, or 8% of revenue, for the three months ended September 30, 2009 and $0.3 million, or 6% of revenue, for the three months ended September 30, 2008.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $2.0 million, or 48% of revenue, for the three months ended September 30, 2009 from a gain of $1.0 million, or 20% of revenue, for the three months ended September 30, 2008.  The change in value of warrants consisted of warrants issued from convertible and subordinated notes and convertible preferred stocks issued between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of conversion feature liability from our convertible notes resulted in a gain of $0.5 million, or 11% of revenue, during the three months ended September 30, 2009 from a gain of $0.6 million, or 13% of revenue, for the three months ended September 30, 2008, primarily as a result of fluctuations in our stock price.

Interest Expense. Interest expense was $1.1 million, or 25% of revenue, for the three months ended September 30, 2009 and was $1.9 million, or 37% of revenue, for the three months ended September 30, 2008. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan.  The decrease was due to certain of our convertible and subordinated notes retired during the second quarter of 2009.

Comparison of the nine months ended September 30, 2009 and 2008

Revenue. Revenue decreased $6.2 million to $11.3 million for the nine months ended September 30, 2009 from $17.5 million for the nine months ended September 30, 2008.  The decrease consisted of $2.6 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decrease in demand in electronic casings applications, a decrease of $2.8 million from the sales of our coating products as a result decrease in demand in oil drilling applications, and a decrease of $0.8 million from our research and development contracts.

Cost of Sales. Cost of sales decreased to $6.9 million, or 61% of revenue, for the nine months ended September 30, 2009 from $13.3 million, or 76% of revenue, for the nine months ended September 30, 2008.  The decrease was a result of a continued change in revenue mix during the nine months ended September 30, 2009. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $4.3 million, or 38% of revenue, for the nine months ended September 30, 2009 from $4.6 million, or 26% of revenue, for the nine months ended September 30, 2008. The decrease was primarily a result of decreases in salaries and related benefits expenses of $0.2 million and professional services expenses of $0.2 million.

Research and Development Expenses. Research and development expenses were $0.9 million, or 8% of revenue, for the nine months ended September 30, 2009 and $0.8 million, or 5% of revenue for the nine months ended September 30, 2008.  The increase was primarily a result of an increase in salaries and related benefits expenses of $0.1 million.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishment of Debt.  Loss from extinguishment of debt increased to $1.5 million, or 13% of revenue, for the nine months ended September 30, 2009 from $0 for the nine months ended September 30, 2008.  The $1.5 million loss was recognized from extinguishment of certain of our convertible and subordinated notes during the second quarter of 2009.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $8.1 million, or 72% of revenue, for the nine months ended September 30, 2009 from a gain of $2.4 million, or 14% of revenue, for the nine months ended September 30, 2008.  The change in value of warrants consisted of warrants issued from convertible and subordinated notes and convertible preferred stocks issued between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of conversion feature liability from our convertible notes resulted in a gain of $1.4 million, or 13% of revenue, during the nine months ended September 30, 2009 from a gain of $2.1 million, or 12% of revenue, for the nine months ended September 30, 2008, primarily as a result of fluctuations in our stock price.

Other Expense.  Other expense was $17 thousand for the nine months ended September 30, 2008 from costs of issuing shares of preferred units of our subsidiary.   There was no other expense for the nine months ended September 30, 2009.

Other Income.  Other income was $0.2 million, or 1% of revenue, for the nine months ended September 30, 2008 from write off of accounts payables.   There was no other income for the nine months ended September 30, 2009.

Interest Expense. Interest expense was $4.8 million, or 42% of revenue, for the nine months ended September 30, 2009 and was $5.3 million, or 30% of revenue, for the nine months ended September 30, 2008. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan.  The decrease was due to extinguishment of certain of our convertible and subordinated notes during the second quarter of 2009.

Interest Income.  Interest income was $3 thousand for the nine months ended September 30, 2008 from interest earned on cash deposits.  There was no interest income for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our cash used in operating activities was $1.9 million for the nine months ended September 30, 2009 and our cash provided by operating activities was $0.3 million for the nine months ended September 30, 2008.  Our working capital deficit decreased from $20.8 million at December 31, 2008 to $13.4 million at September 30, 2009.  The working capital deficit decrease of $7.4 million was primarily attributable to an increase of accounts receivables of $0.1 million, increase of inventories of $0.3 million, decrease of long-term debt, current portion, net of discounts of $12.8 million, offset by decrease of prepaid expenses and other current assts of $0.3 million, increase of accounts payable and accrued expenses of $0.6 million, increase of warrant liabilities of $4.3 million, and increase of conversion feature liabilities of $0.6 million.

Our cash used in investing activities was $0.7 million for the nine months ended September 30, 2009 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $2.5 million for the nine months ended September 30, 2009.  We paid net $12.8 million in borrowings from a factoring agreement executed in April 2005, a revolving and term loan agreement executed in July 2007, and convertible and subordinated notes, which were offset by $15.3 million proceeds from issuance of convertible preferred stocks.

On May 1, 2009, we completed a financing transaction (the “Transaction”) whereby aggregate cash of $2.5 million and principal and accrued interest of $20.6 million due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7.5 million of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”). Of the $2.5 million aggregate cash purchase price, approximately $0.1 million remains outstanding and is included prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2009.  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities

Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”).

The Exchange Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at our company’s option, in the form of additional notes (in which case the interest rate will be 10%).  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  The dividends are payable in cash or in kind by the issuance of the company of additional preferred stock, only when and as declared by our Board of Directors.

The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and Exchange Notes are convertible into the company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively.  We issued warrants to purchase 3,125,007 shares and 42,329,407 shares of our company’s common stock at an exercise of $0.60 and $0.50 per share to the buyers of the Exchange Notes and preferred stocks, respectively.  The warrants will expire in January 2012.  The conversion prices and the number of common stock issuable under the preferred stocks, Exchange Notes and warrants are subject to adjustments for anti-dilution purposes.

On October 30, 2009, we entered into an agreement with Carlyle Liquid Holdings, LLC, a Buyer in the Transaction, to issue 180,000 shares of convertible Series A-1 Preferred Stock for $0.9 million of cash pursuant to the Series A-1 Option.  Further, we issued warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share with an expiration date of October 30, 2014.

We anticipate that we will not have sufficient funds to pursue our current operating plan beyond the fourth quarter of 2009 and we will therefore require additional funding.  Because we cannot be certain that we will be able to obtain adequate funding from debt, equity, or other traditional financing sources, we are also actively exploring several strategic financing options, including the possible sale of our manufacturing plant in South Korea (which would then be replaced with a smaller facility) and additional licensing and outsourcing of our manufacturing operations.

Additionally, we have approximately $0.3 million of principal and accrued interest outstanding as of September 30, 2009, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007. We are working to repay the Bridge Notes with our noteholder.

We have $0.4 million of outstanding loan as of September 30, 2009 under a factoring, loan, and security agreement with a financing company.  In June 2009, we received a formal notice of default from the financing company for repayment of the outstanding loan balance.  As of the filing of this report, we entered into a settlement agreement with the financing company whereby the agreed to repay approximately $0.1 million each month until the outstanding loans and accrued fees have been repaid.  The first $0.1 million monthly payment was made in November 2009.

We have outstanding liens and judgments on our assets by various creditors for past-due trade payables totaling $1.1 million, which are held by creditors in South Korea, as of September 30, 2009.  We are currently working to resolve the matter with each creditor by seeking forbearance until we are able to obtain funding to repay the amounts due, although there is no assurance that we will be able to obtain any such funding.   If we cannot repay the amounts due or obtain forbearance, the creditors may seek to foreclose on the Company’s assets.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of September 30, 2009:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term debt (2)	$7,759	$259	$7,500	$—	$—
Long-term debt of consolidated subsidiary (2)	8,879	1,071	7,789	19	—
Short-term debt (3)	618	618	—	—	—
Short-term debt of consolidated subsidiary	600	600	—	—	—
Interest payments (4)	3,725	1,698	2,026	1	—
Operating leases and rents	818	320	498	—	—
Consulting services payable	9	9	—	—	—
Foster Wheeler	90	90	—	—	—
Dongyang	9	9	—	—	—
Nichimen	315	315	—	—	—
Totals (1)	$22,822	$4,989	$17,813	$20	$—

(1) Contractual cash obligations include Long-term debt comprised of $259 of Unsecured Subordinated Notes issued in 2006 and $7,500 of Convertible Notes issued in 2009; Long-term debt of consolidated subsidiary comprised of $1,979 of Bank Midwest Term Loan, $6,791 of C3 Capital Partners Subordinated Notes, and $109 of Bank Midwest Promissory Notes; Short-term debt comprised of $378 outstanding advances received under factoring, loan, and security agreement, $240 of cash advances from John Kang, Chairman, and Ricardo Salas, Executive Vice President of our company; Short-term debt of consolidated subsidiary comprised of $600 of Bank Midwest revolving loan; future minimum lease payments under capital and operating leases; purchase commitments from consultants; payments due from assets purchased from Foster Wheeler thermal spray coatings business; payments due from our discontinued equipment manufacturing business; and minimum payments due under a distribution agreement.

(2) Does not include accrued and scheduled interest payments of $3,631; and un-amortized discounts for conversion feature and warrants of $3,691 of our convertible notes.

(3) Does not include minimum interest and fee payments of $30.

(4) Interest payments include accrued and scheduled payments due on long-term debt and long-term debt of consolidated subsidiary with annual interest rates between 7.43% to 12%.  Interest payments also include estimated interest on short-term debt and short-term debt of majority owned subsidiary with annual interest rates between 8.48% to 11.5% with expected maturity of approximately 1 year.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy an ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we purchased 19.9% interest in the joint venture.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell us certain business assets including manufacturing equipment acquired under the joint venture.  During the year ended December 31, 2007, we recognized revenues of $0.7 million of Liquidmetal alloys sold to SAGA for use in the joint venture.  During 2008, 2007 and 2006, the Company recognized revenues of $0, $0.1 million and $0.7 million, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.  There were no alloys sold to LSI during the nine months ended September 30, 2009.

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

Item 4T — Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended September 30, 2009, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

None.

Item 3 - Defaults Upon Senior Securities

We have $0.4 million of outstanding loan as of September 30, 2009 under a factoring, loan, and security agreement with a financing company.  In June 2009, we received a formal notice of default from the financing company for repayment of the outstanding loan balance.  As of the filing of this report, we entered into a settlement agreement with the financing company whereby we agreed to repay approximately $0.1 million each month until the outstanding loans and accrued fees have been repaid.  The first $0.1 million monthly payment was made in November 2009.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

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

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 23, 2009	/s/ Larry E. Buffington
Larry E. Buffington
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2009	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)