Form 10-K
period 2009-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2010-08-20
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $6,500,357. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $0.18 per share, the closing price of the Common Stock as reported on the OTC Bulletin Board on June 30, 2009 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of June 30, 2009 is deemed to be an affiliate.

The number of common shares outstanding as of August 20, 2010 was 84,763,339, respectively.

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

General Corporate Information

We were originally incorporated in California in 1987, and we reincorporated in Delaware in May 2003.  Our principal executive offices are located at 30452 Esperanza, Rancho Santa Margarita, California 92688. Our telephone number at that address is (949) 635-2100. Our Internet website address is www.liquidmetal.com and all of our filings with the Securities and Exchange Commission  (“SEC”) are available free of charge on our website.

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

Results of segment operations and assets are included in Note 15 to the Consolidated Financial Statements contained in this Form 10-K.

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

Prior to 1993, commercially viable amorphous alloys could be created only in thin forms, such as coatings, films, or ribbons. However, in 1993, researchers at the California Institute of Technology (Caltech) developed the first commercially viable amorphous alloy in a bulk form. Today, bulk Liquidmetal alloys can be formed into objects that are up to one inch thick, and we are not aware of any other commercially available amorphous alloys that can achieve this thickness. We obtained the exclusive right to commercialize the bulk amorphous alloy through a license agreement with Caltech and have developed the technology to enable the commercialization of the bulk amorphous alloys.

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

Applications for Liquidmetal Alloys

We have focused our commercialization efforts for Liquidmetal alloys on four identified product areas.  We believe that these areas are consistent with our strategy in terms of market size, building brand recognition, and providing an opportunity to develop and refine our processing capabilities. Although we believe that strategic partnering transactions could create valuable opportunities beyond the parameters of these target markets, we anticipate continuing to pursue these markets both internally and in conjunction with partners.

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

Medical Devices

We are engaged in product development efforts relating to various medical devices that could be made from Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide a combination of performance and cost benefits that could make them a desirable replacement to incumbent materials, such as stainless steel and titanium, currently used in various medical device applications.  Our ongoing emphasis has been on surgical instrument applications for Liquidmetal alloys. These include, but are not limited to, specialized blades, orthopedic instruments utilized for implant surgery procedures, dental devices, and general surgery devices. The potential value offered by our alloys is high performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape cast into components, thus reducing costs of secondary processing. The status of most components in the prototyping phase is subject to non-disclosure agreements with our customers.

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

Going Concern /Liquidity

We have experienced significant cumulative operating losses since our inception. Our net income for the fiscal year ended December 31, 2009 was $0.3 million while our net loss for the fiscal years ended December 31, 2008 and 2007 was $6.6 million, and $5.6 million, respectively.  In the audit report on our financial statements for our fiscal years ended December 31, 2009 and 2008, our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.

On May 1, 2009, we completed a financing transaction (the “Transaction”) whereby aggregate cash of $2.5 million and principal and accrued interest of $20.6 million due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7.5 million of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”).  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”).  On August 5, 2010, we repaid in full all principal and interest on the Exchange Notes in the amount of $8.2 million, and all security interests on our assets securing such obligations were released and terminated.

On October 30, 2009, we entered into an agreement with various investors to issue 180,000 shares of convertible Series A-1 Preferred Stock for $0.9 million of cash pursuant to the Series A-1 Option.

On May 28, 2010, we issued $2.0 million of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  Following the due date, the interest on the January 2011 Subordinated Note shall be 15%.  The January 2011 Subordinated Note may be repaid in whole or in part at any time without penalty or premium, but is subordinate in right of payment to the January 2011 Notes and may not be paid until after the January 2011 Notes are paid in full.  We may, at our sole discretion, elect to pay all or any portion of the outstanding principal or accrued interest in cash or the Company’s common stock or any combination thereof, at a value equal to the lower of $0.26 per share or the average market price per share for the 10 previous trading days immediately prior to the date the payment is made. As a condition for the January 2011 Subordinated Note, Carlyle Liquid Holdings, LLC, a current stockholder of the Company granted the holder of the January 2011 Subordinated Note a warrant to purchase up to 7,700,000 shares of the Company’s common stock at a price equal to $0.26 per share, which warrant is exercisable for a period of 90-days beginning on the date in which we repay the January 2011 Subordinated Note in cash (if we repay in cash).  On August 5, 2010, we repaid in full all principal and accrued interest of $2.0 million on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, we entered into a Subscription Agreement pursuant to which we issued 7,870,307 shares of our common stock for an aggregate price of $2.0 million.

We have approximately $0.3 million of principal and accrued interest outstanding as of December 31, 2009, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  On August 5, 2010, we repaid in full all principal and interest on the Bridge Notes in the amount of $0.3 million.

We have $0.3 million of outstanding loan as of December 31, 2009 under a factoring, loan, and security agreement with a financing company.  In June 2009, we received a formal notice of default from the financing company for repayment of the outstanding loan balance and entered into a settlement agreement with the financing company whereby we agreed to repay approximately $0.1 million each month until the outstanding loans and accrued fees have been repaid.   As of December 31, 2009, we were unable to pay the $0.1 million monthly payments and were in discussions with the financing company to either extend or enter into another settlement agreement.  On August 5, 2010, we repaid in full all principal, interest and fees on the factoring loan in the amount of $0.3 million and all security interests on our assets securing such obligation was released and terminated.

We have outstanding liens on assets by our South Korean subsidiary by various creditors for past-due trade payables totaling $1.3 million, of which $1.1 million is held by creditors in South Korea, as of December 31, 2009.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

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

Our Intellectual Property

Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 50 owned or licensed U.S. patents and numerous patent applications relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have purchased patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology acquired from Caltech through a license agreement (“Caltech License Agreement”) with Caltech.  In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys, the composition of our coatings and powders, and the processing of our alloys. The patents relating to our coatings expire on various dates until 2020 and the patents relating to our bulk amorphous alloys expire on various dates between 2013 and 2028. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. Our internal research and development efforts are conducted by a team of 10 scientists and engineers whom we either employ directly or as a consultant.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2009, 2008 and 2007, were $1.2 million, $1.0 million, and $1.1 million, respectively.

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

In June 2007, we entered into a licensing agreement with Liquidmetal Korea Co. Ltd (“LMK”), a South Korean company,  for a 10-year exclusive license to manufacture Liquidmetal alloys for customers whose principal headquarters or major operations are based in South Korea.  Subsequent to December 31, 2009, the licensing agreement with LMK was terminated on June 15, 2010.

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

Customers

During 2009, one customer, Liquidmetal Korea Co. Ltd. (“LMK”), accounted for more than 10% of our revenues from continuing operations.  During both of 2008 and 2007, two customers, Grant Prideco and Liquidmetal Korea, accounted for 10% or more of our revenues from continuing operations. We expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even as our bulk Liquidmetal alloy business grows.

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

Our Liquidmetal alloy coatings face competition from industrial coatings currently manufactured or sold by other companies. At present, the primary competitors of our coatings business are Varco International, Inc. and Arnco Technology Trust, Limited. Although we believe, based on market data gathered by us, that our coatings compete favorably with these companies’ products and that we continue to maintain the dominant market share with respect to protective coatings for oil and gas drill pipe and casings, these competitors are larger well-established businesses that have substantially greater financial, marketing, and other resources than we do.

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

Employees

As of December 31, 2009, we had 52 full-time and 2 part-time employees for a total of 54 employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

We have experienced significant cumulative operating losses since our inception.  Our net income for the fiscal year ended December 31, 2009 was $0.3 million while our net loss for the fiscal years ended December 31, 2008 and 2007 was $6.6 million and $5.6 million, respectively.  We had an accumulated deficit of approximately $162.8 million at December 31, 2009. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued equipment manufacturing and retail golf operations.  We anticipate that we may continue to incur operating losses for the foreseeable future.  Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

For the near future, we expect that a significant portion of our revenue will be concentrated in a limited number of customers. For example, for the years ended December 31, 2009, 2008 and 2007, revenues from two customers, Grant Prideco and Liquidmetal Korea, represented approximately 39%, 19% and 22% respectively, of total revenues from continuing operations.  A reduction, delay, or cancellation of orders from one or more of these customers or the loss of one or more customer relationships could significantly reduce our revenue. Unless we establish long-term sales arrangements with these customers, they will have the ability to reduce or discontinue their purchases of our products on short notice.

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

Our business is based upon the commercialization of a new and unique materials technology. Our future growth and success will depend in part on our ability to retain key members of our management and scientific staff, who are familiar with this technology and the potential applications and markets for it. For example, as a result of their experience and knowledge of our alloy technology, we believe that our future growth and success will depend in large part on the efforts of Larry Buffington, our former President and Chief Executive Officer. We do not have “key man” or similar insurance on any of these individuals. If we lose their services or the services of other key personnel, our financial results or business prospects may be harmed. Additionally, our future growth and success will depend in part on our ability to attract, train, and retain scientific engineering, manufacturing, sales, marketing, and management personnel. We cannot be certain that we will be able to attract and retain the personnel necessary to manage our operations effectively. Competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. Moreover, the employment of non-citizens may be restricted by applicable immigration laws.

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

We expect that we will continue to manufacture a substantial portion of our initial bulk Liquidmetal alloy products in our South Korean facility and derive a material portion of our revenues from customers in South Korea and revenues from products manufactured by our licensing partner in China.  For our fiscal years ended December 31, 2009, 2008 and 2007, approximately 31%, 5% and 27%, of our revenues came from customers located in South Korea, respectively.  As a result, our manufacturing operations and financial results are subject to risks of political instability, including the risk of conflict between North Korea and South Korea and tensions between the United States and North Korea. In addition, we anticipate that the trend of foreign customers accounting for a significant portion of our total revenues may continue. Specifically, we expect to continue to derive a significant amount of revenue from sales to customers located in Asia. A downturn in the economies of Asian countries where our products will be sold, particularly South Korea’s economy, could materially harm our business.

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

We expect to conduct business in various foreign currencies and will be exposed to market risk from changes in foreign currency exchange rates and interest rates. Fluctuations in exchange rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. dollar revenue derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase further. Moreover, as a result of operating a manufacturing facility in South Korea, a substantial portion of our costs are and will continue to be denominated in the South Korean won. Adverse changes in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. The average foreign exchange rates for the years ended December 31, 2009, 2008 and 2007 were 1,279, 1,103 and 935 South Korean Won to the U.S. dollar, respectively. The fluctuations in the exchange rates resulted in foreign currency translation gain (loss) of $0.4 million, ($1.8) million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our inability to protect our licenses, patents, and proprietary rights in the United States and foreign countries could harm our business because third parties may take advantage of our research and development efforts.

We have obtained several patents relating to amorphous alloy technology, and we have other rights to amorphous alloy patents through an exclusive license from the California Institute of Technology (“Caltech”).  Our success depends in part on our ability to obtain and maintain patent and other proprietary right protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. Specifically, we must:

•                  protect and enforce our owned and licensed patents and intellectual property;

•                  exploit our patented technology (owned and licensed); and

•                  operate our business without infringing on the intellectual property rights of third parties.

Our licensed technology comprises several issued United States patents covering the composition and method of manufacturing of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. The patents relating to our coatings have various expiration dates until 2020, and those relating to our bulk amorphous alloys have expiration dates between 2013 and 2028. We continue to hold other coatings related patents; however, if we are unable to protect our proprietary rights prior to the expiration of these patents, we may lose the advantage we have established as being the first to market bulk amorphous alloy products. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

As of December 31, 2009, our long-term debt was $14.1 million, net of debt discount of $3.2 million, including the current portion of such debt.  Our long-term debt (including the current portion) includes the following:

•                  $4.7 million in principal outstanding under the 8% Senior Secured Convertible Notes due January 2011 (the “January 2011 Notes”) issued in May 1, 2009;

•                  $1.4 million in principal outstanding under the Bank Midwest term loan issued in July 2007;

•                  $0.1 million in principal outstanding under the Bank Midwest capital loans issued in August 2007 and October 2008;

•                  $7.6 million in principal outstanding under the C3 Capital Partners Subordinated Promissory Notes due July 2012 issued in July 2007; and

•                  $0.3 million in principal outstanding under the 8% Unsecured Subordinated Notes issued in 2006 private placements.

As of December 31, 2009, our short-term debt was $0.9 million.  Our short-term debt included the following:

•                  $0.3 million in outstanding advances received under a factoring, loan, and security agreement executed in April 2005, as amended, with a financing company;

•                  $0.3 million in outstanding advances received under a revolving loan from Bank Midwest issued in July 2007;

•                  $0.1 in outstanding advances received from John Kang, our former Chairman; and

•                  $0.2 in outstanding advances received from Ricardo Salas, our Executive Vice President.

The $0.3 million in aggregate principal amount under the 8% Unsecured Subordinated Notes became due in August 2007, and $4.7 million in aggregate principal amount under our January 2011 Notes is due on January 3, 2011.

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

We have approximately $0.3 million of principal and accrued interest outstanding as of December 31, 2009, under the 8% unsecured subordinated notes (“Bridge Notes”), which were due August 17, 2007.  As of the date of this report, we did not have sufficient funds to repay the Bridge Notes and were in default under the Bridge Notes.  On August 5, 2010, we repaid in full all principal and interest on the Bridge Notes in the amount of $0.3 million.

We have $0.3 million of outstanding loan as of December 31, 2009 under a factoring loan, and security agreement with a financing company.  As of the date of this report, we did not have sufficient funds to repay the loan and were in default under this loan.  On August 5, 2010, we repaid in full all principal and interest on the factoring loan in the amount of $0.3 million and all security interests on our assets securing such obligation was released and terminated.

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

During 2009, the highest bid price for our common stock was $0.44 per share, while the lowest bid price during that period was $0.08 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

The convertible notes issued in our May 1, 2009 financing transaction (“January 2011 Notes”) contain “full-ratchet” anti-dilution rights.  As a result of these anti-dilution rights, if we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted January 2011 Notes will be decreased to equal such lower price.  The foregoing adjustments to the conversion price of the January 2011 Notes will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions.

In addition to the above-described full-ratchet anti-dilution rights, warrants issued under the January 2011 Notes and certain previously issued warrants contain “weighted-average” anti-dilution provisions.  As of December 31, 2009, we had warrants to purchase 59,928,242 shares at exercise prices ranging from $0.50 to $1.75 with weighted-average anti-dilution provisions.  Under these provisions, if we issue shares in the future for consideration below the conversion or exercise prices then in effect, then (with certain exceptions, including the issuance of stock options) the conversion price for our convertible notes would automatically be reduced (allowing the holders of the notes to receive additional shares of common stock upon conversion) and the exercise price of the warrants would automatically be reduced (with a corresponding increase in the number of shares issuable pursuant to such warrants).

To illustrate the impact of these weighted-average anti-dilution provisions, because of the issuance of the January 2011 Notes in May 2009 and the reduction of the conversion price of certain previously issued warrants, the above-described warrants outstanding as of December 31, 2009 includes an aggregate of 3,214,451 additional shares of our common stock that have become issuable as a result of the operation of these weighted-average anti-dilution provisions.  It is also possible that a future triggering of the full-ratchet anti-dilution rights in our January 2010 Notes could result in a corresponding triggering of the above-described weighted-average anti-dilution provisions in the other notes and warrants.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices and principal research and development offices are located in Rancho Santa Margarita, California and consist of approximately 15,000 square feet. This facility is occupied pursuant to a lease agreement that expires on April 20, 2012.

In Kingwood, Texas, we lease an office for our coatings business segment.  This facility, which is approximately 2,715 square feet, is leased through December 31, 2012.

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

Item 3. Legal Proceedings

On August 6, 2010, SAGA, SpA in Padova, Italy, (“SAGA”) filed a litigation case against us claiming damages of $3.2 million for payment on a loan and for breach of contract in connection with the formation of LSI, a joint venture between us and SAGA.  We are in the process of responding to the claim and working with SAGA to resolve the matter.

Item 4.  Submission of Matters to a Vote of Security Holdings

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LQMT.”  On April 6, 2010, the last reported sales price of our common stock was $0.10 per share.  As of April 6, 2010, we had 267 record holders of our common stock.

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

2009	High	Low
Fourth Quarter	$0.21	$0.11
Third Quarter	$0.22	$0.14
Second Quarter	$0.44	$0.16
First Quarter	$0.30	$0.08

2008	High	Low
Fourth Quarter	$0.33	$0.06
Third Quarter	$0.57	$0.20
Second Quarter	$0.75	$0.50
First Quarter	$0.75	$0.53

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance future growth.

Item 6. Selected Consolidated Financial Data

The following table shows our selected consolidated financial data as of and for the years ended December 31, 2005 through 2009.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
				(Restated)	(Restated)
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$14,720	$22,083	$29,022	$27,669	$16,365
Cost of sales	9,097	17,131	26,459	22,418	15,129
Gross profit	5,623	4,952	2,563	5,251	1,236

Operating expenses:
Selling, general and administrative expenses	6,740	6,529	8,921	9,962	8,534
Research and development expenses	1,173	1,022	1,123	950	1,120
Impairment of long-lived assets	1,381	132	—	—	4,487
Total operating expenses	9,294	7,683	10,044	10,912	14,141

Loss before interest, other income, income taxes, non-controlling interest and discontinued operations	(3,671)	(2,731)	(7,481)	(5,661)	(12,905)
Loss from extinguishments of debt	(1,471)	—	(648)	—	(1,247)
Change in value of warrants, gain	9,835	1,890	4,923	279	3,985
Change in value of conversion feature, gain (loss)	1,827	1,987	6,965	(226)	9,118
Other expense	(308)	(17)	—	—	—
Other income	—	429	226	572	—
Interest expense	(5,862)	(7,712)	(9,364)	(9,509)	(6,021)
Interest income	—	3	123	23	17

Gain (loss) before income taxes, minority interest and discontinued operations	350	(6,151)	(5,256)	(14,522)	(7,053)
Income taxes	(168)	—	—	—	—

Income (loss) before non-controlling interest	182	(6,151)	(5,256)	(14,522)	(7,053)
Non-controlling interest	69	(421)	(384)	—	—

Income (loss) from continuing operations	251	(6,572)	(5,640)	(14,522)	(7,053)

Net income (loss)	$251	$(6,572)	$(5,640)	$(14,522)	$(7,053)

Income (loss) per share from continuing operations - basic and diluted	$0.01	$(0.15)	$(0.13)	$(0.33)	$(0.17)

Income (loss) per share from continuing operations - basic	$0.01	$(0.15)	$(0.13)	$(0.33)	$(0.17)
Income (loss) per share from continuing operations - diluted	$0.00	$—	$—	$—	$—

Weighted average common shares - basic	46,084	44,735	44,730	43,809	41,833
Weighted average common shares - diluted	214,429	44,735	44,730	43,809	41,833

	As of December 31,
	2009	2008	2007	2006	2005
					(Restated)
	(in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$151	$157	$1,180	$144	$1,392
Working capital (deficiency)	(13,084)	(20,755)	(12,324)	(23,157)	(10,993)
Total assets	10,440	13,240	22,513	22,244	21,563
Long-term debt, including current portion, net of discount	14,054	22,693	20,724	14,705	6,776
Shareholders’ equity (deficiency)	(18,367)	(20,380)	(14,580)	(10,363)	(1,320)

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

Impairment of Long-Lived Assets consists of a write-down of $1.4 million of our manufacturing facility in Pyongtaek, South Korea. While we have actively marketed the manufacturing facility for ultimate sale, we were unable to sell this facility and determined that the carrying value of the idle equipment exceeded its fair value in the amount of $1.4 million during the fourth quarter of fiscal year 2009.

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

Change in Value of Conversion Feature consists of changes to the fair value of the embedded conversion feature of our senior convertible notes.  The embedded conversion feature has been accounted for as a separate derivative instrument in accordance with ASC 815 with a change in fair values reported in earnings.  The change in fair values is determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding conversion features.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.  In January 2007 and June 2007, we contributed additional $0.2 million and $0.1 million, respectively, into LSI as additional investment.  The contribution did not change our 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to us certain business assets including manufacturing equipment acquired under the joint venture.  During the fourth quarter of the year ended December 31, 2009, we wrote-off its investment of $0.3 million in the joint venture due to slower than anticipated growth in the eyewear industry.  During the years ended December 31, 2009, 2008 and 2007, we recognized revenues of $0, $0 and $0.1 million, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture.

On August 6, 2010, SAGA filed a litigation case against us claiming damages of $3.2 million for payment on a loan and for breach of contract in connection with the formation of LSI, a joint venture between us and SAGA.  We are in the process of responding to the claim and working with SAGA to resolve the matter.

In a connection to an equipment purchase agreement entered into with Grace Metal, currently Liquidmetal Korea Co., Ltd. (“LMK”), a South Korean corporation, effective June 1, 2007, we discontinued our post-processing operation in Weihai, China and transferred our manufacturing staff and equipment in Weihai to LMK under an amendment to the equipment purchase agreement with LMK. Further, we transferred certain of our manufacturing staff from our South Korean plant to LMK. LMK was formed by an investor group that includes the former director and officer of our company, James Kang, who is also the brother of John Kang, former Chairman of the Board of our company.

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

Results of Operations

Comparison of the years ended December 31, 2009 and 2008

Revenue. Revenue decreased $7.4 million to $14.7 million for the twelve months ended December 31, 2009 from $22.1 million for the twelve months ended December 31, 2008.  The decrease consisted of $2.7 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of increased reliance on our licensee to market and sell bulk Liquidmetal alloys, a decrease of $3.9 million from sales of our coating products as a result of decrease in demand from oil drilling applications, and a decrease of $0.8 million from our research and development contracts.

Cost of Sales. Cost of sales decreased to $9.1 million, or 62% of revenue, for the twelve months ended December 31, 2009 from $17.1 million, or 78% of revenue, for the twelve months ended December 31, 2008.  The decreases were a result of a continued change in revenue mix during the twelve months ended December 31, 2009.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $6.7 million, or 46% of revenue, for the twelve months ended December 31, 2009 from $6.5 million, or 30% of revenue, for the twelve months ended December 31, 2008. The increase was primarily a result of an increase in bad debt expense of $1.3 million offset by a decrease in salaries and related benefits expense of $0.4 million, decrease in product warranty expense of $0.2 million, decrease in professional services expense of $0.2 million, decrease in travel expenses of $0.2 million and decrease in depreciation expense of $0.1 million.

Research and Development Expenses. Research and development expenses increased to $1.2 million, or 8% of revenue, for the twelve months ended December 31, 2009 from $1.0 million, or 5% of revenue, for the twelve months ended December 31, 2008. The increase was primarily a result of an increase in salaries and related benefits expenses of $0.1 million and increase in amortization expense of $0.1 million.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Impairment of Long-Lived Assets. Impairment of long-lived assets was $1.4 million or 9% of revenue for the twelve months ended December 31, 2009 from a write-down of our manufacturing facility in Pyongtaek, South Korea.  Impairment of long-lived assets was $0.1 million, or 1% of revenue, for the twelve months ended December 31, 2008 from of a write-down of idle equipment held by our South Korean subsidiary, Liquidmetal Technologies Co., Ltd. While we have actively marketed our manufacturing facility and the idle equipment for ultimate sale, we were unable to sell them and determined that their carrying value exceeded their fair value.

Loss from Extinguishments of Debts. Loss from extinguishments of debt increased to $1.5 million, or 10% of revenue, for the twelve months ended December 31, 2009 from $0 for the twelve months ended December 31, 2008.  The $1.5 million loss was recognized from the extinguishment of certain of our convertible and subordinated notes during the second quarter of 2009.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $9.8 million, or 67% of revenue, during the twelve months ended December 31, 2009 from a gain of $1.9 million, or 9% of revenue, during the twelve months ended December 31, 2008.  The change in value of warrants consisted of warrants issued from convertible and subordinated notes funded between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature.  Change in the value of our conversion feature liability resulted in gain of $1.8 million, or 12% of revenue, during the twelve months ended December 31, 2009 from a gain of $2.0 million, or 9% of revenue, during the twelve months ended December 31, 2008 primarily as a result of fluctuation in our stock prices.

Other Expense.  Other expense increased to $0.3 million for the twelve months ended December 31, 2009 from $17 thousand for the twelve months ended December 31, 2008, primarily from a write-down of our joint venture, Liquidmetal SAGA Italy, srl, with SAGA, SpA .

Other Income.  Other income was $0.4 million, or 2% of revenue, for the twelve months ended December 31, 2008, primarily from gain $0.2 million recognized from deferred gain on sale of equipment from 2007 and $0.2 million from write off accounts payables.  There was no other income for the twelve months ended December 31, 2009.

Interest Expense. Interest expense was $5.9 million, or 40% of revenue, for the twelve months ended December 31, 2009 and was $7.7 million, or 35% of revenue, for the twelve months ended December 31, 2008.  Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan.  The decrease was due to extinguishment of certain of our convertible and subordinated notes during the second quarter of 2009.

Interest Income.  Interest income was $3 thousand for the twelve months ended December 31, 2008 from interest earned on cash deposits.  There was no interest income for the twelve months ended December 31, 2009.

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

Loss from Extinguishments of Debts. Loss from extinguishments of debt decreased to $0 for the twelve months ended December 31, 2008 from $0.6 million, or 2% of revenue, for the twelve months ended December 31, 2007.  The $0.6 million loss was recognized from the extinguishment of certain of our convertible and subordinated notes in 2007.

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

QUARTERLY RESULTS

The following information presents our unaudited quarterly operating results for 2009 and 2008. The data has been prepared by Liquidmetal Technologies, Inc. on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof. These operating results are not necessarily indicative of our future performance.

	For the Three Months Ended
Consolidated Statements of Operations Data:	12/31/09	09/30/09	06/30/09	03/31/09
	(In thousands, except per share data)
	(Unaudited)
Revenue	$3,400	$4,209	$3,519	$3,592
Cost of sales	2,152	2,909	1,895	2,141
Gross profit	1,248	1,300	1,624	1,451

Operating expenses
Selling, general, and administrative	2,454	1,341	1,357	1,588
Research and development	276	349	301	247
Impairment of long-lived assets	1,381	—	—	—
Total operating expenses	4,111	1,690	1,658	1,835
Loss from operations	(2,863)	(390)	(34)	(384)

Loss from extingquishment of debt	—	—	(1,471)	—
Change in value of warrants, gain (loss)	1,697	2,015	6,249	(126)
Change in value of conversion feature, gain	393	474	930	30
Other expense	(308)	—	—	—
Other income	—	—	—	—
Interest expense	(1,102)	(1,055)	(1,415)	(2,290)
Interest income	—	—	—	—

(Loss) income before income taxes	(2,183)	1,044	4,259	(2,770)

Income Taxes	(48)	(75)	(45)

Net (loss) income	(2,231)	969	4,214	(2,770)

Net loss (income) attributable to noncontrolling interest	10	39	51	(31)

Net (loss) income attributable to Liquidmetal Technologies, Inc.	(2,221)	1,008	4,265	(2,801)

Other comprhensive income (loss):
Foreign exhange translation gain (loss)	98	393	336	(413)
Comprehensive (loss) income	$(2,123)	$1,401	$4,601	$(3,214)

Net (loss) income per share basic and diluted:
Net income (loss) attributable to Liquidmetal Technologies, Inc.	$(0.05)	$0.02	$0.09	$(0.06)

Number of weighted average shares - basic and diluted	47,507	46,595	45,408	44,825

	For the Three Months Ended
Consolidated Statements of Operations Data:	12/31/08	09/30/08	06/30/08	03/31/08
	(In thousands, except per share data)
	(Unaudited)
Revenue	$4,605	$5,041	$5,669	$6,768
Cost of sales	3,806	3,791	4,633	4,901
Gross profit	799	1,250	1,036	1,867

Operating expenses
Selling, general, and administrative	1,912	1,417	1,326	1,874
Research and development	207	279	278	258
Impairment of long-lived assets	132	—	—	—
Total operating expenses	2,251	1,696	1,604	2,132
Loss from operations	(1,452)	(446)	(568)	(265)

Change in value of warrants, (loss) gain	(495)	989	1,290	106
Change in value of conversion feature, (loss) gain	(117)	642	1,240	222
Other expense	—	—	—	(17)
Other income	182	—	247	—
Interest expense	(2,432)	(1,860)	(1,717)	(1,703)
Interest income	—	—	1	2

(Loss) income before minority interests	(4,314)	(675)	493	(1,655)

Minority interests	(80)	(115)	(65)	(161)

(Loss) income from operations before income taxes	(4,394)	(790)	428	(1,816)
Income taxes	—	—	—	—

Net (loss) income	(4,394)	(790)	428	(1,816)

Net (loss) income per share from continuing operations - basic and diluted	$(0.10)	$(0.02)	$0.01	$(0.04)

Weighted average common shares used to compute (loss) income per share from continuing operations - basic and diluted	44,759	44,726	44,726	44,726

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations through the sale of equity securities in private placements and our initial public offering, the sale of convertible notes and warrants in private placements, debt financing, and cash generated from operations.

Our cash (used in) provided by operating activities was ($3.4) million and $0.4 million for the years ended December 31, 2009 and 2008, respectively.  Our working capital deficit decreased from $20.8 million at December 31, 2008 to $13.1 million at December 31, 2009.  Our working capital deficit decrease of $7.7 million was primarily attributable to a decrease in current portion of long-term debt of $12.8 million, offset by a decrease in trade account receivables, net, of $1.1 million, a decrease in prepaid expenses and other current assets of $0.4 million, an increase of accounts payable and accrued expenses of $0.5 million and an increase in warrant liabilities of $3.3 million.

Our cash used in investing activities was $0.5 million for the year ended December 31, 2009 primarily from purchase of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $4.0 million for the year ended December 31, 2009.  We paid net $29.0 million in borrowings from a factoring agreement executed in April 2005, a revolving and term loan agreement executed in July 2007, and convertible and subordinated notes, which were offset by $16.6 million proceeds from issuance of convertible subordinated notes, $16.2 million proceeds from issuance of convertible preferred stocks and $0.2 million of contribution to noncontrolling interest.

On May 1, 2009, we completed a financing transaction (the “Transaction”) whereby aggregate cash of $2.5 million and principal and accrued interest of $20.6 million due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares of Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7.5 million of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”). Of the $2.5 million aggregate cash purchase price, approximately $0.1 million remains outstanding and is included prepaid expenses and other current assets in the condensed consolidated balance sheet as of December 31, 2009.  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”).  On November 1, 2009, the Company issued $0.4 million of additional Exchange Notes for accrued interest due under the notes in lieu of cash payment.

The Exchange Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at our company’s option, in the form of additional notes (in which case the interest rate will be 10%).  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  As of December 31, 2009, we have accrued dividends of $0.7 million included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance of the company of additional preferred stock, only when and as declared by our Board of Directors.  On August 5, 2010, we repaid in full all principal and interest on the Exchange Notes in the amount of $8.2 million and all security interests on our assets securing such obligations were released and terminated.

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

On October 30, 2009, we entered into an agreement with various investors to issue 180,000 shares of convertible Series A-1 Preferred Stock for $0.9 million of cash pursuant to the Series A-1 Option.  Further, we issued warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share with an expiration date of January 3, 2012.

On May 28, 2010, we issued $2.0 million of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  Following the due date, the interest on the January 2011 Subordinated Note shall be 15%.  The January 2011 Subordinated Note may be repaid in whole or in part at any time without penalty or premium, but is subordinate in right of payment to the January 2011 Notes and may not be paid until after the January 2011 Notes are paid in full.  We may, at our sole discretion, elect to pay all or any portion of the outstanding principal or accrued interest in cash or the Company’s common stock or any combination thereof, at a value equal to the lower of $0.26 per share or the average market price per share for the 10 previous trading days immediately prior to the date the payment is made. As a condition for the January 2011 Subordinated Note,

Carlyle Liquid Holdings, LLC, a current stockholder of the Company granted the holder of the January 2011 Subordinated Note a warrant to purchase up to 7,700,000 shares of the Company’s common stock at a price equal to $0.26 per share, which warrant is exercisable for a period of 90-days beginning on the date in which we repay the January 2011 Subordinated Note in cash (if we repay in cash).  On August 5, 2010, we repaid in full all principal and interest on the January 2011 Subordinated Notes in the amount of $2.0 million.  In connection with the repayment, on August 10, 2010, we entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock for an aggregate price of $2.0 million.

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

We have experienced significant cumulative operating losses since our inception. Our net income for the fiscal year ended December 31, 2009 was $0.3 million, while our net loss for the fiscal years ended December 31, 2008 and 2007 was $6.6 million and $5.6 million, respectively.  In the audit report on our financial statements for our fiscal years ended December 31, 2008 our auditors included a going-concern qualification indicating that our significant operating losses and working capital deficit cause substantial doubt about our ability to continue as a going concern.

We have approximately $0.3 million of principal and accrued interest outstanding as of December 31, 2009, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  On August 5, 2010, we repaid in full all principal and interest on the Bridge Notes in the amount of $0.3 million.

We have $0.3 million of outstanding loan as of December 31, 2009 under a factoring, loan, and security agreement with a financing company.  In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance and has entered into a settlement agreement with the financing company whereby it agreed to repay approximately $0.1 million each month until the outstanding loans and accrued fees have been repaid.   As of December 31, 2009, we were unable to pay the $0.1 million monthly payments and were in discussions with the financing company to either extend or enter into another settlement agreement.  On August 5, 2010, we repaid in full all principal, interest and fees on the factoring loan in the amount of $0.3 million and all security interests on our assets securing such obligation was released and terminated.

We have outstanding liens on assets by our South Korean subsidiary by various creditors for past-due trade payables totaling $1.3 million, of which $1.1 million is held by creditors in South Korea, as of December 31, 2009.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

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

Private Placements of Convertible Notes and Bridge Notes

The following private placement of convertible notes and bridge notes are outstanding as of December 31, 2009.

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

On May 1, 2009, we completed a financing transaction (the “Transaction”) whereby aggregate cash of $2.5 million and principal and accrued interest of $20.6 million due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7.5 million of new 8% Senior Secured Convertible Subordinated Notes due January 3, 2011 (the “January 2011 Notes”).  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”).

The January 2011 Notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.60 per share, subject to adjustment for stock splits, stock dividends, and the like.  The January 2011 Notes bear annual interest rate of 8% with interest payable in October and April in cash or, at our option, in the form of additional notes (in which case the interest rate will be 10%).  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%. As of December 31, 2009, we have accrued dividends of $0.7 million included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance of the company of additional preferred stock, only when and as declared by our Board of Directors.  On August 5, 2010, we repaid in full all principal and interest on the Exchange Notes in the amount of $8.2 million and all security interests on our assets securing such obligations were released and terminated.

The Series A-1 Preferred Stock and Series A-2 Preferred Stock are convertible into the company’s common stock at conversion price of $0.10 and $0.22 per common share, respectively.  As part of the Transaction, we issued warrants to purchase 3,125,007 shares and 42,329,407 shares of our company’s common stock at an exercise of $0.60 and $0.50 per share to the buyers of the January 2011 Notes and preferred stocks, respectively.  The warrants will expire in January 2012.  The conversion prices and the number of common stock issuable under the preferred stocks, Exchange Notes and warrants are subject to adjustments for anti-dilution purposes.

In connection with the Transaction, the Company and the Buyers entered into a Registration Rights Agreement under which the Company is required, upon the written request of the holders of more than fifty percent (50%) of the securities underlying the January 2011 Notes, warrants, and preferred stocks,  after 180 days of the closing of the Transaction, to file a registration statement with the SEC covering the resale of the shares of Company’s common stock issuable pursuant to the January 2011 Notes, the warrants and the preferred stocks and to use its best efforts to have the registration declared effective at the earliest date (but in no event later than 60 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review).  The Company may be required to pay liquidated damages as set forth in the Registration Rights Agreement, if the registration statement is not filed or does not become effective on a timely basis.

On October 30, 2009, we entered into an agreement with various investors, to issue 180,000 shares of convertible Series A-1 Preferred Stock for $0.9 million of cash pursuant to the Series A-1 Option.  Further, we issued warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share with an expiration date of January 3, 2012.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we purchased a 19.9% interest in the joint venture.  During the years ended December 31, 2009, 2008 and 2007, we recognized revenues of $0, $0 and $0.1 million, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture.  During the fourth quarter of the year ended December 31, 2009, the Company wrote-off its investment of $0.3 million in the joint venture due to slower than anticipated growth in the eyewear industry.

On August 6, 2010, SAGA filed a litigation case against us claiming damages of $3.2 million for payment on a loan and for breach of contract in connection with the formation of LSI.  We are in the process of responding to the claim and working with SAGA to resolve the matter.

CONTRACTUAL OBLIGATIONS

The following table summarizes our company’s obligations and commitments as of December 31, 2009:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (2)	$8,137	$259	$7,878	$—	$—
Long-term debt of majority owned subsidiary (2)	16,353	1,134	7,997	13	—
Short-term debt (3)	589	589	—	—	—
Short-term debt of consolidated subsidiary	307	307	—	—	—
Interest payments (4)	4,455	1,785	1,723	947	—
Operating leases and rents	855	365	490	—	—
Foster Wheeler	53	53	—	—	—
Dongyang	9	9	—	—	—
Nichimen	315	315	—	—	—
Totals (1)	$31,073	$4,816	$18,088	$960	$—

(1) Contractual cash obligations include Long-term debt comprised of $259 of Unsecured Subordinated Notes issued in 2006 and $7,878 of Convertible Unsecured Notes originally issued in 2009; Long-term debt of consolidated subsidiary comprised of $1,430 of Bank Midwest Term Loan, $7,613 of C3 Capital Partners Subordinated Notes, and $102 of Bank Midwest Promissory Notes; Short-term debt comprised of $284 outstanding advances received under factoring, loan, and security agreement, $130 of outstanding advances from John Kang, our former Chairman and $175 of outstanding advances from Ricardo Salas, our Executive Vice President; Short-term debt of consolidated subsidiary comprised of $307 of Bank Midwest revolving loan; future minimum lease payments under capital and operating leases; purchase commitments from consultants; payments due from assets purchased from Foster Wheeler thermal spray coatings business; payments due from our discontinued equipment manufacturing business; and minimum payments due under a distribution agreement.

(2) Does not include accrued and scheduled interest payments of $3,509; and un-amortized cash discount and discounts for conversion feature and warrants of $3,227 of our convertible notes.

(3) Does not include minimum interest and fee payments of $30.

(4) Interest payments include accrued and scheduled payments due on long-term debt and long-term debt of consolidated subsidiary with annual interest rates between 7.43% to 14.00%.  Interest payments also include estimated interest on short-term debt and short-term debt of majority owned subsidiary with annual interest rates between 8.48% to 10.00% with expected maturity of approximately 1 year.

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

•

We account for the warrants and the embedded conversion feature of our senior convertible notes as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Fair values of warrants and embedded conversion features are measured at each period end using Black-Scholes pricing models and changes in fair value during the period are reported in our earnings

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, we will adopt SFAS 160 in 2009. The presentation and disclosure requirements of this standard must be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interests and income from noncontrolling interests in our company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  We have adopted SFP 142-3 as of January 1, 2009

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) which clarifies that convertible debt instruments that may be settled in cash or other assets upon conversion are not addressed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity’s financial statements. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have adopted APB 14-1 as of January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We have adopted SFAS 162 as of January 1, 2009.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We have adopted EITF 07-5 as of January 1, 2009.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. We have adopted EITF 08-4 as of January 1, 2009.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). The provisions of FSP 141(R)-1 that amend SFAS 141(R) are effective for the first annual reporting period beginning on or after December 15, 2008. We adopted FSP 141(R)-1 on January 1, 2009, and the impact of this guidance will depend upon the nature, terms, and size of the acquisitions we consummate.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 that amend SFAS 115 and SFAS 124 are effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this FSP is not expected to affect our consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets,” which will be effective for us on January 1, 2010.  SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and removes the exception from applying FASB Interpretation 46R, “Consolidation of Variable Interest Entities”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We are currently evaluating the impact of adopting this standard on the consolidated financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R,” which will be effective for us on January 1, 2010. SFAS 167 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We do not expect a material effect from the adoption of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which was effective for us on September 30, 2009.  SFAS 168’s objective is to establish the FASB Accounting Standards Codification as the source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with US GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 will impact the Company’s consolidated financial statements since all future references to authoritative accounting literature will be in accordance with SFAS 168.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Foreign Exchange Rates. As a result of our manufacturing presence in South Korea, a substantial portion of our costs will be denominated in South Korean won. Consequently, fluctuations in the exchange rates of the South Korean won to the U.S. dollar will affect our costs of goods sold and operating margins and could result in exchange losses. Although we do not currently enter into foreign exchange hedge transactions, we may do so in the future as our business grows. Fluctuations in exchange rates resulted in foreign currency translation (loss) gains of $0.4 million, ($1.8) million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009, the end of the period covered by this report, our Chief Executive Officer (Principal Executive officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended December 31, 2009, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009. Management has not identified any material weaknesses in the company’s internal control over financial reporting as of December 31, 2009.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is a table identifying our directors and executive officers as of April 6, 2010:

Name	Age	Position

Larry Buffington	63	Former President and Chief Executive Officer

Tony Chung	40	Chief Financial Officer

Ricardo Salas	46	Executive Vice-President

Abdi Mahamedi	48	Chairman of the Board

Martin Weinstein	75	Vice Chairman of the Board

Robert Biehl	64	Director

Iraj Azarm	70	Director

Larry Buffington was elected by our Board of Directors to serve as the President and Chief Executive Officer in October 2006.  Mr. Buffington has been serving as full-time consultant to the Company since July 2006.  He is also the president of Buffington Consulting, a consulting firm that Mr. Buffington started in 1997 focusing on the assessment and turnaround of manufacturing operations.  Prior to starting Buffington Consulting, Mr. Buffington was the General Manager of the Communications Products Business Unit of Augat, Inc., a public company with worldwide manufacturing operations in communication, automotive and electronic products.  Mr. Buffington received a bachelor’s degree in Industrial Engineering from Pennsylvania State University in 1969.  On August 5, 2010, Mr. Buffington ceased to serve as the Company’s President and Chief Executive Officer, although Mr. Buffington will continue to serve as the Chief Executive Officer of the our majority-owned Liquidmetal Coatings subsidiary.

Tony Chung was elected by our Board of Directors to serve as the Chief Financial Officer in December 2008.  Mr. Chung most recently served as Chief Financial Officer at BETEK Corporation, a real estate and investment subsidiary of SK Engineering and Construction, and as Chief Financial Officer of Solarcity, a company providing advanced solar technology and installation services.  Mr. Chung is a Certified Public Accountant and served eight years at KPMG as an Audit and Consulting Manager for several large multinational companies.  He received his B.S. degree in Business Administration from University of California Berkeley’s Haas School of Business in 1992.  Mr. Chung is also an Attorney at Law and received his J. D. degree from Pacific Coast University School of Law in 2006.

Ricardo Salas began serving as our Executive Vice President on December 1, 2008.  He previously served as our Chief Executive Officer and President from December 30, 2005 through October 8, 2006.  Mr. Salas also served as a Board member of the Company from April 1995 to May 2003.  From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry.  He currently serves as a director of VillageEDOCS, a technology company providing software-as-a-service to the financial services, healthcare and various industries.  Mr. Salas received a B.A. degree in Economics from Harvard College in 1986.

Abdi Mahamedi has served as a director since May 2009 and became Chairman of the Board in March 2010.  Since 1987, Mr. Mahamedi has served as the President and Chief Executive Officer of Carlyle Development Group of Companies (“CDG”), which develops and manages residential and commercial properties in the United States on behalf of investors worldwide.  At CDG, Mr. Mahamedi evaluates and supervises all of the investment activities and management personnel.  Prior to joining CDG, Mr. Mahamedi founded Emanuel Land Company, a subsidiary of Emanuel & Company, a Wall Street investment banking firm, and served as a managing director for Emanuel Land Company from 1986 to 1987.  In 1983, Mr. Mahamedi received his B.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania, and in 1984 he received his M.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania.

Martin Weinstein has served as Vice-Chairman since March 2010.  Dr. Weinstein served as the Chairman and Chief Executive Officer of Sequa Corporation, New York, and Chairman of Chromalloy Gas Turbine Corporation, San Antonio, Texas. Chromalloy Gas Turbine Corporation, with sales of approximately $1.3 billion and six thousand employees worldwide, is the world’s largest supplier of advanced metallurgical and manufacturing services to the global gas turbine and jet engine industry.  He was also a founding stockholder of Tyco Labs, which then became Tyco Corporation, where he served as head of Tyco’s

Material Sciences Department.  In December of 2008, Martin Weinstein retired as Vice-Chairman and CEO of Sequa and Chairman of Chromalloy Gas Turbine Corporation where he remains a senior consultant to the company. He is currently the founder/owner of Sheffield Scientific, a company formed to pursue developments in advanced materials and energy.  Dr. Weinstein received his ScD in metallurgy from Massachusetts Institute of Technology.

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

Iraj Azarm has served as director since April 2009. Since 1987, Mr. Azarm has served as the Comptroller of CDG, where he directs the day to day activities of the company and acts as the liaison for investors and the firm’s institutional lenders. In 1963, Mr. Azarm received degrees in Mechanical Engineering and Economics from the University of California at Berkeley.

Change in Directors

In March 2010, Mr. John Kang voluntarily resigned as our company’s Chairman of the Board and Director.  Mr. Kang served as our Chairman and Director since August 2003.

In March, 2010, Mr. William Scott voluntarily resigned as our company’s Director.  Mr. Scott served as a Director of our company since May 2009

In March 2010, Mr. Martin Weinstein joined our company’s Board as Vice-Chairman.

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

On August 5, 2010, the Company appointed Thomas Steipp to serve as the Company’s President and Chief Executive Officer.  Mr. Steipp was also appointed as a member of the Company’s Board of Directors.  Upon Mr. Steipp’s appointment as the Company’s President and Chief Executive Officer, Larry Buffington ceased to serve as the Company’s President and Chief Executive Officer, although Mr. Buffington will continue to serve as the Chief Executive Officer of the Company’s majority-owned Liquidmetal Coatings subsidiary.

BOARD OF DIRECTORS

Terms of Directors

Each director serves a term of one-year until the next ensuing annual stockholder meeting or until his successor is duly elected or his earlier resignation or removal.

Audit Committee

Our board of directors has an Audit Committee that is currently comprised of Mr. Biehl.  The Audit Committee is responsible for reviewing the independence, qualifications, and activities of our independent certified accountants and our financial policies, control procedures, and accounting staff.  The Audit Committee is also responsible for the review of transactions between us and any officer, director, or entity in which an officer or director of our company has a material interest.  We do not have an “audit committee financial expert” as defined by the regulations of the Securities and Exchange Commission.   The Board of Directors will consider and appoint a financial expert to the Audit Committee in the near future.  However, our board of directors has determined that Mr. Biehl is an “independent” director within the meaning of Rule 10A-3(b)(i) under the Securities Exchange Act of 1934.  The Audit Committee is governed by a written charter approved by the board of directors.

Code of Ethics

Our board of directors has adopted a Code of Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The Code of Ethics is attached as Exhibit 14 to our Annual Report on Form 10-K filed on November 10, 2004.  In addition, we intend to promptly disclose (1) the nature of any amendment to our Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website at www.liquidmetal.com in the future. You may also request a copy of the Code by sending the request to information@liquidmetal.com.

Item 11.  Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the company during the year ended December 31, 2009: (i) Larry Buffington, our former President and Chief Executive Officer; (ii) Tony Chung, our Chief Financial Officer; (iii) Rick Salas, our Executive Vice-President and (iv) John Kang, our former Chairman of the Board.  These persons are hereafter referred to as our “named executive officers.”  The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2009, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2009 and 2008; (ii) the aggregate grant date fair value of stock and option awards granted during 2009 and 2008, computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2009 and 2008 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2009 and 2008; (v) all other compensation for 2009 and 2008; and, finally, (vi) the dollar value of total compensation for 2009 and 2008.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Larry Buffington	2009	$250,000	—	—	—	—	—	$11,436	(1)	$264,436
	2008	$250,000	—	—	—	—	—	$9,600	(2)	$259,600

Tony Chung	2009	$160,000	—	—	—	—	—	—		$160,000
	2008	$12,500	—	—	$9,027	—	—	—		$21,527

Ricardo Salas	2009	240,000	—	—	—	—	—	—		$240,000
	2008	$20,000	—	—	—	—	—	$220,000	(3)	$240,000

(1) Amount represents the fair value of stock options granted in 2008 under FASB ASC Topic 718 as discussed in Note 13, “Stock Compensation Plan” to our financial statement included elsewhere in this annual report on Form 10-K.

(2) Amount represents automobile lease payments on use of a company car as well as reimbursements for insurance premiums.

(3) Amount represents compensation earned for consulting services provided to the company from January 2008 through November 2008.

For a description of the material terms of employment agreements with our named executive officers, see “—Employment Agreements.”

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Vesting Commencement Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Larry Buffington	200,000	300,000	—	$0.772	09/19/2017	09/20/2008(1)	—	—	—	—

Tony Chung	40,000	160,000	—	$0.086	11/30/2018	12/01/2009(1)	—	—	—	—

Ricardo Salas	—	—	—	—	—	—	—	—	—	—

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

He will also forfeit the unvested portion of his interest in LMC if he terminates prior to the completion of his five years of employment with LMC.  On August 5, 2010, Mr. Buffington ceased to serve as the Company’s President and Chief Executive Officer, although Mr. Buffington will continue to serve as the Chief Executive Officer of LMC.

Tony Chung, who was elected as our Chief Financial Officer on December 1, 2008, receives a base salary of $160,000.  In connection with the commencement of his employment, Mr. Chung was granted an option to purchase up to 200,000 shares of Company common stock under the Company’s 2002 Equity Incentive plan. The option was granted at an exercise price equal to $0.09 per share, which was the fair market value of the Company’s common stock on the option grant date, and the option vests to the extent of 40,000 shares on each anniversary of the option grant date beginning in 2009.  We and Mr. Chung have not entered into an employment agreement relating to Mr. Chung’s employment with us, but we may determine to do so in the future.

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

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan that covers all of our employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by up to 15% of their taxable compensation or of the statutorily prescribed annual limit, whichever is lower, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan permits us, in our sole discretion, to make additional employer contributions to the 401(k) plan. However, we do not currently make employer contributions to the 401(k) plan and may not do so in the future. As such, contributions by employees or by us to the 401(k) plan, and the income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and we can deduct our contributions, if any, at the time they are made.

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

The table below presents estimate presents estimates of the amounts of compensation payable to each named executive officer upon a change in control and termination of the executive.  The amounts shown assume that such a change in control and termination were both effective as of December 31, 2009.  The actual amounts to be paid can only be determined at the time of a change in control or executive’s termination.

	Larry Buffington		Tony Chung		Ricardo Salas
Benefit	Change in Control	Termination	Change in Control	Termination	Change in Control	Termination
UNEARNED COMPENSATION (payment contingent on termination)
Cash Severance (a)	—	$896,000	—	—	—	—
Equity
Unexercisable Options	—	—	—	—	—	—
Benefits
Health	—	$11,593	—	—	—	—
Total	—	$907,593	—	—	—	—

(a)          For Mr. Buffington, reflects approximately 3.6 times his annual base pay for a termination.  Mr. Buffington will receive annual base salary through the later of one year or his initial 5 year term.  For Mr. Kang, reflects two times his annual base pay for a change of control or termination.

Director Compensation

The following table sets forth information regarding the compensation received by each of our directors during the year ended December 31, 2009;

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Abdi Mahamedi	—		—	—		—	—	—	—

Martin Weinstein	—		—	—		—	—	—	—

Robert Biehl	$48,000	(2)	—	$28,676	(3)	—	—	—	$76,676

Iraj Azarm	—		—	—		—	—	—	—

(1)                                  Amount represent the fair value of stock options granted in 2009 under FASB ASC Topic 718 as discussed in Note 12, “Stock Compensation Plan”, to our consolidated financial statements included in this report on Form 10K.

(2)                                  Amount of fees earned were reinvested into the Company as preferred stocks under a private placement of convertible notes in May, 2009 as discussed in Note 10, “Notes Payable” and Note 19, “Related Party Transactions”, to our consolidated financial statements included in this report on Form 10K.

(3)                                  551,041 shares of options were outstanding as of December 31, 2009.  Amount includes fair value of stock options issued for consulting services provided during 2009 totaling $27,509.

Our non-employee directors are entitled to receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 9, 2010 by:

•                  each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of April 9, 2010 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned. A total of 47,583,102 shares of our common stock were issued and outstanding as of April 9, 2010.  Unless otherwise indicated, the address of all directors and named executive officers is 30452 Esperanza, Rancho Santa Margarita, CA 92688.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders
Carlyle Liquid Holdings, LLC 2 Gannett Drive, Suite 201 White Plains, NY 10604	67,798,048		58.8%
Carlyle Liquid, LLC 2 Gannett Drive, Suite 201 White Plains, NY 10604	15,941,309		25.1%
Carlyle Holdings, LLC 2 Gannett Drive, Suite 201 White Plains, NY 10604	3,328,645		6.7%
Jack Chitayat 1836 Camino Del Teatro La Jolla, CA 92037	88,364,591	(1)	66.2%
Tjoa Thian Song 16 Raffles Quay #B1-14A Hong Leong Building Singapore 0101	8,508,523	(2)	16.3%
John Kang 23211 Pradera Road Coto de Caza, Ca 92679	6,744,973	(3)	13.2%

Directors and Named Executive Officers

Robert Biehl	751,518	(4)	1.6%
Iraj Azarm	20,000	(5)	*
Abdi Mahamedi	92,567,869	(6)	67%
Larry Buffington	330,000	(7)	*
Tony Chung	790,000	(8)	1.6%
Ricardo Salas	7,879,111	(9)	14.5%
All directors and executive officers as a group (6 persons)	102,338,498		69.8%

*  Less than one percent.

(1)          Includes:

(a)          660,309 shares issuable pursuant to currently exercisable warrants and 1,320,636 shares issuable pursuant to currently convertible preferred stocks held of record by Atlantic Realty Group, Inc.  Mr. Chitayat has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Atlantic Realty Group, Inc.;

(b)         5,313,764 shares issuable pursuant to currently exercisable warrants and 10,627,545 shares issuable pursuant to currently convertible preferred stocks held of record by Carlyle Liquid, LLC.  Mr. Chitayat has shared power to direct the voting and disposition of such shares as the sole shareholder of Atlantic Realty Group, Inc., which is a managing member of Carlyle Liquid, LLC.  Mr. Chitayat disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Carlyle Liquid, LLC;

(c)          22,599,343 shares issuable pursuant to currently exercisable warrants and 45,198,705 shares issuable pursuant to currently convertible preferred stocks held of record by Carlyle Liquid Holdings, LLC.  Mr. Chitayat has shared power to direct the voting and disposition of such shares as the sole shareholder of Atlantic Realty Group, Inc., which is a managing member of Carlyle Liquid Holdings, LLC.  Mr. Chitayat disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Carlyle Liquid Holdings, LLC;

(d)         100,000 shares issuable pursuant to currently exercisable warrants and held of record by Mr. Chitayat; and

(e)          91,792 shares held of record by a trust established by Mr. Chitayat for his minor children.  Mr. Chitayat continues to beneficially own all such shares.

(2)          Includes:

(a)          1,500,000 shares issuable pursuant to currently exercisable warrants and 3,000,000 shares issuable pursuant to currently convertible preferred stocks held of record by Mr. Song; and

(b)         3,874,585 of these shares are held of record by a revocable grantor trust established by Mr. Song for himself and his family members.  Mr. Song continues to beneficially own all such shares.

(3)          Includes:

(a)          500,000 shares issuable pursuant to currently exercisable warrants and 1,000,000 shares issuable pursuant to currently convertible preferred stocks held of record by Mr. Kang;

(b)         1,862,904 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of April 9, 2010.  Does not include 300,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 9, 2010; and

(c)          182,400 shares held by Mr. Kang’s minor children.

(4)          Includes 531,041 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of April 9, 2010.  Does not include 20,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 9, 2010.

(5)          Does not include 5,313,764 shares issuable pursuant to currently exercisable warrants and 10,627,545 shares issuable pursuant to currently convertible preferred stocks held of record by Carlyle Liquid, LLC.  Mr. Azarm is a 7% shareholder of Carlyle Liquid, LLC and do not possess voting or dispositive power over such shares.

(6)          Includes:

(a)          1,347,700 shares held of record by Carlyle Holdings, LLC.  Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Carlyle Development Group, Inc, which is a managing member and shareholder of Carlyle Holdings, LLC;

(b)         660,309 shares issuable pursuant to currently exercisable warrants and 1,320,636 shares issuable pursuant to currently convertible preferred stocks held of record by Carlyle Holdings, LLC.  Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Carlyle Development Group, Inc, which is a managing member and shareholder of Carlyle Holdings, LLC;

(c)          5,313,764 shares issuable pursuant to currently exercisable warrants and 10,627,545 shares issuable pursuant to currently convertible preferred stocks held of record by Carlyle Liquid, LLC.  Mr. Mahamedi has shared power to direct the voting and disposition of such shares as the sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Liquid, LLC.  Mr. Mahamedi disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Carlyle Liquid, LLC;

(d)         22,599,343 shares issuable pursuant to currently exercisable warrants and 45,198,705 shares issuable pursuant to currently convertible preferred stocks held of record by Carlyle Liquid Holdings, LLC.  Mr. Mahamedi has shared power to direct the voting and disposition of such shares as the sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Liquid Holdings, LLC.  Mr. Mahamedi disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Carlyle Liquid Holdings, LLC; and

(e)          1,670,617 shares issuable pursuant to currently exercisable warrants and 3,141,250 shares issuable pursuant to currently convertible preferred stocks held of record by Mr. Mahamedi.

(7)          Includes 200,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of April 9, 2010.  Does not include 300,000 shares issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 9, 2010.

(8)          Includes:

(a)          250,000 shares issuable pursuant to currently exercisable warrants and 500,000 shares issuable pursuant to currently convertible preferred stocks held of record by Mr. Chung;

(b)         Does not include 160,000 shares issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of April 9, 2010.

(9)          Includes:

(a)          2,557,844 shares issuable pursuant to currently exercisable warrants and 4,371,205 shares issuable pursuant to currently convertible preferred stocks held of record by Mr. Salas;

(b)         Does not include 3,480,299 shares issuable pursuant to currently exercisable warrants and 6,960,601 shares issuable pursuant to currently convertible preferred stocks held of record by Carlyle Liquid Holdings, LLC.  Mr. Salas is a 100% shareholder of Silver Lake Group, LLC which holds a 15.4% share interest in Carlyle Liquid Holdings, LLC.  Silver Lake Group, LLC does not possess voting or dispositive power over such shares, and Mr. Salas disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Silver Lake Group, LLC;

Equity Incentive / Equity Compensation Plans

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans.  We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

Securities authorized for issuance under equity compensation plans as of December 31, 2009 were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	4,389,882	$2.57	8,258,477
Equity compensation plans not approved by stockholders	59,928,242	$0.60	—
Total	64,318,124		8,258,477

Equity compensation plans not approved by stockholders consist of:

•                  Warrants to purchase up to 1,702,403 shares issued on June 13, 2005 with an exercise price of $1.05 per share and an expiration date of June 13, 2010;

•                  Warrants to purchase up to 5,493,355 shares issued on August 2, 2005 with an exercise price of $1.05 per share and an expiration date of August 2, 2010;

•                  Warrants to purchase up to 25,000 shares issued on May 17, 2006 with an exercise price of $1.75 per share and an expiration date of May 17, 2009;

•                  Warrants to purchase up to 741,829 shares issued between May 17, 2006 and December 1, 2006 with an exercise price of $1.05 per share and an expiration date of May 17, 2011;

•                  Warrants to purchase up to 1,562,531 shares issued between May 17, 2006 and December 1, 2006 with an exercise price of $1.14 per share and an expiration date of May 17, 2011;

•                  Warrants to purchase up to 42,578,117 shares issued on January 3, 2007 with an exercise price of $0.60 per share and an expiration date of January 3, 2012;

•                  Warrants to purchase up to 3,125,007 shares issued on January 3, 2007 with an exercise price of $0.50 per share and an expiration date of January 3, 2012;

•                  Warrants to purchase up to 200,000 shares issued on December 28, 2007 with an exercise price of $0.50 per share and an expiration date of December 28, 2012;

•                  Warrants to purchase up to 4,500,000 shares issued on October 30, 2009 with an exercise price of $0.50 per share and an expiration date of January 3, 2012.

The number of securities and type of plans available for future issuance of stock options as of December 31, 2009 were as follows:

	Options and Warrants for Common Shares
Plan Name	Authorized	Exercised	Outstanding	Available
1996 Stock Option Plan	12,903,226	1,974,365	56,960	—
2002 Equity Incentive Plan	10,000,000	—	2,601,523	7,398,477
2002 Non-employee Director Stock Option Plan	1,000,000	—	140,000	860,000
Total Stock Options	23,903,226	1,974,365	2,798,483	8,258,477

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

As of December 31, 2009, options to purchase 56,960 shares of common stock were outstanding at a weighted average price of $7.02 per share under the 1996 Stock Option Plan. As of December 31, 2009, options to purchase 1,974,365 shares had been issued upon exercise of options under the plan. There were 56,960 options exercisable under the 1996 Stock Option Plan as of December 31, 2009.

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

The plan may be amended, altered, suspended or terminated by our board of directors at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option previously granted without the consent of the affected optionee. Unless terminated sooner, the plan will terminate automatically in September 2012.  As of December 31, 2009, there were 2,601,523 outstanding options or stock awards at a weighted average price of $1.28 under the plan.  There were 1,664,023 options exercisable under the 2002 Equity Incentive Plan as of December 31, 2009.

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

As of December 31, 2009, options to purchase 140,000 shares of common stock were outstanding at a weighted average price of $1.13 per share under the 2002 Non-employee Director Stock Option Plan. There were 52,000 options exercisable under the 2002 Non-employee Director Stock Option Plan as of December 31, 2009.

The plan will terminate in October 2012, unless our board of directors terminates it sooner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Soo Buchanan, the sister of John Kang, the Company’s former Chairman, occasionally provides services to us as a consultant.  During the years ended December 31, 2009, 2008 and 2007, the Company incurred $0, $0.1 million and $0, respectively, for her services as a consultant.  Additionally, Otis Buchanan, the husband of Ms. Buchanan, is employed by us and was paid aggregate compensation of approximately $0.1 million during each of the years ended December 31, 2009, 2008 and 2007.

During the year ended December 31, 2009, John Kang, our former Chairman, advanced us $0.2 million to fund working capital needs.  We repaid $0.1 million of the advance and have $0.1 million outstanding as of December 31, 2009, which is included in short-term debt.  Further, Mr. Kang entered into a Continuing Guarantee Agreement, dated January 5, 2009, to personally guarantee repayment of our outstanding borrowings made under a Factoring Agreement.

In May 2009, we completed a transaction in which (i) the holders of our 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated “Series A-2 Preferred Stock”, together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock”.  The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the “Carlyle Entities”), which are two investor entities organized by Abdi Mahamedi and Jack Chitayat.  Mr. Mahamedi became a director and greater-than-5% beneficial owner of our company by reason of the May 2009 transaction, and Jack Chitayat is a former director of our company who became a greater-than-5% beneficial owner of our company by reason of the May 2009 transaction.  Mr. Mahamedi and Mr. Chitayat have shared voting and investment control over the shares held by the Carlyle Entities due to the fact that other entities owned by them are the managing members of these two Carlyle entities.  Additionally, Mr. Iraj Azarm and Mr. Robert Biehl, directors of our company, are passive investors in the Carlyle Entities.

We have an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation headed by Mr. Chitayat.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  We, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  We recognized revenues from product sales and licensing fees of $0.2 million and $0.3 million from LLPG during the years ended December 31, 2009 and 2008, respectively.  Approximately, $0 and $30 thousand is included in accounts receivables as of December 31, 2009 and 2008, respectively, for outstanding trade receivables due from LLPG.

As of December 31, 2009 and 2008, Ricardo Salas, our Executive Vice President, held $0 and $0.4 million of the convertible unsecured subordinated notes, respectively, and $0.3 million of the unsecured subordinated notes for both periods.  Mr. Salas advanced us $0.2 million during the year ended December 31, 2009 to meet working capital needs and are included in short-term debt.  The $0.2 million advance accrues interest at an annual rate of 10%.

On June 1, 2007, we entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase various equipments (including die casting machines and vacuum induction melters) used in our bulk amorphous alloy business segment and (ii) we granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  LMK was formed by an investor group that includes the former director and officer of our Company, James Kang, who is also the brother of John Kang, former Chairman of our company.  Under an equipment purchase agreement between us and LMK, LMK agreed to buy the purchased equipment for a total purchase price of $2 million.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate our continuing manufacturing needs, and it also provides that we will retain a security interest in the purchased equipment until full payment of the purchase price.

In consideration of the license agreement with LMK, we will be entitled to royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  Effective June 1, 2008, the royalty rate was adjusted to 5%.  The agreement provides that we may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $0.5 million or more per year.  The agreement also provides that LMK will be required to purchase all alloy feedstock from us, and we will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.  Subsequent to December 31, 2009, the license agreement with LMK was terminated on June 15, 2010.

We purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, we began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as we began significant outsourcing of its bulk alloy parts production. We incurred expenses for purchase of production supplies and outsourcing fees of $1.3 million, $2.1 million and $0.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.  There is $0 included in accounts payable and accrued expenses for both December 31, 2009 and 2008, for outstanding trade payables due to LMK.  We recognized revenue from sales of raw materials and royalties for a total of $4.5 million, $2.0 million and $3.4 million during the years ended December 31, 2009 and 2008, respectively.  Approximately, $0 and $0.2 million is included in accounts receivables as of December 31, 2009 and 2008, respectively, for outstanding trade receivables due from LMK.

In October 2009, John Kang, our Company’s former Chairman, Tony Chung, our Company’s Chief Financial Officer, and Ricardo Salas, our Company’s Executive Vice President, acquired 80,000 shares of our Company’s Series A-1 Preferred Stock and 2,000,000 warrants for an aggregate cash price of $0.4 million.  The Series A-1 Preferred Stock are convertible into our Company’s common stock at a conversion price of $0.10 per common share.  Further, the warrants are issuable into our Company’s common stock at an exercise price of $0.50 per share and expire on January 3, 2012.

Item 14. Principal Accountant Fees and Services

Choi, Kim & Park, LLP

The following table summarizes the aggregate fees billed to the Company by Choi, Kim & Park, LLP for professional services:

Fees	2008	2009
Audit Fees (1)	$297,000	$188,000

(1) Audit Fees.

Fees for audit services billed in 2009 consisted of:

•                  Audit of the Company’s financial statements for 2008; and

•                  Review of the Company’s quarterly financial statements for 2009

Fees for audit services billed in 2008 consisted of:

•                  Audit of the Company’s financial statements for 2007;

•                  Review of the Company’s quarterly financial statements for 2008; and

•                  Review of the Company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 for 2007.

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

(c)  Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2003).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on August 14, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 6, 2009).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

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

Exhibit Number	Document Description

No. 2) filed on July 20, 2006 (Registration No. 333-130251)).

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

10.33	First Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated February 22, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on February 28, 2008).

10.34	Form of Convertible Subordinated Note, dated October 1, 2007 (incorporated by reference from Exhibit 10.34 to the Form 10-K filed on April 3, 2008).

10.35	Form of Convertible Subordinated Note, dated December 28, 2007(incorporated by reference from Exhibit 10.35 to the Form 10-K filed on April 3, 2008).

10.36	Form of Common Stock Purchase Warrant, dated December 28, 2007(incorporated by reference from Exhibit 10.36 to the Form 10-K filed on April 3, 2008).

Exhibit Number	Document Description

10.37	Form of Letter dated, October 31, 2007, to extend 8% Unsecured Subordinated Note due date (incorporated by reference from Exhibit 10.37 to the Form 10-K filed on April 3, 2008).

10.38	First Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated February 22, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on February 22, 2008).

10.39	Form of Convertible Subordinated Note, dated April 1, 2008 (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on August 19, 2008).

10.40	Form of Convertible Subordinated Note, dated July 1, 2008 (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed on August 19, 2008).

10.41

Form of letter dated, July 31, 2008, to extend to change the first redemption date and amount of the Convertible Subordinated Notes due January 2010 (incorporated by reference from Exhibit 10.3 to the Form 10-Q filed on August 19, 2008).

10.42	Promissory Note, dated October 21, 2008, between Liquidmetal Coatings, LLC and Bank Midwest N.A. (incorporated by reference from Exhibit 10.42 to the Form 10-K filed on April 15, 2009).

10.43	Form of Convertible Subordinated Note, dated October 1, 2008 (incorporated by reference from Exhibit 10.43 to the Form 10-K filed on April 15, 2009).

10.44	Form of Convertible Subordinated Note, dated January 1, 2009 (incorporated by reference from Exhibit 10.44 to the Form 10-K filed on April 15, 2009).

10.45	Continuing Guarantee Agreement, dated January 5, 2009, between John Kang and Hana Financial, Inc. (incorporated by reference from Exhibit 10.45 to the Form 10-K filed on April 15, 2009).

10.46

Securities Purchase Agreement, dated May 1, 2009 (“the Securities Purchase Agreement”) among Liquidmetal Technologies, Inc. (the “Company) and the investors listed on the Schedule of Buyers attached hereto (the “Buyers”) (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 7, 2009).

10.47	Form of 8% Senior Secured Convertible Subordinated Note issued pursuant to Securities Purchase Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on May 7, 2009).

10.48	Form of Common Stock Purchase Warrant issued in connection with the 8% Senior Secured Convertible Subordinated Notes (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 7, 2009).

10.49	Form of Common Stock Purchase Warrant issued in connection with the Series A Preferred Stock (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on May 7, 2009).

10.50	Registration Rights Agreement, dated May 1, 2009, among the Company and the Buyers (incorporated by reference from Exhibit 10.5 to the Form 8-K filed on May 7, 2009).

10.51	Security Agreement, dated May 1, 2009, among the Company and the Buyers (incorporated by reference from Exhibit 10.6 to the Form 8-K filed on May 7, 2009).

10.52	Form of Convertible Subordinated Note, dated November 1, 2009.

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21	Subsidiaries of the Registrant. (incorporated by reference from Exhibit 21 to the Form 10-K filed on November 10, 2004).

23.1	Consent of Registered Independent Public Accounting Firm, Choi, Kim & Park, LLP.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. 1350.

*          Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ Thomas Steipp

Thomas Steipp President and Chief Executive Officer (Principal Executive officer)

Date: August 20, 2010

	By:	/s/ Tony Chung

Tony Chung Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 20, 2010

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Steipp and Tony Chung and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Abdi Mahamedi	Chairman of the Board and Director	August 20, 2010
Abdi Mahamedi

/s/ Marty Weinstein	Vice Chairman of the Board and Director	August 20, 2010
Marty Weinstein

/s/ Robert Biehl	Director	August 20, 2010
Robert Biehl

/s/ Iraj Azarm	Director	August 20, 2010
Iraj Azarm

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficiency, and cash flows for the years ended December 31, 2009, 2008, and 2007. Our audits also included the financial statement schedules listed at index in Item 15(a) as of and for the years ended December 31, 2009, 2008, and 2007. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years ended December 31, 2009, 2008, and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Choi, Kim & Park LLP

Los Angeles, California

Certified Public Accountants

August 6, 2010

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$151	$157
Trade accounts receivables, net of allowance for doubtful accounts of $1,314 and $121	1,180	2,237
Inventories	982	820
Prepaid expenses and other current assets	594	967
Total current assets	2,907	4,181
Property, plant and equipment, net	5,668	7,021
Other intangibles, net	1,232	1,069
Investment in joint venture	—	306
Other assets	633	663
Total assets	10,440	13,240

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	9,111	8,563
Deferred revenue	31	40
Short-term debt	896	1,176
Long-term debt, current portion, net of debt discounts of $0 and $7,128	1,393	14,172
Warrant liabilities	3,975	692
Conversion feature liabilities	444	147
Other liabilities, current portion	141	146
Total current liabilities	15,991	24,936

Long-term debt, net of current portion and debt discounts of $3,227 and $0	12,661	8,521
Other long-term liabilities, net of current portion	155	163
Total liabilities	28,807	33,620

Shareholders’ deficiency:
Liquidmetal Technologies, Inc. shareholders’ deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,183,663 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively	4	—
Common stock, $0.001 par value; 300,000,000 shares authorized and 47,583,102 and 44,825,402 issued and outstanding at December 31, 2009 and 2008, respectively	48	45
Additional paid-in capital	142,135	140,204
Accumulated deficit	(162,777)	(162,307)
Accumulated other comprehensive income	1,441	1,027
Total Liquidmetal Technologies, Inc. shareholders’ deficiency	(19,149)	(21,031)
Noncontrolling interest	782	651
Total shareholders’ deficiency	(18,367)	(20,380)

Total liabilities and shareholders’ deficiency	$10,440	$13,240

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Revenue	$14,720	$22,083	$29,022
Cost of sales	9,097	17,131	26,459

Gross profit	5,623	4,952	2,563

Operating expenses
Selling, general, and administrative	6,740	6,529	8,921
Research and development	1,173	1,022	1,123
Impairment of long-lived assets	1,381	132	—
Total operating expenses	9,294	7,683	10,044

Loss before interest, other income, income taxes, and non-controlling interest	(3,671)	(2,731)	(7,481)

Loss from extinguishments of debt	(1,471)	—	(648)
Change in value of warrants, gain	9,835	1,890	4,923
Change in value of conversion feature, gain	1,827	1,987	6,965
Other expense	(308)	(17)	—
Other income	—	429	226
Interest expense	(5,862)	(7,712)	(9,364)
Interest income	—	3	123

Gain (loss) before income taxes and noncontrolling interest	350	(6,151)	(5,256)

Income taxes	(168)	—	—

Loss before noncontrolling interest	182	(6,151)	(5,256)

Noncontrolling interest loss (income)	69	(421)	(384)

Income (loss) from continuing operations	251	(6,572)	(5,640)

Net Income (loss)	251	(6,572)	(5,640)

Other comprehensive income (loss):
Foreign exchange translation gain (loss) during the period	414	(1,765)	183
Comprehensive income (loss)	$665	$(8,337)	$(5,457)

Per common share basic and diluted:

Income (loss) per share - basic	$0.01	$(0.15)	$(0.13)
Loss per share - diluted	$0.00	$(0.15)	$(0.13)

Number of weighted average shares - basic	46,084	44,735	44,730
Number of weighted average shares - diluted	214,429	44,735	44,730

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2006	—	44,311,768	$—	$44	$136,032	$(149,047)	$2,609	$—	$(10,363)
Conversion of notes payable	—	365,455	—	1	578	—	—	—	579
Common stocks issued as director’s fees	—	49,072	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	642	—	—	—	642
Foreign exchange translation gain	—	—	—	—	—	—	183	—	183
Cash distribution to minority interests	—	—	—	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	—	(5,640)	—	—	(5,640)
Balance, December 31, 2007	—	44,726,295	$—	$45	$137,293	$(154,710)	$2,792	$—	$(14,580)
Common stock issued in lieu of cash	—	99,107	—	—	69	—	—	—	69
Stock-based compensation	—	—	—	—	578	—	—	—	578
Foreign exchange translation loss	—	—	—	—	—	—	(1,765)	—	(1,765)
Cash distribution to minority interests	—	—	—	—	—	(1,025)	—	—	(1,025)
Preferred Units capital account of subsidiary	—	—	—	—	2,264	—	—	—	2,264
Net (loss) income	—	—	—	—	—	(6,572)	—	651	(5,921)
Balance, December 31, 2008	—	44,825,402	$—	$45	$140,204	$(162,307)	$1,027	$651	$(20,380)
Convertible preferred stocks issued	3,305,002		4	—	1,758	—	—	—	1,762
Conversion of preferred stocks	(121,339)	2,757,700	—	3	(3)	—	—	—	—
Dividends	—	—	—	—	—	(707)	—	—	(707)
Stock-based compensation	—	—	—	—	176	—	—	—	176
Foreign exchange translation gain	—	—	—	—	—	—	$414	—	414
Cash contribution from noncontrolling interests	—	—	—	—	—	—	—	200	200
Cash distribution to noncontrolling interests	—	—	—	—	—	$(14)	—	—	(14)
Preferred Units capital account of subsidiary	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	$251	—	(69)	182
Balance, December 31, 2009	3,183,663	47,583,102	4	$48	$142,135	$(162,777)	$1,441	$782	$(18,367)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Years Ended December 31,
	2009	2008	2007

Operating activities:
Net income (loss)	$251	$(6,572)	$(5,640)

Adjustments to reconcile loss from operations to net cash used for operating activities:
Impairment of long-lived assets	1,381	132	—
Gain on disposal of asset	—	(15)	(226)
(Loss) income attributable to noncontrolling interest of consolidated subsidiary	(69)	421	384
Depreciation and amortization	1,055	1,275	3,102
Loss on extinguishment of debt	2,452	—	648
Amortization of debt discount	2,488	3,883	5,350
Stock-based compensation	176	578	642
Bad debt expense (recovery)	1,204	(83)	7
Warranty (recovery) expense	(66)	184	169
Gain from change in value of warrants	(9,835)	(1,890)	(4,923)
Gain from change in value of conversion feature	(1,827)	(1,987)	(6,965)

Changes in operating assets and liabilities:
Trade accounts receivable	(147)	3,012	(1,061)
Inventories	(163)	1,479	1,467
Prepaid expenses and other current assets	(129)	(259)	(1)
Other assets	385	654	(2,211)
Accounts payable and accrued expenses	(583)	393	(1,545)
Deferred revenue	(9)	(276)	114
Other liabilities	(13)	(501)	450
Net cash (used in) provided by operating activities	(3,449)	428	(10,239)

Investing Activities:
Purchases of property and equipment	(458)	(1,087)	(1,171)
Proceeds from the sale of property and equipment	—	(17)	400
Investment in patents and trademarks	(300)	(51)	(103)
Investment in joint venture	306	—	(303)
Net cash used in investing activities	(452)	(1,155)	(1,177)

Financing Activities:
Proceeds from borrowings	16,627	16,438	45,863
Repayment of borrowings	(29,078)	(18,707)	(33,166)
Proceeds from issuance of convertible preferred stocks	16,228	—	—
Proceeds from issuance of preferred units of subsidiary	—	2,500	—
Redemption of preferred units of subsidiary	—	(237)	—
Cash contribution to noncontrolling interest of consolidated subsidiary	200	—	—
Cash distributions to holders of noncontrolling interest of consolidated subsidiary	(14)	(1,178)	(23)
Net cash provided by (used for) financing activities	3,963	(1,184)	12,674
Effect of foreign exchange translation	(68)	888	(222)
Net (decrease) increase in cash and cash equivalents	(6)	(1,023)	1,036

Cash and cash equivalents at beginning of period	157	1,180	144
Cash and cash equivalents at end of period	$151	$157	$1,180

Supplemental cash flow information
Interest paid	$1,994	$2,007	$2,874
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

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

For the Years Ended December 31, 2009, 2008, and 2007

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

2. Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $162,777 as of December 31, 2009.  Net cash used in continuing operations for the year ended December 31, 2009 was $3,449.  At December 31, 2009, working capital deficit was $13,084.  As of December 31, 2009, the Company’s principal source of liquidity is $151 of cash and $1,180 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern. (see Note 20)

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”).  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”). On August 5, 2010, the Company repaid in full all principal and interest on the Exchange Notes.  All security interests in Company assets securing such obligations under the Exchange Notes were released and terminated. (see Note 11 and Note 20)

On October 30, 2009, the Company entered into an agreement with various investors, to issue 180,000 shares of convertible Series A-1 Preferred Stock for $900 of cash pursuant to the Series A-1 Option. (see Note 11)

On May 28, 2010, the Company issued $2,000,000 of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  Following the due date, the interest on the Subordinated Note shall be 15%.  The January 2011 Subordinated Note may be repaid in whole or in part at any time without penalty or premium, but is subordinate in right of payment to the January 2011 Notes and may not be paid until after the January 2011 Notes are paid in full.  The company may, in its sole discretion, elect to pay all or any portion of the outstanding principal or accrued interest in cash or the Company’s common stock or any combination thereof, at a value equal to the lower of $0.26 per share or the average market price per share for the 10 previous trading days immediately prior to the date the payment is made. As a condition for the January 2011 Subordinated Note, Carlyle Liquid Holdings, LLC, a current stockholder of the Company granted the holder of the January 2011 Subordinated Note a warrant to purchase up to 7,700,000 shares of the Company’s common stock at a price equal to $0.26 per share, which warrant is

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

exercisable for a period of 90-days beginning on the date in which the Company repays the January 2011 Subordinated Note in cash (if it repays in cash).  On August 5, 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock for an aggregate price of $2,046. (see Note 20)

Additionally, the Company has approximately $298 of principal and accrued interest outstanding as of December 31, 2009, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  On August 5, 2010, the Company repaid in full all principal and accrued interest of $314 on the Bridge Notes. (see Note 20)

The Company has $284 of outstanding loan as of December 31, 2009 under a factoring, loan, and security agreement with a financing company.  In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance and has entered into a settlement agreement with the financing company whereby it agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.   As of December 31, 2009, the Company was unable to pay the $100 monthly payments and is in discussions with the financing company to either extend or enter into another settlement agreement. On August 5, 2010, the Company repaid in full all principal, accrued interest and fees of $309 on the factoring loan.  All security interests in Company assets securing such obligations under the factoring loan were released and terminated. (see Note 20)

The Company has outstanding liens on assets by our South Korean subsidiary by various creditors for past-due trade payables totaling $1,347, of which $1,072 is held by creditors in South Korea, as of December 31, 2009.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If the Company cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.  Such a foreclosure would have material adverse effect on its operations, financial condition, and results of operations.

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

Revenue Recognition. Revenue is recognized pursuant to applicable accounting standards including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition”, and SAB 104, Revenue Recognition. SAB 101 as amended and SAB 104 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.  The Company’s revenue recognition policy complies with the requirements of SAB 101 and SAB 104. Revenue is recognized at the time the Company ships its products, as this is when title passes to the customer and all other incidences of a sale have occurred. Revenue is deferred and included in liabilities when the Company receives cash in advance for services not yet performed or goods not yet delivered.

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

For the Years Ended December 31, 2009, 2008, and 2007

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

Marketable Securities. The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320 Accounting for Certain Investments in Debt and Equity Securities, and classifies all of its investment securities as available -for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Shareholders’ Equity (Deficiency) under the caption “Accumulated Other Comprehensive Income.”

Trade Accounts Receivables. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory.  As of December 31, 2009, one customer represented 21%, or $250, of the total outstanding trade accounts receivable.  As of December 31, 2008, one customer represented 18%, or $411, of the total outstanding trade accounts receivable.

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

Goodwill.  Beginning January 1, 2002, the Company adopted FASB ASC. 350, Goodwill. According to this statement, goodwill and other intangible assets are no longer subject to amortization, but instead must be reviewed annually for impairment by applying a fair value-based test.

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  The Company recognized $1,381, $132, and $0 during the years ended December 31, 2009, 2008 and 2007, respectively, for impairment of long-lived assets.

Fair Value of Financial Instruments. The estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and all other current assets and liabilities approximate their fair value because of their short term maturities at December 31, 2009 and 2008, unless otherwise stated. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.  The fair value of the Company’s long-term debt is based on interest rates that would be available to the Company for the issuance of debt with similar terms.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $38, $22, and $1, for the years ended December 31, 2009, 2008 and 2007, respectively.

Legal Costs.  Legal costs are expensed as incurred.

Debt Discount Amortization. Debt discounts for notes payable are amortized to interest expense, using a method that approximates the interest method over the term of the related debt instruments.

Stock-Based Compensation.  The Company accounts for share-based compensation in accordance with the fair value recognition provisions of FASB ASC 718, Share-based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 13.

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of the FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the year ended December 31, 2009.

Translation of Foreign Currency. The Company applies FASB ASC 830 Foreign Currency, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at year end. The financial statements of LMT Korea have been translated based upon Korean Won as the functional currency.  LMT Korea’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the periods reported. The resulting translation adjustment was included in other comprehensive income (loss).

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

Subsequent Events.  In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events.  In accordance with this standard, the Company evaluated subsequent events through August 20, 2010, the date the company filed this Annual Report on Form 10-K with the SEC.

Reclassifications. Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

New Accounting Pronouncements.

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

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance, which was incorporated into the Accounting Standards Codification (“ASC”) Topic 85, “Subsequent Events”, was effective for interim or annual periods ended after June 15, 2009 and the adoption did not have any impact on the Company’s financial statements.

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

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which was effective for us on September 30, 2009.  SFAS 168’s objective is to establish the FASB Accounting Standards Codification as the source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with US GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 will impact the Company’s consolidated financial statements since all future references to authoritative accounting literature will be in accordance with SFAS 168.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues  Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

4. Trade accounts receivable

Trade accounts receivables from continuing operations were comprised of the following:

	December 31,
	2009	2008
Trade accounts receivable	$2,494	$2,358
Less: Allowance for doubtful accounts	(1,314)	(121)
Trade accounts receivable, net	$1,180	$2,237

As of December 31, 2009,  $1,256 is included in the allowance for doubtful accounts for reserves on accounts receivable from Liquidmetal Korea Co., Ltd. (“LMK”).  There were no such reserves as of 12/31/08.

5. Inventories

Inventories were comprised of the following:

	December 31,
	2009	2008

Raw materials	$675	$426
Work in process	94	184
Finished goods	213	210
Total inventories	$982	$820

The Company analyzes inventory held for any excess or obsolescence issues.  Any amounts considered excess or obsolete are written off.  Further, as significant amount of sales of Liquidmetal bulk alloy parts are used primarily in consumer electronics components, our inventory is subject to fluctuations in demand for those consumer electronics goods. Accordingly, the Company reduces the carrying value of raw materials held by its subsidiaries, by the amounts considered to be excess or obsolete.  During the years ended December 31, 2009 and 2008, total write downs of excess or obsolete inventory included in “Cost of sales” in the accompanying Statement of Operations and Comprehensive Loss was $836 and $199, respectively, primarily from discontinued Liquidmetal bulk alloy parts used in our customer’s certain cell phone models.  There were no such write downs as of December 31, 2007.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2009	2008

Machinery and equipment	$12,909	$11,719
Computer equipment	779	750
Office equipment, furnishings, and improvements	1,165	1,002
Buildings	7,345	8,042
Total	22,198	21,513
Accumulated depreciation	(16,530)	(14,492)
Total property, plant and equipment, net	$5,668	$7,021

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

Depreciation expense is classified as follows:

	Years ended December 31,
	2009	2008	2007

Cost of sales	$869	$1,065	$2,831
Selling, general and administrative	46	86	153
Research and development	3	1	—
Total depreciation expense	$918	$1,152	$2,984

7. Other Intangible Assets

Intangible assets consist of the following:

	December 31,
	2009	2008

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,657	1,357
Trademarks	91	91
Total	2,314	2,014
Accumulated amortization	$(1,082)	$(945)
Total intangible assets, net	$1,232	$1,069

Amortization expense was $137, $123, and $123 for the years ended December 31, 2009, 2008 and 2007, respectively.  The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2010	138
2011	137
2012	126
2013	115
2014	97

	December 31,
	2009	2008

Purchased and licensed patent rights	$(359)	$(324)
Internally developed patents	(660)	(567)
Trademarks	(63)	(54)
Total	$(1,082)	$(945)

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

The weighted average amortization periods for each of the years ended December 31, 2009, 2008, 2007, is as follows:

	December 31,
	2009	2008	2007

Purchased and licensed patent right	17	17	17
Internally developed patents	17	17	17
Trademarks	10	10	10

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

Accrued severance	$242	$255
Accrued operating lease costs	54	54
Accrued capital lease costs	—	—
Total	296	309
Less current portion	(141)	(146)
Other long term liabilities, less current portion	$155	$163

During 2003, the Company initiated activities to substantially reduce the number of employees and consolidate manufacturing and administrative facilities to improve operational effectiveness and efficiency and reduce expenses.  Certain relocating expenses associated with the move have been recorded and total liability accrued from the relocation and terminations in 2003, including the severance and lease accruals, were $54 as of both December 31, 2009 and 2008.

All leases with an initial term greater than one year are accounted for under FASB ASC 840 Leases. These leases are classified as either capital leases or operating leases, as appropriate.  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  At December 31, 2009, the cost recorded for SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $47 and $320, respectively, and the accumulated depreciation was $46 and $320, respectively.  At December 31, 2008, the cost recorded for SEM Microscope and the JSM 6360 Electron Microscope under the capital lease was $47 and $320, respectively, and the accumulated depreciation was $41 and $320, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

9. Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period. As of December 31, 2009 and 2008, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  As of December 31, 2009, the Company used 1% of coatings applications sales as estimate of warranties to be claimed.  During the years ended December 31, 2009 and 2008, the Company’s product warranty accrual balance had the following activity:

Balance, December 31, 2007	$631
Accrual reduction	26
Warranty charges	(343)
Balance, December 31, 2008	$314
Expense accrual	0
Warranty charges	(30)
Balance, December 31, 2009	$284

The product warranty accrual balance was included in accounts payable and accrued expenses at December 31, 2009 and December 31, 2008.

10. Notes Payable

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

As of December 31, 2009 and 2008, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $259 and $1,009, respectively, and is included in current portion of long-term debt.  As of December 31, 2009, the effective interest rate for the August 2007 Subordinated Notes was 8%.  (see Note 20)

Secured Convertible Subordinated Notes

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

On May 1, 2009, the January 2010 Notes were retired as part of a financing transaction (see Senior Secured Convertible Notes below).

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $0 and $19,113 as of December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, un-amortized discounts for conversion feature, warrants, and cash discount totaled $0 and $7,128, respectively, and other asset debt issuance costs totaled $0 and $655, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $1,816 and $3,707 for the years ended December 31, 2009 and 2008, respectively.

Pursuant to FASB ASC 815, Derivatives and Hedging,  the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in losses of $1,137 and $1,987 for years ended December 31, 2009 and 2008, respectively.

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

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

option to subscribe for an additional 1,000,000 shares of preferred stock at $5.00 per share at any time prior to six months from the closing date.  Additionally, 8,138,352 of previously issued warrants to purchase common shares held by holders of the January 2010 Notes have been cancelled in the Transaction.

The January 2011 Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at the Company’s option, in the form of additional notes (in which case the interest rate will be 10%). (see Note 20)  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  As of December 31, 2009, the Company has accrued dividends of $707 included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance of the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

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

In connection with the Transaction, the Company and the Buyers entered into a Registration Rights Agreement under which the Company is required, upon the written request of the holders of more than fifty percent (50%) of the securities underlying the January 2011 Notes, warrants, and preferred stocks, after 180 days of the closing of the Transaction, to file a registration statement with the SEC covering the resale of the shares of Company’s common stock issuable pursuant to the January 2011 Notes, the warrants and the preferred stocks and to use its best efforts to have the registration declared effective at the earliest date (but in no event later than 60 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review).   The Company may be required to pay liquidated damages as set forth in the Registration Rights Agreement, if the registration statement is not filed or does not become effective on a timely basis.

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

On November 1, 2009, the Company issued $378 of additional January 2011 Notes for accrued interest due under the notes in lieu of cash payments.

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

The change in the fair value of the conversion feature liability resulted in gains of $1,827 for the year ended December 31, 2009.  The fair value of conversion feature outstanding at December 31, 2009 was $444.  The fair value of conversion feature outstanding at December 31, 2009 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.01 years; (2) volatility of 152%, (3) risk free interest of 0.5% and dividend rate of 0%.

Pursuant to FASB ASC 815 Derivaties and Hedging, the original fair values of the warrants of $14,773 have been recorded as warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 2.67 years; (2) volatility of 176%; (3) risk free interest of 1.39% and (4) dividend rate of 0%.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

The Company’s gross outstanding loan balance of the January 2011 Notes totaled $7,878 as of December 31, 2009.  As of December 31, 2009, un-amortized discounts for conversion feature and warrants totaled $3,227, and other asset debt issuance costs totaled $104.  Interest expense for the amortization of debt issuance cost and discount on note was $1,219 for the year ended December 31, 2009.  The effective interest rate of the January 2011 Notes was 67% as of December 31, 2009.

The following is a repayment schedule of the January 2011 based on maturity date of the notes:

January 2011 Notes
Repayment Schedule	Minimum
December 31,	Payments

2010	$—
2011	7,878

Total	$7,878

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005.  The agreement will continue until February 1, 2008 and will renew annually thereafter.  All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Further, pursuant to a Continuing Guaranty Agreement, dated January 5, 2009, the outstanding borrowings are personally guaranteed by John Kang, the Company’s former Chairman.  Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.  Borrowings made against non-approved receivables assigned are limited to $1,000 and total borrowings made on approved and non-approved receivables assigned are limited to $5,000.

Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances.  All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.55% to 1.5% plus prime rate as published by the Wall Street Journal, with a minimum annual fee of $30. All receivables assigned and advances made are subject to return and recall by the financing company, respectively.  As such, the advances have been classified as short-term secured borrowings in accordance with FASB ASC 860, Transfers and Servicing.

In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance and entered into a settlement agreement with the financing company whereby it agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.   As of December 31, 2009, the company was unable to pay the $100 monthly payments.  (see Note 20)

For the year ended December 31, 2009, the Company borrowed $48 and repaid $344 under the Agreement.  The total outstanding advance made under the agreement is $284 and $580 as of December 31, 2009 and 2008, respectively, which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 8.72% and 6.85% for the years ended December 31, 2009 and 2008, respectively.

Kookmin Note

On February 4, 2003, the Company’s Korean subsidiary received 6,500,000 in South Korean Won, or approximately $5,488, under a loan from Kookmin Bank of South Korea.  This loan is collateralized by the plant facilities and certain equipment in South Korea.

On September 16, 2009, the Company retired the loan and paid $219 in outstanding principal and interest.

The outstanding loan balance totaled $0 and $151, as of December 31, 2009 and 2008, respectively, and are included in current portion of long-term debt.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $164 and $176 for the years ended December 31, 2009 and 2008, respectively.

The Company retains a 69.25% ownership interest in LMC, C3 holds a 19% ownership interest, Larry Buffington, the Company’s former President and CEO, (who also serves as the President and CEO of LMC) holds a 10% ownership interest, and CRESO Capital Partners (“CRESO”), the Company’s financial advisor in the Transaction, holds a 1.75% ownership interest.  The equity interests acquired by C3 and issued to CRESO were not considered a discount to debt, as the unconsolidated net assets of LMC were deemed to have an initial value of $0 upon closing of the Transaction for financial accounting purposes.  Further, LMC is fully responsible for the repayment of debt obligations.

Midwest Debt

In connection with the Transaction, LMC entered into a Loan Agreement (the “Loan Agreement”), dated July 24, 2007, with Bank Midwest, N.A. (“Midwest”).  Following the Transaction, the Loan Agreement has been amended to renew and modify certain terms. The Loan Agreement, as amended on October 6, 2009 (the “Loan Amendment”), provides for total loan availability of $5,025, consisting of a $4,000 term loan and a revolving loan of up to $1,025 based on a percentage of LMC’s eligible receivable and inventory.  The Loan Amendment adjusted, among other terms, the interest rate of all outstanding loans to a fixed rate of 9%, certain financial covenants under the Loan Agreement, maturity date of the revolving loan through June 30, 2010 with monthly interest payments, and required an immediate repayment of $325 of the term loan and $325 of the revolving loan.  The members of the Liquidmetal Coatings, LLC (the “Members”) were required to contribute $650 in equity to repay the amounts due under the Loan Agreement (the “Capital Call”).  On October 6, 2009 the Company paid $450 which represented its portion of the Capital Call and the remaining Members paid $150.  As a result of the payment, the monthly amortization payments due under the term loan were reduced to $47 and the maturity date was extended to September 30, 2012.

In connection with the Loan Amendment, the Company borrowed $450 from C3 Capital Partners (“C3”) to contribute its share of the Capital Call pursuant to a bridge loan agreement with C3.  The Company paid down the bridge loan in November 2009.

LMC’s obligations under the Loan Agreement are secured by a blanket security interest in all of LMC’s assets and the Company’s equity interest in LMC, and pursuant to an intercreditor agreement between the C3 and Midwest.  Midwest’s security interest in the assets is senior to C3’s security interest in the same assets.

As of December 31, 2009 and 2008, the gross outstanding loan balance under the term loan totaled $1,430 and $2,729, respectively, and the gross outstanding loan balance under the revolving loan totaled $307 and $597, respectively. The loans are presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $184 and $42 for the years ended December 31, 2009, respectively.    Interest expense incurred under the term loan and revolving loan totaled $276 and $52 for the years ended December 31, 2008, respectively. (see Note 20)

Midwest Debt Term Loan
Repayment Schedule	Minimum
December 31,	Payments

2010	$1,104
2011	326
Total	$1,430

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

Additionally, LMC entered into Promissory Notes, dated August 29, 2007 and October 21, 2008 (the “Capital Loan”), with Midwest to provide for $45 and $105 to be used towards the purchase of a company truck and HVOF spray equipment with an annual fixed interest rate of 9% for both loans,.  The Capital Loan has maturity dates of September 1, 2012 and November 1, 2013.  LMC is required to make monthly principal and interest payments of $3 per month.  As of December 31, 2009 and 2008, the gross outstanding loan balance under the Capital Loan totaled $102 and $129, respectively, which is presented as long-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $10 and $6 for the years ended December 31, 2009 and 2008, respectively.  (see Note 20)

Capital Loan
Repayment Schedule	Minimum
December 31,	Payments

2010	$30
2011	32
2012	26
2013	14
Total	$102

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $7,613 and $6,690 as of December 31, 2009 and 2008, respectively.  Interest expense incurred under the Subordinated Notes totaled $810 and $926 for the years ended December 31, 2009 and 2008, respectively.

C3 Notes
Repayment Schedule	Minimum
December 31,	Payments

2010	$—
2011	—
2012	7,613
Total	$7,613

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

11. Shareholders’ Equity (Deficiency)

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

Preferred Stock. On December 31, 2001, the Company received net proceeds of $5,577 from the sale of the preferred stock at a per share price of $12.40, as adjusted for the revised stock split. Upon the completion of the Offering, each share of preferred stock was converted automatically into one share of Class A common stock pursuant to the terms of the preferred stock issued.  On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement (the “Securities Purchase Agreement), the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,000 shares Series A-2 Preferred Stock with an original issue price of $5.00 as part of a financing transaction.  The Series A-1 Preferred Stock and Series A-2 Preferred Stock are convertible into the Company’s common stock at conversion price of $0.10 and $0.22 per common share, respectively.  In connection with the A-1 and A-1 Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise of $0.50 per share (See Note 10).  In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share which are convertible into the Company’s common stock at a conversion price of $.01 per common share.  In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share and an expiration date of January 3, 2012.

Warrants

As of December 31, 2009, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

1,702,403	$1.05	June 13, 2010
5,493,355	1.05	August 2, 2010
25,000	1.75	May 17, 2011
741,829	1.05	May 17, 2011
1,562,531	1.14	May 17, 2011
248,710	0.50	January 3, 2012
42,329,407	0.50	January 3, 2012
3,125,007	0.60	January 3, 2012
200,000	0.50	December 28, 2012
4,500,000	0.50	October 30, 2014
59,928,242

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in gains of $9,835, $1,890, and $4,923 for the years ended December 31, 2009, 2008 and 2007.  The fair value of warrants outstanding at December 31, 2009 of $3,975 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.45 to 4.83 years; (2) volatility of 152%, (3) risk free interest of 0.20% to 2.69%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2008 of $692 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.21 to 3.99 years; (2) volatility of 113%, (3) risk free interest of 0.11% to 1.55%, and dividend rate of 0%.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

12. Stock Compensation Plan

Under the Company’s 1996 Stock Option Plan (“1996 Company Plan”) the Company could grant to employees, directors or consultants options to purchase up to 12,903,226 shares of common stock as adjusted for the reverse stock split. The stock options are exercisable over a period determined by the Board of Directors or the Compensation Committee, but no longer than 10 years.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan.  As of December 31, 2009, there are 2,601,523 options outstanding under the 2002 Equity Plan.

Certain of our current and former non-employee directors and our former Chief Executive Officer were given the opportunity to receive stock under the 2002 Equity Pan in lieu of past-due director and consulting fees that were due to them.  During 2009, 2008, and 2007, the Company issued 0, 99,107, and 49,072 shares of stock, respectively, at prices ranging from $0.70 to $1.50 per share under the 2002 Equity Plan for such fees that were due to them.

Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, our board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the Plan. No additional options may be granted under the 1996 Company Plan. As of December 31, 2009, there were 56,960 options outstanding under the 1996 Company Plan.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There are 140,000 options outstanding under the 2002 Director Plan as of December 31, 2009.

Additionally, the Company has 1,591,399 options outstanding at December 31, 2009 which were granted outside the 1996 Company Plan, 2002 Equity Plan and 2002 Director Plan.

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25 for options when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant.  As permitted, the Company had previously elected to adopt provisions of FASB ASC 718 Compensation-Stock Compensation for options granted to non-employees who perform services for the Company and the disclosure-only provisions of options granted to employees.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $176, $578 and $643 for the years ended December 31, 2009, 2008 and 2007, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing a $1,397, or $0.03 per share, increase from the stock compensation that would have been recorded under APB 25 and SFAS 123. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes.  Accordingly, we have not restated prior period amounts.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on historical volatility expected over the expected life of the options.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is represents the period of time that options granted are expected to be outstanding.  Actual forfeitures were used for years ended December 31, 2009, 2008 and 2007.  The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

	December 31,
	2009	2008	2007

Expected volatility	119% - 184%	63% - 94%	58% - 100%
Expected dividends	—	—	—
Expected term (in years)	6	6	5 - 6
Risk-free rate	2.07% - 3.14%	2.13% - 3.54%	3.84% - 4.68%

The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2006	7,792,591	$4.35
Granted	1,334,565	0.08
Exercised	—	—
Forfeited	(930,010)	2.00
Options outstanding at December 31, 2007	8,197,146	4.04
Granted	673,966	0.50
Exercised	—	—
Forfeited	(895,330)	3.41
Options outstanding at December 31, 2008	7,975,782	3.81
Granted	353,010	0.21
Exercised	—	—
Forfeited	(3,938,910)	4.87
Options outstanding at December 31, 2009	4,389,882	$2.57	4.8	$—
Options vested or expected to vest at December 31, 2009	4,222,944	$3.25	5.0	$—
Options exercisable at December 31, 2009	3,364,382	$3.13	3.2	$—

The weighted average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.21, $0.50, and $0.81 respectively.  There were 3,364,382 options with a weighted average exercise price of $3.13 exercisable at December 31, 2009 and there were 6,303,382 options with a weighted average exercise price of $4.57 exercisable at December 31, 2008.

Included in the above tables are certain options granted where their exercise prices were below the fair market value of the common stock at the grant date (measurement date).  Such options totaling 358,582 with a weighted average fair value of $11.22 and 734,927 with a weighted average fair value of $7.56 at December 31, 2008 and 2007, respectively, were canceled as of December 31, 2009.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Numbers of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.00 - $1.55	2,130,071	7.80	$0.70	1,152,571	$0.73
1.56 - 3.10	555,000	4.50	2.35	507,000	2.36
3.11 - 4.65	1,644,163	1.00	4.65	1,644,163	4.65
4.66 - 6.20	—	0.00	0.00	—	—
6.21 - 7.75	—	—	—	—	—
7.76 - 9.30	—	—	—	—	—
9.31 - 10.85	10,000	3.00	9.81	10,000	9.81
10.86 - 12.40	4,518	1.60	12.40	4,518	12.40
12.41 - 13.95	—	—	—	—	—
13.96 - 15.50	46,130	2.30	15.00	46,130	15.00
Total	4,389,882			3,364,382

13.      Preferred Units of Subsidiary

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

As of December 31, 2009, LMC has redeemed $236 of its preferred units and distributed $290 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,264 as of both December 31, 2009 and 2008.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

14. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2009	2008

Loss carry forwards	$40,675	$43,359

Other	2,893	1,117
Total deferred tax asset	43,568	44,476

Valuation allowance	(43,568)	(44,476)
Total deferred tax asset, net	$—	$—

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2009	2008	2007

Expected federal tax benefit	(34)%	(34)%	(34)%

State tax expense, net of expected federal tax benefit	(56)%	3%	(0)%
Foreign loss not subject to U.S. federal income tax	(301)%	12%	33%
Net operating loss utilized or expired	(915)%	(38)%	88%
Other	0%	0%	0%
Increase (decrease) in valuation allowance	1,305%	63%	(87)%

Total tax provision	0%	0%	0%

As of December 31, 2009, the Company had approximately $112 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2009 through 2029. In addition, the Company has California state NOL carryforwards of approximately $51 expiring in 2009 through 2019. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2009, Liquidmetal Technologies, Inc. had approximately $75 in federal NOL carryforwards, expiring in 2009 through 2029 and Liquidmetal Golf, Inc. had approximately $38 in federal NOL carryforwards, expiring in 2013 through 2028.

As of December 31, 2009, the Company had approximately $246 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2029.  In addition, the Company has California R&D credit carryforwards of approximately $304, which do not expire under current California law.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. At the adoption date and as of December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the year ended December 31, 2009.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

Tax years 2005 through 2009 and 1998 through 2009 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

15. Segment Reporting and Geographic Information

FASB ASC 280, Segment Reporting,  requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 3 above.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals

Year ended December 31, 2009:
Revenue to external customers	$8,656	$6,064	$14,720
Gross profit	3,129	2,494	5,623
Total segment loss	(304)	(1,737)	(2,041)
Total identifiable assets at end of period	2,485	6,134	8,619

Year ended December 31, 2008:
Revenue to external customers	$12,508	$9,575	$22,083
Gross profit	4,451	501	4,952
Total segment income (loss)	1,374	(1,347)	27
Total identifiable assets at end of period	2,931	7,837	10,768

Year ended December 31, 2007:
Revenue to external customers	$14,393	$14,629	$29,022
Gross profit (loss)	5,638	(3,075)	2,563
Total segment income (loss)	3,337	(3,310)	27
Total identifiable assets at end of period	4,441	6,327	10,768

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:

	Years ended December 31,
	2009	2008	2007

Total segment income (loss) before interest expense and discontinued operations	$(2,041)	$27	$(1,523)
General and administrative expenses, excluded	(3,247)	(3,765)	(6,349)
Loss before interest, other income, income taxes, and discontinued operations	(5,288)	(3,738)	(7,872)
Loss from extinguishment of debt	(1,471)	—	(648)
Change in value of warrants, gain	9,835	1,890	4,923
Change in value of conversion feature, gain	1,827	1,987	6,965
Interest expense	(4,553)	(6,293)	(8,747)
Interest income	—	3	123
Income taxes	(168)	—	—
Loss (income) attributable to noncontrolling interest	69	(421)	(384)
Consolidated net income (loss)	$251	$(6,572)	$(5,640)

Included in bulk alloy segment income for the year ended December 31, 2008 is $429 of other income recognized from $182 deferred gain on disposal of assets in connection with a 2007 equipment purchase agreement with Liquidmetal Korea (see Note 19) and $247 gain from accounts payables write off, and $17 of other expense recognized from loss from disposal of assets. Included in bulk alloy segment income for the year ended December 31, 2007 is $226 of other income recognized from gain on disposal of assets in connection with the equipment purchase agreement and transfer agreement of the Weihei operations to Liquidmetal Korea (see Note 19).

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Reconciling information for the balance sheets between reportable segments and the Company’s consolidated totals is shown in the following table:

	December 31,
	2009	2008

Total segment assets	$8,619	$10,768
Cash and cash equivalents	64	56
Prepaid expenses and other current assets	62	866
Other property, plant and equipment	62	97
Intangibles, net	1,214	1,049
Other assets	419	404
Total consolidated assets	$10,440	$13,240

Assets excluded from segments include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company’s intangible assets, consisting primarily of the Company’s patents and trademarks.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

Certain customers accounted for more than 10% of revenues from continuing operations as follows:

	Years Ended December 31,
	2009	2008	2007

Grant Prideco	8%	10%	10%
Liquidmetal Korea (Grace Metal)	31%	9%	12%

Revenues from sales to companies in the United States were $8,579, $13,374 and $15,003 during the years ended December 31, 2009, 2008 and 2007, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the years ended December 31, 2009, 2008 and 2007 the Company had revenue on sales to companies outside of the United States of $6,141, $8,709 and $14,019, respectively, of which $4,573, $1,067 and $7,850 represented sales to companies located in South Korea, respectively.

Long-lived assets include net property, plant, and equipment and net intangible assets. The Company had long-lived assets of $1,968 and $1,813 located in the United States at December 31, 2009 and 2008, respectively. The Company had long-lived assets of $4,931 and $6,277 located in South Korea at December 31, 2009 and 2008, respectively.

16. Income (Loss) Per Common Share

Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

	For the Years Ended December 31,
	2009	2008	2007

Weighted average basic shares	46,083,970	44,734,554	44,730,091
Effect of dilutive securities:
Stock options	4,385,256	—	—
Warrants	59,928,242
Conversion of preferred stocks	13,130,137
Conversion of notes payable	90,901,432	—	—
Weighted average diluted shares	214,429,037	44,734,554	44,730,091

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

17. Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacture.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the fourth quarter of the year ended December 31, 2009, the Company wrote-off its investment of $306 in the joint venture due to lower than anticipated growth in the eye wear industry.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized revenues of $0, $0, and $103, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.  (see Note 20)

The Company has outstanding liens on assets located in our South Korean subsidiary by various creditors for past-due trade payables totaling approximately $1,347, of which $1,072 are held by creditors in South Korea, as of December 31, 2009.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If the Company cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.  Such a foreclosure would have material adverse effect on the Company’s operations, financial condition, and results of operations.

Operating Leases

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

Minimum
December 31,	Payments

2010	365
2011	349
2012	141
2013
2014	—
Total	$855

Rent expense was $364, $322 and $464 for the years ended December 31, 2009, 2008, and 2007, respectively.

18.     401(k) Savings Plan

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

19. Related Party Transactions

Soo Buchanan, the sister of John Kang, the Company’s former Chairman, provides services to the Company as a consultant.  During the years ended December 31, 2009, 2008 and 2007, the Company incurred $0, $70 and $0, respectively, for her services as a consultant.  Additionally, Otis Buchanan, the husband of Ms. Buchanan, is employed by the Company and was paid aggregate compensation of approximately $110 during each of the years ended December 31, 2009, 2008 and 2007.

During the year ended December 31, 2009, John Kang, former Chairman of the Company, advanced the Company $250 to fund working capital needs.  The Company repaid $120 of the advance and has $130 outstanding as of December 31, 2009, which is included in short-term debt.  Further, Mr. Kang entered into a Continuing Guarantee Agreement, dated January 5, 2009, to personally guarantee repayment of the Company’s outstanding borrowings made under a Factoring Agreement. (see Note 10)

In May 2009, the Company completed a transaction in which (i) the holders of our 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated “Series A-2 Preferred Stock”, together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (see Note 10).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the “Carlyle Entities”), which are two investor entities organized by Abdi Mahamedi and Jack Chitayat.  Mr. Mahamedi became a director and greater-than-5% beneficial owner of the company by reason of the May 2009 transaction, and Jack Chitayat is a former director of the Company who became a greater-than-5% beneficial owner of our company by reason of the May 2009 transaction.  Mr. Mahamedi and Mr. Chitayat have shared voting and investment control over the shares held by the Carlyle Entities due to the fact that other entities owned by them are the managing members of these two Carlyle entities.  Additionally, Mr. Iraj Azarm and Mr. Robert Biehl, directors of the Company, are passive investors in the Carlyle Entities.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation headed by Mr. Chitayat.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The Company recognized revenues from product sales and licensing fees of $203 and $287 from LLPG during the years ended December 31, 2009 and 2008, respectively.  Approximately, $0 and $30 is included in accounts receivables as of December 31, 2009 and 2008, respectively, for outstanding trade receivables due from LLPG.

As of December 31, 2009 and 2008, Ricardo Salas, the Company’s Executive Vice President, held $0 and $381 of the convertible unsecured subordinated notes, respectively, and $259 of the unsecured subordinated notes for both periods.  Mr. Salas advanced the Company $175 during the year ended December 31, 2009 to meet working capital needs and are included in short-term debt.  The $175 advance accrues interest at an annual rate of 10%.

On June 1, 2007, the Company entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase various equipments (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) the Company granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  LMK was formed by an investor group that includes the former director and officer of the Company, James Kang, who is also the brother of John Kang, former Chairman of the company.  Under an equipment purchase agreement between the Company and LMK, LMK agreed to buy the purchased equipment for a total purchase price of $2,000.  The equipment purchase agreement provides that delivery of the equipment can be delayed to accommodate the Company’s continuing manufacturing needs, and it also provides that the Company will retain a security interest in the purchased equipment until full payment of the purchase price.

In consideration of the license agreement with LMK, the Company will be entitled to royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  Effective June 1, 2008, the royalty rate was adjusted to 5%.  The agreement provides that the Company may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $500 or more per year.  The agreement also provides that LMK will be required to purchase all alloy feedstock from the Company, and the Company will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.  Subsequent to December 31, 2009, the license agreement with LMK was terminated on June 15, 2010.

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. The Company incurred expenses for purchase of production supplies and outsourcing fees of $1,252, $2,053 and $650 during the years ended December 31, 2009, 2008 and 2007, respectively.  There is $0 included in accounts payable and accrued expenses for both December 31, 2009 and 2008, for outstanding trade payables due to LMK.  The Company recognized revenue from sales of raw materials and royalties for a total of $4,540, $2,000 and $3,392 during the years ended December 31, 2009, 2008 and 2007, respectively.  Approximately, $0 and $212 is included in net accounts receivables as of December 31, 2009 and 2008, respectively, for outstanding trade receivables due from LMK.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands, except share data)

In October 2009, John Kang, the Company’s former Chairman, Tony Chung, the Company’s Chief Financial Officer, and Ricardo Salas, the Company’s Executive Vice President, acquired 80,000 shares of the Company’s Series A-1 Preferred Stock and 2,000,000 warrants for an aggregate cash price of $400.  The Series A-1 Preferred Stock are convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Further, the warrants are issuable into the Company’s common stock at an exercise price of $0.50 per share and expire on January 3, 2012.

20. Subsequent Events

On May 28, 2010, the Company issued $2,000,000 of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  Following the due date, the interest on the January 2011 Subordinated Note shall be 15%.  The January 2011Subordinated Note may be repaid in whole or in part at any time without penalty or premium, but is subordinate in right of payment to the January 2011 Notes and may not be paid until after the January 2011 Notes are paid in full.  The company may, in its sole discretion, elect to pay all or any portion of the outstanding principal or accrued interest in cash or the Company’s common stock or any combination thereof, at a value equal to the lower of $0.26 per share or the average market price per share for the 10 previous trading days immediately prior to the date the payment is made. As a condition for the January 2011 Subordinated Note, Carlyle Liquid Holdings, LLC, a current stockholder of the Company granted the holder of the January 2011 Subordinated Note a warrant to purchase up to 7,700,000 shares of the Company’s common stock at a price equal to $0.26 per share, which warrant is exercisable for a period of 90-days beginning on the date in which the Company repays the January 2011 Subordinated Note in cash (if it repays in cash).

On June 25, 2010, LMC entered into a Credit Agreement (“Credit Agreement”) with Enterprise Bank & Trust (“Enterprise”) and retired its loan agreements with Bank Midwest, N.A.  The Credit Agreement provides for a total loan availability of $3,700, consisting of $1,500 million term loan (“Term Note”), a revolving loan of up to $2,000 (Revolving Note”), and equipment loans (“Equipment Note”) of up to $200.  The Term Note of $1,500 has a maturity date of June 25, 2013 and bears an interest rate of 7% per annum.  Borrowing availability under the Revolving Note is based on a percentage of LMC’s eligible receivables and inventory and accrues interest at the rate of the greater of libor plus 3.75% or 6%.  LMC will make monthly interest payments on the Revolving Note until June 24, 2011, at which point all remaining principal and interests are due.  LMC has the right to prepay the Term Note and the Revolving Note and the Equipment Note, in whole or in part, at any time with our penalty or premium.

On August 5, 2010, the Company entered into a Master Transaction Agreement with Apple Inc. (“Apple”), pursuant to which (i) Liquidmetal contributed substantially all of its intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary (the “IP Company”), (ii) the IP Company granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products in exchange for a license fee, and (iii) the IP Company granted back to Liquidmetal a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

On August 5, 2010, the Company repaid in full all principal and interest on (i) the January 2011 Notes in the amount of $8,242, (ii) the secured debt under the factoring loan in the amount of $309, and (iii) the Bridge Notes in the amount of $314.  All security interests in Company assets securing such obligations under the January 2011 Notes and factoring loan were released and terminated.

On August 5, 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock for an aggregate price of $2,046.

On August 5, 2010, the Company appointed Thomas Steipp to serve as the Company’s President and Chief Executive Officer.   Mr. Steipp was also appointed as a member of the Company’s Board of Directors.  Upon Mr. Steipp’s appointment as the Company’s President and Chief Executive Officer, Larry Buffington ceased to serve as the Company’s President and Chief Executive Officer, although Mr. Buffington will continue to serve as the Chief Executive Officer of the Company’s majority-owned Liquidmetal Coatings subsidiary.

On August 6, 2010, SAGA filed a litigation case against the Company claiming damages of $3,220 for payment on a loan and for breach of contract in connection with the formation of LSI, a joint venture between the Company and SAGA.  The Company is in the process of responding to the claim and working with SAGA to resolve the matter.

Schedule II — Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Write-offs and Payments	Balance at End of Period

Allowance for doubful accounts

Year ended December 31, 2009	$121	$1,193	$—	$1,314
Year ended December 31, 2008	89	32	—	121
Year ended December 31, 2007	82	7	—	89

Product warranty accrual
Year ended December 31, 2009	$314		$(30)	$284
Year ended December 31, 2008	631	26	(343)	314
Year ended December 31, 2007	738	—	(107)	631

Deferred tax asset valuation allowance *
Year ended December 31, 2009	$44,476	$(908)	$—	$43,568
Year ended December 31, 2008	38,804	5,672	$—	44,476
Year ended December 31, 2007	43,134	—	(4,330)	38,804

*     The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2009, 2008 and 2007, respectively.