Form 10-Q
period 2010-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2010-08-20
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of common shares outstanding as of August 20, 2010 was 84,763,339.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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

PART I

FINANCIAL INFORMATION

Item 1 — Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$151
Trade accounts receivables, net of allowance for doubtful accounts of $1,348 and $1,314	1,167	1,180
Inventories	981	982
Prepaid expenses and other current assets	641	594
Total current assets	2,789	2,907

Property, plant and equipment, net	5,710	5,668
Other intangibles, net	1,217	1,232
Investment in joint venture	—	—
Other assets	533	633
Total assets	10,249	10,440

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	9,853	9,111
Deferred revenue	50	31
Short-term debt	1,282	896
Long-term debt, current portion, net of debt discounts of $2,608 and $0	6,124	1,393
Warrant liabilities	2,191	3,975
Conversion feature liabilities	126	444
Other liabilities, current portion	141	141
Total current liabilities	19,767	15,991

Long-term debt, net of current portion and debt discounts of $85 and $0	8,670	12,661
Other long-term liabilities, net of current portion	134	155
Total liabilities	28,571	28,807

Shareholders’ deficiency:
Liquidmetal Technologies, Inc. shareholders’ deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,183,663 shares issued and outstanding as of both March 31, 2010 and December 31, 2009	4	4
Common stock, $0.001 par value; 300,000,000 shares authorized; 47,583,102 shares issued and outstanding as of both March 31, 2010 and December 31, 2009	48	48
Additional paid-in capital	142,177	142,135
Accumulated deficit	(162,807)	(162,777)
Accumulated other comprehensive income	1,516	1,441
Total Liquidmetal Technologies, Inc. shareholders’ deficiency	(19,062)	(19,149)
Noncontrolling interest	740	782
Total shareholders’ deficiency	(18,322)	(18,367)

Total liabilities and shareholders’ deficiency	$10,249	$10,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenue	$2,703	$3,592
Cost of sales	2,156	2,141
Gross profit	547	1,451

Operating expenses
Selling, general, and administrative	1,312	1,588
Research and development	247	247
Total operating expenses	1,559	1,835

Loss from operations	(1,012)	(384)

Change in value of warrants, gain (loss)	1,785	(126)
Change in value of conversion feature, gain	318	30
Other income	1	—
Interest expense	(1,164)	(2,290)
Interest income	—	—

Net loss	(72)	(2,770)

Net loss (income) attributable to noncontrolling interest	42	(31)

Net loss attributable to Liquidmetal Technologies, Inc.	(30)	(2,801)

Other comprehensive income (loss):
Foreign exchange translation gain (loss)	75	(413)
Comprehensive income (loss)	$45	$(3,214)

Net loss per share basic and diluted:
Net loss attributable to Liquidmetal Technologies, Inc.	$(0.00)	$(0.06)

Number of weighted average shares - basic and diluted	47,583	44,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2010

(in thousands, except per share data)

(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance, December 31, 2009	3,183,663	47,583,102	4	48	142,135	(162,777)	1,441	782	(18,367)
Stock-based compensation	—	—	—	—	42	—	—	—	42
Foreign exchange translation gain (loss)	—	—	—	—	—	—	75	—	75
Net (loss)	—	—	—	—	—	(30)	—	(42)	(72)
Balance, March 31, 2010	3,183,663	47,583,102	4	48	142,177	(162,807)	1,516	740	(18,322)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009

Operating activities:
Net loss attributable to Liquidmetal Technologies, Inc.	$(30)	$(2,801)

Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities:
Gain on disposal of asset	2	—
(Loss) income attributable to noncontrolling interest of consolidated subsidiary	(42)	31
Depreciation and amortization	243	232
Loss on extinguishment of debt	—	—
Amortization of debt discount	684	1,364
Stock-based compensation	42	88
Bad debt expense (recovery)	20	(4)
Warranty recovery	(13)	(57)
Gain (loss) from change in value of warrants	(1,785)	126
Gain from change in value of conversion feature	(318)	(30)

Changes in operating assets and liabilities:
Trade accounts receivable	(8)	369
Inventories	2	(177)
Prepaid expenses and other current assets	(47)	162
Other assets	36	(110)
Accounts payable and accrued expenses	1,461	826
Deferred revenue	19	15
Other liabilities	(20)	(42)
Net cash provided by (used in) operating activities	246	(8)

Investing Activities:
Purchases of property and equipment	(159)	(47)
Proceeds from the sale of property and equipment	—	—
Investment in patents and trademarks	(20)	(212)
Net cash used in investing activities	(179)	(259)

Financing Activities:
Proceeds from borrowings	2,038	2,932
Repayment of borrowings	(1,530)	(2,804)
Proceeds from issuance of convertible preferred stocks	—	—
Proceeds from issuance of preferred units of subsidiary	—	—
Redemption of preferred units of subsidiary	—	—
Cash distributions	—	(9)
Net cash provided by financing activities	508	119
Effect of foreign exchange translation	(726)	148
Net increase (decrease) in cash and cash equivalents	(151)	—

Cash and cash equivalents at beginning of period	151	157
Cash and cash equivalents at end of period	$—	$157

Supplemental cash flow information
Interest paid	$29	$281
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

1.         Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2010.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on August 20, 2010.

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

2.         Basis of Presentation and Recent Accounting Pronouncements

Translation of Foreign Currency

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at period-end. The financial statements of Liquidmetal Technologies Korea have been translated based upon Korean Won as the functional currency. Liquidmetal Technologies Korea’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the reporting period. The resulting translation adjustment was included in other comprehensive income (loss).

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

Recent Accounting Pronouncements

In June 2009, the FASB issued and subsequently codified Accounting Standards Update No. 2009-16, Transfer and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (ASU 2009-16).  ASU 2009-16 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and removes the exception from applying FASB Interpretation 46R, “Consolidation of Variable Interest Entities”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

In June 2009, the FASB issued and subsequently codified Accounting Standards Update No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17).  ASU 2009-17 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The Company does not expect a material effect from the adoption of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which will be effective for us on March 31, 2010.  SFAS 168’s objective is to establish the FASB Accounting Standards Codification as the source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with US GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 will impact our consolidated financial statements since all future references to authoritative accounting literature will be in accordance with SFAS 168.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Values Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). The Company adopted Part I of the revised guidance for fair value measurements disclosures, which did not have a significant effect on our unaudited Condensed Consolidated Financial Statements, as of the beginning of fiscal 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our company’s present or future consolidated financial statements.

3.         Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $162,807 as of March 31, 2010.  Cash provided by operations for the three months ended March 31, 2010 was $246.  As of March 31, 2010, the Company’s principal source of liquidity is $1,167 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  (see Note 14)

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”).  The

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”).  On August 5, 2010, the Company repaid in full all principal and interest on the Exchange Notes.  All security interests in Company assets securing such obligations under the Exchange Notes were released and terminated.  (See Note 7 and Note 14)

On May 28, 2010, the Company issued $2,000 of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  Following the due date, the interest on the Subordinated Note shall be 15%.  The January 2011 Subordinated Note may be repaid in whole or in part at any time without penalty or premium, but is subordinate in right of payment to the January 2011 Notes and may not be paid until after the January 2011 Notes are paid in full.  The company may, in its sole discretion, elect to pay all or any portion of the outstanding principal or accrued interest in cash or the Company’s common stock or any combination thereof, at a value equal to the lower of $0.26 per share or the average market price per share for the 10 previous trading days immediately prior to the date the payment is made. As a condition for the January 2011 Subordinated Note, Carlyle Liquid Holdings, LLC, a current stockholder of the Company granted the holder of the January 2011 Subordinated Note a warrant to purchase up to 7,700,000 shares of the Company’s common stock at a price equal to $0.26 per share, which warrant is exercisable for a period of 90-days beginning on the date in which the Company repays the January 2011 Subordinated Note in cash (if it repays in cash).  On August 5, 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock for an aggregate price of $2,046.  (see Note 14)

Additionally, the Company has approximately $305 of principal and accrued interest outstanding as of March 31, 2010, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007. On August 5, 2010, the Company repaid in full all principal and accrued interest of $314 on the Bridge Notes.  (see Note 14)

The Company has $287 of outstanding loan as of March 31, 2010 under a factoring, loan and security agreement with a financing company.  In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance and has entered into a settlement agreement with the financing company whereby it agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.   As of March 31, 2010, the Company was unable to pay the $100 monthly payments.  On August 5, 2010, the Company repaid in full all principal, accrued interest and fees of $309 on the factoring loan.  All security interests in Company assets securing such obligations under the factoring loan were released and terminated.  (see Note 14)

The Company has outstanding liens on assets by our South Korean subsidiary by various creditors for past-due trade payables totaling $1,378, of which $1,103 are held by creditors in South Korea, as of March 31, 2010.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise. If it cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea.  Such a foreclosure would have material adverse effect on its operations, financial condition, and results of operations.

4.  Fair Value of Financial Instruments

The fair value of cash and cash equivalents and trade receivables approximates its carrying value due to its short maturity.  The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based upon the following fair value hierarchy:

Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31. 2009:

	Level	March 31, 2010	December 31, 2009
Warrant Liabilities	2	$2,191	$3,975
Conversion Feature Liabilities	2	126	444

The warrant liabilities and conversion feature liabilities are recorded at fair value based on upon valuation models with utilize relevant factors such as expected life, volatility of the Company’s stock prices, risk free interest and dividend rate.

The Company calculated that the estimated fair value of the long term debt is not significantly different than the carrying value of the debt.

5. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$697	$675
Work in process	92	94
Finished goods	192	213
Total inventories	$981	$982

6.   Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of March 31, 2010, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of March 31, 2010 the Company used 1% of coatings applications sales as estimates of warranties to be claimed.

During the three months ended March 31, 2010 and 2009, the Company recorded $13 and $57 of net gain on warranty, respectively. The warranty accrual balance is included in accounts payable and accrued expenses.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

7.  Notes Payable

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

As of both March 31, 2010 and December 31, 2009, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $259, and is included in current portion of long-term debt.  As of March 31, 2010, the effective interest rate for the August 2007 Subordinated Notes was 8%. (see Note 14)

Secured Convertible Subordinated Notes

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

On May 1, 2009, the January 2010 Notes were retired as part of a financing transaction (see Senior Secured Convertible Notes below).

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $0 as of both March 31, 2010 and December 31, 2009.  As of both March 31, 2010 and December 31, 2009, un-amortized discounts for conversion feature, warrants, and cash discount totaled $0, and other asset debt issuance costs totaled $0.  Interest expense for the amortization of debt issuance cost and discount on note was $0 and $1,326 for the three months ended March 31, 2010 and 2009, respectively.

Pursuant to FASB ASC 815, Derivatives and Hedging, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in gains of $0 and $30 for three months ended March 31, 2010 and 2009, respectively.

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

The January 2011 Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at the Company’s option, in the form of additional notes (in which case the interest rate will be 10%).  (see Note 14) The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  As of March 31, 2010, the Company has accrued dividends of $0.7 million included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance of the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

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

In November 1, 2009 the Company issued $378 of additional January 2011 Notes for accrued interest due under the notes in lieu of cash payments.

Pursuant to Accounting Standards Codification No. 815, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded conversion feature of $3,367 have been recorded as conversion feature liability as the debt is considered nonconventional convertible debt. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.68 years; (2) volatility of 176%; (3) risk free interest of 0.92% and dividend rate of 0%. In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.

The change in the fair value of the conversion feature liability resulted in gains of $318 and $0 for the three months ended March 31, 2010 and 2009, respectively.  The fair value of conversion feature outstanding at March 31, 2010 and December 31, 2009 was $126 and $444, respectively.   The fair value of conversion feature outstanding at March 31, 2010 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.8 years; (2) volatility of 130%, (3) risk free interest of 0.41% and dividend rate of 0%.  The fair value of conversion feature outstanding at December 31, 2009 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.01 years; (2) volatility of 152%, (3) risk free interest of 0.5% and dividend rate of 0%.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

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

The Company’s gross outstanding loan balance of the January 2011 Notes totaled $7,878 as of both March 31, 2010 and December 31, 2009.  As of March 31, 2010 and December 31, 2009, un-amortized discounts for conversion feature and warrants totaled $2,608 and $3,227, respectively, and other asset debt issuance costs totaled $85 and $104, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $450 and $0 for the three months ended March 31, 2010 and 2009, respectively.  The effective interest rate of the January 2011 Notes was 67% as of March 31, 2010.

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

For the three months ended March 31, 2010, the Company borrowed $3 and repaid $0 under the Agreement.  The total outstanding advance made under the agreement is $287 and $284 as of March 31, 2010 and December 31, 2009, respectively, which is presented as short-term debt.  The weighted average rate of interest for borrowings made under the Agreement was 6.5% for both the three months ended March 31, 2010 and 2009.   In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance and has entered into a settlement agreement with the financing company whereby it agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.   As of March 31, 2010, the Company was unable to pay the $100 monthly payments.  (see Note 14).

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $44 and $39 for the three months ended March 31, 2010 and 2009, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

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

Midwest Debt

In connection with the Transaction, LMC entered into a Loan Agreement (the “Loan Agreement”), dated July 24, 2007, with Bank Midwest, N.A. (“Midwest”).  Following the Transaction, the Loan Agreement has been amended to renew and modify certain terms. The Loan Agreement, as amended on October 6, 2009 (the “Loan Amendment”), provides for total loan availability of $5,025, consisting of a $4,000 term loan and a revolving loan of up to $1,025 based on a percentage of LMC’s eligible receivable and inventory.  The Loan Amendment adjusted, among other terms, the interest rate of all outstanding loans to a fixed rate of 9%, certain financial covenants under the Loan Agreement, maturity date of the revolving loan through June 30, 2010 with monthly interest payments, and required an immediate repayment of $325 of the term loan and $325 of the revolving loan.  The members of the Liquidmetal Coatings, LLC (the “Members”) were required to contribute $650 in equity to repay the amounts due under the Loan Agreement (the “Capital Call”).  On October 6, 2009 the Company paid $450 which represented its portion of the Capital Call and the remaining Members paid $150.  As a result of the payment, the monthly amortization payments due under the term loan were reduced to $47 and the maturity date was extended to September 30, 2012.  The term loan has a maturity date of July 20, 2011.  (see Note 14)

In connection with the Loan Amendment, the Company borrowed $450 from C3 Capital Partners (“C3”) to contribute its share of the Capital Call pursuant to a bridge loan agreement with C3.  The Company paid down the bridge loan in November 2009.

LMC’s obligations under the Loan Agreement are secured by a blanket security interest in all of LMC’s assets and the Company’s equity interest in LMC, and pursuant to an intercreditor agreement between the C3 and Midwest.  Midwest’s security interest in the assets is senior to C3’s security interest in the same assets.

As of March 31, 2010 and December 31, 2009, the gross outstanding loan balance under the term loan totaled $1,289 and $1,430, respectively, and the gross outstanding loan balance under the revolving loan totaled $450 and $307, respectively. The loans are presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $20 and $6 for the three months ended March 31, 2010 respectively.   Interest expense incurred under the term loan and revolving loan totaled $54 and $8 for the three months ended March 31, 2009, respectively.  (see Note 14)

Additionally, LMC entered into Promissory Notes, dated August 29, 2007 and October 21, 2008 (the “Capital Loan”), with Midwest to provide for $45 and $105 to be used towards the purchase of a company truck and HVOF spray equipment with annual interest rates of 7.43% and 8.25%, respectively.  The Capital Loan has maturity dates of September 1, 2012 and November 1, 2013.  LMC is required to make monthly principal and interest payments of $3 per month.  As of March 31, 2010 and December 31, 2009, the gross outstanding loan balance under the Capital Loan totaled $94 and $102, respectively, which is presented as long-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $2 and $3 for the three months ended March 31, 2010 and 2009, respectively.   (see Note 14)

C3 Debt

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $7,882 and $7,613 as of March 31, 2010 and December 31, 2009, respectively.  Interest expense incurred under the Subordinated Notes totaled $231 and $201 for the three months ended March 31, 2010 and 2009, respectively.

8.     Stock Compensation Plan

During the three months ended March 31, 2010, there were no options granted under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the three months ended March 31, 2010, there were no options granted under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company its subsidiaries.    Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company cancelled 85,756 options during the three months ended March 31, 2010, for terminated employees and options expired.

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

As of March 31, 2010, LMC has redeemed $236 of its preferred units and distributed $294 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,264 as of March 31, 2010.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

10.      Segment Reporting and Geographic Information

ASC 280, Segment Reporting, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloys products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services and product licensing arrangements are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 3 to the consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on August 20, 2010.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended March 31, 2010
Revenue to external customers	$2,546	$157	$2,703
Gross profit	817	(270)	547
Total segment loss	(136)	(560)	(696)
Total identifiable assets at end of period	2,562	5,984	8,546

Three months ended March 31, 2009
Revenue to external customers	$2,487	$1,105	$3,592
Gross profit	913	538	1,451
Total segment income	22	214	236
Total identifiable assets at end of period	2,707	7,257	9,964

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

	For the Three Months
	Ended March 31,
	2010	2009

Total segment income	$(696)	$238
General and administrative expenses, excluded	(643)	(939)

Consolidated loss before interest, income taxes, and noncontrolling interests	$(1,339)	$(701)

Change in value of warrants, gain	1,785	(126)
Change in value of conversion feature, gain	318	30
Interest expense	(836)	(1,973)
Interest income	—	—
Income taxes	—	—
Loss (income) attributable to noncontrolling interest	42	(31)
Consolidated net loss attributable to Liquidmetal Technologies, Inc.	$(30)	$(2,801)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $2,187 and $2,731 during the three months ended March 31, 2010 and 2009, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended March 31, 2010, the Company had revenue from sales to companies outside of the United States of $516, of which $1 represented sales to companies located in South Korea.  During the three months ended March 31, 2009, the Company had revenues from companies outside of the United States of $860 of which $432 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from coating materials.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $2,051 and $1,968 located in the United States at March 31, 2010 and December 31, 2009, respectively. The Company had long-lived assets of $4,875 and $4,931 located in South Korea at March 31, 2010 and December 31, 2009, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

March 31,
2010

Total segment assets	$8,546
Cash and cash equivalents	8
Prepaid expenses and other current assets	67
Other property, plant and equipment	53
Intangibles, net	1,199
Other assets	376
Total consolidated assets	$10,249

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The Company’s largest corporate assets consist of intangible assets, which consist primarily of the Company’s patents and trademarks.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

11.      Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 4,304,126 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at March 31, 2010, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 59,928,242 shares of common stock with prices ranging from $0.50 to $1.75 per share outstanding at March 31, 2010, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. 13,130,137 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices of $0.60 per share outstanding at March 31, 2010 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.  Additionally, 90,901,432 shares of common stock issuable upon conversion of the Company’s convertible preferred stocks with conversion prices ranging from $0.10 and $0.22 per share outstanding at March 31, 2010 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in gains of $1,785 for the three months ended March 31, 2010, and losses of $126 for the three months ended March 31, 2009. The fair value of warrants outstanding at March 31, 2010 of $2,191 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.20 to 4.58 years; (2) volatility of 130%, (3) risk free interest of 0.16% to 2.55%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2009 of $3,975 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.45 to 4.83 years; (2) volatility of 152%, (3) risk free interest of 0.20% to 2.69%, and dividend rate of 0%.

12.      Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer (See Note 14).  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the fourth quarter of the year ended December 31, 2009, the Company wrote-off its investment of $306 in the joint venture due to lower than anticipated growth in the eye wear industry.  During 2009, 2008 and 2007, the Company recognized revenues of $0, $0, and $103, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.  There were no alloys sold to LSI during the three months ended March 31, 2010. (see Note 14)

The Company has outstanding liens on assets by our South Korean subsidiary by various creditors for past-due trade payables totaling $1,378, of which $1,103 are held by creditors in South Korea, as of March 31, 2010.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.   If we cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

13.    Related Party Transactions

During 2009, John Kang, former Chairman of the Company, advanced the Company $250 to fund working capital needs.  The Company repaid $120 of the advance and has $130 outstanding as of March 31, 2010, which is included in short-term debt.  Further, Mr. Kang entered into a Continuing Guarantee Agreement, dated January 5, 2009, to personally guarantee repayment of the Company’s outstanding borrowings made under a Factoring Agreement (see Note 7).

In May 2009, the Company completed a transaction in which (i) the holders of our 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes (the “January 2011” Notes) and shares of a new series of convertible preferred stock designated “Series A-2 Preferred Stock”, together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (see Note 7).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the “Carlyle Entities”), which are two investor entities organized by Abdi Mahamedi and Jack Chitayat.  Mr. Mahamedi became a director and greater-than-5% beneficial owner of the company by reason of the May 2009 transaction, and Jack Chitayat is a former director of the Company who became a greater-than-5% beneficial owner of our company by reason of the May 2009 transaction.  Mr. Mahamedi and Mr. Chitayat have shared voting and investment control over the shares held by the Carlyle Entities due to the fact that other entities owned by them are the managing members of these two Carlyle entities.  Additionally, Mr. Iraj Azarm and Mr. Robert Biehl, directors of the Company, are passive investors in the Carlyle Entities.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation headed by Mr. Chitayat.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The Company recognized revenues from product sales and licensing fees of $0 and $195 from LLPG during the three months ended March 31, 2010 and 2009, respectively.  There are no accounts receivable from LLPG outstanding as of March 31, 2010 and December 31, 2009.

As of March 31, 2010 and December 31, 2009, Ricardo Salas, the Company’s Executive Vice President, held $259 of the unsecured subordinated notes for both periods.  Mr. Salas advanced the Company $210 and $175 during 2010 and 2009, respectively, to meet working capital needs and accrues interest at an annual rate of 10%.  As of March 31, 2010 $385 is outstanding and is included in short-term debt.

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

In consideration of the license agreement with LMK, the Company will be entitled to royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  Effective June 1, 2008, the royalty rate was adjusted to 5%.  The agreement provides that the Company may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $500 or more per year.  The agreement also provides that LMK will be required to purchase all alloy feedstock from the Company, and the Company will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.  Subsequent to March 31, 2010, the licensing agreement with LMK was terminated on June 15, 2010.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. The Company incurred expenses for purchase of production supplies and outsourcing fees of $0 and $181 during the three months ended March 31, 2010 and 2009, respectively.  There are $0 included in accounts payable and accrued expenses for both March 31, 2010 and December 31, 2009 for outstanding trade payables due to LMK.  The Company recognized revenue from sales of raw materials and royalties for a total of $0 and $623 during the three months ended March 31, 2010, and 2009, respectively.  There are $0 included in net accounts receivables as of both March 31, 2010 and December 31, 2009, for outstanding trade receivables due from LMK.

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

14. Subsequent Events

On May 28, 2010, the Company issued $2,000 of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  Following the due date, the interest on the January 2011 Subordinated Note shall be 15%.  The January 2011 Subordinated Note may be repaid in whole or in part at any time without penalty or premium, but is subordinate in right of payment to the January 2011 Notes and may not be paid until after the January 2011 Notes are paid in full.  The company may, in its sole discretion, elect to pay all or any portion of the outstanding principal or accrued interest in cash or the Company’s common stock or any combination thereof, at a value equal to the lower of $0.26 per share or the average market price per share for the 10 previous trading days immediately prior to the date the payment is made. As a condition for the January 2011 Subordinated Note, Carlyle Liquid Holdings, LLC, a current stockholder of the Company granted the holder of the January 2011 Subordinated Note a warrant to purchase up to 7,700,000 shares of the Company’s common stock at a price equal to $0.26 per share, which warrant is exercisable for a period of 90-days beginning on the date in which the Company repays the January 2011 Subordinated Note in cash (if it repays in cash).

On June 25, 2010, LMC entered into a Credit Agreement (“Credit Agreement”) with Enterprise Bank & Trust (“Enterprise”) and retired its loan agreements with Bank Midwest, N.A.  The Credit Agreement provides for a total loan availability of $3,700, consisting of $1,500 million term loan (“Term Note”), a revolving loan of up to $2,000 (Revolving Note”), and equipment loans (“Equipment Note”) of up to $200.  The Term Note of $1,500 has a maturity date of June 25, 2013 and bears an interest rate of 7% per annum.  Borrowing availability under the Revolving Note is based on a percentage of LMC’s eligible receivables and inventory and accrues interest at the rate of the greater of libor plus 3.75% or 6%.  LMC will make monthly interest payments on the Revolving Note until June 24, 2011, at which point all remaining principal and interests are due.  LMC has the right to prepay the Term Note and the Revolving Note and the Equipment Note, in whole or in part, at any time without penalty or premium.

On August 5, 2010, the Company entered into a Master Transaction Agreement with Apple Inc.(“Apple”), pursuant to which (i) Liquidmetal contributed substantially all of its intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary (the “IP Company”), (ii) the IP Company granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products in exchange for a license fee, and (iii) the IP Company granted back to Liquidmetal a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share data)

(unaudited)

On August 5, 2010, the Company repaid in full all principal and interest on (i) the January 2011 Notes in the amount of $8,242, (ii) the secured debt under the factoring loan in the amount of $309, and (iii) the Bridge Notes in the amount of $314. All security interests in Company assets securing such obligations under the January 2011 Notes and factoring loan were released and terminated.

On August 5, 2010 the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock for an aggregate price of $2,046.

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

On August 6, 2010, SAGA filed a litigation case against the Company claiming damages of $3,200 for payment on a loan and for breach of contract in connection with the formation of LSI, a joint venture between the Company and SAGA.  The Company is in the process of responding to the claim and working with SAGA to resolve the matter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•                  Allowance for doubtful accounts

•                  Inventories at lower of cost or net realizable value

•                  Deferred tax assets

•                  Valuation of derivatives of warrants and embedded conversion features

Our Annual Report on Form 10-K for the year ended December 31, 2009, contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

Revenue. Revenue decreased $0.9 million to $2.7 million for the three months ended March 31, 2010 from $3.6 million for the three months ended March 31, 2009.  The decrease consisted of $0.8 million from the sales and prototyping of parts manufacture from bulk Liquidmetal alloys to consumer electronic customers as a result of decrease in demand in electronic castings applications and a decrease of $0.1 million from our research and development contracts.

Cost of Sales. Cost of sales increased to $2.2 million, or 80% of revenue, for the three months ended March 31, 2010 from $2.1 million, or 60% of revenue, for the three months ended March 31, 2009.  The decrease was a result of a continued change in revenue mix during the three months ended March 31, 2010. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $1.3 million, or 49% of revenue, for the three months ended March 31, 2010 from $1.6 million, or 44% of revenue, for the three months ended March 31, 2009. The decrease was primarily a result of a decrease in professional consulting and contract services expense of $0.3 million.

Research and Development Expenses. Research and development expenses were $0.2 million, or 9% of revenue, for the three months ended March 31, 2010 and $0.2 million, or 7% of revenue, for the three months ended March 31 2009.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  Change in value of warrants increased to a gain of $1.8 million, or 66% of revenue, for the three months ended March 31, 2010 from a loss of $0.1 million, or 4% of revenue, for the three months ended March 31, 2009.  The change in value of warrants consisted of warrants issued from convertible and subordinated notes and convertible preferred stocks issued between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of conversion feature liability from our convertible notes resulted in a gain of $0.3 million, or 12% of revenue, during the three months ended March 31, 2010 from a gain of 30 thousand dollars, or 1% of revenue, for the three months ended March 31, 2009, primarily as a result of fluctuations in our stock price.

Interest Expense. Interest expense was $1.2 million, or 43% of revenue, for the three months ended March 31, 2010 and was $2.3 million, or 64% of revenue, for the three months ended March 31, 2009. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan.  The decrease was due to certain of our convertible and subordinated notes retired during the second quarter of 2009.

Liquidity and Capital Resources

Our cash provided by operating activities was $0.2 million for the three months ended March 31, 2010.  Our working capital deficit increased from $13.1 million at December 31, 2009 to $17.0 million at March 31, 2010.  The working capital deficit increase of $3.9 million was primarily attributable to decrease of cash and cash equivalents of $0.2 million, increase of long term debt, current portion, of $4.7 million, increase of accounts payable and accrued expenses of $0.7 million, and increase of short-term debt of $0.4 million, offset by decrease of warrant liabilities of $1.8 million and decrease of conversion feature liabilities of $0.3 million.

Our cash used in investing activities was $0.2 million for the three months ended March 31, 2010 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $0.5 million for the three months ended March 31, 2010.  We paid net $1.5 million in borrowings mainly for a revolving loan agreement executed in July 2007, which were offset by $2.0 million in borrowings mainly from additional term loan as payment for monthly accrued interest due.

On May 1, 2009, we completed a financing transaction (the “Transaction”) whereby aggregate cash of $2.5 million and principal and accrued interest of $20.6 million due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7.5 million of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”). Of the $2.5 million aggregate cash purchase price.  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”).

The Exchange Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at our company’s option, in the form of additional notes (in which case the interest rate will be 10%).  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  As of March 31, 2010, we have accrued dividends of $0.7 million included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance of the company of additional preferred stock, only when and as declared by our Board of Directors.  On August 5, 2010, we repaid in full all principal and interest on the Exchange Notes in the amount of $8.2 million, and all security interests on our assets securing such obligations were released and terminated.

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

Additionally, we have approximately $0.3 million of principal and accrued interest outstanding as of March 31, 2010, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007. On August 5, 2010, we repaid in full all principal and interest on the Bridge Notes in the amount of $0.3 million.

We have $0.3 million of outstanding loan as of March 31, 2010 under a factoring, loan, and security agreement with a financing company.  In June 2009, we received a formal notice of default from the financing company for repayment of the outstanding loan balance and have entered into a settlement agreement with the financing company whereby it agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.   As of March 31, 2010, we have not been able to pay the $100 monthly payments.  On August 5, 2010, we repaid in full all principal, interest and fees on the factoring loan in the amount of $0.3 million, and all security interests on our assets securing such obligation was released and terminated.

We have outstanding liens on assets by our South Korean subsidiary by various creditors for past-due trade payables totaling $1,378 million, of which $1,103 are held by creditors in South Korea, as of March 31, 2010.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.   If we cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of March 31, 2010:

		Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term debt (2)	$8,137	$8,137	$—	$—	$—
Long-term debt of consolidated subsidiary (2)	9,265	595	8,619	51	—
Short-term debt (3)	832	832	—	—	—
Short-term debt of consolidated subsidiary	450	450	—	—	—
Interest payments (4)	3,364	1,723	1,641	—	—
Operating leases and rents	754	374	380	—	—
Dongyang	9	9	—	—	—
Nichimen	315	315	—	—	—
Totals (1)	$23,126	$12,435	$10,640	$51	$—

(1) Contractual cash obligations include Long-term debt comprised of $259 of Unsecured Subordinated Notes issued in 2006 and $7,878 of Convertible Notes issued in 2009; Long-term debt of consolidated subsidiary comprised of $1,289 of Bank Midwest Term Loan, $7,882 of C3 Capital Partners Subordinated Notes, and $94 of Bank Midwest Promissory Notes; Short-term debt comprised of $287 outstanding advances received under factoring, loan, and security agreement, $545 of cash advances from John Kang, our former Chairman, Ricardo Salas, Executive Vice President of our company, and Abdi Mahamedi, a member for our Board of Directors; Short-term debt of consolidated subsidiary comprised of $450 of Bank Midwest revolving loan; future minimum lease payments under capital and operating leases; purchase commitments from consultants; payments due from assets purchased from Foster Wheeler thermal spray coatings business; payments due from our discontinued equipment manufacturing business; and minimum payments due under a distribution agreement.

(2) Does not include accrued and scheduled interest payments of $3,364; and un-amortized discounts for conversion feature and warrants of $2,608 of our convertible notes.

(3) Does not include minimum interest and fee payments of $30.

(4) Interest payments include accrued and scheduled payments due on long-term debt and long-term debt of consolidated subsidiary with annual interest rates between 7.43% to 14%.  Interest payments also include estimated interest on short-term debt and short-term debt of majority owned subsidiary with annual interest rates between 8.48% to 10% with expected maturity of approximately 1 year.

Off Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) retained a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging, or research and development arrangements with the company.

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.  In January 2007 and June 2007, we contributed additional $0.2 million and $0.1 million, respectively, into LSI as additional investment.  The contribution did not change our 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to us certain business assets including manufacturing equipment acquired under the joint venture.  During the fourth quarter of the year ended December 31, 2009, we wrote-off its investment of $0.3 million in the joint venture due to slower than anticipated growth in the eyewear industry.  During 2009, 2008 and 2007, we recognized revenues of $0, $0 and $0.1 million, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture.  There were no alloys sold to LSI during the three months ended March 31, 2010.

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

Item 4T — Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended March 31, 2010, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors

None.

Item 3 - Defaults Upon Senior Securities

We have $0.3 million of outstanding loan as of March 31, 2010 under a factoring, loan, and security agreement with a financing company.  In June 2009, we received a formal notice of default from the financing company for repayment of the outstanding loan balance.  As of the date of this report, we entered into a settlement agreement with the financing company whereby we agreed to repay approximately $0.1 million each month until the outstanding loans and accrued fees have been repaid.  As of March 31, 2010, we were unable to pay the $100 monthly payments.  On August 5, 2010, we repaid in full all principal and interest on the factoring loan in the amount of $0.3 million.  All security interests in our assets securing such obligation under the factoring loan were released and terminated.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number	Description of Document

31.1	Certification of the President and Chief Executive Officer, Thomas Steipp, as required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 20, 2010	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2010	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)