Form 10-Q
period 2010-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2010-08-20
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
FOR THE QUARTER ENDED JUNE 30, 2010

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

PART I

FINANCIAL INFORMATION

Item 1 — Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$918	$151
Trade accounts receivables, net of allowance for doubtful accounts of $1,293 and $1,314	1,010	1,180
Inventories	880	982
Prepaid expenses and other current assets	584	594
Total current assets	3,392	2,907

Property, plant and equipment, net	5,117	5,668
Other intangibles, net	1,190	1,232
Investment in joint venture	—	—
Other assets	577	633
Total assets	10,276	10,440

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	9,288	9,111
Deferred revenue	239	31
Short-term debt	3,300	896
Long-term debt, current portion, net of debt discounts of $1,899 and $0	6,429	1,393
Warrant liabilities	1,137	3,975
Conversion feature liabilities	15	444
Other liabilities, current portion	141	141
Total current liabilities	20,549	15,991

Long-term debt, net of current portion and debt discounts of $61 and $0	9,661	12,661
Other long-term liabilities, net of current portion	125	155
Total liabilities	30,335	28,807

Shareholders’ deficiency:
Liquidmetal Technologies, Inc. shareholders’ deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,124,663 and 3,183,663 shares issued and outstanding as of both June 30, 2010 and December 31, 2009	4	4
Common stock, $0.001 par value; 300,000,000 shares authorized; 49,257,343 and 47,583,102 shares issued and outstanding as of both June 30, 2010 and December 31, 2009	49	48
Additional paid-in capital	142,406	142,135
Accumulated deficit	(164,498)	(162,777)
Accumulated other comprehensive income	1,334	1,441
Total Liquidmetal Technologies, Inc. shareholders’ deficiency	(20,705)	(19,149)
Noncontrolling interest	646	782
Total shareholders’ deficiency	(20,059)	(18,367)

Total liabilities and shareholders’ deficiency	$10,276	$10,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$2,201	$3,519	$4,904	$7,111
Cost of sales	1,616	1,895	3,772	4,036

Gross profit	585	1,624	1,132	3,075

Operating expenses
Selling, general, and administrative	1,332	1,357	2,644	2,945
Research and development	226	301	473	548
Total operating expenses	1,558	1,658	3,117	3,493

Loss from operations	(973)	(34)	(1,985)	(418)

Loss from extinguishment of debt	—	(1,471)	—	(1,471)
Change in value of warrants, gain	1,053	6,249	2,838	6,123
Change in value of conversion feature, gain	111	930	429	960
Other income	62	—	63	—
Interest expense	(1,385)	(1,415)	(2,549)	(3,705)

Net (loss) income before income taxes	(1,132)	4,259	(1,204)	1,489

Income taxes	—	(45)	—	(45)

Net (loss) income	(1,132)	4,214	(1,204)	1,444

Net loss attributable to noncontrolling interest	94	51	136	20

Net (loss) income attributable to Liquidmetal Technologies, Inc.	(1,038)	4,265	(1,068)	1,464

Other comprehensive (loss) income:
Foreign exchange translation (loss) gain	(182)	336	(107)	(77)
Comprehensive (loss) income	$(1,220)	$4,601	$(1,175)	$1,387

Net (loss) income per share basic and diluted:
Net (loss) income attributable to Liquidmetal Technologies, Inc.	$(0.02)	$0.09	$(0.02)	$0.03

Number of weighted average shares - basic and diluted	48,477	45,408	48,030	45,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

For the Six Months Ended June 30, 2010

(in thousands, except per share data)

(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance, December 31, 2009	3,183,663	47,583,102	4	48	142,135	(162,777)	1,441	782	(18,367)
Conversion of preferred stocks	(59,000)	1,340,909	0	1	(1)				0
Conversion of notes payable		333,332		0	200				200
Dividends						(653)			(653)
Stock-based compensation	—	—	—	—	72	—	—	—	72
Foreign exchange translation gain (loss)	—	—	—	—	—	—	(107)	—	(107)
Net (loss)	—	—	—	—	—	(1,068)	—	(136)	(1,204)
Balance, June 30, 2010	3,124,663	49,257,343	4	49	142,406	(164,498)	1,334	646	(20,059)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	For the Six Months Ended June 30,
	2010	2009

Operating activities:
Net (loss) income attributable to Liquidmetal Technologies, Inc.	$(1,068)	$1,464

Adjustments to reconcile loss (income) from operations to net cash used in operating activities:
Gain on disposal of asset	2	—
Loss attributable to noncontrolling interest of consolidated subsidiary	(136)	(20)
Depreciation and amortization	482	497
Loss on extinguishment of debt	—	1,471
Amortization of debt discount	1,462	2,151
Stock-based compensation	73	192
Bad debt expense	20	31
Warranty recovery	(148)	(91)
Gain from change in value of warrants	(2,838)	(6,123)
Gain from change in value of conversion feature	(429)	(960)

Changes in operating assets and liabilities:
Trade accounts receivable	149	(354)
Inventories	103	23
Prepaid expenses and other current assets	9	(249)
Other assets	(78)	(304)
Accounts payable and accrued expenses	380	99
Deferred revenue	208	13
Other liabilities	(30)	(8)
Net cash used in operating activities	(1,839)	(2,168)

Investing Activities:
Purchases of property and equipment	(159)	(209)
Investment in patents and trademarks	(28)	(251)
Net cash used in investing activities	(187)	(460)

Financing Activities:
Proceeds from borrowings	8,184	12,131
Repayment of borrowings	(4,872)	(24,853)
Proceeds from issuance of convertible preferred stocks	—	15,328
Cash distributions	—	(9)
Net cash provided by financing activities	3,312	2,597
Effect of foreign exchange translation	(519)	29
Net increase (decrease) in cash and cash equivalents	767	(2)

Cash and cash equivalents at beginning of period	151	157
Cash and cash equivalents at end of period	$918	$155

Supplemental cash flow information
Interest paid	$70	$1,341
Taxes paid	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(in thousands, except per share data)

(unaudited)

During the six months ended June 30, 2010, $200 of the Company’s 8% Senior Convertible Notes due January 2011 was converted into 333,332 shares of the Company’s common stock at a conversion price of $0.60 per share.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

1.             Basis of Presentation / Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2010.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on August 20, 2010.

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

For the Six Months Ended June 30, 2010 and 2009

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

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which will be effective for us on June 30, 2010.  SFAS 168’s objective is to establish the FASB Accounting Standards Codification as the source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with US GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 will impact our consolidated financial statements since all future references to authoritative accounting literature will be in accordance with SFAS 168.

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

3.             Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $164,498 as of June 30, 2010.  Cash used in operations for the six months ended June 30, 2010 was $1,839.  As of June 30, 2010, the Company’s principal source of liquidity is $1,010 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern. (see Note 14)

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “Exchange Notes”).  The

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 (the “Securities Purchase Agreement”), among the exchanging note holders and investors (collectively, the “Buyers”).  The Securities Purchase Agreement gives the Buyers option to subscribe for an additional 1,000,000 shares of Series A-1 Preferred Stock at $5.00 per share at any time prior to six months from the closing date (the “Series A-1 Option”). On August 5, 2010, the Company repaid in full all principal and interest on the Exchange Notes.  All security interests in Company assets securing such obligations under the Exchange Notes were released and terminated.  (See Note 7 and Note 14)

On May 28, 2010, the Company issued $2,000 of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  Following the due date, the interest on the January 2011 Subordinated Note shall be 15%.  The January 2011 Subordinated Note may be repaid in whole or in part at any time without penalty or premium, but is subordinate in right of payment to the January 2011 Notes and may not be paid until after the January 2011 Notes are paid in full.  The company may, in its sole discretion, elect to pay all or any portion of the outstanding principal or accrued interest in cash or the Company’s common stock or any combination thereof, at a value equal to the lower of $0.26 per share or the average market price per share for the 10 previous trading days immediately prior to the date the payment is made. As a condition for the January 2011 Subordinated Note, Carlyle Liquid Holdings, LLC, a current stockholder of the Company granted the holder of the January 2011 Subordinated Note a warrant to purchase up to 7,700,000 shares of the Company’s common stock at a price equal to $0.26 per share, which warrant is exercisable for a period of 90-days beginning on the date in which the Company repays the January 2011 Subordinated Note in cash (if it repays in cash).  On August 5, 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock for an aggregate price of $2,046.  (see Note 14)

Additionally, the Company has approximately $311 of principal and accrued interest outstanding as of June 30, 2010, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007.  On August 5, 2010, the Company repaid in full all principal and accrued interest of $314 on the Bridge Notes. (see Note 14)

The Company has $287 of outstanding loan as of June 30, 2010 under a factoring, loan and security agreement with a financing company.  In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance and has entered into a settlement agreement with the financing company whereby it agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.   As of June 30, 2010, The Company was unable to pay the $100 monthly payments.  On August 5, 2010, the Company repaid in full all principal, accrued interest and fees of $309 on the factoring loan.  All security interests in Company assets securing such obligations under the factoring loan were released and terminated.  (see Note 14)

The Company has outstanding liens on assets by its South Korean subsidiary by various creditors for past-due trade payables totaling $1,026, which are held by creditors in South Korea, as of June 30, 2010.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If it cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea.  Such a foreclosure would have material adverse effect on its operations, financial condition, and results of operations.

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

For the Six Months Ended June 30, 2010 and 2009

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

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Level	June 30, 2010	December 31, 2009
Warrant Liabilities	2	$1,137	$3,975
Conversion Feature Liabilities	2	15	444

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

5. Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$635	$675
Work in process	81	94
Finished goods	164	213
Total inventories	$880	$982

6.   Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of June 30, 2010, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of June 30, 2010 the Company used 1% of coatings applications sales as estimates of warranties to be claimed.

During the three and six months ended June 30, 2010, the Company recorded $135 and $148 of net gain on warranty, respectively. During the three and six months ended June 30, 2009, the Company recorded $51 and $91 of net gain on warranty, respectively.  The warranty accrual balance is included in accounts payable and accrued expenses.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

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

As of both June 30, 2010 and December 31, 2009, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $259, and is included in current portion of long-term debt.  As of June 30, 2010, the effective interest rate for the August 2007 Subordinated Notes was 8%.

On May 28, 2010, the Company issued $2,000,000 of 13% Subordinated Promissory Note (“the January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  Following the due date, the interest on the January 2011 Subordinated Note shall be 15%.  The January 2011 Subordinated Note may be repaid in whole or in part at any time without penalty or premium, but is subordinate in right of payment to the January 2011 Notes and may not be paid until after the January 2011 Notes are paid in full.  The Company may, at its sole discretion, elect to pay all or any portion of the outstanding principal or accrued interest in cash or the Company’s common stock or any combination thereof, at a value equal to the lower of $0.26 per share or the average market price per share for the 10 previous trading days immediately prior to the date the payment is made. As a condition for the January 2011 Subordinated Note, Carlyle Liquid Holdings, LLC, a current stockholder of the Company granted the holder of the January 2011 Subordinated Note a warrant to purchase up to 7,700,000 shares of the Company’s common stock at a price equal to $0.26 per share, which warrant is exercisable for a period of 90-days beginning on the date in which we repay the January 2011 Subordinated Note in cash (if we repay in cash).

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

On May 1, 2009, the January 2010 Notes were retired as part of a financing transaction (see “Senior Secured Convertible Notes” below).

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $0 as of both June 30, 2010 and December 31, 2009.  As of both June 30, 2010 and December 31, 2009, un-amortized discounts for conversion feature, warrants, and cash discount totaled $0, and other asset debt issuance costs totaled $0.  Interest expense for the amortization of debt issuance cost and discount on note was $0 for both the three and six months ended June 30, 2010.  Interest expense for the amortization of debt issuance cost and discount on note was $491 and $1,816 for the three and six months ended June 30, 2009, respectively.

Pursuant to FASB ASC 815, Derivatives and Hedging, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in gains of $0 for both the three and six months ended June 30, 2010, respectively.  The change in the fair value of the conversion feature liability resulted in losses of $1,167 and $1,137 for three and six months ended June 30, 2009, respectively

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

Senior Secured Convertible Notes

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

The January 2011 Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at the Company’s option, in the form of additional notes (in which case the interest rate will be 10%).  (see Note 14)  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  As of June 30, 2010, the Company has accrued dividends of $1.3 million included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance of the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

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

In November 1, 2009 and May 1, 2010, the Company issued $378 and $391, respectively, of additional January 2011 Notes for accrued interest due under the notes in lieu of cash payments.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

The change in the fair value of the conversion feature liability resulted in gains of $111 and $429 for the three and six months ended June 30, 2010, respectively.  The change in the fair value of the conversion feature liability resulted in gains of $2,097 for both the three and six months ended June 30, 2009.  The fair value of conversion feature outstanding at June 30, 2010 and December 31, 2009 was $15 and $444, respectively.   The fair value of conversion feature outstanding at June 30, 2010 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.5 years; (2) volatility of 105%, (3) risk free interest of 0.22% and dividend rate of 0%.  The fair value of conversion feature outstanding at December 31, 2009 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.01 years; (2) volatility of 152%, (3) risk free interest of 0.5% and dividend rate of 0%.

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

The Company’s gross outstanding loan balance of the January 2011 Notes totaled $8,069 and $7,878 as of June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 and December 31, 2009, un-amortized discounts for conversion feature and warrants totaled $1,899 and $3,227, respectively, and other asset debt issuance costs totaled $61 and $104, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $584 and $1,034 for the three and six months ended June 30, 2010, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $255 for both the three and six months ended June 30, 2009, respectively.  The effective interest rate of the January 2011 Notes was 65% as of June 30, 2010.

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

For the six months ended June 30, 2010, the Company borrowed $3 and repaid $0 under the Agreement.  The total outstanding advance made under the agreement is $287 and $284 as of June 30, 2010 and December 31, 2009, respectively, which is presented as short-term debt.  The weighted average rate of interest for borrowings made under the Agreement was 6.5% for both the three months ended June 30, 2010 and 2009.   In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan balance and has entered into a settlement agreement with the financing company whereby it agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.   As of June 30, 2010, the Company was unable to pay the $100 monthly payments.  (see Note 14)

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

Debt of Majority Owned Subsidiary

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $46 and $90 for the three and six months ended June 30, 2010, respectively.  Interest expense for the amortization of debt issuance cost was $40 and $80 for the three and six months ended June 30, 2009, respectively.

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

Midwest Debt

In connection with the Transaction, LMC entered into a Loan Agreement (the “Loan Agreement”), dated July 24, 2007, with Bank Midwest, N.A. (“Midwest”).  Following the Transaction, the Loan Agreement has been amended to renew and modify certain terms. The Loan Agreement, as amended on October 6, 2009 (the “Loan Amendment”), provides for total loan availability of $5,025, consisting of a $4,000 term loan and a revolving loan of up to $1,025 based on a percentage of LMC’s eligible receivable and inventory.  The Loan Amendment adjusted, among other terms, the interest rate of all outstanding loans to a fixed rate of 9%, certain financial covenants under the Loan Agreement, maturity date of the revolving loan through June 30, 2010 with monthly interest payments, and required an immediate repayment of $325 of the term loan and $325 of the revolving loan.  The members of the Liquidmetal Coatings, LLC (the “Members”) were required to contribute $650 in equity to repay the amounts due under the Loan Agreement (the “Capital Call”).  On October 6, 2009, the Company paid $450 which represented its portion of the Capital Call and the remaining Members paid $150.  As a result of the payment, the monthly amortization payments due under the term loan were reduced to $47 and the maturity date was extended to September 30, 2012.  The term loan has a maturity date of July 20, 2011.

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

On June 25, 2010 LMC entered into a Credit Agreement with Enterprise Bank & Trust and retired all of its loan agreements with Midwest (see “Enterprise Debt” below).

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

As of June 30, 2010 and December 31, 2009, the gross outstanding loan balance under the term loan totaled $0 and $1,430, respectively, and the gross outstanding loan balance under the revolving loan totaled $0 and $307, respectively. The loans are presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $39 and $66 for the three and six months ended June 30, 2010, respectively.   Interest expense incurred under the term loan and revolving loan totaled $60 and $122 for the three and six months ended June 30, 2009, respectively.   As of June 30, 2010 and December 31, 2009, the gross outstanding loan balance under the Capital Loan totaled $0 and $102, respectively, which is presented as long-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $2 and $4 for the three and six months ended June 30, 2010, respectively.  Interest expense incurred under the Capital Loan totaled $2 and $5 for the three and six months ended June 30, 2009, respectively.

Enterprise Debt

On June 25, 2010, LMC entered into a Credit Agreement (“Credit Agreement”) with Enterprise Bank & Trust (“Enterprise”).  The Credit Agreement provides for a total loan availability of $3,700, consisting of $1,500 million term loan (“Term Note”), a revolving loan of up to $2,000 (Revolving Note”), and equipment loans (“Equipment Note”) of up to $200.  The Term Note of $1,500 has a maturity date of June 25, 2013 and bears an interest rate of 7% per annum.  LMC is required to make monthly payments of principal and interest under the Term Note, with monthly payments of (i) $50 during months 1 through 12, (ii) $42 during months 13 through 24 and (iii) $33 during months 25 through 36.  All remaining principal and interest shall be due and payable upon the maturity date

Borrowing availability under the Revolving Note is based on a percentage of LMC’s eligible receivables and inventory and accrues interest at the rate of the greater of libor plus 3.75% or 6%.  LMC will make monthly interest payments on the Revolving Note until June 24, 2011, at which point all remaining principal and interests are due.  LMC has the right to prepay the Term Note and the Revolving Note and the Equipment Note, in whole or in part, at any time without penalty or premium

The Credit Agreement is secured by a blanket security interest in all of the LMC’s assets.  Pursuant to a subordination agreement between C3 Capital Partners, L.P., C3 Capital Partners II, L.P. (collectively the “C3 Entities”) and Enterprise, Enterprise’s security interest in the assets is senior to the C3 Entities’ security interest in the same assets.

As of June 30, 2010 and December 31, 2009, the gross outstanding loan balance under the Term Note totaled $1,500 and $0, respectively, and the gross outstanding loan balance under the revolving loan totaled $403 and $0, respectively. The loans are presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.

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

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $8,161 and $7,613 as of June 30, 2010 and December 31, 2009, respectively.  Interest expense incurred under the Subordinated Notes totaled $239 and $470 for the three and six months ended June 30, 2010, respectively.  Interest expense incurred under the Subordinated Notes totaled $202 and $403 for the three and six months ended June 30, 2009, respectively.

8.     Stock Compensation Plan

During the six months ended June 30, 2010, there were no options granted under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the six months ended June 30, 2010, there were no options granted under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company its subsidiaries.    Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company cancelled 85,756 options during the six months ended June 30, 2010, for terminated employees and options expired.

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

As of June 30, 2010, LMC has redeemed $236 of its preferred units and distributed $294 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,264 as of June 30, 2010.

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

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended June 30, 2010
Revenue to external customers	$1,999	$202	$2,201
Gross profit	736	(151)	585
Total segment loss	(308)	(211)	(519)
Total identifiable assets at end of period	2,339	5,440	7,779

Three months ended June 30, 2009
Revenue to external customers	$1,706	$1,813	$3,519
Gross profit	592	1,032	1,624
Total segment income	(168)	640	472
Total identifiable assets at end of period	2,224	8,500	10,724

Six months ended June 30, 2010
Revenue to external customers	$4,545	$359	$4,904
Gross profit	1,553	(421)	1,132
Total segment (loss) income	(443)	(772)	(1,215)
Total identifiable assets at end of period	2,339	5,440	7,779

Six months ended June 30, 2009
Revenue to external customers	$4,193	$2,918	$7,111
Gross profit	1,506	1,569	3,075
Total segment income (loss)	(147)	854	707
Total identifiable assets at end of period	2,224	8,500	10,724

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Total segment (loss) income	$(519)	$472	$(1,215)	$707
General and administrative expenses, excluded	(733)	(826)	(1,376)	(1,763)

Consolidated loss before interest, income taxes, and noncontrolling interests	$(1,252)	$(354)	$(2,591)	$(1,056)

Loss from extinguishment of debt	—	(1,471)	—	(1,471)
Change in value of warrants, gain	1,053	6,249	2,838	6,123
Change in value of conversion feature, gain	111	930	429	960
Interest expense	(1,044)	(1,095)	(1,880)	(3,067)
Income taxes	—	(45)	—	(45)
Income attributable to noncontrolling interest	94	51	136	20
Consolidated net loss attributable to Liquidmetal Technologies, Inc.	$(1,038)	$4,265	$(1,068)	$1,464

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $1,550 and $1,628 during the three months ended June 30, 2010 and 2009, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, and sales of Liquidmetal bulk alloy products.

During the three months ended June 30, 2010, the Company had revenue from sales to companies outside of the United States of $651, of which $37 represented sales to companies located in South Korea.  During the three months ended June 30, 2009, the Company had revenues from companies outside of the United States of $1,891 of which $1,328 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was from coating materials.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,963 and $1,968 located in the United States at June 30, 2010 and December 31, 2009, respectively. The Company had long-lived assets of $4,344 and $4,931 located in South Korea at June 30, 2010 and December 31, 2009, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

June 30,
2010

Total segment assets	$7,779
Cash and cash equivalents	829
Prepaid expenses and other current assets	123
Other property, plant and equipment	44
Intangibles, net	1,173
Other assets	328
Total consolidated assets	$10,276

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The Company’s largest corporate assets consist of intangible assets, which consist primarily of the Company’s patents and trademarks.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

11.      Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 4,304,126 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at June 30, 2010, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 58,225,839 shares of common stock with prices ranging from $0.50 to $1.14 per share outstanding at June 30, 2010, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. 13,781,248 shares of common stock issuable upon conversion of the Company’s convertible notes with conversion prices of $0.60 per share outstanding at June 30, 2010 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.  Additionally, 89,560,523 shares of common stock issuable upon conversion of the Company’s convertible preferred stocks with conversion prices ranging from $0.10 and $0.22 per share outstanding at June 30, 2010 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in gains of $1,053 and $2,838 for the three and six months ended June 30, 2010, respectively, and gains of $6,249 and $6,123 for the three and six months ended June 30, 2009, respectively. The fair value of warrants outstanding at June 30, 2010 of $1,137 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.88 to 4.33 years; (2) volatility of 105%, (3) risk free interest of 0.32% to 1.79%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2009 of $3,975 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.45 to 4.83 years; (2) volatility of 152%, (3) risk free interest of 0.20% to 2.69%, and dividend rate of 0%.

12.      Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer (See Note 14).  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and will have two years to purchase the additional interest at a nominal price. In January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the fourth quarter of the year ended December 31, 2009, the Company wrote-off its investment of $306 in the joint venture due to lower than anticipated growth in the eye wear industry.  During 2009, 2008 and 2007, the Company recognized revenues of $0, $0, and $103, respectively, of Liquidmetal alloys sold to LSI for use in the joint venture.  There were no alloys sold to LSI during the three and six months ended June 30, 2010. (see Note 14)

We have outstanding liens on assets by our South Korean subsidiary by various creditors for past-due trade payables totaling $1,026, which are held by creditors in South Korea, as of June 30, 2010.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

13.    Related Party Transactions

During 2009, John Kang, former Chairman of the Company, advanced the Company $250 to fund working capital needs.  The Company repaid $130 of the advance and has $120 outstanding as of June 30, 2010, which is included in short-term debt.  Further, Mr. Kang entered into a Continuing Guarantee Agreement, dated January 5, 2009, to personally guarantee repayment of the Company’s outstanding borrowings made under a Factoring Agreement (see Note 7).

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

During the six months ended June 30, 2010, Mr. Mahamedi and Carlyle Liquid Holdings, LLC advanced the Company $30 and $75 to fund working capital needs.  The entire balance of the advance is outstanding as of June 30, 2010 and is included in short-term debt.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation headed by Mr. Chitayat.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The Company recognized revenues from product sales and licensing fees of $0 from LLPG during both the three and six months ended June 30, 2010.  The Company recognized revenues from product sales and licensing fees of $8 and $203 from LLPG during the three and six months ended June 30, 2010, respectively.  There are no accounts receivable from LLPG outstanding as of June 30, 2010 and December 31, 2009.

As of June 30, 2010 and December 31, 2009, Ricardo Salas, the Company’s Executive Vice President, held $259 of the unsecured subordinated notes for both periods.  Mr. Salas advanced the Company $210 and $175 during 2010 and 2009, respectively, to meet working capital needs and accrues interest at an annual rate of 10%.  As of June 30, 2010 $385 is outstanding and is included in short-term debt.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

In consideration of the license agreement with LMK, the Company will be entitled to royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  Effective June 1, 2008, the royalty rate was adjusted to 5%.  The agreement provides that the Company may convert the license to a non-exclusive in the event that the net sales in the second year of the contract or thereafter are not sufficient to result in royalties of $500 or more per year.  The agreement also provides that LMK will be required to purchase all alloy feedstock from the Company, and the Company will have the right to continue to manufacture Liquidmetal alloy products for South Korean customers until all purchased equipment has been commissioned.  The licensing agreement with LMK was terminated on June 15, 2010.

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. The Company incurred $0 in expenses for purchase of production supplies and outsourcing fees during both the three and six months ended June 30, 2010.  The Company incurred expenses for purchase of production supplies and outsourcing fees of $256 and $436 during both the three and six months ended June 30, 2009, respectively.  There are $0 included in accounts payable and accrued expenses for both June 30, 2010 and December 31, 2009 for outstanding trade payables due to LMK.  The Company recognized $0 revenue from sales of raw materials and royalties during both the three and six months ended June 30, 2010.  The Company recognized $1,563 and $2,123 revenue from sales of raw materials and royalties during both the three and six months ended June 30, 2009, respectively.  There are $0 included in net accounts receivables as of both June 30, 2010 and December 31, 2009, for outstanding trade receivables due from LMK.

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

On August 5 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock for an aggregate price of $2,046.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2010 and 2009

(in thousands, except share data)

(unaudited)

On August 6, 2010, SAGA, SpA in Padova, Italy, (“SAGA”) filed a litigation case against the Company claiming damages of $3,200 for payment on a loan and for breach of contract in connection with the formation of LSI, a joint venture between the Company and SAGA.  The Company is in the process of responding to the claim and working with SAGA to resolve the matter.

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

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009

Revenue. Revenue decreased $1.3 million to $2.2 million for the three months ended June 30, 2010 from $3.5 million for the three months ended June 30, 2009.  The decrease consisted of $1.6 million from the sales and prototyping of parts manufacture from bulk Liquidmetal alloys to consumer electronic customers as a result of decrease in demand in electronic castings applications, which were offset by an increase of $0.3 million from sales of our coating products.

Cost of Sales. Cost of sales decreased to $1.6 million, or 73% of revenue, for the three months ended June 30, 2010 from $1.9 million, or 54% of revenue, for the three months ended June 30, 2009.  The decrease was a result of a continued change in revenue mix during the three months ended June 30, 2010. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $1.3 million, or 61% of revenue, for the three months ended June 30, 2010 from $1.4 million, or 39% of revenue, for the three months ended June 30, 2009. The decrease was primarily a result of a decrease in product warranty of $0.1 million.

Research and Development Expenses. Research and development expenses were $0.2 million, or 10% of revenue, for the three months ended June 30, 2010 and $0.3 million, or 9% of revenue, for the three months ended June 30, 2009.  The decrease is mainly due to the completion of some of our R&D contracts.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishment of Debt.  Loss from extinguishment of debt decreased to $0 for the three months ended June 30, 2010 from $1.5 million, or 42% of revenue, for the three months ended June 30, 2009.  The $1.5 million loss was recognized from extinguishment of certain of our convertible and subordinated notes during 2009.

Change in Value of Warrants.  Change in value of warrants decreased to a gain of $1.1 million, or 48% of revenue, for the three months ended June 30, 2010 from a gain of $6.2 million, or 178% of revenue, for the three months ended June 30, 2009.  The change in value of warrants consisted of warrants issued from convertible and subordinated notes and convertible preferred stocks issued between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of conversion feature liability from our convertible notes resulted in a gain of $0.1 million, or 5% of revenue, during the three months ended June 30, 2010 from a gain of $0.9 million, or 26% of revenue, for the three months ended June 30, 2009, primarily as a result of fluctuations in our stock price.

Other Income.  Other income was $0.1 million, or 2.8% of revenue, for the three months ended June 30, 2010 from write off of accounts payable.  There was no other income for the three months ended June 30, 2009.

Interest Expense. Interest expense was $1.4 million, or 63% of revenue, for the three months ended June 30, 2010 and was $1.4 million, or 40% of revenue, for the three months ended June 30, 2009. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan.  The decrease was due to certain of our convertible and subordinated notes retired during the second quarter of 2009.

Comparison of the six months ended June 30, 2010 and 2009

Revenue. Revenue decreased $2.2 million to $4.9 million for the six months ended June 30, 2010 from $7.1 million for the six months ended June 30, 2009.  The decrease consisted of $2.6 million decrease in sales and prototyping of parts manufactured from bulk Liquidmetal alloys to consumer electronics customers as a result of decrease in demand in electronic casings applications and our research and development contracts, offset by a increase of $0.4 million from the sales of our coating products.

Cost of Sales. Cost of sales decreased to $3.7 million, or 77% of revenue, for the six months ended June 30, 2010 from $4.0 million, or 57% of revenue, for the six months ended June 30, 2009.  The decrease was a result of a continued change in revenue mix during the six months ended June 30, 2010. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $2.6 million, or 54% of revenue, for the six months ended June 30, 2010 from $2.9 million, or 41% of revenue, for the six months ended June 30, 2009. The decrease was primarily a result of decreases in professional, consulting and contract services expenses of $0.3 million.

Research and Development Expenses. Research and development expenses were $0.5 million, or 9% of revenue, for the six months ended June, 2010 and $0.5 million, or 8% of revenue for the six months ended June 30, 2009.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishment of Debt.  Loss from extinguishment of debt decreased to $0 for the six months ended June 30, 2010 from $1.5 million, or 21% of revenue, for the six months ended June 30, 2009.  The $1.5 million loss was recognized from extinguishment of certain of our convertible and subordinated notes during 2009.

Change in Value of Warrants.  Change in value of warrants decreased to a gain of $2.8 million, or 58% of revenue, for the six months ended June 30, 2009 from a gain of $6.1 million, or 86% of revenue, for the six months ended June 30, 2009.  The change in value of warrants consisted of warrants issued from convertible and subordinated notes and convertible preferred stocks issued between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of conversion feature liability from our convertible notes resulted in a gain of $0.4 million, or 9% of revenue, during the six months ended June 30, 2010 from a gain of $1.0 million, or 14% of revenue, for the six months ended June 30, 2009, primarily as a result of fluctuations in our stock price.

Other Income.  Other income was $0.1 million, or 1.3% of revenue, for the six months ended June 30, 2010 from write off of accounts payable.  There was no other income for the three months ended June 30, 2009.

Interest Expense. Interest expense was $2.5 million, or 52% of revenue, for the six months ended June 30, 2010 and was $3.7 million, or 52% of revenue, for the six months ended June 30, 2009. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, and a revolving loan agreement.  The decrease was due to higher interest rates and higher balance outstanding on convertible notes during the first quarter of 2009.

Liquidity and Capital Resources

Our cash used in operating activities was $1.8 million for the six months ended June 30, 2010.  Our working capital deficit increased from $13.1 million at December 31, 2009 to $17.2 million at June 30, 2010.  The working capital deficit increase of $4.1 million was primarily attributable to decrease of inventories of $0.1 million, decrease of trade accounts receivables, net of allowance for doubtful account, of $0.2 million and increase of long term debt, current portion, of $5.0 million, offset by increase of cash and cash equivalents of $0.8 million, decrease of warrant liabilities of $2.8 million and decrease of conversion feature liabilities of $0.4 million.

Our cash used in investing activities was $0.2 million for the six months ended June 30, 2010 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash provided by financing activities was $3.3 million for the six months ended June 30, 2010.  We paid net $4.9 million in borrowings mainly for a revolving loan agreement executed in July 2007, which were offset by $8.2 million in borrowings mainly from additional term loan as payment for monthly accrued interest due, short term borrowings, and additional term note.

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

The Exchange Notes are due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at our company’s option, in the form of additional notes (in which case the interest rate will be 10%).  The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  As of June 30, 2010, we have accrued dividends of $0.7 million included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance of the company of additional preferred stock, only when and as declared by our Board of Directors.  On August 5, 2010, we repaid in full all principal and interest on the Exchange Notes in the amount of $8.2 million and all security interests on our assets securing such obligations were released and terminated.

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

On May 28, 2010, we issued $2.0 million of 13% Subordinated Promissory Note (“the January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  Following the due date, the interest on the January 2011 Subordinated Note shall be 15%.  The January 2011 Subordinated Note may be repaid in whole or in part at any time without penalty or premium, but is subordinate in right of payment to the January 2011 Notes and may not be paid until after the January 2011 Notes are paid in full.  We may, at our sole discretion, elect to pay all or any portion of the outstanding principal or accrued interest in cash or the Company’s common stock or any combination thereof, at a value equal to the lower of $0.26 per share or the average market price per share for the 10 previous trading days immediately prior to the date the payment is made. As a condition for the January 2011 Subordinated Note, Carlyle Liquid Holdings, LLC, a current stockholder of the Company granted the holder of the January 2011 Subordinated Note a warrant to purchase up to 7,700,000 shares of the Company’s common stock at a price equal to $0.26 per share, which warrant is exercisable for a period of 90-days beginning on the date in which we repay the January 2011 Subordinated Note in cash (if we repay in cash).  On August 5, 2010, we repaid in full all principal and interest on the January 2011 Subordinated Notes in the amount of $2.0 million.  In connection with the repayment, on August 10, 2010, we entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock for an aggregate price of $2.0 million.

Additionally, we have approximately $0.3 million of principal and accrued interest outstanding as of June 30, 2010, under the 8% unsecured subordinated notes (the “Bridge Notes”), which were due August 17, 2007. On August 5, 2010, we repaid in full all principal and interest on the Bridge Notes in the amount of $0.3 million.

We have $0.3 million of outstanding loan as of June 30, 2010 under a factoring, loan, and security agreement with a financing company.  In June 2009, we received a formal notice of default from the financing company for repayment of the outstanding loan balance and have entered into a settlement agreement with the financing company whereby it agreed to repay approximately $100 each month until the outstanding loans and accrued fees have been repaid.   As of June 30, 2010, we have not been able to pay the $100 monthly payments.  On August 5, 2010, we repaid in full all principal, interest and fees on the factoring loan in the amount of $0.3 million and all security interests on our assets securing such obligation was released and terminated.

We have outstanding liens on assets by our South Korean subsidiary by various creditors for past-due trade payables totaling $1,026 million, which are held by creditors in South Korea, as of June 30, 2010.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea.  Such a foreclosure would have material adverse effect on our operations, financial condition, and results of operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of June 30, 2010:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term debt (2)	$8,327	$8,327	$—	$—	$—
Long-term debt of consolidated subsidiary (2)	9,382	600	8,382	400	—
Short-term debt (3)	2,897	2,897	—	—	—
Short-term debt of consolidated subsidiary	403	403	—	—	—
Interest payments (4)	2,726	1,102	1,624	—	—
Operating leases and rents	661	369	292	—	—
Dongyang	9	9	—	—	—
Nichimen	315	315	—	—	—
Totals (1)	$24,720	$14,022	$10,298	$400	$—

(1) Contractual cash obligations include Long-term debt comprised of $259 of Unsecured Subordinated Notes issued in 2006 and $8,068 of Convertible Notes issued in 2009; Long-term debt of consolidated subsidiary comprised of $1,500 of Enterprise Bank & Trust Term Loan, $8,162 of C3 Capital Partners Subordinated Notes; Short-term debt comprised of $287 outstanding advances received under factoring, loan, and security agreement, $2,000 of promissory note, $610 of cash advances from John Kang, our former Chairman, Ricardo Salas, Executive Vice President of our company, Abdi Mahamedi, a member for our Board of Directors and Carlyle Liquid Holdings, one of our noteholders; Short-term debt of consolidated subsidiary comprised of $403 of Bank Midwest revolving loan; future minimum lease payments under capital and operating leases; purchase commitments from consultants; payments due from assets purchased from Foster Wheeler thermal spray coatings business; payments due from our discontinued equipment manufacturing business; and minimum payments due under a distribution agreement.

(2) Does not include accrued and scheduled interest payments of $2,726; and un-amortized discounts for conversion feature and warrants of $1,899 of our convertible notes.

(3) Does not include minimum interest and fee payments of $30.

(4) Interest payments include accrued and scheduled payments due on long-term debt and long-term debt of consolidated subsidiary with annual interest rates between 6% to 14%.  Interest payments also include estimated interest on short-term debt and short-term debt of majority owned subsidiary with annual interest rates between 6.5% to 10% with expected maturity of approximately 1 year.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (‘SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we have purchased 19.9% interest in the joint venture.  In January 2007 and June 2007, we contributed additional $0.2 million and $0.1 million, respectively, into LSI as additional investment.  The contribution did not change our 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to us certain business assets including manufacturing equipment acquired under the joint venture.  During the fourth quarter of the year ended December 31, 2009, we wrote-off its investment of $0.3 million in the joint venture due to slower than anticipated growth in the eyewear industry.  During 2009, 2008 and 2007, we recognized revenues of $0, $0 and $0.1 million, respectively, of Liquidmetal alloys sold to SAGA for use in the joint venture.  There were no alloys sold to LSI during the six months ended June 30, 2010.

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

Item 4T — Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended June 30, 2010, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors

None.

Item 3 - Defaults Upon Senior Securities

We have $0.3 million of outstanding loan as of June 30, 2010 under a factoring, loan, and security agreement with a financing company.  In June 2009, we received a formal notice of default from the financing company for repayment of the outstanding loan balance.  As of the filing of this report, we entered into a settlement agreement with the financing company whereby we agreed to repay approximately $0.1 million each month until the outstanding loans and accrued fees have been repaid.  As of June 30, 2010, we were unable to pay the $100 monthly payments and are in discussions with the financing company to either extend or enter into another settlement agreement, although there is no assurance that we will be able to obtain any such agreement.   On August 5, 2010, we repaid in full all principal, interest and fees on the factoring loan in the amount of $0.3 million and all security interests on our assets securing such obligation was released and terminated.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

10.1	Form of Convertible Subordinated Note, dated May 1, 2010.

31.1	Certification of the President and Chief Executive Officer, Thomas Steipp, as required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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