Form 10-Q
period 2010-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2010-11-04
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes   ☐    No  ☒

The number of common shares outstanding as of November 4, 2010 was 84,849,172.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of Liquidmetal Technologies, Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and the  Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including competition, the need for increased acceptance of products, our ability to continue to develop and extend our brand identity, our ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, the amount and timing of operating costs and capital expenditures relating to expansion of our business, our operations and infrastructure, our ability to provide superior customer service, our dependence upon key personnel and the like. The Company's most recent filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

PART I
FINANCIAL INFORMATION
Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,157	$151
Trade accounts receivables, net of allowance for doubtful accounts of $0 and $1,314	1,142	1,180
Inventories	948	982
Prepaid expenses and other current assets	731	594
Total current assets	5,978	2,907

Property, plant and equipment, net	5,168	5,668
Other intangibles, net	1,156	1,232
Other assets	390	633
Total assets	12,692	10,440

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	6,452	9,111
Deferred revenue	39	31
Short-term debt	415	896
Long-term debt, current portion	-	1,393
Warrant liabilities	26,786	3,975
Conversion feature liabilities	-	444
Other liabilities, current portion	133	141
Total current liabilities	33,825	15,991

Long-term debt, net of current portion	9,850	12,661
Other long-term liabilities, net of current portion	647	155
Total liabilities	44,322	28,807

Shareholders' deficiency:
Liquidmetal Technologies, Inc. shareholders' deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,486,095 and 3,183,663 shares issued and outstanding as of both September 30, 2010 and December 31, 2009	3	4
Common stock, $0.001 par value; 300,000,000 shares authorized; 84,763,338 and 47,583,102 shares issued and outstanding as of both September 30, 2010 and December 31, 2009	79	48
Additional paid-in capital	147,120	142,135
Accumulated deficit	(180,827)	(162,777)
Accumulated other comprehensive income	1,442	1,441
Total Liquidmetal Technologies, Inc. shareholders' deficiency	(32,183)	(19,149)
Noncontrolling interest	553	782
Total shareholders' deficiency	(31,630)	(18,367)

Total liabilities and shareholders' deficiency	$12,692	$10,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$17,309	$4,209	$22,213	$11,320
Cost of sales	1,604	2,909	5,376	6,945

Gross profit	15,705	1,300	16,837	4,375

Operating expenses
Selling, general, and administrative	2,444	1,341	5,088	4,286
Research and development	331	349	804	897
Total operating expenses	2,775	1,690	5,892	5,183

Income (loss) from operations	12,930	(390)	10,945	(808)

Loss from extinguishment of debt	-	-	-	(1,471)
Change in value of warrants, (loss) gain	(27,199)	2,015	(24,361)	8,138
Change in value of conversion feature, gain	15	474	444	1,434
Other income	18	-	81	-
Interest expense	(2,504)	(1,055)	(5,053)	(4,760)

Net (loss) income before income taxes	(16,740)	1,044	(17,944)	2,533

Income taxes	-	(75)	-	(120)

Net (loss) income	(16,740)	969	(17,944)	2,413

Net loss attributable to noncontrolling interest	114	39	250	59

Net (loss) income attributable to Liquidmetal Technologies, Inc.	(16,626)	1,008	(17,694)	2,472

Other comprehensive (loss) income:
Foreign exchange translation gain	108	393	1	316
Comprehensive (loss) income	$(16,518)	$1,401	$(17,693)	$2,788

Per common share basic and diluted:
Net (loss) income attributable to Liquidmetal Technologies, Inc. - basic	$(0.23)	$0.02	$(0.31)	$0.05
Net (loss) income attributable to Liquidmetal Technologies, Inc. - diluted	$(0.23)	$0.01	$(0.31)	$0.01

Number of weighted average shares - basic	72,928	46,595	56,329	45,610
Number of weighted average shares - diluted	72,928	192,404	56,329	191,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
For the Nine Months Ended September 30, 2010
(in thousands, except per share data)
(unaudited)

	Liquidmetal Technologies, Inc.
	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total

Balance, December 31, 2009	3,183,663	47,583,102	4	48	142,135	(162,777)	1,441	782	(18,367)
Conversion of preferred stocks	(697,568)	17,219,681	(1)	17	(16)	-	-	-	-
Conversion of warrants	-	4,849,775	-	5	2,547	-	-	-	2,552
Restricted shares issued	-	13,870,307	-	8	2,038	-	-	-	2,046
Common stock issued in lieu of cash	-	907,141	-	1	116	-	-	-	117
Conversion of notes payable	-	333,332	-	-	200	-	-	-	200
Dividends	-	-	-	-	-	(356)	-	-	(356)
Minority interest contribution in a subsidiary	-	-	-	-	-	-	-	21	21
Stock-based compensation	-	-	-	-	100	-	-	-	100
Foreign exchange translation gain (loss)	-	-	-	-	-	-	1	-	1
Net ( loss)	-	-	-	-	-	(17,694)	-	(250)	(17,944)
Balance, September 30, 2010	2,486,095	84,763,338	3	79	147,120	(180,827)	1,442	553	(31,630)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
 (unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Operating activities:
Net (loss) income attributable to Liquidmetal Technologies, Inc.	$(17,694)	$2,472

Adjustments to reconcile loss (income) from operations to net cash provided for (used in) operating activities:
Gain on disposal of asset	51	-
Loss attributable to noncontrolling interest of consolidated subsidiary	(250)	(59)
Depreciation and amortization	868	772
Loss on extinguishment of debt	-	1,471
Amortization of debt discount	3,522	2,633
Stock-based compensation	101	262
Bad debt expense	61	29
Warranty recovery	(176)	(92)
Loss (gain) from change in value of warrants	24,361	(8,138)
Gain from change in value of conversion feature	(444)	(1,434)

Changes in operating assets and liabilities:
Trade accounts receivable	(22)	(142)
Inventories	35	(292)
Prepaid expenses and other current assets	(137)	(240)
Other assets	(52)	(306)
Accounts payable and accrued expenses	(2,018)	1,213
Deferred revenue	8	11
Other liabilities	485	(14)
Net cash provided by (used in) operating activities	8,699	(1,854)

Investing Activities:
Purchases of property and equipment	(190)	(412)
Investment in patents and trademarks	(29)	(277)
Net cash used in investing activities	(219)	(689)

Financing Activities:
Proceeds from borrowings	9,563	13,747
Repayment of borrowings	(17,274)	(26,520)
Proceeds from issuance of convertible preferred stocks	-	15,328
Proceeds from issuance of comon stocks	2,046	-
Warrants exercised	1,002	-
Cash distributions	-	(9)
Minority interest in subsidiary's joint venture	21	-
Net cash (used in) provided by financing activities	(4,642)	2,546
Effect of foreign exchange translation	(832)	(39)
Net increase (decrease) in cash and cash equivalents	3,006	(36)

Cash and cash equivalents at beginning of period	151	157
Cash and cash equivalents at end of period	$3,157	$121

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands, except per share data)
 (unaudited)

During the nine months ended September 30, 2010, $200 of the Company’s 8% Senior Convertible Notes due January 2011 was converted into 333,332 shares of the Company’s common stock at a conversion price of $0.60 per share.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

1.  Basis of Presentation / Description of Business

The accompanying condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2010.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission on August 20, 2010.

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

In July 2007, the Company transferred substantially all of the assets of its Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the assets and liabilities of the coatings business.  The transfer included the thermal spray coatings assets and liabilities acquired under a purchase agreement with Foster Wheeler Energy Services in June 2007.  The Company initially held a 69.25% ownership interest in LMC, however, during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional shares to its noteholders. (See Note 9)  As a result, the Company’s ownership interest in LMC decreased to 66.56%.  The results of operation of LMC are consolidated and comprise our Liquidmetal alloy industrial coatings segment for financial reporting purposes.

In May 2010, LMC entered into a joint venture agreement with IMCO Alloys Private Limited (“IMCO”) to create a subsidiary named Liquidmetal Coatings Solutions India Private Limited (“LMCSI”) and engage in application services of Liquidmetal products as a protective coating.  Initially, under the joint venture agreement, LMC held 80% and IMCO held 20% of the outstanding Class A Shares of LMCSI.  LMC may, at its option, subscribe to Class B Shares of the Company.  In September 2010, LMC provided approximately $80 in capital equipment and was issued 358,204 Class B Shares of LMCSI.  As a result, LMC holds 88.6% and IMCO holds 11.4% ownership interest in LMCSI as of September 30, 2010.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

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

Recent Accounting Pronouncements

In January 2010, the FASB issued new authoritative guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). The Company adopted Part I of the revised guidance for fair value measurements disclosures, which did not have a significant effect on our unaudited Condensed Consolidated Financial Statements as of the beginning of fiscal 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues  Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our Company's present or future consolidated financial statements.

3.  Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $180,827 as of September 30, 2010.  Cash provided by operations for the nine months ended September 30, 2010 was $8,699.  As of September 30, 2010, the Company’s principal source of liquidity is $3,157 of cash and $1,142 of trade accounts receivable.

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares of Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 3, 2011 (the “January 2011 Notes”).  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009, among the exchanging note holders and investors.  On August 5, 2010, the Company repaid in full all principal and interest on the January 2011 Notes.  All security interests in Company assets securing such obligations under the January 2011 Notes were released and terminated.  (See Note 7)

On May 28, 2010, the Company issued $2,000 of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  On August 5, 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock to the noteholder for an aggregate price of $2,046. (See Note 7)

On August 5, 2010, the Company entered into a licensing agreement with Apple Inc. (“Apple”) pursuant to which (i) the Company contributed substantially all of its intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products in exchange for a license fee, and (iii) CIP granted back to the Company a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  Upon closing of the foregoing transaction, the Company was paid a portion of the license fee which was used to pay off noteholders and fund operations.   90 days after the closing date and upon completion of certain support milestones, the Company shall be paid the remaining portion of the license fee.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

As of September 30, 2010, the Company has outstanding liens on assets of its South Korean subsidiary by various creditors in South Korea for past-due trade payables totaling $2,175, which are held by creditors in South Korea, as of September 30, 2010.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If it cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea.

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

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Level	September, 2010	December 31, 2009
Warrant Liabilities	2	$26,786	$3,975
Conversion Feature Liabilities	2	$-	$444

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$632	$675
Work in process	88	94
Finished goods	228	213
Total inventories	$948	$982

6.  Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of September 30, 2010, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of September 30, 2010 the Company used 1% of coatings applications sales as estimates of warranties to be claimed.

During the three and nine months ended September 30, 2010, the Company recorded $28 and $176 of net gain on warranty, respectively. During the three and nine months ended September 30, 2009, the Company recorded $0 and $92 of net gain on warranty, respectively.  The warranty accrual balance is included in accounts payable and accrued expenses.

7.  Notes Payable

Unsecured Subordinated Notes

On May 17, 2006, September 21, 2006, and December 1, 2006, the Company issued 8% Unsecured Subordinated Notes due August 2007 in the aggregate principal amount of $4,584 (the “August 2007 Subordinated Notes”).  The August 2007 Subordinated Notes are unsecured and became due August 2007, of which $3,575 were retired during 2007 and 2008.  During 2009, the Company retired $750 of the August 2007 Subordinated Notes, and on August 5, 2010, the Company retired the remaining $259 of the August 2007 Subordinated Notes.

Interest expense for the August 2007 Subordinated Notes were $2 and $55 for the three and nine months ended September 30, 2010, respectively.  Interest expense for the August 2007 Subordinated notes were $5 and $41 for the three and nine months ended September 30, 2009, respectively.  As of September 30, 2010 and December 31, 2009, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $0 and $259, respectively, and was included in current portion of long-term debt.

On May 28, 2010, the Company issued $2,000 of 13% Subordinated Promissory Note (“the January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  On August 5, 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock for an aggregate price of $2,046.

Secured Convertible Subordinated Notes

During 2007, 2008, and 2009, the Company issued 8% Convertible Subordinated Notes due January 2010 in the aggregate principal amount of $17, 300 (The “January 2010 Notes”) and an additional aggregate amount of $3,009 for accrued interest. On May 1, 2009, the January 2010 Notes were retired as part of a financing transaction (see “Senior Secured Convertible Notes” below).

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

The Company’s gross outstanding loan balance of the January 2010 Notes totaled $0 as of both September 30, 2010 and December 31, 2009.  As of both September 30, 2010 and December 31, 2009, un-amortized discounts for conversion feature, warrants, and cash discount totaled $0, and other asset debt issuance costs totaled $0.  Interest expense for the amortization of debt issuance cost and discount on note was $0 for both the three and nine months ended September 30, 2010.  Interest expense for the amortization of debt issuance cost and discount on note was $0 and $1,816 for the three and nine months ended September 30, 2009, respectively.

Pursuant to FASB ASC 815, Derivatives and Hedging, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in gains of $0 for both the three and nine months ended September 30, 2010, respectively.  The change in the fair value of the conversion feature liability resulted in losses of $0 and $1,137 for three and nine months ended September 30, 2009, respectively.

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

The January 2011 Notes were due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at the Company’s option, in the form of additional notes (in which case the interest rate will be 10%).   In November 1, 2009 and May 1, 2010, the Company issued $378 and $391, respectively, of additional January 2011 Notes for accrued interest due under the notes in lieu of cash payments.  On August 5, 2010, the Company repaid in full all principal and interest on the January 2011 Notes in the amount of $8,242, and all security interest in the company assets securing such obligations under the January 2011 Notes were released and terminated.

The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and January 2011 Notes are convertible into the Company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively.  During the three and nine months ended September 30, 2010 59,000 and 638,568 of the Company’s Series A-2 Preferred Stocks, respectively, were converted into 333,333 and 14,512,909 of the Company’s common stocks, respectively.  The Company issued warrants to purchase 3,125,007 shares and 42,329,407 shares of the Company’s common stock at an exercise of $0.60 and $0.50 per share to the buyers of the January 2011 Notes and preferred stocks, respectively.  During both the three and nine months ended September 30, 2010, 4,849,775 of warrants were exercised into the Company’s common stocks.  Unexercised warrants will expire on January 3, 2012.  The conversion prices and the number of common stock issuable under the preferred stocks, January 2011 Notes and warrants are subject to adjustments for anti-dilution purposes.   (See Note 14)

The preferred stocks accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance, the dividend will increase to 10%.  In conjunction with the Series A-1 Preferred Stock conversion during the three months ended September 30, 2010, the Company granted in-kind dividends to the preferred stocks holders, which were simultaneously converted into 1,365,863 of common stocks. As of September 30, 2010, the Company has accrued dividends of $1,063 included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance of the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
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

The change in the fair value of the conversion feature liability resulted in gains of $15 and $444 for the three and nine months ended September 30, 2010, respectively.  The change in the fair value of the conversion feature liability resulted in gains of $474 and $2,572 for the three and nine months ended September 30, 2009, respectively.  The fair value of conversion feature outstanding at September 30, 2010 and December 31, 2009 was $0 and $444, respectively.  The fair value of conversion feature outstanding at December 31, 2009 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.01 years; (2) volatility of 152%, (3) risk free interest of 0.5% and dividend rate of 0%.

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

The Company’s gross outstanding loan balance of the January 2011 Notes totaled $0 and $7,878 as of September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 and December 31, 2009, un-amortized discounts for conversion feature and warrants totaled $0 and $3,227, respectively, and other asset debt issuance costs totaled $0 and $104, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $1,960 and $2,994 for the three and nine months ended September 30, 2010, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $441 and $696 for the three and nine months ended September 30, 2009, respectively.

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on April 21, 2005.  All borrowings were secured by outstanding receivables specifically assigned to the financing company.  In June 2009, the Company received a formal notice of default from the financing company for repayment of the outstanding loan. On August 5, 2010, the Company terminated the Agreement and repaid in full all principal and interest on the Agreement in the amount of $309.  All security interest in Company assets securing such obligations under the factoring loan were released and terminated.

For the nine months ended September 30, 2010, the Company borrowed $3 and repaid $287 under the Agreement.  The total outstanding advance made under the agreement is $0 and $284 as of September 30, 2010 and December 31, 2009, respectively, which is presented as short-term debt.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

Debt of Majority Owned Subsidiary

On July 24, 2007, the Company completed an $11,500 financing transaction (the “Transaction”) that provided funding to repay convertible notes previously issued by the Company that were scheduled to become due in July and August 2007.  In the Transaction, the Company transferred substantially all of the assets of the Company’s Liquidmetal Coatings division to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the division.

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $100 and $190 for the three and nine months ended September 30, 2010, respectively.  Interest expense for the amortization of debt issuance cost was $42 and $121 for the three and nine months ended September 30, 2009, respectively.

The Company retains a 66.56% ownership interest in LMC, C3 holds a 22.15% ownership interest, Larry Buffington, the Company’s former President and CEO, (who also serves as the President and CEO of LMC) holds a 9.61% ownership interest, and CRESO Capital Partners (“CRESO”), the Company’s financial advisor in the Transaction, holds a 1.68% ownership interest. The equity interests acquired by C3 and issued to CRESO were not considered a discount to debt, as the unconsolidated net assets of LMC were deemed to have an initial value of $0 upon closing of the Transaction for financial accounting purposes.  Further, LMC is fully responsible for the repayment of debt obligations.

Midwest Debt

In connection with the Transaction, LMC entered into a Loan Agreement (the “Loan Agreement”), dated July 24, 2007, with Bank Midwest, N.A. (“Midwest”).  Following the Transaction, the Loan Agreement has been amended to renew and modify certain terms. The Loan Agreement, as amended on October 6, 2009 (the “Loan Amendment”), provided for total loan availability of $5,025, consisting of a $4,000 term loan and a revolving loan of up to $1,025 based on a percentage of LMC’s eligible receivable and inventory.  The Loan Amendment adjusted, among other terms, the interest rate of all outstanding loans to a fixed rate of 9%, certain financial covenants under the Loan Agreement, maturity date of the revolving loan through June 30, 2010 with monthly interest payments, and required an immediate repayment of $325 of the term loan and $325 of the revolving loan.  The members of the Liquidmetal Coatings, LLC (the “Members”) were required to contribute $650 in equity to repay the amounts due under the Loan Agreement (the “Capital Call”).  On October 6, 2009, the Company paid $450 which represented its portion of the Capital Call and the remaining Members paid $200.  As a result of the payment, the monthly amortization payments due under the term loan were reduced to $47 and the maturity date was extended to September 30, 2012.  In connection with the Loan Amendment, the Company borrowed $450 from C3 Capital Partners (“C3”) to contribute its share of the Capital Call pursuant to a bridge loan agreement with C3 and subsequently paid down the bridge loan in November 2009.

Additionally, LMC entered into Promissory Notes, dated August 29, 2007 and October 21, 2008 (the “Capital Loan”), with Midwest to provide for $45 and $105 to be used towards the purchase of a company truck and HVOF spray equipment with annual interest rates of 7.43% and 8.25%, respectively.  The Capital Loan had maturity dates of September 1, 2012 and November 1, 2013.

On June 25, 2010 LMC entered into a Credit Agreement with Enterprise Bank & Trust and retired all of its loan agreements with Midwest (see “Enterprise Debt” below).

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

As of September 30, 2010 and December 31, 2009, the gross outstanding loan balance under the Midwest term loan totaled $0 and $1,430, respectively, and the gross outstanding loan balance under the Midwest revolving loan totaled $0 and $307, respectively. The loans are presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $0 and $66 for the three and nine months ended September 30, 2010, respectively.   Interest expense incurred under the term loan and revolving loan totaled $54 and $177 for the three and nine months ended September 30, 2009, respectively.   As of September 30, 2010 and December 31, 2009, the gross outstanding loan balance under the Capital Loan totaled $0 and $102, respectively, which is presented as long-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $0 and $4 for the three and nine months ended September 30, 2010, respectively.  Interest expense incurred under the Capital Loan totaled $2 and $7 for the three and nine months ended September 30, 2009, respectively.

Enterprise Debt

On June 25, 2010, LMC entered into a Credit Agreement (“Credit Agreement”) with Enterprise Bank & Trust (“Enterprise”).  The Credit Agreement provides for a total loan availability of $3,700, consisting of $1,500 term loan (“Term Note”), a revolving loan of up to $2,000 (“Revolving Note”), and equipment loans (“Equipment Note”) of up to $200.  The Term Note of $1,500 has a maturity date of June 25, 2013 and bears an interest rate of 7% per annum.  LMC is required to make monthly payments of principal and interest under the Term Note, with monthly payments of (i) $50 during months 1 through 12, (ii) $42 during months 13 through 24 and (iii) $33 during months 25 through 36.  All remaining principal and interest shall be due and payable upon the maturity date

Borrowing availability under the Revolving Note is based on a percentage of LMC’s eligible receivables and inventory and accrues interest at the rate of the greater of libor plus 3.75% or 6%.  LMC will make monthly interest payments on the Revolving Note until June 24, 2011, at which point all remaining principal and interests are due.  LMC has the right to prepay the Term Note and the Revolving Note and the Equipment Note, in whole or in part, at any time without penalty or premium.

The Credit Agreement is secured by a blanket security interest in all of the LMC’s assets.  Pursuant to a subordination agreement between C3 Capital Partners, L.P., C3 Capital Partners II, L.P. (collectively the “C3 Entities”) and Enterprise, Enterprise’s security interest in the assets is senior to the C3 Entities’ security interest in the same assets.

As of September 30, 2010 and December 31, 2009, the gross outstanding loan balance under the Enterprise Term Note totaled $1,400 and $0, respectively, and the gross outstanding loan balance under the Enterprise Revolving Note totaled $415 and $0, respectively. The Term Note and the Revolving Note are presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $8,450 and $7,613 as of September 30, 2010 and December 31, 2009, respectively.  Interest expense incurred under the Subordinated Notes totaled $248 and $718 for the three and nine months ended September 30, 2010, respectively.  Interest expense incurred under the Subordinated Notes totaled $203 and $606 for the three and nine months ended September 30, 2009, respectively.

8.  Stock Compensation Plan

During the nine months ended September 30, 2010, there were no options granted under the Company’s 2002 Non-employee Director Stock Option Plan which provides for the grant of stock options to non-employee directors.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

During the nine months ended September 30, 2010, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company its subsidiaries, the Company granted options to purchase 3,080,000 of the Company’s common stock for an average price of $0.12.  Further, all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

The Company cancelled 81,130 options during the nine months ended September 30, 2010, for terminated employees and options expired.

On August 3, 2010 (the “Grant Date”), the Company granted 6,000,000 shares of restricted Common Stock to Thomas Steipp, the Company’s President and Chief Executive Officer in conjunction with his employment agreement.  The restricted shares will vest ratably over a period of five years starting with the first anniversary of the Grant Date, provided that Mr. Steipp is continuously employed by the Company from the Grant Date through the applicable vesting date.

9.  Preferred Units of Subsidiary

On February 22, 2008, LMC completed a transaction under which it issued and sold $2,500 in preferred membership units to two minority members of LMC (the “Preferred Units Transaction”).  Immediately following the sale of the preferred membership units, the subscription proceeds (after a 1% transaction fee) were distributed to LMC’s common unit members, and as a result of such distribution, the Company received approximately $1,714 in the distribution.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance through cash payment or distribution in excess of the 14% priority return.  LMC is required to redeem the preferred units on or before the second anniversary of the issue date and failure to redeem the preferred units at the specified time will result in the preferred unit holders receiving an additional 2% of common membership units (equal to 1,425 of the currently outstanding common units) per quarter until the preferred units are redeemed in full.  As of September 30, 2010, an additional 2,767 membership units have been issued to the preferred unit holders.

As of September 30, 2010, LMC has redeemed $236 of its preferred units and distributed $294 in priority return to the preferred unit holders.  The total preferred units outstanding are $2,264 as of September 30, 2010.

10.  Segment Reporting and Geographic Information

ASC 280, Segment Reporting, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are research and development costs and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloys products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   Revenue and expenses associated with research and development services and product licensing arrangements are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 3 to the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on August 20, 2010.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended September 30, 2010
Revenue to external customers	$1,839	$15,470	$17,309
Gross profit	671	15,034	15,705
Total segment (loss) income	(311)	14,652	14,341
Total identifiable assets at end of period	2,406	6,718	9,124

Three months ended September 30, 2009
Revenue to external customers	$2,041	$2,168	$4,209
Gross profit	693	607	1,300
Total segment (loss) income	(124)	156	32
Total identifiable assets at end of period	2,534	9,137	11,671

Nine months ended September 30, 2010
Revenue to external customers	$6,383	$15,830	$22,213
Gross profit	2,224	14,613	16,837
Total segment (loss) income	(754)	13,881	13,127
Total identifiable assets at end of period	2,406	6,718	9,124

Nine months ended September 30, 2009
Revenue to external customers	$6,234	$5,086	$11,320
Gross profit	2,198	2,177	4,375
Total segment (loss) income	(271)	1,013	742
Total identifiable assets at end of period	2,534	9,137	11,671

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Total segment income	$14,341	$32	$13,127	$742
General and administrative expenses, excluded	(1,755)	(738)	(3,132)	(2,503)

Consolidated income (loss) before interest, income taxes, and noncontrolling interests	$12,586	$(706)	$9,995	$(1,761)

Loss from extinguishment of debt	-	-	-	(1,471)
Change in value of warrants, (loss) gain	(27,199)	2,015	(24,361)	8,138
Change in value of conversion feature, gain	15	474	444	1,434
Interest expense	(2,142)	(739)	(4,022)	(3,807)
Income taxes	-	(75)	-	(120)
Income attributable to noncontrolling interest	114	39	250	59
Consolidated net loss attributable to Liquidmetal Technologies, Inc.	$(16,626)	$1,008	$(17,694)	$2,472

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Revenues from sales to companies in the United States were $16,987 and $1,983 during the three months ended September 30, 2010 and 2009, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, sales of Liquidmetal bulk alloy products and royalties.

During the three months ended September 30, 2010, the Company had revenue from sales to companies outside of the United States of $322.  The revenue related to sales to companies outside of the United States was mostly from coating materials.  During the three months ended September 30, 2009, the Company had revenues from companies outside of the United States of $2,226 of which $1,404 represented sales to companies located in South Korea.  The revenue related to sales to companies outside of the United States was mostly from bulk alloy products.

Long-lived assets include net property, plant, and equipment, and net intangible assets. The Company had long-lived assets of $1,892 and $1,968 located in the United States at September 30, 2010 and December 31, 2009, respectively. The Company had long-lived assets of $4,432 and $4,932 located in South Korea at September 30, 2010 and December 31, 2009, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

September 30,
2010

Total segment assets	$9,124
Cash and cash equivalents	3,028
Prepaid expenses and other current assets	292
Other property, plant and equipment	44
Intangibles, net	-
Other assets	204
Total consolidated assets	$12,692

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

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

Options to purchase 8,134,126 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at September 30, 2010, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 47,232,459 shares of common stock with prices ranging from $0.48 to $1.75 per share outstanding at September 30, 2010, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  75,047,614 shares of common stock issuable upon conversion of the Company’s convertible preferred stocks with conversion prices ranging from $0.10 and $0.22 per share outstanding at September 30, 2010 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.  Additionally, 12,905,318 shares of common stocks issuable upon conversion of the Company’s convertible preferred stock dividends with conversion prices ranging from $0.10 and $0.22 per share outstanding at September 30, 2010 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in losses of $27,199 and $24,361 for the three and nine months ended September 30, 2010, respectively, and gains of $2,015 and $8,138 for the three and nine months ended September 30, 2009, respectively. The fair value of warrants outstanding at September 30, 2010 of $26,786 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.63 to 4.08 years; (2) volatility of 149%, (3) risk free interest of 0.27% to 1.27%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2009 of $3,975 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.45 to 4.83 years; (2) volatility of 152%, (3) risk free interest of 0.20% to 2.69%, and dividend rate of 0%.

12.  Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

On June 26, 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, the Company has the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, the Company exercised the 19.9% interest in LSI and in January 2007 and June 2007, the Company contributed additional $217 and $86, respectively, into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to the Company certain business assets including manufacturing equipment acquired under the joint venture.  During the fourth quarter of the year ended December 31, 2009, the Company wrote-off its investment of $306 in the joint venture due to lower than anticipated growth in the eye wear industry.  On August 6, 2010, SAGA filed a complaint  against the Company claiming damages of $3,200 for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.  The Company is in the process of responding to the claim and working with SAGA to resolve the matter.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

The Company has outstanding liens on assets by our South Korean subsidiary by various creditors for past-due trade payables totaling $2,175, which are held by creditors in South Korea, as of September 30, 2010.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If the Company cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea.

13.  Related Party Transactions

During 2009, John Kang, former Chairman of the Company, advanced the Company $250 to fund working capital needs.  On August 5, 2010, the Company paid off Mr. Kang $63 which represented the amount outstanding as well as 10% accrued interest as of that date.

On August 1, 2010, the Company entered into an agreement with John Kang, former Chairman of the Company, to provide consulting services to the Company through December 31, 2011 and on a month-to-month basis thereafter.  During both the three and nine months ended September 30, 2010, the Company paid $42 for his services.

As of September 30, 2010 and December 31, 2009, Ricardo Salas, the Company’s Director and Executive Vice President, held $0 and $259 of the unsecured subordinated notes, respectively.  Mr. Salas advanced the Company $210 and $175 during 2010 and 2009, respectively, to fund the Company’s working capital needs.  On August 5, 2010, the Company paid off Mr. Salas $408 which represented the amount outstanding as well as 10% accrued interest as of that date.

In October 2009, Mr. Kang, Mr. Salas and Tony Chung, the Company’s Chief Financial Officer, acquired 80,000 shares of the Company’s Series A-1 Preferred Stock and 2,000,000 warrants for an aggregate cash price of $400.  The Series A-1 Preferred Stock are convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Further, the warrants are issuable into the Company’s common stock at an exercise price of $0.50 per share and expire on January 3, 2012.

In May 2009, the Company completed a transaction in which (i) the holders of our 8% Convertible Subordinated Notes exchanged such notes for a combination of new January 2011 Notes and shares of a new series of convertible preferred stock designated “Series A-2 Preferred Stock”, together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (see Note 7).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which are two investor entities organized by Abdi Mahamedi and Jack Chitayat, former director of the Company.  Mr. Mahamedi became a director and greater-than-5% beneficial owner of the company by reason of the May 2009 transaction, and Mr. Chitayat also became a greater-than-5% beneficial owner of our company by reason of the May 2009 transaction.  Mr. Mahamedi and Mr. Chitayat have shared voting and investment control over the shares held by the Carlyle Entities due to the fact that other entities owned by them are the managing members of these two Carlyle entities.  Additionally, Mr. Iraj Azarm and Mr. Robert Biehl, directors of the Company, are passive investors in the Carlyle Entities.

During the nine months ended September 30, 2010, Mr. Mahamedi and Carlyle Liquid Holdings, LLC advanced the Company $30 and $75, respectively, to fund the Company’s working capital needs.  On August 5, 2010, the Company paid off $31 and $78 to Mr. Mahamedi and Carlyle Liquid Holdings, LLC, respectively, representing the amounts outstanding and 10% accrued interest as of that date.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation headed by Mr. Chitayat.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  The Company recognized revenues from product sales and licensing fees of $0 from LLPG during both the three and nine months ended September 30, 2010.  The Company recognized revenues from product sales and licensing fees of $0 and $203 from LLPG during the three and nine months ended September 30, 2009, respectively.  There are no accounts receivable from LLPG outstanding as of September 30, 2010 and December 31, 2009.  On August 6, 2010, the Company paid $360 to LLPG as a fee related to a modification of its existing exclusive license agreement in connection with the Apple licensing agreement.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
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

In consideration of the license agreement with LMK, the Company was entitled to royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith).  Effective June 1, 2008, the royalty rate was adjusted to 5%.  On June 15, 2010, the licensing agreement with LMK was terminated.

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. The Company incurred $0 in expenses for purchase of production supplies and outsourcing fees during both the three and nine months ended September 30, 2010.  The Company incurred expenses for purchase of production supplies and outsourcing fees of $698 and $1,135 during both the three and nine months ended September 30, 2009, respectively.  There are $0 included in accounts payable and accrued expenses for both September 30, 2010 and December 31, 2009 for outstanding trade payables due to LMK.  The Company recognized $0 revenue from sales of raw materials and royalties during both the three and nine months ended September 30, 2010.  The Company recognized $1,652 and $3,775 revenue from sales of raw materials and royalties during the three and nine months ended September 30, 2009, respectively.  There are $0 included in net accounts receivables as of both September 30, 2010 and December 31, 2009, for outstanding trade receivables due from LMK.

14.  Subsequent Event

On November 3, 2010, the Company filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the "Amended Designation") for the Company's Series A Preferred Stock (the "Series A Preferred Stock").  The Amended Designation was approved by the requisite vote of the holders of the Company's Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a Consent Agreement entered into between the Company and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement").  The Amended Designation amends the terms of the Series A Preferred Stock by (i) providing that dividends ceased accruing thereon as of June 1, 2010, (ii) the liquidation preference and corresponding conversion value on the Series A Preferred Stock was increased from 1.0 to 1.08 of the sum of the issue price and accrued but unpaid dividends, (iii) the Series A Preferred Stock is now mandatorily convertible at any time at the option of the Company without condition, and (iv) the Series A Preferred Stock will no longer have any price-based anti-dilution rights.  The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the warrants held by the holders signing the Consent Agreement (to the extent such warrants were issued in connection with the original issuance of the Series A Preferred Stock) will be extended to an expiration date of July 2015 and the price-based anti-dilution rights on such warrants are removed.

Item 2 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

On July 24, 2007, we transferred substantially all of the assets of our Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the coatings business.   The transfer included the thermal spray coatings assets and liabilities acquired under a purchase agreement with Foster Wheeler Energy Services in June 2007.  We initially held a 69.25% ownership interest in LMC, however, during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional shares to its noteholders.  As a result, our ownership interest in LMC decreased to 66.56%.  The results of operation of LMC are consolidated and comprise our Liquidmetal alloy industrial coatings segment for financial reporting purposes.

In May 2010, LMC entered into a joint venture agreement with IMCO Alloys Private Limited (“IMCO”) to create a subsidiary named Liquidmetal Coatings Solutions India Private Limited (“LMCSI”) and engage in application services of Liquidmetal products as a protective coating.  Initially, under the joint venture agreement, LMC held 80% and IMCO held 20% of the outstanding Class A Shares of LMCSI.  LMC may, at its option, subscribe to Class B Shares of LMCSI.  In September 2010, LMC provided to LMCSI approximately $0.1 million in capital equipment and was issued 358,204 shares of Class B Shares of LMCSI.  As of September 30, 2010, LMC holds an 88.60% ownership interest in LMCSI.

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

Results of Operations

Comparison of the three months ended September 30, 2010 and 2009

Revenue. Revenue increased by $13.1 million to $17.3 million for the three months ended September 30, 2010 from $4.2 million for the three months ended September 30, 2009.  The increase consisted of a $13.3 million increase in revenue from the licensing and manufacturing of bulk Liquidmetal alloys, which was offset by a decrease of $0.2 million from sales of our coating products.

Cost of Sales. Cost of sales decreased to $1.6 million, or 9% of revenue, for the three months ended September 30, 2010 from $2.9 million, or 69% of revenue, for the three months ended September 30, 2009.  The decrease was a result of a continued change in revenue mix, primarily from licensing revenue, during the three months ended September 30, 2010. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $2.4 million, or 14% of revenue, for the three months ended September 30, 2010 from $1.3 million, or 32% of revenue, for the three months ended September 30, 2009. The increase was primarily a result of increases in legal and director fees of $0.7 million and an increase in other expense due to the LLPG license agreement modification fee of $0.4 million.

Research and Development Expenses. Research and development expenses were $0.3 million, or 2% of revenue, for the three months ended September 30, 2010 and $0.3 million, or 8% of revenue, for the three months ended September 30, 2009.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  Change in value of warrants decreased to a loss of $27.2 million, or 157% of revenue, for the three months ended September 30, 2010 from a gain of $2.1 million, or 48% of revenue, for the three months ended September 30, 2009.  The change in value of warrants, consisting of warrants issued from convertible and subordinated notes and convertible preferred stock issued between 2004 and 2009, was a significant loss for the three months ended September 30, 2010 primarily due to significant increases in our stock price since June 30, 2010.

Change in Value of Conversion Feature. Change in the value of conversion feature liability from our convertible notes resulted in a gain of $15 thousand, or 0.09% of revenue, during the three months ended September 30, 2010 from a gain of $0.5 million, or 11% of revenue, for the three months ended September 30, 2009, due to the retirement of our convertible notes.

Other Income.  Other income was $18 thousand for the three months ended September 30, 2010 which consisted of a write-off of accounts payable.  There was no other income for the three months ended September 30, 2009.

Interest Expense. Interest expense was $2.5 million, or 14% of revenue, for the three months ended September 30, 2010 and was $1.1 million, or 25% of revenue, for the three months ended September 30, 2009. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan.  The increase was primarily due to increase in debt discount amortization expense in conjunction with the retirement of our senior convertible notes.

Comparison of the nine months ended September 30, 2010 and 2009

Revenue. Revenue increased by $10.9 million to $22.2 million for the nine months ended September 30, 2010 from $11.3 million for the nine months ended September 30, 2009.  The increase was primarily due to an increase in revenue from the licensing and manufacturing of bulk Liquidmetal alloys.

Cost of Sales. Cost of sales decreased to $5.4 million, or 24% of revenue, for the nine months ended September 30, 2010 from $6.9 million, or 61% of revenue, for the nine months ended September 30, 2009.  The decrease was a result of a continued change in revenue mix, primarily from licensing revenue, during the nine months ended September 30, 2010. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $5.1 million, or 23% of revenue, for the nine months ended September 30, 2010 from $4.3 million, or 38% of revenue, for the nine months ended September 30, 2009.  The increase was primarily a result of increases in director’s fees of $0.4 million and increases in other expense due to the LLPG license agreement modification fee of $0.4 million.

Research and Development Expenses. Research and development expenses were $0.8 million, or 4% of revenue, for the nine months ended September 30, 2010 and $0.9 million, or 8% of revenue for the nine months ended September 30, 2009.  The decrease was primarily a result of a decrease in patent and trademark expenses although we continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishment of Debt.  Loss from extinguishment of debt decreased to $0 for the nine months ended September 30, 2010 from $1.5 million, or 13% of revenue, for the nine months ended September 30, 2009.  The $1.5 million loss was recognized from extinguishment of certain of our convertible and subordinated notes during 2009.

Change in Value of Warrants.  Change in value of warrants decreased to a loss of $24.4 million, or 110% of revenue, for the nine months ended September 30, 2010 from a gain of $8.1 million, or 72% of revenue, for the nine months ended September 30, 2009.  The change in value of warrants, consisting of warrants issued from convertible and subordinated notes and convertible preferred stock issued between 2004 and 2009, was a significant loss for the nine months ended September 30, 2010 primarily due to significant increases in our stock price since June 30, 2010.

Change in Value of Conversion Feature. Change in the value of conversion feature liability from our convertible notes resulted in a gain of $0.4 million, or 2% of revenue, during the nine months ended September 30, 2010 from a gain of $1.4 million, or 12% of revenue, for the nine months ended September 30, 2009, primarily as a result of fluctuations in our stock price and the retirement of our convertible notes.

Other Income.  Other income was $0.1 million, for the nine months ended September 30, 2010, which consisted of a write-off of accounts payable.  There was no other income for the nine months ended September 30, 2009.

Interest Expense. Interest expense was $5.1 million, or 23% of revenue, for the nine months ended September 30, 2010 and was $4.8 million, or 42% of revenue, for the nine months ended September 30, 2009. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, and a revolving loan agreement.  The increase was primarily due to increase in debt discount amortization expense in conjunction with the retirement of our senior convertible notes.

Liquidity and Capital Resources

Our cash provided by operating activities was $8.7 million for the nine months ended September 30, 2010.  Our working capital deficit increased from $13.1 million at December 31, 2009 to $27.8 million at September 30, 2010.  The working capital deficit increase of $14.7 million was attributable to an increase in warrant liabilities of $22.8 million offset by an increase in cash and cash equivalents of $3.0 million, an increase of prepaid expenses and other current assets of $0.1 million, a decrease in accounts payable and accrued expenses of $2.7 million, a decrease in short-term debt of $0.5 million, a decrease in long-term debt, current portion of $1.4 million and a decrease in conversion feature liabilities of $0.4 million.

Our cash used in investing activities was $0.2 million for the nine months ended September 30, 2010 for the acquisition of property and equipment and investments in patents and trademarks.

Our cash used by financing activities was $4.6 million for the nine months ended September 30, 2010.  We paid net $17.3 million in borrowings mainly for our convertible subordinated notes, our subordinated promissory note, our bridge note, a factoring, load and security agreement, and related party advances, which were offset by $9.6 million in borrowings mainly from an additional term loan as payment for monthly accrued interest due, short term borrowings, and a promissory note, $2.0 million in subscriptions for our common stock and $1.0 million of warrants exercised.

On May 1, 2009, we completed a financing transaction (the “Transaction”) whereby aggregate cash of $2.5 million and principal and accrued interest of $20.6 million due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “Prior Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares of Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7.5 million of new 8% Senior Secured Convertible Subordinated Notes due January 3, 2011 (the “January 2011 Notes”).  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009 among the exchanging note holders and investors.

Our Series A-1 and Series A-2 Preferred Stock accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance of shares of our Series A-1 and Series A-2 Preferred Stock, the dividend will increase to 10%.  As of September 30, 2010, we have accrued dividends of $1.1 million included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance by the company of additional preferred stock, only when and as declared by our Board of Directors.  On August 5, 2010, we repaid in full all principal and interest on the January 2011 Notes in the amount of $8.2 million and all security interests on our assets securing such obligations were released and terminated.

The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and January 2011 Notes are convertible into the company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively.  We issued warrants to purchase 3,125,007 shares and 42,329,407 shares of our company’s common stock at an exercise of $0.60 and $0.50 per share to the buyers of the January 2011 Notes and the buyers of shares of our Series A-1 and Series A-2 Preferred Stock, respectively.  The warrants will expire in January 2012.  The conversion prices and the number of shares of common stock issuable under the Series A-1 and Series A-2 Preferred Stock, the January 2011 Notes and the warrants are subject to adjustments for anti-dilution purposes.

On November 3, 2010, we filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the "Amended Designation") for our Series A Preferred Stock (the "Series A Preferred Stock").  The Amended Designation was approved by the requisite vote of the holders of our Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a Consent Agreement entered into between us and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement").  The Amended Designation amends the terms of the Series A Preferred Stock by (i) providing that dividends ceased accruing thereon as of June 1, 2010, (ii) the liquidation preference and corresponding conversion value on the Series A Preferred Stock was increased from 1.0 to 1.08 of the sum of the issue price and accrued but unpaid dividends, (iii) the Series A Preferred Stock is now mandatorily convertible at any time at our option without condition, and (iv) the Series A Preferred Stock will no longer have any price-based anti-dilution rights.  The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the warrants held by the holders signing the Consent Agreement (to the extent such warrants were issued in connection with the original issuance of the Series A Preferred Stock) will be extended to an expiration date of July 2015 and the price-based anti-dilution rights on such warrants are removed.

On May 28, 2010, we issued $2.0 million of 13% Subordinated Promissory Note (“the January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  On August 5, 2010, we repaid in full all principal and interest on the January 2011 Subordinated Notes in the amount of $2.0 million.  In connection with the repayment, on August 10, 2010, we entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock to the noteholder for an aggregate price of $2.0 million.

On August 5, 2010, we entered into a licensing agreement with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products in exchange for a license fee, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  Upon closing of the foregoing transaction, we were paid a portion of the license fee which was used to pay off noteholders and fund operations.   90 days after the closing date and upon completion of certain support milestones, we shall be paid the remaining portion of the license fee.

As of September 30, 2010, we have outstanding liens on assets of our South Korean subsidiary by various creditors in South Korea for past-due trade payables totaling $2.2 million.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on our assets located in Korea.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy an ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we exercised our right to acquire a 19.9% ownership interest in LSI and in January 2007 and June 2007 and contributed an additional $0.2 million and $0.1 million, respectively, into LSI as additional investment.  The contribution did not change our 19.9% interest in LSI.  Under the licensing agreement, at any time following 18 months after the effective date of the agreement, LSI may exercise its option to sell to us certain business assets including manufacturing equipment acquired under the joint venture.  During the fourth quarter of the year ended December 31, 2009, we wrote-off its investment of $0.3 million in the joint venture due to lower than anticipated growth in the eye wear industry.  On August 6, 2010, SAGA filed a complaint against us claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.  We are in the process of responding to the claim and working with SAGA to resolve the matter.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010, the end of the period covered by this report, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control.  During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 – Legal Proceedings

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”) filed a complaint against us in the County of Orange in California claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI, a joint venture between us and SAGA.  We are in the process of responding to the claim and working with SAGA to resolve the matter.

There are no other material legal proceedings that are pending.

Item 1A – Risk Factors

None.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Removed and Reserved

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number	Description of Document

3.1
Amended and Restated Certificate of Designations, Preferences and Right, dated November 2, 2010, between Liquidmetal Technologies, Inc. and holders of the Series A-1 Preferred Stock and holders of the Series A-2 Preferred Stock.

10.1	Employment Agreement, dated August 3, 2010, between Thomas Steipp and Liquidmetal Technologies, Inc.

10.2	Restricted Stock Agreement, dated August 3, 2010, between Thomas Steipp and Liquidmetal Technologies, Inc.

10.3*	Master Transaction Agreement, dated August 5, 2010, between Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC.

10.4	Subscription Agreement, dated August 10, 210, between Liquidmetal Technologies, Inc. and Norden LLC.

10.5	Consent Agreement between Liquidmetal Technologies, Inc. and holders of the Series A-1 Preferred Stock and holders of the Series A-2 Preferred Stock.

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 4, 2010	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2010	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)