Form 10-K
period 2010-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2011-03-15
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________
Commission File No. 000-31332

LIQUIDMETAL TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0264467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30452 Esperanza
Rancho Santa Margarita, CA 92688
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (949) 635-2100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $4,236,783. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.12 per share, the closing price of the common stock as reported on the OTC Bulletin Board on June 30, 2010 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2010 is deemed to be an affiliate.

The number of shares of common stock outstanding as of February 28, 2011 was 93,695,375.

Documents Incorporated By Reference

In accordance with General Instruction G(3) to Form 10-K, certain information required by Part III of Form 10-K is incorporated into Part III of this Annual Report on Form 10-K by reference to the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders which will be filed within 120 days after the end of the registrant’s fiscal year, which ended on December 31, 2010.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or result. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements.  It is important to note that Liquidmetal Technologies, Inc.’s actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of this report entitled “Risk Factors” (Item 1A of this report) as well as the following risks and uncertainties:

•	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
•	Our limited history of developing, manufacturing, and selling products made from our bulk amorphous alloys;
•	Lengthy customer adoption cycles and unpredictable customer adoption practices;
•	Our ability to identify, develop, and commercialize new product applications for our technology;
•	Competition from current suppliers of incumbent materials or producers of competing products;
•	Our ability to identify, consummate, and/or integrate strategic partnerships;
•	The potential for manufacturing problems or delays; and
•	Potential difficulties associated with protecting or expanding our intellectual property position.

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

Amorphous alloys are in general unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, in laboratory testing, our zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

Segments

We classify our operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.    Our coatings business is conducted through Liquidmetal Coatings, LLC, a majority owned subsidiary.  Bulk Liquidmetal alloys include market opportunities to manufacture and sell components made out of our bulk alloys.  The expenses incurred by the bulk Liquidmetal alloy segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.  Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment.

Results of segment operations and assets are included in Note 16 to the Consolidated Financial Statements contained in this Form 10-K.

Our Technology

The performance, processing, and potential cost advantages of Liquidmetal alloys are a function of their unique atomic structure and their proprietary material composition.

Unique Atomic Structure

The atomic structure of Liquidmetal alloys is the fundamental feature that differentiates them from other alloys and metals. In the molten state, the atomic particles of all alloys and metals have an amorphous atomic structure, which means that the atomic particles appear in a completely random structure with no discernible patterns. However, when non-amorphous alloys and metals are cooled to a solid state, their atoms bond together in a repeating pattern of regular and predictable shapes or crystalline grains. This process is analogous to the way ice forms when water freezes and crystallizes. In non-amorphous metals and alloys, the individual crystalline grains contain naturally occurring structural defects that limit the potential strength and performance characteristics of the material. These defects, known as dislocations, consist of discontinuities or inconsistencies in the patterned atomic structure of each grain. Unlike other alloys and metals, bulk Liquidmetal alloys can retain their amorphous atomic structure throughout the solidification process and therefore do not develop crystalline grains and the associated dislocations. Consequently, bulk Liquidmetal alloys exhibit superior strength and other superior performance characteristics compared to their crystalline counterparts. Our Liquidmetal alloy coatings, in contrast to our bulk alloys, have a crystalline atomic structure when initially applied, but their atomic structure becomes amorphous as the coatings rub against surfaces under force, thus improving their performance over time.

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

The comparatively high yield strength of bulk Liquidmetal alloys means that a high amount of stress must be exerted to create permanent deformation. However, because the yield strength is so high, the yield strength of many of our bulk Liquidmetal alloy compositions is very near their ultimate strength, which is the measure of stress at which total breakage occurs. Therefore, very little additional stress may be required to break an object made of bulk Liquidmetal alloys once the yield strength is exceeded. Although we believe that the yield strength of many of our bulk alloys exceeds the ultimate strength of most other commonly used alloys and metals, our bulk alloys may not be suitable for certain applications, such as pressurized tanks, in which the ability of the material to yield significantly before it breaks is more important than its strength advantage. Additionally, although our bulk alloys show a high resistance to crack initiation because of their very high strength and hardness, certain of our bulk alloys are sensitive to crack propagation under certain long-term, cyclical loading conditions. Crack propagation is the tendency of a crack to grow after it forms. We are currently developing new alloy compositions that have improved material properties to overcome these limitations.

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

•
Focusing Our Marketing Activities on Select Products with Expected Higher Gross-Margins.  We intend to focus our marketing activities on select products with anticipated higher gross margins.  This strategy is designed to align our product development initiatives with our processes and cost structure, and to reduce our exposure to more commodity-type product applications that are prone to unpredictable demand and fluctuating pricing.  Our focus is primarily on higher-margin products that possess design features that take optimal advantage of our existing and developing manufacturing technology and that command a price commensurate with the performance advantages of our alloys.  In addition to our focus on products with higher gross margins, we will continue to engage in prototype manufacturing, both for internally manufactured products and for products that will ultimately be licensed to or manufactured by third parties.

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

Components for Electronic Products

We produce components for non-consumer electronic devices using our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these components in certain applications.  On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which we granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize our intellectual property in the field of consumer electronic products, as defined in the license agreement.

Sporting Goods and Leisure Products

We are developing a variety of applications for Liquidmetal alloys in the sporting goods and leisure products area.

In the sporting goods industry, we believe that the high strength, hardness, and elasticity of our bulk alloys have the potential to enhance performance in a variety of products, and we further believe that many sporting goods products are conducive to our strategy of focusing on high-margin products that meet our design criteria.  Substantial opportunities also exist for our amorphous alloy coatings, powders and composites. In prior years, Rawlings Sporting Goods Company launched a new line of baseball and softball bats that utilize a Liquidmetal alloy coating, and HEAD NV Sport launched a new line of HEAD® Liquidmetal® tennis racquets and skis that incorporates Liquidmetal alloy in composite form in their racquet and ski design.  Other potential applications for our alloys in this industry include golf clubs, eyewear, fishing, hunting, and other sport products.

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

In order to facilitate the commercialization of Liquidmetal alloys in the jewelry and high-end luxury products market, in June 2003, we entered into an exclusive license agreement with LLPG, Inc. (“LLPG”).  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a perpetual non-exclusive license to our technology to produce and market watches and certain other luxury products.  In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, and our license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s right.

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

Industrial Coatings and Powders

Through our majority owned Liquidmetal Coatings subsidiary, we continue to market and sell amorphous alloy industrial coatings and powders under the Liquidmetal Armacor™ Coatings brand name. Liquidmetal alloy coatings are used primarily as a protective coating for industrial machinery and equipment. Since the inception of this business in the late 1980s, our proprietary coatings have demonstrated a high degree of hardness and low coefficient of friction which, when combined with their strong adhesion properties, reduce the wear and consequent failure of the machinery and equipment on which they are used. In contrast to our bulk alloys, we sell Liquidmetal coatings primarily in the form of a wire or powder feedstock that is melted and applied to machinery or equipment through welding or thermal spray processes.

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

Liquidity

We have experienced significant cumulative operating losses since our inception. Our net loss for the fiscal year ended December 31, 2010 was $1.9 million and our net income for the year ended December 31, 2009 was $0.3 million.

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  The license fees received in this transaction have been used and are being used to pay off noteholders and other indebtedness and fund operations.

We have outstanding liens on assets located in our South Korean subsidiary by various creditors, and there is $2.2 million of past-due trade payables as of December 31, 2010.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.

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

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have purchased patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology acquired from Caltech through a license agreement (“Caltech License Agreement”) with Caltech.  In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys, the composition of our coatings and powders, and the processing of our alloys. The patents relating to our coatings expire on various dates between 2013 until 2020 and the patents relating to our bulk amorphous alloys expire on various dates between 2013 and 2028. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

On August 5, 2010, we entered into a licensing agreement with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

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

We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. As of December 31, 2010, our internal research and development efforts are conducted by a team of nine scientists and engineers whom we either employ directly or engage as a consultant.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2010, and 2009 were $1.3 million and $1.2 million, respectively.

Manufacturing

We currently own a 166,000 square foot manufacturing facility (and lease the underlying ground) in Pyongtaek, South Korea, which became operational in the third quarter of 2002.  In November 2010, we ceased operations and shut down the South Korea manufacturing facility and planned to pursue strategic partnerships with other companies to leverage our resources, strength, and technologies to more rapidly develop and commercialize our products.

In June 2008, we entered into a licensing agreement with Liquidmetal Korea Co. Ltd (“LMK”), a South Korean company,  for a 10-year exclusive license to manufacture Liquidmetal alloys for customers whose principal headquarters or major operations are based in South Korea.  The licensing agreement with LMK was terminated on June 15, 2010.

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

Customers

During 2010, there was one major customer, Apple, Inc., that accounted for more than 10% of revenue from continuing operations. There was no single major customer that accounted for more than 10% of revenues from continuing operations during 2009.  In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even as our bulk Liquidmetal alloy business grows.

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

Our Liquidmetal alloy coatings face competition from industrial coatings currently manufactured or sold by other companies. At present, the primary competitors of our coatings business are Arnco Technology Trust, Limited, Postle Industries, Inc., Tuboscope, Wheretec and Metal Spray. Although we believe, based on market data gathered by us, that our coatings compete favorably with these companies’ products and that we continue to maintain the dominant market share with respect to protective coatings for oil and gas drill pipe and casings, these competitors are larger well-established businesses that have substantially greater financial, marketing, and other resources than we do.

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

Employees

As of December 31, 2010, we had 29 full-time and 4 part-time employees for a total of 33 employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

Governmental Regulation

Government regulation of our products will depend on the nature and type of product and the jurisdictions in which the products are sold.  For example, medical instruments incorporating our Liquidmetal alloys will be subject to regulation in the United States by the FDA and corresponding state and foreign regulatory agencies.  Medical device manufacturers to whom we intend to sell our products may need to obtain FDA approval before marketing their medical devices that incorporate our products and may need to obtain similar approvals before marketing these medical device products in foreign countries.

Environmental Law Compliance

Our operations are subject to national, state, and local environmental laws in the United States. We believe that we are in material compliance with all applicable environmental regulations. While we continue to incur costs to comply with environmental regulations, we do not believe that such costs will have a material effect on our capital expenditures, earnings, or competitive position.

Item 1A. Risk Factors

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the Company and its business. In addition, other written or oral statements which constitute forward-looking statements may be made from time to time by or on behalf of Liquidmetal Technologies, Inc. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. Liquidmetal Technologies, Inc. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

We have incurred significant operating losses in the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant cumulative operating losses since our inception.  Our net loss for the fiscal year ended December 31, 2010 was $1.9 million while our net income for the fiscal year ended December 31, 2009 was $0.3 million.  We had an accumulated deficit of approximately $165.9 million at December 31, 2010. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued parts manufacturing and retail golf operations.  We anticipate that we may continue to incur operating losses for the foreseeable future.  Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

We have a relatively short history of producing bulk amorphous alloy components on a mass-production basis. We have made assumptions regarding the market size for, and the manufacturing requirements of, our products and components based in part on information we received from third parties and also from our limited history. If these assumptions prove to be incorrect, we may not achieve anticipated revenue targets or profitability.

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

For the near future, we expect that a significant portion of our revenue may be concentrated in a limited number of customers.  A reduction, delay, or cancellation of orders from one or more of these customers or the loss of one or more customer relationships could significantly reduce our revenue. Unless we establish long-term sales arrangements with these customers, they will have the ability to reduce or discontinue their purchases of our products on short notice.

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

Our bulk amorphous alloy technology is a relatively new technology as compared to many other material technologies, such as plastics and widely-used high-performance crystalline alloys.  Historically, the successful commercialization of a new materials technology has required the persistent improvement and refining of the technology over a sometimes lengthy period of time.  Accordingly, we believe that our company’s future success will be dependent on our ability to continue expanding and improving our technology platform by, among other things, constantly refining and improving our processes, optimizing our existing amorphous alloy compositions for various applications, and developing and improving new bulk amorphous alloy compositions.  Our failure to further expand our technology base could limit our growth opportunities and hamper our commercialization efforts.

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

Our business is based upon the commercialization of a new and unique materials technology. Our future growth and success will depend in part on our ability to retain key members of our management and scientific staff, who are familiar with this technology and the potential applications and markets for it. We do not have “key man” or similar insurance on any of the key members of our management and scientific staff.  If we lose their services or the services of other key personnel, our financial results or business prospects may be harmed. Additionally, our future growth and success will depend in part on our ability to attract, train, and retain scientific engineering, manufacturing, sales, marketing, and management personnel. We cannot be certain that we will be able to attract and retain the personnel necessary to manage our operations effectively. Competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. Moreover, the employment of non-citizens may be restricted by applicable immigration laws.

We may not be able to successfully identify, consummate, or integrate strategic partnerships.

As a part of our business strategy, we intend to pursue strategic partnering transactions that provide access to new technologies, products, markets, and manufacturing capabilities. These transactions could include licensing agreements, joint ventures, or even business combinations. We believe that these transactions will be particularly important to our future growth and success due to the size and resources of our company and the newness of our technology. For example, we may determine that we may need to license our technology to a larger manufacturer in order to penetrate a particular market. In addition, we may pursue transactions that will give us access to new technologies that are useful in connection with the composition, processing, or application of Liquidmetal alloys. We may not be able to successfully identify any potential strategic partnerships. Even if we do identify one or more potentially beneficial strategic partners, we may not be able to consummate transactions with these strategic partners on favorable terms or obtain the benefits we anticipate from such a transactions.

We may derive some portion of our revenue from sales outside the United States, and problems associated with international business operations could affect our ability to sell our products.

We may sell a material portion of our products to customers outside of the United States.  For our fiscal years ended December 31, 2010 and 2009, approximately 7% and 42%, respectively, of our revenues came from customers located outside of the United States.  As a result, our operations and financial results are subject to risks of political instability.

Due to our reliance on customers outside of the United States, our operations and revenue likely will be subject to a number of risks associated with foreign commerce, including:

•	product or material transportation delays or disruption, including the availability and costs of air and other transportation between foreign countries and the United States;

•	political and economic instability;

•	potentially adverse tax consequences, which may reduce the profitability of products manufactured overseas or sold to overseas customers; and

•	the burden of complying with complex foreign laws and treaties, which could limit our ability to conduct our business in foreign countries.

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

We own several patents relating to amorphous alloy technology, and we have other rights to amorphous alloy patents through an exclusive license from the California Institute of Technology (“Caltech”).  Our success depends in part on our ability to obtain and maintain patent and other proprietary right protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. Specifically, we must:

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

In August 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  In connection with this transaction, our ongoing obligations to Apple (including the obligation to transfer new intellectual property to CIP) are secured through August 2012 by a security interest in substantially all of our assets, and if we are unable to comply with these obligations, Apple may be entitled to foreclose on such assets.

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

Our success depends, in part, on our ability to operate without infringing on valid, enforceable patents or proprietary rights of third parties and without breaching any licenses that may relate to our technologies and products. Future patents issued to third parties may contain claims that conflict with our patents and that compete with our products and technologies, and third parties could assert infringement claims against us. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of our management and technical personnel. Litigation or interference proceedings could also force us to:

•	stop or delay using our technology;

•	stop or delay our customers from selling, manufacturing or using products that incorporate the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may be unavailable on acceptable terms.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

As of December 31, 2010, the long-term debt of our majority-owned Liquidmetal Coatings subsidiary was $8.0 million.  Our long-term debt (including the current portion) of the Liquidmetal Coatings subsidiary includes the following:

•	$1.0 million in principal outstanding under the Enterprise Bank term loan due June 2013 (issued in October 2010); and

•	$8.7 million in principal and accrued interest outstanding under the C3 Capital Partners Subordinated Promissory Notes due July 2012 (issued in July 2008).

As of December 31, 2010, the short-term debt of Liquidmetal Coatings consisted of $0.5 million in outstanding advances received under a revolving loan from Enterprise Bank issued in October 2010;

Our level of debt affects our operations in several important ways, including the following:

•	a significant portion of the cash flow from operations of our Liquidmetal Coatings subsidiary is likely to be dedicated to the payment of the principal of and interest on its indebtedness;

•	we may be unable to refinance our indebtedness on terms acceptable to us or at all;

•	our cash flow may be insufficient to meet the required principal and interest payments on such debt.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the SEC XBRL mandate and new SEC regulations, are creating uncertainty for public companies. As a result of these new rules and the size and limited resources of our company, we will incur additional costs associated with our public company reporting requirements, and we may not be able to comply with some of these new rules.  In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and this could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

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

Some of the applications that we have identified or may identify in the future may be subject to government regulations. For example, any medical devices made from our alloys likely will be subject to extensive government regulation in the United States by the Food and Drug Administration (“FDA”). Any medical device manufacturers to whom we sell Liquidmetal alloy products may need to comply with FDA requirements, including premarket approval or clearance under Section 510(k) of the Food Drug and Cosmetic Act before marketing Liquidmetal alloy medical device products in the United States. These medical device manufacturers may be required to obtain similar approvals before marketing these medical devices in foreign countries. Any medical device manufacturers with which we jointly develop and sell medical device products may not provide significant assistance to us in obtaining required regulatory approvals. The process of obtaining and maintaining required FDA and foreign regulatory approvals could be lengthy, expensive, and uncertain. Additionally, regulatory agencies can delay or prevent product introductions. The failure to comply with applicable regulatory requirements can result in substantial fines, civil and criminal penalties, stop sale orders, loss or denial of approvals, recalls of products, and product seizures.

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

We directly own 72.86% of the outstanding common membership units of Liquidmetal Coatings, LLC, our subsidiary that has exclusive rights over the industrial coatings market and 79% of the outstanding capital stock of Liquidmetal Golf, our subsidiary that has the exclusive right to commercialize our technology in the golf market.  The remaining 27.14% of the Liquidmetal Coatings, LLC common membership units are owned by 4 members and the remaining 21% of the Liquidmetal Golf stock is owned by approximately 95 stockholders of record. As a result, conflicts of interest may develop between us and the minority members of Liquidmetal Coatings and stockholders of Liquidmetal Golf. To the extent that our officers and directors are also officers or directors of Liquidmetal Coatings and Liquidmetal Golf, matters may arise that place the fiduciary duties of these individuals in conflicting positions.

Our stock price has experienced volatility and may continue to experience volatility.

During 2010, the highest bid price for our common stock was $1.76 per share, while the lowest bid price during that period was $0.08 per share.  The trading price of our common stock could continue to fluctuate widely due to:

•	quarter-to-quarter variations in results of operations;

•	loss of a major customer;

•	announcements of technological innovations by us or our potential competitors;

•	changes in or our failure to meet the expectations of securities analysts;

•	new products offered by us or our competitors;

•	announcements of strategic relationships or strategic partnerships; or

•	other events or factors that may be beyond our control.

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

We have paid no cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our businesses, and we do not anticipate paying any cash dividends on our capital stock for the foreseeable future. In addition, the terms of existing or any future debts may preclude us from paying dividends on our stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

In Dothan, Alabama, we lease an application facility for our coatings business segment.  This facility, which is approximately 5,000 square feet, is leased through March 31, 2011.

We currently expect that the foregoing facilities will meet our anticipated research, warehousing, and administrative needs for the foreseeable future.

Item 3. Legal Proceedings

On August 6, 2010, SAGA, SpA in Padova, Italy, (“SAGA”) filed a litigation case against us in California State Superior Court in Orange County, California claiming damages of $3.2 million for payment on a loan and for breach of contract in connection with the formation of LSI, a joint venture between us and SAGA.  We are in the process of responding to the claim and working with SAGA to either seek a settlement or pursue arbitration.  As of December 31, 2010, $0.3 million was accrued in accounts payable and accrued expenses for potential settlement and legal fees related to the complaint.

There are no other material legal proceedings that are pending.

Item 4.  Remove and Reserved

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LQMT.”  On February 28, 2011, the last reported sales price of our common stock was $0.63 per share.  As of February 28, 2011, we had 230 record holders of our common stock.

The following table sets forth, on a per share basis, the range of high and low bid information for the shares of our common stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included, as reported by the OTC Bulletin Board (for the periods from and after October 19, 2010) and as reported by the Pink Sheets (for periods prior to October 19, 2010). These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2010	High	Low
Fourth Quarter	$0.85	$0.33
Third Quarter	$1.76	$0.11
Second Quarter	$0.40	$0.08
First Quarter	$0.16	$0.08

2009	High	Low
Fourth Quarter	$0.21	$0.11
Third Quarter	$0.22	$0.14
Second Quarter	$0.44	$0.16
First Quarter	$0.30	$0.08

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, please see Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

Not required

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in the conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-K.

This management’s discussion and analysis, as well as other sections of this report on Form 10-K, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “ projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Risk Factors” in Item 1A of this report and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Amorphous alloys are in general unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe can make them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, in laboratory testing, our zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

Impairment of Long-Lived Assets consists of a write-down of $0.5 million of our manufacturing facility in Pyongtaek, South Korea.  While we have actively marketed the manufacturing facility for ultimate sale, we were unable to sell this facility and determined that the carrying value of the idle equipment exceeded its fair value in the amount of $0.5 million during the fourth quarter of fiscal year 2010.

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

Change in Value of Conversion Feature consists of changes to the fair value of the embedded conversion feature of our senior convertible notes.  The embedded conversion feature has been accounted for as a separate derivative instrument in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, with a change in fair values reported in earnings.  The change in fair values is determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding conversion features.

In June 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  In December 2006, we exercised our right to own 19.9% of LSI and in 2007, we contributed additional $303 into LSI as additional investment. The contribution did not change our 19.9% interest in LSI.  During the fourth quarter of the year ended December 31, 2009, we wrote-off our investment of $306 in the joint venture due to lower than anticipated growth in the eye wear industry.  On August 6, 2010, SAGA filed an action against us in California State Superior Court claiming damages of $3.2 million for payment on a loan and for breach of contract in connection with the formation of LSI, a joint venture between us and SAGA.  We are in the process of responding to the claim and working with SAGA to either seek a settlement or pursue arbitration.  As of December 31, 2010, $0.3 million was accrued in accounts payable and accrued expenses for potential settlement and legal fees related to the complaint.

On July 24, 2007, we transferred substantially all of the assets of our Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the coatings business.   We initially held a 69.25% ownership interest in LMC, however, during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional common shares to its noteholders.  On December 15, 2010, we and two other members of LMC contributed additional capital into LMC in exchange for additional common unit membership.  As a result, our ownership interest in LMC increased to 72.86%.  The results of operation of LMC are consolidated and comprise our Liquidmetal alloy industrial coatings segment for financial reporting purposes.

In May 2010, LMC entered into a joint venture agreement with IMCO Alloys Private Limited (“IMCO”) to create a subsidiary named Liquidmetal Coatings Solutions India Private Limited (“LMCSI”) and engage in application services of Liquidmetal products as a protective coating.  Initially, under the joint venture agreement, LMC held 80% and IMCO held 20% of the outstanding Class A Shares of LMCSI.  LMC may, at its option, subscribe to Class B Shares of LMCSI.  In September 2010, LMC provided to LMCSI approximately $0.1 million in capital equipment and was issued 358,204 shares of Class B Shares of LMCSI.  As of December 31, 2010, LMC holds an 88.60% ownership interest in LMCSI.

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

Results of Operations

Comparison of the years ended December 31, 2010 and 2009

Revenue. Revenue increased $16.4 million to $33.3 million for the year ended December 31, 2010 from $16.9 million for the year ended December 31, 2009.  The increase is primarily due to the license fee with Apple.

Cost of Sales. Cost of sales decreased to $8.2 million, or 25% of revenue, for the year ended December 31, 2010 from $9.1 million, or 54% of revenue, for the year ended December 31, 2009.  The decreases were a result of a continued change in revenue mix during the year ended December 31, 2010.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $7.1 million, or 21% of revenue, for the year ended December 31, 2010 from $6.7 million, or 40% of revenue, for the year ended December 31, 2009. The increase was primarily a result of an increase in legal services expense of $0.4 million offset by a decrease in salaries expense of $0.2 million.

Research and Development Expenses. Research and development expenses increased to $1.3 million, or 4% of revenue, for the year ended December 31, 2010 from $1.2 million, or 7% of revenue, for the twelve months ended December 31, 2009. The increase was primarily a result of an increase in outsourcing expenses of $0.1 million.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Impairment of Long-Lived Assets. Impairment of long-lived assets was $1.0 million or 3% of revenue for the year ended December 31, 2010.  Impairment of long-lived assets was $1.4 million, or 8% of revenue, for the year ended December 31, 2009.  Both impairments were a result from a write-down of our manufacturing facility in Pyongtaek, South Korea. While we have actively marketed our manufacturing facility and the idle equipment for ultimate sale, we were unable to sell them and determined that their carrying value exceeded their fair value.

Loss from Extinguishments of Debts. Loss from extinguishments of debt was $1.5 million, or 9% of revenue, for the year ended December 31, 2009  due to the extinguishment of certain of our convertible and subordinated. There no extinguishments of debts for the year ended December 31, 2010.

Change in Value of Warrants.  Change in value of warrants decreased to a loss of $10.4 million, or 31% of revenue, during the year ended December 31, 2010 from a gain of $9.8 million, or 58% of revenue, during the year ended December 31, 2009.  The change in value of warrants consisted of warrants issued from convertible and subordinated notes funded between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature.  Change in the value of our conversion feature liability resulted in gain of $0.4 million, or 1% of revenue, during the year ended December 31, 2010 from a gain of $1.8 million, or 11% of revenue, during the year ended December 31, 2009 primarily as a result of fluctuation in our stock prices.

Other Expense.  Other expense was $0.3 million for the year ended December 31, 2009 primarily from a write-down of our joint venture, Liquidmetal SAGA Italy, srl, with SAGA, SpA.  There was no other expense for the year ended December 31, 2010.

Other Income.  Other income was $0.1 million, or less than one percent of revenue, for the year ended December 31, 2010, primarily from write off accounts payables.  There was no other income for the twelve months ended December 31, 2009.

Interest Expense. Interest expense was $5.4 million, or 16% of revenue, for the year ended December 31, 2010 and was $5.9 million, or 35% of revenue, for the year ended December 31, 2009.  Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan.  The decrease was due to the retirement of our convertible and subordinated notes during 2010.

Interest Income. Interest income was $6 thousand for the year ended December 31, 2010 from interest earned on cash deposits.  There was no interest income for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations through the sale of equity securities in private placements and our initial public offering, the sale of convertible notes and warrants in private placements, debt financing, and cash generated from operations.

Our cash provided by (used in) operating activities was $10.1 million and ($3.4) million for the years ended December 31, 2010 and 2009, respectively.  Our working capital deficit increased from $13.5 million at December 31, 2009 to $14.2 million at December 31, 2010.  Our working capital deficit increase of $0.7 million was attributable to an increase in warrant liabilities of $8.8 million, offset by an increase in cash and cash equivalents of $4.9 million, an increase in account receivables, net, of $0.6 million, an increase in inventories of $0.6 million, an increase in prepaid expenses and other current assets of $0.5 million, a decrease in long-term debt, current portion of $1.4 million and a decrease of other liabilities, current portion of $0.2 million.

Our cash used in investing activities was $0.3 million for the year ended December 31, 2010 primarily from purchase of property and equipment and investments in patents and trademarks.

Our cash used in financing activities was $4.7 million for the year ended December 31, 2010.  We paid net $20.0 million in borrowings from a convertible notes executed in January 2009, a revolving and term loan agreement executed in July 2008, and convertible and subordinated notes, which were offset by $12.6 million proceeds from issuance of a revolving and term loan agreement executed in August 2010, $2.0 million proceeds from issuance of common stocks $1.0 million of warrants exercised and $0.4 million of contribution to noncontrolling interest.  Our cash and cash equivalents as of December 31, 2010 was $5.0 million.

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through the fourth quarter of 2011.  Accordingly, we will likely require additional funding at or prior to that time.  We are actively seeking additional sources of capital through strategic and other potential transactions.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

On May 28, 2010, we issued a $2.0 million 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% Senior Secured Convertible Subordinated Notes due January 3, 2011 (the “January 2011 Notes”).  On August 5, 2010, we repaid in full all principal and accrued interest of $2.0 million and $8.2 million on the January 2011 Subordinated Note and the January 2011 notes, respectively.  In connection with the repayment, on August 10, 2010, we entered into a Subscription Agreement pursuant to which we issued 7,870,307 shares of our common stock for an aggregate price of $2.0 million.

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  We have used and are using the license fee from this transaction to pay off noteholders and other indebtedness and fund operations.  In connection with this transaction, our ongoing obligations to Apple (including the obligation to transfer new intellectual property to CIP) are secured through August 2012 by a security interest in substantially all of our assets, and if we are unable to comply with these obligations, Apple may be entitled to foreclose on such assets.

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

Our Series A-1 and Series A-2 Preferred Stock accrue cumulative dividends at an annual rate of 8%, which is payable semi-annually. Beginning on the second anniversary of the initial issuance of shares of our Series A-1 and Series A-2 Preferred Stock, the dividend would have increased to 10%.  The dividends were payable in cash or in kind by the issuance by the company of additional preferred stock, only when and as declared by our Board of Directors.  The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and January 2011 Notes were convertible into the company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively.  We issued warrants to purchase 3,125,007 shares and 42,329,407 shares of our company’s common stock at an exercise of $0.60 and $0.50 per share to the buyers of the January 2011 Notes and the buyers of shares of our Series A-1 and Series A-2 Preferred Stock, respectively.  The warrants were to expire in January 2012.  The conversion prices and the number of shares of common stock issuable under the Series A-1 and Series A-2 Preferred Stock, the January 2011 Notes and the warrants were subject to adjustments for anti-dilution purposes.

As of December 31, 2010, we had 658,614 shares of Series A-1 Preferred Stock and 1,513,146 shares of Series A-2 Preferred Stock outstanding, convertible as of such date into an aggregate of 67,320,381 shares of the Company’s common stock.

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

We have outstanding liens on assets located in our South Korean subsidiary by various creditors, and there is $2.2 million of  past-due trade payables as of December 31, 2010.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%.  In December 2006, we purchased a 19.9% interest LSI and in 2007, we contributed additional $0.3 million into LSI as additional investment.  During each of the years ended December 31, 2010, 2009 and 2008, we recognized revenues of $0, of Liquidmetal alloys sold to SAGA for use in the joint venture.  During the fourth quarter of the year ended December 31, 2009, the Company wrote-off its investment of $0.3 million in the joint venture due to slower than anticipated growth in the eyewear industry.

On August 6, 2010, SAGA filed a complaint against us claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.  We are in the process of responding to the claim and working with SAGA to either seek a settlement or pursue arbitration.  As of December 31, 2010, $0.3 million was accrued in accounts payable and accrued expenses for potential settlement and legal fees related to the complaint.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•
Prior to the discontinuation of our manufacturing facility in South Korea in November 2010, our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiary in Korea are translated into U.S. dollars. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated foreign exchange translation in stockholders’ equity.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (GAAP) – authoritative and nonauthoritative – and making the ASC the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission.  This guidance, which was incorporated into ASC Topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends ASC Topic 605, "Revenue Recognition."  ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amended the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also will require more detailed disclosure about the activity within Level 3 fair value measurements.  The Company adopted the guidance in ASU No. 2010-06 on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010.   This guidance requires new disclosures only.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for fiscal quarter beginning after 15 December 2010. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements

In May 2010, the FASB issued ASU 2010-19,, “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28")”. Under the amended guidance, for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect adoption of the new guidance to have a material effect on its Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues  Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are located in Consolidated Financial Statements in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010, the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010. Management has not identified any material weaknesses in the company’s internal control over financial reporting as of December 31, 2010.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after our fiscal year ended December 31, 2010.

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information regarding our Code of Ethics, which is set forth below, the information required by this Item is incorporated herein by reference to our Proxy Statement, which will be filed within 120 days after our fiscal year ended December 31, 2010.

Code of Ethics

Our board of directors has adopted a Code of Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The Code of Ethics is attached as Exhibit 14 to our Annual Report on Form 10-K filed on November 10, 2004.  In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website at www.liquidmetal.com in the future. You may also request a copy of our Code of Ethics by sending the request to information@liquidmetal.com.  Upon receipt of such request, we will provide a copy of our Code of Ethics to you without charge.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy, which will be filed within 120 days after our fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information regarding our equity compensation plans, which is set forth below, the information required by this Item is incorporated herein by reference to our Proxy Statement, which will be filed within 120 days after our fiscal year ended December 31, 2010.

Equity Incentive/Equity Compensation Plans Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans.  We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	[a]	[b]	[c]
Equity compensation plans approved by stockholders	6,489,963	$0.67	4,521,007
Equity compensation plans not approved by stockholders	--	--	--
Total	6,489,963		4,521,007

The number of securities and types of plans available for future issuances of stock options as of December 31, 2010 were as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
1996 Stock Option Plan	12,903,226	1,974,365	10,970	--
2002 Equity Incentive Plan	10,000,000	--	6,388,993	3,611,007
2002 Non-employee Director Stock Option Plan	1,000,000	--	90,000	910,000
Total Stock Options	23,903,226	1,974,365	6,489,963	4,521,007

1996 Stock Option Plan

Our 1996 Stock Option Plan (the “1996 Plan”) provides for the grant of stock options to employees, directors, and consultants of our company and its affiliates. The purpose of the 1996 Plan is to retain the services of existing employees, directors, and consultants; to secure and retain the services of new employees, directors, and consultants; and to provide incentives for such persons to exert maximum efforts for our success. The 1996 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of nonstatutory stock options. Our board of directors terminated the 1996 Plan on April 4, 2002. The termination will not affect any outstanding options under the 1996 Plan, and all such options will continue to remain outstanding and be governed by the 1996 Plan.

Options granted under the 1996 Plan are generally not transferable by the optionee except by will or the laws of descent and distribution, and each option is exercisable, during the lifetime of the optionee, only by the optionee. Options generally must be exercised within 90 days after the optionee’s termination for cause, three months following the end of the optionee’s status as an employee or consultant, other than for cause or for death or disability, or within six months after the optionee’s termination by disability or twelve months following the optionee’s termination by death. However, in no event may an option be exercised later than the earlier of the expiration of the term of the option or ten years from the date of the grant of the option or, where an optionee owns stock representing more than 10% of the voting power, five years from the date of the grant of the option in the case of incentive stock options.

As of December 31, 2010, options to purchase 10,970 shares of common stock were outstanding at a weighted average price of $14.69 per share under the 1996 Stock Option Plan. As of December 31, 2010, options to purchase 1,974,365 shares had been issued upon exercise of options under the 1996 Plan. There were 10,970 options exercisable under the 1996 Stock Option Plan as of December 31, 2010.
2002 Equity Incentive Plan

Our 2002 Equity Incentive Plan (the “2002 Plan”), which was adopted by our board of directors and approved by our stockholders in April 2002, provides for the grant of stock options to officers, employees, consultants, and directors of our company and its subsidiaries. The purpose of the 2002 plan is to advance the interests of our stockholders by enhancing our ability to attract, retain, and motivate persons who make or are expected to make important contributions to our company and its subsidiaries by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning their interests with those of our stockholders. The 2002 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of nonstatutory stock options. In addition, the 2002 Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of ten million shares of our common stock may be granted under the 2002 Plan.

The plan is administered by our board of directors or a committee appointed by our board of directors. All members of such a committee must be a non-employee director and an outside director, as defined in the 2002 Plan. Subject to the limitations set forth in the 2002 Plan, the administrator has the authority to select the persons to whom grants are to be made, to designate the number of shares to be covered by each stock award, to determine whether an option is to be an incentive stock option or a nonstatutory stock option, to establish vesting schedules, to specify the option exercise price and the type of consideration to be paid upon exercise, and, subject to some restrictions, to specify other terms of stock awards.

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

Options granted under the 2002 Plan are generally not transferable by the optionee except by will or the laws of descent and distribution, and to certain related individuals with the consent of the administrator. Options generally must be exercised within three months after the optionee’s termination of employment for any reason other than disability or death, or within 12 months after the optionee’s termination by disability. Options granted under the 2002 Plan vest at the rate specified in the option agreement. However, in no event may an option be exercised later than the earlier of the expiration of the term of the option or 10 years from the date of the grant of the option, or when an optionee owns stock representing more than 10% of the voting power, five years from the date of the grant of the option in the case of incentive stock options.

Any incentive stock options granted to an optionee which, when combined with all other incentive stock options becoming exercisable for the first time in any calendar year that are held by that person, would have an aggregate fair market value in excess of $0.1 million, shall automatically be treated as nonstatutory stock options.

The 2002 Plan may be amended, altered, suspended or terminated by our board of directors at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option previously granted without the consent of the affected optionee. Unless terminated sooner, the plan will terminate automatically in September 2012.  As of December 31, 2010, there were 6,388,993 outstanding options or stock awards at a weighted average price of $0.63 under the plan.  There were 2,721,793 options exercisable under the 2002 Equity Incentive Plan as of December 31, 2010.

2002 Non-employee Director Stock Option Plan

Our 2002 Non-employee Director Stock Option Plan (the “2002 Non-Employee Director Plan”) was adopted by our board of directors and by our stockholders in April 2002. We have reserved a total of one million shares of our common stock for issuance under the 2002 Non-Employee Director Plan. The option grants under the 2002 Non-Employee Director Plan are automatic and nondiscretionary, and the exercise price of the options is equal to 100% of the fair market value of our common stock on the grant date.

Only non-employee directors are eligible for grants under the 2002 Non-Employee Director Plan. The 2002 Non-Employee Director Plan will provide for an initial grant to a new non-employee director of an option to purchase 50,000 shares of our common stock. Subsequent to the initial grants, each non-employee director will be automatically granted on the first business day of January commencing January 1, 2003, an option to purchase 10,000 shares of our common stock.

The term of the options granted under the 2002 Non-Employee Director Plan is 10 years, but the options expire 12 months after the termination of the optionee’s status as a director or three months if the termination is due to the voluntary resignation of the optionee. The option grants will vest and become exercisable as to one-fifth of the shares on the date that is one year after the date of grant and an additional one-fifth of the shares subject to the option on a cumulative basis will vest and become exercisable annually thereafter.

As of December 31, 2010, options to purchase 90,000 shares of common stock were outstanding at a weighted average price of $1.65 per share under the 2002 Non-Employee Director Stock Option Plan. There were 78,000 options exercisable under the 2002 Non-Employee Director Stock Option Plan as of December 31, 2010.

The 2002 Non-Employee Director Plan will terminate in October 2012, unless our board of directors terminates it sooner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement, which will be filed within 120 days after our fiscal year ended December 31, 2010.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement, which will be filed within 120 days after our fiscal year ended December 31, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page 40.

2. Financial Statement Schedules. See the last page of the Consolidated Financial Statements.

3. Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX
Exhibit Number	Document Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2003).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on August 14, 2003).
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 6, 2009).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 6, 2009).
3.5
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1to the Form 10-Q filed on November 4, 2010).

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

10.8	Credit Service Agreement, dated February 2003, between Liquidmetal Korea Co., Ltd. and Kookmin Bank (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 31, 2003).
10.9	Form of Common Stock Purchase Warrant, dated August 2, 2005 (incorporated by reference from Exhibit 10.3 of the Registrant’s 10-Q/A filed on August 30, 2005)
10.10	Form of Common Stock Purchase Warrant, dated June 13, 2005 (incorporated by reference from Exhibit 99.3 of the Registrant’s 8-K filed on June 16, 2005)
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

Exhibit Number	Document Description

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

10.47	Form of 8% Senior Secured Convertible Subordinated Note issued pursuant to Securities Purchase Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on May 7, 2009).
10.48	Form of Common Stock Purchase Warrant issued in connection with the 8% Senior Secured Convertible Subordinated Notes (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 7, 2009).
10.49	Form of Common Stock Purchase Warrant issued in connection with the Series A Preferred Stock (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on May 7, 2009).
10.50	Registration Rights Agreement, dated May 1, 2009, among the Company and the Buyers (incorporated by reference from Exhibit 10.5 to the Form 8-K filed on May 7, 2009).
10.51	Security Agreement, dated May 1, 2009, among the Company and the Buyers (incorporated by reference from Exhibit 10.6 to the Form 8-K filed on May 7, 2009).
10.52	Form of 8% Senior Secured Convertible Note, dated November 1, 2009 (incorporated by reference from Exhibit 10.52 to the Form 10-K filed on August 20, 2010)..
10.53	Form of 8% Senior Secured Convertible Note, dated May 1, 2010 (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on August 20, 2010).
10.54*	Employment Agreement, dated August 3, 2010, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on November 4, 2010).
10.55*	Restricted Stock Agreement, dated August 3, 2010, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed on November 4, 2010).
10.56**
Master Transaction Agreement, dated August 5, 2010, between Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.3 to the Form 10-Q filed on November 4, 2010).

Exhibit Number	Document Description

10.57	Subscription Agreement, dated August 10, 2010, between Liquidmetal Technologies, Inc. and Norden LLC. (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed on November 4, 2010).
10.58
Consent Agreement between Liquidmetal Technologies, Inc. and holders of the Series A-1 Preferred Stock and holders of the Series A-2 Preferred Stock (incorporated by reference from Exhibt10.5 to the Form 10-Q filed on November 4, 2010).

10.59	Amendment No. 3 to First Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated December 15, 2010.
14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).
21	Subsidiaries of the Registrant. (incorporated by reference from Exhibit 21 to the Form 10-K filed on November 10, 2004).
21.1	Updated List of Subsidiaries of the Registrant.
23.1	Consent of Registered Independent Public Accounting Firm, Choi, Kim & Park, LLP.
24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. 1350.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

	By:	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive officer)

Date: March 15, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Steipp	Chief Executive Officer	March 15, 2011
Thomas Steipp

/s/ Tony Chung	Chief Financial Officer	March 15, 2011
Tony Chung

/s/ Abdi Mahamedi	Chairman of the Board and Director	March 15, 2011
Abdi Mahamedi

/s/ Ricardo Salas	Director	March 15, 2011
Ricardo Salas

/s/ Robert Biehl	Director	March 15, 2011
Robert Biehl

/s/ Mark Hansen	Director	March 15, 2011
Mark Hansen

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficiency, and cash flows for the years ended December 31, 2010, and 2009.  Our audits also included the financial statement schedules listed at index in Item 15(a) as of and for the years ended December 31, 2010, and 2009.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years ended December 31, 2010, and 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Choi, Kim & Park LLP

Los Angeles, California
Certified Public Accountants

February 14, 2011

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$5,049	$106
Trade accounts receivables, net of allowance for doubtful accounts of $1 and $1,314	1,731	1,180
Inventories	1,016	422
Prepaid expenses and other current assets	1,264	799
Total current assets	9,060	2,507
Property, plant and equipment, net	796	737
Long-lived assets to be disposed of other than by sale	3,758	5,379
Other intangibles, net	1,121	1,232
Other assets	310	585
Total assets	15,045	10,440

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	6,827	5,928
Deferred revenue	8	31
Short-term debt	480	896
Long-term debt, current portion	-	1,393
Warrant liabilities	12,819	3,975
Conversion feature liabilities	-	444
Other liabilities, current portion	3,106	3,324
Total current liabilities	23,240	15,991

Long-term debt, net of current portion and debt discounts of $0 and $3,227	7,962	12,661
Other long-term liabilities, net of current portion	681	155
Total liabilities	31,883	28,807

Shareholders' deficiency:
Liquidmetal Technologies, Inc. shareholders' deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,171,760 and 3,183,663 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	4
Common stock, $0.001 par value; 300,000,000 shares authorized; 93,695,375 and 47,583,102 shares issued and outstanding at December 31, 2010 and 2009, respectively	88	48
Additional paid-in capital	146,870	142,135
Accumulated deficit	(165,879)	(162,777)
Accumulated other comprehensive income	1,494	1,441
Total Liquidmetal Technologies, Inc. shareholders' deficiency	(17,425)	(19,149)
Noncontrolling interest	587	782
Total shareholders' deficiency	(16,838)	(18,367)

Total liabilities and shareholders' deficiency	$15,045	$10,440

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009

Revenue	$33,292	$16,945
Cost of sales	8,207	9,097
Gross profit	25,085	7,848

Operating expenses
Selling, general, and administrative	7,137	6,740
Research and development	1,272	1,173
Impairment of long-lived assets	966	1,381
Total operating expenses	9,375	9,294
Income (loss) before interest, other income, income taxes, non-controlling interest and discontinued operations	15,710	(1,446)

Loss from extinguishments of debt	-	(1,471)
Change in value of warrants, (loss) gain	(10,394)	9,835
Change in value of conversion feature, gain	444	1,827
Other expense	-	(308)
Other income	70	-
Interest expense	(5,380)	(5,862)
Interest income	6	-

Loss (income) before income taxes, noncontrolling interest and discontinued operations	456	2,575

Income taxes	-	(168)

Loss before noncontrolling interest and discontinued operations	456	2,407

Net loss attributable to noncontrolling interest	576	69

Income from continuing operations	1,032	2,476

Discontinued operations:
Loss from operations of discontinued operations, net	(2,928)	(2,225)

Net (loss) income	(1,896)	251

Other comprehensive income:
Foreign exchange translation gain during the period	53	414
Comprehensive (loss) income	$(1,843)	$665

Per common share basic and diluted:

Net (loss) income attributable to Liquidmetal Technologies per share - basic	$(0.03)	$0.01
Net (loss) income attributable to Liquidmetal Technologies per share - diluted	$(0.03)	$0.00

Number of weighted average shares - basic	64,965	46,084
Number of weighted average shares - diluted	64,965	214,429

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(in thousands, except share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulat-ed Deficit	Accumulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total

Balance, December 31, 2008	-	44,825,402	$-	$45	$140,204	$(162,307)	$1,027	$651	$(20,380)
Convertible preferred stocks issued	3,305,002		4	-	1,758	-	-	-	1,762
Conversion of preferred stocks	(121,339)	2,757,700	-	3	(3)	-	-	-	-
Dividends	-	-	-	-	-	(707)	-	-	(707)
Stock-based compensation	-	-	-	-	176	-	-	-	176
Foreign exchange translation gain	-	-	-	-	-	-	$414	-	414
Cash contribution from noncontrolling interests	-	-	-	-	-	-	-	200	200
Cash distribution to noncontrolling interests	-	-	-	-	-	$(14)	-	-	(14)
Preferred Units capital account of subsidiary	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	$251	-	(69)	182
Balance, December 31, 2009	3,183,663	47,583,102	4	$48	$142,135	$(162,777)	$1,441	$782	$(18,367)
Convertible preferred stocks issued	-	-	(1)	-	-	-	-	-	(1)
Conversion of preferred stocks	(1,011,903)	26,089,220	(1)	26	(25)	-	-	-	(0)
Conversion of warrants	-	4,849,775	-	5	2,547	-	-	-	2,552
Conversion of notes payable	-	333,332	-	0	200	-	-	-	200
Restricted shares issued	-	13,870,307	-	8	2,038	-	-	-	2,046
Common stock issued in lieu of cash	-	969,639	-	1	176	-	-	-	177
Dividends	-	-	-	-	-	(356)	-	-	(356)
Stock-based compensation	-	-	-	-	142	-	-	-	142
Foreign exchange translation gain	-	-	-	-	-	-	53	-	53
Cash contribution from noncontrolling interests	-	-	-	-	-	-	-	382	382
Cash distribution to noncontrolling interests	-	-	-	-	-	-	-	-	-
Preferred Units capital account of subsidiary	-	-	-	-	(343)	(850)	-	-	(1,193)
Net income	-	-	-	-	-	(1,896)	-	(577)	(2,473)
									-
Balance, December 31, 2010	2,171,760	93,695,375	2	88	146,870	(165,879)	1,494	587	(16,838)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Years Ended December 31
	2010	2009

Operating activities:
Net income	$1,032	$2,476
Add (loss) from operations of discontinued operations	(2,928)	(2,225)
	$(1,896)	$251

Adjustments to reconcile loss from operations to net cash used for operating activities:
Gain on disposal of asset	69	-
(Loss) attributable to noncontrolling interest of consolidated subsidiary	(577)	(69)
Depreciation and amortization	361	342
Loss on extinguishment of debt	-	2,452
Amortization of debt discount	2,953	2,488
Stock-based compensation	142	176
Bad debt expense	61	243
Warranty (recovery)	(8)	(66)
Loss (Gain) from change in value of warrants	10,394	(9,835)
(Gain) from change in value of conversion feature	(444)	(1,827)

Changes in operating assets and liabilities:
Trade accounts receivable	(612)	781
Inventories	(121)	(81)
Prepaid expenses and other current assets	(861)	(140)
Other assets	549	401
Accounts payable and accrued expenses	(2,086)	4,300
Deferred revenue	(23)	(9)
Other liabilities	233	(13,291)
Net cash provided by (used in) continuing operations	8,134	(13,884)
Net cash provided by discontinued operations	1,946	10,390
Net cash provided by (used in) operating activties	10,080	(3,494)

Investing Activities:
Purchases of property and equipment	(311)	157
Investment in patents and trademarks	(29)	(300)
Investment in joint venture	-	306
Net cash (used in) provided by investing activities by continuing operations	(340)	163
Net cash (used in) investing activities by discontinued operations	-	(615)
Net cash (used in) investing activities	(340)	(452)

Financing Activities:
Proceeds from borrowings	12,630	16,627
Repayment of borrowings	(20,377)	(28,927)
Proceeds from issuance of convertible preferred stocks	-	16,228
Proceeds from issuance of common stocks	2,046	-
Warrants exercised	1,002	-
Redemption of preferred units of subsidiary	(343)	-
Cash contribution to noncontrolling interest of consolidated subsidiary	361	200
Cash distributions to holders of noncontrolling interest of consolidated subsidiary	-	(14)
Minority interest in subsidiary's joint venture	21	-
Net cash (used in) provided by financing activities by continuing operations	(4,660)	4,114
Net cash (used in) financing activities by discontinued operations	-	(151)
Net cash (used in) provided by financing activities	(4,660)	3,963

Effect of foreign exchange translation	(137)	(68)
Net increase (decrease) in cash and cash equivalents	4,943	(51)

Cash and cash equivalents at beginning of period	106	157
Cash and cash equivalents at end of period	$5,049	$106

Supplemental cash flow information
Interest paid	$221	$1,994
Taxes paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
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

In July 2007, the Company transferred substantially all of the assets of its Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the assets and liabilities of the coatings business.  The Company initially held a 69.25% ownership interest in LMC; however during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional common shares to its noteholders (See Note 13).  On December 15, 2 010, the Company and two other members of LMC contributed additional capital into LMC in exchange for additional common unit membership.  As a result, the Company’s ownership interest in LMC increased to 72.86%.  The results of operation of LMC are consolidated and comprise the Liquidmetal alloy industrial coatings segment for financial reporting purposes.

In May 2010, LMC entered into a joint venture agreement with IMCO Alloys Private Limited (“IMCO”) to create a subsidiary named Liquidmetal Coatings Solutions India Private Limited (“LMCSI”) and engage in application services of Liquidmetal products as a protective coating.  Initially, under the joint venture agreement, LMC held 80% and IMCO held 20% of the outstanding Class A Shares of LMCSI.  LMC may, at its option, subscribe to Class B Shares of the Company.  In September 2010, LMC provided approximately $80 in capital equipment and was issued 358,204 Class B Shares of LMCSI.  As a result, LMC holds 88.6% and IMCO holds 11.4% ownership interest in LMCSI as of December 31, 2010.

2. Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $165,879 as of December 31, 2010.  Net cash provided by continuing operations for the year ended December 31, 2010 was $10,080.  At December 31, 2010, working capital deficit was $14,180.  As of December 31, 2010, the Company’s principal source of liquidity is $5,049 of cash and $1,731 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “January 2011 Notes”).  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009, among the exchanging note holders and investors.  On August 5, 2010, the Company repaid in full all principal and interest on the January 2011 Notes.  All security interests in Company assets securing such obligations under the January 2011 Notes were released and terminated. (see Note 10 )

On May 28, 2010, the Company issued $2,000 of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  On August 5, 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock to the noteholder for an aggregate price of $2,046. (See Note 10)

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

On August 5, 2010, the Company entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) the Company contributed substantially all of its intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to the Company a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  We have used and are using the license fee from this transaction to pay off noteholders and other indebtedness and fund operations.  .In connection with this transaction, our ongoing obligations to Apple (including the obligation to transfer new intellectual property to CIP) are secured through August 2012 by a security interest in substantially all of our assets, and if we are unable to comply with these obligations, Apple may be entitled to foreclose on such assets

The Company has outstanding liens on assets located in our South Korean subsidiary by various creditors, and there is $2,175 of past-due trade payables as of December 31, 2010.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If the Company cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.

3. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its wholly-owned subsidiaries, Liquidmetal Technologies Co., Ltd., formerly Liquidmetal Korea Co., Ltd., (“LMT Korea”), that was located in South Korea and closed down in 2010 (see Note 14), its majority-owned subsidiary, Liquidmetal Coatings, LLC, located in Texas and its newly organized special-purpose wholly-owned subsidiary, Crucible Intellectual Property. All intercompany balances and transactions have been eliminated.

Revenue Recognition. Revenue is recognized pursuant to applicable accounting standards including Financial Accounting Standards Board(“FASB”) Accounting Standard Codification (“ASC”) Topic 605 (“ASC 605”), Revenue Recognition. ASC 605 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.  The Company’s revenue recognition policy complies with the requirements of ASC 605. Revenue is recognized at the time the Company ships its products, as this is when title passes to the customer and all other incidences of a sale have occurred. Revenue is deferred and included in liabilities when the Company receives cash in advance for services not yet performed or goods not yet delivered.

The Company applies the percentage of completion method to recognize revenue earned from government contracts that have cost-plus-fixed-fee arrangements.  These arrangements provide the Company with full reimbursement on the actual cost incurred, plus a fixed fee that the Company is entitled to.  These arrangements are covered by ASC 605. In addition, cost-reimbursable contracts are also specifically covered by Accounting Research Bulletin No. 43 (“ARB”), Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (“ARB 43”). Substantially all of our cost-reimbursable and time and material contracts are with the U.S. Government, primarily with the Department of Defense.  Revenues recognized under cost-plus-fixed fee are consistent with percentage of completion method and are consistent with ARB 43.

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

Trade Accounts Receivables. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory.  As of December 31, 2010, one customer represented 64%, or $1,100, of the total outstanding trade accounts receivable.  As of December 31, 2009, one customer represented 21%, or $250, of the total outstanding trade accounts receivable.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

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

Goodwill.  Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired.  Goodwill is not amortized, but is required to be assessed for impairment at least annually.

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  The Company recognized $966 and $1,381 during the years ended December 31, 2010, and 2009, respectively, for impairment of long-lived assets.

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

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		December 31,
	Level	2010	2009
Warrant Liabilities	2	$12,819	$3,975
Conversion Feature Liabilities	2	$-	$444

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

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

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $0.5 and $38, for the years ended December 31, 2010 and 2009, respectively.

Legal Costs. Legal costs are expensed as incurred.

Debt Discount Amortization. Debt discounts for notes payable are amortized to interest expense, using a method that approximates the interest method over the term of the related debt instruments.

Stock-Based Compensation.  The Company accounts for share-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Share-based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 12.

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Under the provision of FASB ASC Topic 740, Income Taxes, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company may recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the year ended December 31, 2010.

Translation of Foreign Currency. The Company applies FASB ASC Topic 830, Foreign Currency, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at year end. The financial statements of LMT Korea have been translated based upon Korean Won as the functional currency.  LMT Korea’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the periods reported. The resulting translation adjustment was included in other comprehensive income (loss).

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

Subsequent Events.  In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events.  In accordance with this standard, the Company evaluated subsequent events through March 15, 2011, the date the company filed this Annual Report on Form 10-K with the SEC.

Certain items from prior year have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements.

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (GAAP) – authoritative and nonauthoritative – and making the ASC the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission.  This guidance, which was incorporated into ASC Topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends ASC Topic 605, "Revenue Recognition."  ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends the Accounting Standards Codification (ASC) Topic 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amended the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also will require more detailed disclosure about the activity within Level 3 fair value measurements.  The Company adopted the guidance in ASU No. 2010-06 on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010.   This guidance requires new disclosures only.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for fiscal quarter beginning after 15 December 2010. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues  Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4. Trade accounts receivable

Trade accounts receivables from continuing operations were comprised of the following:
	December 31,
	2010	2009
Trade accounts receivable	$1,732	$2,494
Less: Allowance for doubtful accounts	(1)	(1,314)
Trade accounts receivable, net	$1,731	$1,180

As of December 31, 2009, $1,256 is included in the allowance for doubtful accounts for reserves on accounts receivable from Liquidmetal Korea Co., Ltd. (“LMK”).  There were no such reserves as of December 31, 2010.

5. Inventories

Inventories were comprised of the following:
	December 31,
	2010	2009

Raw materials	$267	$216
Finished goods	749	206
Total inventories	$1,016	$422

The Company analyzes inventory held for any excess or obsolescence issues.  Any amounts considered excess or obsolete are written off.  Further, as significant amount of sales of Liquidmetal bulk alloy parts are used primarily in consumer electronics components, our inventory is subject to fluctuations in demand for those consumer electronics goods. Accordingly, the Company reduces the carrying value of raw materials held by its subsidiaries, by the amounts considered to be excess or obsolete.  During the years ended December 31, 2010 and 2009, total write downs of excess or obsolete inventory included in “Cost of sales” in the accompanying Statement of Operations and Comprehensive Loss was $465 and $836, respectively, primarily from discontinued Liquidmetal bulk alloy parts used in our customer’s certain cell phone models.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

	December 31,
	2010	2009

Machinery and equipment	$2,164	$1,942
Computer equipment	787	776
Office equipment, furnishings, and improvements	298	297
Buildings	-	-
Total	3,249	3,015
Accumulated depreciation	(2,453)	(2,278)
Total property, plant and equipment, net	$796	$737

Depreciation expense is classified as follows:

	Years ended December 31,
	2010	2009

Cost of sales	$950	$869
Selling, general and administrative	51	46
Research and development	4	3
Total depreciation expense	$1,005	$918

7. Other Intangible Assets

Intangible assets consist of the following:

	December 31,
	2010	2009

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,657
Trademarks	91	91
Total	2,343	2,314
Accumulated amortization	$(1,222)	$(1,082)
Total intangible assets, net	$1,121	$1,232

Amortization expense was $140 and $137 for the years ended December 31, 2010 and 2009, respectively.  The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2011	137
2012	126
2013	115
2014	97
2015	92

Accumulated amortization for the years ended December 31, 2010 and 2009 is as follows:

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

	December 31,
	2010	2009

Purchased and licensed patent rights	$(392)	$(359)
Internally developed patents	(758)	(660)
Trademarks	(72)	(63)
Total	$(1,222)	$(1,082)

The weighted average amortization periods for each of the years ended December 31, 2010 and 2009 is as follows

	December 31,
	2010	2009

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

8. Other Liabilities

The other liabilities balance primarily consists of aged payables and other disputed liabilities to vendors, individuals, and other third parties that may either be settled or paid off in the future.

9. Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period. As of December 31, 2010 and 2009, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  As of December 31, 2010, the Company used 1% of coatings applications sales as an estimate of warranties to be claimed.  During the years ended December 31, 2010 and 2009, the Company’s product warranty accrual balance had the following activity:

Balance, December 31, 2008	$314
Accrual reduction	-
Warranty charges	(30)
Balance, December 31, 2009	$284
Accrual reduction	(4)
Warranty charges	-
Balance, December 31, 2010	$280

The product warranty accrual balance was included in accounts payable and accrued expenses at December 31, 2010 and December 31, 2009.

10. Notes Payable

Unsecured Subordinated Note

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

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

Interest expense for the August 2007 Subordinated Notes were $55 and $40 for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, the Company’s gross outstanding loan balance of the August 2007 Subordinated Notes totaled $0 and $259, respectively, and was included in current portion of long-term debt.

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

As of December 31, 2010 and 2009, there were no outstanding loan balance, un-amortized debt issuance cost and discounts for conversion features, warrants and cash.  Interest expense for the amortization of debt issuance cost and discount on note was $0 and $1,816 for the years ended December 31, 2010 and 2009, respectively.

Pursuant to FASB ASC Topic 815 - Derivatives and Hedging, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.  The change in the fair value of the conversion feature liability resulted in losses of $0 and $1,137 for years ended December 31, 2010 and 2009, respectively.

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

The January 2011 Notes were due January 3, 2011 and bear annual interest rate of 8% with interest payable in October and April in cash or, at the Company’s option, in the form of additional notes (in which case the interest rate will be 10%).   On November 1, 2009 and May 1, 2010, the Company issued $378 and $391, respectively, of additional January 2011 Notes for accrued interest due under the notes in lieu of cash payments.  On August 5, 2010, the Company repaid in full all principal and interest on the January 2011 Notes in the amount of $8,242, and all security interest in the company assets securing such obligations under the January 2011 Notes were released and terminated.

The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and January 2011 Notes are convertible into the Company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively.  During year ended December 31, 2010 21,386 and 990,517 of the Company’s Series A-1 Preferred Stocks and Series A-2 Preferred Stocks, respectively, were converted into 1,069,300 and 22,511,750 of the Company’s common stocks, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

The Company issued warrants to purchase 3,125,007 shares and 42,329,407 shares of the Company’s common stock at an exercise price of $0.60 and $0.50 per share, respectively, to the buyers of the January 2011 Notes and preferred stocks.  During the year ended December 31, 2010, 4,849,775 of warrants were exercised into the Company’s common stocks.  Unexercised warrants will expire on January 3, 2012.  The conversion prices and the number of common stock issuable under the preferred stocks, January 2011 Notes and warrants are subject to adjustments for anti-dilution purposes.

The preferred stocks accrue cumulative dividends at an annual rate of 8%, which are payable semi-annually.  In conjunction with the Series A-1 Preferred Stock conversion during the year ended December 31, 2010, the Company granted in-kind dividends to the preferred stocks holders, which were simultaneously converted into 2,508,170 of common stocks. As of December 31, 2010, the Company has accrued dividends of $1,063 included in accounts payable and other accrued expenses.  The dividends are payable in cash or in kind by the issuance of the Company of additional preferred stock, when and as declared by the Company’s Board of Directors.

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

Pursuant to FASB ASC Topic 815 – Derivatives and Hedging, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”),  EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF 05-2, The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, the original fair value of the embedded conversion feature of $3,367 has been recorded as conversion feature.  The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.68 years; (2) volatility of 176%; (3) risk free interest of 0.92% and dividend rate of 0%. In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.

The change in the fair value of the conversion feature liability resulted in gains of $444 and $1,827 for the years ended December 31, 2010 and 2009, respectively.  The fair value of conversion feature outstanding at December 31, 2010 and 2009 was $0 and $444, respectively.  The fair value of conversion feature outstanding at December 31, 2009 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.01 years; (2) volatility of 152%, (3) risk free interest of 0.5% and dividend rate of 0%.

Pursuant to EITF 00-19, the original fair values of the warrants of $14,773 have been recorded as warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 2.67 years; (2) volatility of 176%; (3) risk free interest of 1.39% and (4) dividend rate of 0%.

The original fair value of the embedded conversion feature of $3,367 was recorded as discounts on the convertible notes and the original fair value of the warrants issued to buyers of the January 2011 Notes of $999 was recorded as discounts of the convertible notes. The original fair value of warrants issued to buyers of preferred stocks of $13,774 was recorded as reduction of additional paid-in capital. In addition, the Company incurred $440 of direct costs relating to the Transaction, of which $143 was recorded as debt issuance cost in other assets relating to issuance of the convertible notes and $297 was recorded as reduction of additional paid-in capital relating to the issuance of the preferred stocks.

The Company’s gross outstanding loan balance of the January 2011 Notes totaled $0 and $7,878 as of December 31, 2010 and  2009, respectively.  As of December 31, 2010 and 2009, un-amortized discounts for conversion feature and warrants totaled $0 and $3,227, respectively, and other asset debt issuance costs totaled $0 and $104, respectively.  Interest expense for the amortization of debt issuance cost and discount on note was $2,994 and $1,219 for the years ended December 31, 2010 and 2009, respectively.  The effective interest rate of the January 2011 Notes was 67% as of December 31, 2010.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

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

For the year ended December 31, 2010, the Company borrowed $3 and repaid $287 under the Agreement.  The total outstanding advance made under the agreement is $0 and $284 as of December 31, 2010 and 2009, respectively, which is presented as short-term debt.

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners (“C3”) and a $5,000 senior credit facility with Bank Midwest, N.A.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $222 and $164 for the years ended December 31, 2010 and 2009, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

Additionally, LMC entered into Promissory Notes, dated August 29, 2007 and October 21, 2008 (the “Capital Loan”), with Midwest to provide for $45 and $105 to be used towards the purchase of a company truck and HVOF spray equipment with annual interest rates of 9%,.  The Capital Loan had maturity dates of September 1, 2012 and November 1, 2013.

On June 25, 2010 LMC entered into a Credit Agreement with Enterprise Bank & Trust and retired all of its loan agreements with Midwest (see “Enterprise Debt” below).

As of December 31, 2010 and 2009, the gross outstanding loan balance under the Midwest term loan totaled $0 and $1,430, respectively, and the gross outstanding loan balance under the Midwest revolving loan totaled $0 and $307, respectively. The loans were presented as long-term debt and short-term debt on the Company’s consolidated balance sheet, respectively.  Interest expense incurred under the term loan and revolving loan totaled $47 and $19, respectively, for the year ended December 31, 2010.  Interest expense incurred under the term loan and revolving loan totaled $184 and $42, respectively, for the year ended December 31, 2009.

As of December 31, 2010 and 2009, the gross outstanding loan balance under the Capital Loan totaled $0 and $102, respectively, which was presented as long-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Capital Loan totaled $4 and $10 for the years ended December 31, 2010 and 2009, respectively.

Enterprise Debt

On June 25, 2010, LMC entered into a Credit Agreement (“Credit Agreement”) with Enterprise Bank & Trust (“Enterprise”).  The Credit Agreement provides for a total loan availability of $3,700, consisting of $1,500 term loan (“Term Note”), a revolving loan of up to $2,000 (“Revolving Note”), and equipment loans (“Equipment Note”) of up to $200.  The Term Note of $1,500 has a maturity date of June 25, 2013 and bears an interest rate of 7% per annum.  LMC is required to make monthly payments of principal and interest under the Term Note, with monthly payments of (i) $50 during months 1 through 12, (ii) $42 during months 13 through 24 and (iii) $33 during months 25 through 36.  All remaining principal and interest shall be due and payable upon the maturity date.

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

The Credit Agreement is secured by a blanket security interest in all of the LMC’s assets.  Pursuant to a subordination agreement between C3 and Enterprise, Enterprise’s security interest in the assets is senior to the C3 Entities’ security interest in the same assets.

As of December 31, 2010 and 2009, the gross outstanding loan balance under the Enterprise Term Note totaled $1,000 and $0, respectively, and the gross outstanding loan balance under the Enterprise Revolving Note totaled $480 and $0, respectively. The Term Note and the Revolving Note are presented as long-term debt and short-term debt, respectively, on the Company’s consolidated balance sheet.   Interest expense incurred under the term loan and revolving loan totaled $51 and $16, respectively, for the year ended December 31, 2010.

Enterprise Term Note Repayment Schedule
December 31,	Minimum Payments

2011	$558
2012	442
Total	$1,000

C3 Debt

In the Transaction, LMC also entered into a Securities Purchase Agreement, dated July 24, 2007 (the “Securities Purchase Agreement”), with C3 entities, and Liquidmetal Coatings Solutions, LLC, a wholly owned subsidiary of LMC that will operate the thermal spray coatings business (“LMCS”).  Pursuant to the Securities Purchase Agreement, LMC issued to the C3 entities subordinated promissory notes in the aggregate principal amount of $6,500 (the “Subordinated Notes”). Under the Securities Purchase Agreement, the C3 entities have the right, beginning on the July 24, 2012 (or, if earlier, upon a default by LMC under the Subordinated Notes or Securities Purchase Agreement) to require LMC to purchase the C3 entities’ membership interests in LMC for a purchase price equal to their pro rata portion of the greater of (i) the appraised fair market value of LMC or (ii) six times LMC’s trailing 12-month earnings before interest, taxes, depreciation, and amortization, less funded debt.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

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

The gross outstanding loan balance including accrued interest payable upon maturity of the Subordinated Note totaled $8,716 and $7,613 as of December 31, 2010 and 2009, respectively.  Interest expense incurred under the Subordinated Notes totaled $964 and $810 for the years ended December 31, 2010 and 2009, respectively.

C3 Notes Repayment Schedule
December 31,	Minimum Payments

2011	--
2012	6,962
Total	$6,962

11. Stockholders’ Equity (Deficiency)

Preferred Stock On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement (the “Securities Purchase Agreement), the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares Series A-2 Preferred Stock with an original issue price of $5.00 as part of a financing transaction.  The Series A-1 Preferred Stock and Series A-2 Preferred Stock are convertible into the Company’s common stock at conversion price of $0.10 and $0.22 per common share, respectively.  In connection with the A-1 and A-1 Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise of $0.50 per share. (See Note 10).

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share which are convertible into the Company’s common stock at a conversion price of $.01 per common share.  In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share and an expiration date of January 3, 2012. (See Note 10)

Warrants

As of December 31, 2010, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

25,000	1.75	May 17, 2011
803,014	0.97	May 17, 2011
1,696,469	1.05	May 17, 2011
1,324,689	0.59	January 3, 2012
4,758,963	0.49	January 3, 2012
259,073	0.48	January 3, 2012
208,334	0.48	December 28, 2012
38,156,917	0.49	July 31, 2015
47,232,459

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a loss of $10,394 and a gain of $9,835 for the years ended December 31, 2010 and 2009, respectively.  The fair value of warrants outstanding at December 31, 2010 of $12,819 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.38 to 4.58 years; (2) volatility of 154%, (3) risk free interest of 0.19% to 2.01%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2009 of $692 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.21 to 3.99 years; (2) volatility of 113%, (3) risk free interest of 0.11% to 1.55%, and dividend rate of 0%.

12. Stock Compensation Plan

Under the Company’s 1996 Stock Option Plan (“1996 Company Plan”) the Company could grant to employees, directors or consultants options to purchase up to 12,903,226 shares of common stock. The stock options are exercisable over a period determined by the Board of Directors or the Compensation Committee, but no longer than 10 years.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan.  As of December 31, 2010, there were 6,388,993 options outstanding under the 2002 Equity Plan.

Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, our board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the Plan. No additional options may be granted under the 1996 Company Plan. As of December 31, 2010, there were 10,970 options outstanding under the 1996 Company Plan.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There were 90,000 options outstanding under the 2002 Director Plan as of December 31, 2010.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recorded $142 and $176 for the years ended December 31, 2010 and 2009, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on historical volatility expected over the expected life of the options.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  Actual forfeitures were used for years ended December 31, 2010 and 2009.  The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

	December 31,
	2010	2009

Expected volatility	105%	119% - 184%
Expected dividends	-	-
Expected term (in years)	6	6
Risk-free rate	3.1%	2.07% - 3.14%

The following table summarizes the Company’s stock option transactions for the three years ended December 31, 2010:

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2008	7,975,782	3.81
Granted	1,129,513	0.21
Exercised	-	-
Forfeited	(3,938,910)	4.87
Options outstanding at December 31, 2009	5,166,385	2.26
Granted	3,080,000	0.12
Exercised	-	-
Forfeited	(60,000)	0.17
Expired	(1,696,422)	4.54
Options outstanding at December 31, 2010	6,489,963	$0.67	8.0	$1,203
Options exercisable at December 31, 2010	2,810,763	$1.27	6.5	$93
Options vested or expected to vest at December 31, 2010	4,493,885	$0.89	7.4	$553

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Numbers of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.00 - $ 5.00	6,432,541	8.03	$0.55	2,745,341	$1.00
5.01 - 10.00	10,000	2.01	9.81	10,000	9.81
10.01 - 15.00	47,422	1.32	14.93	47,422	1.32
Total	6,489,963			2,802,763

13.  Preferred Units of Subsidiary

On February 22, 2008, LMC completed a transaction under which it issued and sold $2,500 in preferred membership units to two minority members of LMC (the “Preferred Units Transaction”).  Immediately following the sale of the preferred membership units, the subscription proceeds (after a 1% transaction fee) were distributed to LMC’s common unit members, and as a result of such distribution, the Company received approximately $1,714 in the distribution.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance through cash payment or distribution in excess of the 14% priority return.  LMC is required to redeem the preferred units on or before the second anniversary of the issue date and failure to redeem the preferred units at the specified time will result in the preferred unit holders receiving an additional 2% of common membership units per quarter until the preferred units are redeemed in full.  An additional 2,767 common membership units were issued during the year ended December 31,  2010 as a result of LMC’s non-redemption.

On December 15, 2010, the Company and two other members of LMC contributed additional $1,444 into LMC in exchange for additional common unit membership.  The proceeds of the contribution were used to make a distribution to the two holders of the preferred membership units in the aggregate amount of $813, which represented the accrued but unpaid priority return of the preferred units and to redeem an aggregate 381 preferred units owned by the two holders at an aggregate redemption price of $1,194.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

As of December 31, 2010, LMC has redeemed $592 of its preferred units and distributed $1,016 in priority return to the preferred unit holders.  The total preferred units outstanding are $1,785 and $2,264 as of December 31, 2010 and 2009, respectively.

14.  Discontinued Operations and Long-Lived Assets to be Disposed Of Other Than by Sale

In 2003, the Company set up a manufacturing plant in South Korea, Liquidmetal Technologies Korea (“LMTK”), to handle its bulk Liquidmetal alloys business which includes manufacturing and selling components made out of bulk alloys.  During 2010 and 2009, LMTK experienced net losses as a result of continuing economic downturn.  These losses and uncertainty surrounding its future cash flows, led the Company to evaluate its investment for recoverability. As a result, in November 2010, the Company decided to discontinue LMTK’s operations.

As of December 31, 2010, the Company has outstanding liens on LMTK assets by various creditors, and there is $2,175 of past-due trade payables.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If the Company cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.  The Company is currently in the process of selling its manufacturing plant in Pyongtaek, Korea through an auction sale whereby the proceeds from the sale will be used to satisfy the liabilities from the aforementioned creditors.

Summarized operating results of LMTK’s discontinued operations are as follows:
	December 31,
	2010	2009
Revenue	$96	$3,947
Income (loss) from discontinued operations	(2,928)	(2,225)

The Company reclassified certain of LMTK assets into long-lived assets to be disposed of other than by sale are as follows:
	December 31,
	2010	2009

Restricted cash	$46	$45
Prepaid expenses and other current assets	$375	$355
Property, plant and equipment, net	3,288	4,931
Other assets	49	48
Total	3,758	5,379

15. Income Taxes

Significant components of deferred tax assets are as follows:
	Years Ended December 31,
	2010	2009

Loss carry forwards	$46,089	$40,675
Other	5,779	2,893
Total deferred tax asset	51,868	43,568
Valuation allowance	(51,868)	(43,568)
Total deferred tax asset, net	$--	$--

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:
	Years Ended December 31,
	2010	2009

Expected federal tax benefit	(34)%	(34)%

State tax expense, net of expected federal tax benefit	(6)%	(56)%
Foreign loss not subject to U.S. federal income tax	0%	(301)%
Net operating loss utilized or expired	(27)%	(915)%
Other	0%	0%
Increase (decrease) in valuation allowance	67%	1,305%

Total tax provision	0%	0%

As of December 31, 2010, the Company had approximately $115 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2010 through 2031. In addition, the Company has California state NOL carryforwards of approximately $86 expiring in 2010 through 2021. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2010, Liquidmetal Technologies, Inc. had approximately $107 in federal NOL carryforwards, expiring in 2010 through 2030 and Liquidmetal Golf, Inc. had approximately $38 in federal NOL carryforwards, expiring in 2013 through 2028.

As of December 31, 2010, the Company had approximately $242 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2030.  In addition, the Company has California R&D credit carryforwards of approximately $280, which do not expire under current California law.

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

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the year ended December 31, 2010.

Tax years 2006 through 2010 and 1999 through 2010 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently undergoing an income tax examination for its fiscal year ended December 31, 2008.

16. Segment Reporting and Geographic Information

FASB ASC Topic 280, Segment Reporting, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloys.  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

Bulk Liquidmetal alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the bulk Liquidmetal alloy segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   In 2010, the Company discontinued a portion of its bulk alloy manufacturing facility located in Korea.  Revenue and expenses associated with research and development services are included in the bulk Liquidmetal alloy segment.  The accounting policies of the reportable segments are the same as those described in Note 3 above.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Year ended December 31, 2010:
Revenue to external customers	$9,794	$23,498	$33,292
Gross profit	3,544	21,541	25,085
Total segment (loss) income	(412)	18,316	17,904
Total identifiable assets at end of period	3,893	3,963	7,856

Year ended December 31, 2009:
Revenue to external customers	$8,656	$8,289	$16,945
Gross profit	3,129	4,719	7,848
Total segment loss	(304)	(1,737)	(2,041)
Total identifiable assets at end of period	2,485	6,134	8,619

Reconciling information for the statements of operations between reportable segments and the Company’s consolidated totals is shown in the following table:
	Years ended December 31,
	2010	2009
Total segment income (loss) before interest expense and discontinued operations	$17,904	$184
General and administrative expenses, excluded	(3,471)	(3,247)
Loss before interest, other income, income taxes, and discontinued operations	14,433	(3,063)
Loss from extinguishment of debt	-	(1,471)
Change in value of warrants, gain	(10,394)	9,835
Change in value of conversion feature, gain	444	1,827
Interest expense	(4,033)	(4,553)
Interest income	6	-
Income taxes	-	(168)
Loss attributable to noncontrolling interest	576	69
Loss from discontinued operations, net	(2,928)	(2,225)
Consolidated net (loss) income	$(1,896)	$251

Included in bulk alloy segment income for the year ended December 31, 2010 is $84 of other income recognized from accounts payables write-off.  During the year ended December 31, 2010, there was one customer that accounted for more than 10% of revenues from continuing operations.  There was no customer that accounted for more than 10% of our revenues from continuing operations during 2009.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

Reconciling information for the balance sheets between reportable segments and the Company’s consolidated totals is shown in the following table:

	December 31,
	2010	2009
Total segment assets	$7,856	$8,619
Cash and cash equivalents	5,070	64
Prepaid expenses and other current assets	787	62
Other property, plant and equipment, net	37	62
Intangibles, net	1,105	1,214
Other assets	190	419
Total consolidated assets	$15,045	$10,440

Assets excluded from segments include assets attributable to the Company’s corporate headquarters. The largest asset represents the Company's intangible assets, consisting primarily of the Company's patents and trademarks.

Revenues from sales to companies in the United States were $28,339 and $8,579 during the years ended December 31, 2010 and 2009, respectively.  The revenue related to the United States of America was earned under defense-related research and development contracts, sales of coatings products, sales of Liquidmetal bulk alloy products and royalty revenues.

During the years ended December 31, 2010 and 2009, the Company had revenue on sales to companies outside of the United States of $2,008 and $6,141, respectively, of which $50 and $4,573 represented sales to companies located in South Korea, respectively.

Long-lived assets include net property, plant, and equipment and net intangible assets. The Company had long-lived assets of $1,917 and $1,968 located in the United States at December 31, 2010 and 2009, respectively. The Company had long-lived assets of $3,288 and $4,931 located in South Korea at December 31, 2010 and 2009, respectively.

17. Income (Loss) Per Common Share

Basic EPS is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 6,489,963 shares of common stock at prices ranging from $0.23 to $15.00 per share were outstanding at December 31, 2010, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

Warrants to purchase 47,232,459 shares of common stock between $0.48 and $1.75 per share outstanding at December 31, 2010 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

78,735,585 shares of common stock issuable upon conversion of the Company’s preferred stocks with conversion prices between $0.10 and $0.22 per share outstanding at December 31, 2010 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

There is no reconciliation of the number of common shares used in calculation of basic and diluted EPS for the year ended December 31, 2010 as the calculation would have been antidilutive. A reconciliation of the number of common shares used in calculation of basic and diluted HPS for the year ended December 31, 2009 is presented below:

For the Year Ended
December 31, 2009

Weighted average basic shares	46,083,970
Effect of dilutive securities:
Stock options	4,385,256
Warrants	59,928,242
Conversion of preferred stocks	13,130,137
Conversion of notes payable	90,901,432
Weighted average diluted shares	214,429,037

18. Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

In June 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  In December 2006, the Company exercised its right to own 19.9% of LSI and in 2007, the Company contributed an additional $303 into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  During the fourth quarter of the year ended December 31, 2009, the Company wrote-off its investment of $306 in the joint venture due to lower than anticipated growth in the eyewear industry.  The Company has never recognized any revenue from the joint venture.  On August 6, 2010, SAGA filed a litigation case against the Company claiming damages of $3,200 for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.  The Company is in the process of responding to the claim and working with SAGA to either seek a settlement or pursue arbitration.  As of December 31, 2010, $300 was accrued in accounts payable and accrued expenses for potential settlement and legal fees related to the complaint.

The Company has outstanding liens on assets located in its South Korean subsidiary by various creditors, and there is $2,175 of past-due trade payables as of December 31, 2010.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If the Company cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.

Operating Leases

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Minimum Payments

2011	356
2012	118
Total	$474

Rent expense was $386 and $364 for the years ended December 31, 2010 and 2009, respectively.

19. 401(k) Savings Plan

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

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

20. Related Party Transactions

During 2009, John Kang, the Company’s former Chairman, advanced the Company $250 to fund working capital needs.  On August 5, 2010, the Company paid off Mr. Kang $63, which represents the amount outstanding as well as 10% accrued interest as of that date.

On August 1, 2010, the Company entered into an agreement with Mr. Kang to provide consulting services to the Company through December 31, 2011 and on a month-to-month basis thereafter.  During the year ended December 31, 2010, the Company paid $102 for his services.

On October 14, 2010, the Company signed an agreement with Innovative Materials Group, Inc. (“IMG”), a Chinese Corporation which is majority owned by Mr. Kang.  Under the agreement, the Company received a deposit of $520 from IMG to purchase on behalf of IMG, machinery and equipment located in China and in turn, transfer the machinery and equipment over to IMG.  This agreement has not yet been completed as of December 31, 2010, and the deposit amount is presented as other assets and other liabilities, current portion, on the Company’s consolidated balance sheet.

In March 2011, the Company paid $100 in advance legal fees to defend Mr. Kang, as the Representative Director of our Korean Subsidiary, against allegations relating to our Korean subsidiary’s involvement in customs reporting violations in South Korea.

During each of the year ended December 31, 2010 and 2009, Ricardo Salas, the Company’s Director and Executive Vice President, advanced the Company $210 and $175, respectively, to meet working capital needs, which were included in short-term debt.  On August 5, 2010, the Company paid off Mr. Salas $408 which represented the amount outstanding as well as 10% accrued interest as of that date. As of December 31, 2010 and 2009, Mr. Salas held $0 and $259 million, respectively, of the Company’s unsecured subordinated notes.

In October 2009, Mr. Kang, Mr. Salas, and Tony Chung, our Company’s Chief Financial Officer, acquired 80,000 shares of the Company’s Series A-1 Preferred Stock and 2,000,000 warrants for an aggregate cash price of $0.4 million.  The Series A-1 Preferred Stock are convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Further, the warrants are issuable into the Company’s common stock at an exercise price of $0.50 per share and expire on January 3, 2012.

In May 2009, the Company completed a transaction in which (i) the holders of our 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated “Series A-2 Preferred Stock”, together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (see Note 10).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which were organized by Abdi Mahamedi.  Mr. Mahamedi became a director and greater-than-5% beneficial owner of the company by reason of the May 2009 transaction.  In October 2010, Mr. Salas became a managing partner for the Carlyle Entities and became a greater-than-5% beneficial owner of our company by reason of the May 2009 transaction.  Mr. Mahamedi and Mr. Salas have shared voting and investment control over the shares held by the Carlyle Entities due to the fact that other entities owned by them are the managing members of these two Carlyle entities.  Additionally, Robert Biehl, a director of the Company, is a passive investor in the Carlyle Entities.

During the year ended December 31, 2010, Mr. Mahamedi and Carlyle Liquid Holdings, LLC advanced the Company $30 and $75, respectively, to fund our working capital needs.  On August 5, 2010, we paid off $31 and $78 to Mr. Mahamedi and Carlyle Liquid Holdings, LLC, respectively, representing the amounts outstanding and 10% accrued interest of that date.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation headed by Jack Chitayat, former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The Company recognized revenues from product sales and licensing fees of $0 and $203 from LLPG during the years ended December 31, 2010 and 2009, respectively.  There are no outstanding trade receivables due from LLPG as of December 31, 2010 and 2009.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

On August 6, 2010, the Company paid $360 to LLPG as a fee related to a modification of its existing exclusive license agreement in connection with the Apple licensing agreement.  In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a perpetual non-exclusive license to our technology to produce and market watches and certain other luxury products.  In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, and our license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s right.

On June 1, 2008, the Company entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase various equipments (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) the Company granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  LMK was formed by an investor group that includes the former director and officer of the Company, James Kang, who is also the brother of John Kang, former Chairman of the company.

In consideration of the license agreement with LMK, the Company was entitled to royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty would have been negotiated in good faith).  Effective June 1, 2009, the royalty rate was adjusted to 5%.  On June 15, 2010, the license agreement with LMK was terminated.

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. The Company incurred expenses for purchase of production supplies and outsourcing fees of $0 and $1,252 during the years ended December 31, 2010 and 2009, respectively.  There are no trade payables due to LMK outstanding for both December 31, 2010 and 2009.  The Company recognized revenue from sales of raw materials and royalties for a total of $0 and $4,540 during the years ended December 31, 2010 and 2009 respectively.  There are no trade receivables due from LMK outstanding at both December 31, 2010 and 2009.

Schedule II – Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Write-offs and Payments	Balance at End of Period

Allowance for doubful accounts

Year ended December 31, 2010	$1,314	$-	$(1,313)	$1
Year ended December 31, 2009	121	1,193	-	1,314
Year ended December 31, 2008	89	32	-	121

Product warranty accrual
Year ended December 31, 2010	$284	$(4)	$-	$280
Year ended December 31, 2009	314	-	(30)	284
Year ended December 31, 2008	631	26	(343)	314

Deferred tax asset valuation allowance *
Year ended December 31, 2010	$43,568	$8,300	$-	$51,868
Year ended December 31, 2009	44,476	-	$(908)	43,568
Year ended December 31, 2008	38,804	5,672	-	44,476

*     The deferred tax asset valuation allowance represents a 100% reserve against the deferred tax asset accounts at December 31, 2010, 2009 and 2008, respectively.