Form 10-K/A
period 2010-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2011-04-05
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________
Commission File No. 000-31332
____________________

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2010, to restate our financial statements to properly account for the reclassification of revenue and certain expenses related to our discontinued operations in South Korea. Additionally, reclassifications to prior year’s financial statements have been made for consistent presentation of our revenue, selling, general and administrative expenses, impairment of long-lived assets and interest expense. We have included related and revised disclosures in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A “Controls and Procedures.”

We are also including the information required by Part III of Form 10-K, that we previously intended to incorporate by reference to our definitive proxy statement. We have also included a legal settlement and its related adjustments as indicated in our subsequent event disclosure. A description of the legal settlement and the related adjustments has been included in Part I, Item 3 “Legal Proceedings” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have included a currently-dated consent from our independent registered public accounting firm, Choi, Kim, Park, LLP, which is required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.

Pursuant to Rule 12b-15, we have also provided currently-dated certifications from our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Other than the changes referred to above, all other information included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 remains unchanged. Except as specifically described above, this Amendment No. 1 does not reflect events occurring after the filing of such Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

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

Liquidity

We have experienced significant cumulative operating losses since our inception. Our net loss for the fiscal year ended December 31, 2010 was $4.7 million and our net income for the year ended December 31, 2009 was $0.3 million.

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

We have experienced significant cumulative operating losses since our inception. Our net loss for the fiscal year ended December 31, 2010 was $4.7 million while our net income for the fiscal year ended December 31, 2009 was $0.3 million. We had an accumulated deficit of approximately $168.7 million at December 31, 2010. Of this accumulated deficit, $44.5 million was attributable to losses generated by our discontinued parts manufacturing and retail golf operations. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

Item 3. Legal Proceedings

On August 6, 2010, SAGA, SpA in Padova, Italy, (“SAGA”) filed a litigation case against us in California State Superior Court in Orange County, California claiming damages of $3.2 million for payment on a loan and for breach of contract in connection with the formation of Liquidmetal Saga Italy, Srl. (“LSI”), a joint venture between us and SAGA. On March 19, 2011, we entered into a preliminary binding Settlement Agreement pursuant to which (i) we agreed to terminate the joint venture, (ii) we agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we agreed to pay SAGA $2.8 million in the form of restricted shares of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated. As part of the restatement, we increased our accrual for the settlement and potential legal fees to $3.1 million as of December 31, 2010. The adjustments resulted in an increase to accounts payable and accrued liabilities of $2.8 million and an increase to other expenses of $2.8 million.

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

On March 19, 2011, we entered into a preliminary binding Settlement Agreement pursuant to which (i) we agreed to terminate the joint venture, (ii) we agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we agreed to pay SAGA $2.8 million in the form of restricted shares of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated. As part of the restatement, we increased our accrual for the settlement and potential legal fees to $3.1 million as of December 31, 2010. The adjustments resulted in an increase to accounts payable and accrued liabilities of $2.8 million and an increase to other expenses of $2.8 million.

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

In November 2010, we discontinued our manufacturing operations in South Korea due to recurring losses as a result of continuing economic downturn. We have restated our previously issued financial statements for the fiscal year ended December 31, 2010 due to error to our income statement reclassification related to the discontinued operations. The correction of the error resulted in a decrease to revenue by $3.0 million, a decrease in cost of sales by $1.7 million, an increase in selling, general and administrative expenses of $36,000, a decrease in impairment of long-lived assets expenses by $1.0 million, and a decrease in interest expense by $0.4 million for the year ended December 31, 2010. As part of the restatement, reclassifications to prior period consolidated financial statements have been made for consistent presentation of our revenue, selling, general and administrative expenses, impairment of long-lived assets and interest expense.

Results of Operations

Comparison of the years ended December 31, 2010 and 2009

Revenue. Revenue increased $19.5 million to $30.3 million for the year ended December 31, 2010 from $10.8 million for the year ended December 31, 2009. The increase is primarily due to the license fee with Apple.

Cost of Sales. Cost of sales decreased to $6.5 million, or 22% of revenue, for the year ended December 31, 2010 from $5.9 million, or 55% of revenue, for the year ended December 31, 2009. The decreases were a result of a continued change in revenue mix during the year ended December 31, 2010. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product. However, the cost of sales for the products sold by the coatings business segment is generally consistent because the Liquidmetal coatings products are produced by third parties and sold wholesale to various industries.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $7.2 million, or 24% of revenue, for the year ended December 31, 2010 from $5.6 million, or 52% of revenue, for the year ended December 31, 2009. The increase was primarily a result of an increase in legal services expense of $0.5 million, an increase in board of director fees of $0.4 million, and an increase in other expense of $0.8 million offset by a decrease in liability insurance expense of $0.1 million.

Research and Development Expenses. Research and development expenses increased to $1.3 million, or 4% of revenue, for the year ended December 31, 2010 from $1.2 million, or 11% of revenue, for the twelve months ended December 31, 2009. The increase was primarily a result of an increase in outsourcing expenses of $0.1 million. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Loss from Extinguishments of Debts. Loss from extinguishments of debt was $1.5 million, or 14% of revenue, for the year ended December 31, 2009 due to the extinguishment of certain of our convertible and subordinated. There no extinguishments of debts for the year ended December 31, 2010.

Change in Value of Warrants. Change in value of warrants decreased to a loss of $10.4 million, or 34% of revenue, during the year ended December 31, 2010 from a gain of $9.8 million, or 91% of revenue, during the year ended December 31, 2009. The change in value of warrants consisted of warrants issued from convertible and subordinated notes funded between 2004 and 2009 primarily as a result of fluctuations in our stock price.

Change in Value of Conversion Feature. Change in the value of our conversion feature liability resulted in gain of $0.4 million, or 1% of revenue, during the year ended December 31, 2010 from a gain of $1.8 million, or 17% of revenue, during the year ended December 31, 2009 primarily as a result of fluctuation in our stock prices.

Other Expense. Other expense was $2.8 million for the year ended December 31, 2010 due to a settlement with SAGA, SpA for a litigation case that was filed by SAGA for payment on a loan and breach of contract in connection with the formation of our joint venture, Liquidmetal Saga, Italy, Srl. Other expense was $0.3 million for the year ended December 31, 2009 primarily from a write-down of LSI.

Other Income. Other income was $0.1 million, or less than one percent of revenue, for the year ended December 31, 2010, primarily from write off accounts payables. There was no other income for the twelve months ended December 31, 2009.

Interest Expense. Interest expense was $5.0 million, or 16% of revenue, for the year ended December 31, 2010 and was $5.4 million, or 50% of revenue, for the year ended December 31, 2009. Interest expense consists primarily of debt amortization and interest accrued on outstanding convertible and subordinated notes, borrowings under a factoring, loan, and security agreement, a revolving loan agreement, and the Kookmin loan. The decrease was due to the retirement of our convertible and subordinated notes during 2010.

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

Our cash provided by (used in) operating activities was $10.1 million and ($3.5) million for the years ended December 31, 2010 and 2009, respectively. Our working capital deficit increased from $13.5 million at December 31, 2009 to $17.0 million at December 31, 2010. Our working capital deficit increase of $3.5 million was attributable to an increase in accounts payable and accrued liabilities of $3.7 million, offset by a decrease of other liabilities, current portion of $0.2 million.

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

Our Series A-1 and Series A-2 Preferred Stock accrue cumulative dividends at an annual rate of 8%, which was payable semi-annually. Beginning on the second anniversary of the initial issuance of shares of our Series A-1 and Series A-2 Preferred Stock, the dividend would have increased to 10%. The dividends were payable in cash or in kind by the issuance by the company of additional preferred stock, only when and as declared by our Board of Directors. The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and January 2011 Notes were convertible into the company’s common stock at conversion price of $0.10, $0.22, and $0.60 per common share, respectively. We issued warrants to purchase 3,125,007 shares and 42,329,407 shares of our company’s common stock at an exercise price of $0.60 and $0.50 per share to the buyers of the January 2011 Notes and the buyers of shares of our Series A-1 and Series A-2 Preferred Stock, respectively. The warrants were to expire in January 2012. The conversion prices and the number of shares of common stock issuable under the Series A-1 and Series A-2 Preferred Stock, the January 2011 Notes and the warrants were subject to adjustments for anti-dilution purposes.

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

On June 26, 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer. The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”). We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI. Under the joint venture agreement, we have the option to buy ownership interest in LSI, initially, of 19.9% to up to 50%. In December 2006, we purchased a 19.9% interest LSI and in 2007, we contributed additional $0.3 million into LSI as additional investment. During each of the years ended December 31, 2010, 2009 and 2008, we did not recognized revenues of Liquidmetal alloys sold to SAGA for use in the joint venture. During the fourth quarter of the year ended December 31, 2009, the Company wrote-off its investment of $0.3 million in the joint venture due to slower than anticipated growth in the eyewear industry.

On August 6, 2010, SAGA filed a complaint against us claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI. On March 19, 2011, we entered into a preliminary binding Settlement Agreement pursuant to which (i) we agreed to terminate the joint venture, (ii) we agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we agreed to pay SAGA $2.8 million in the form of restricted shares of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated. As part of the restatement, we increased our accrual for the settlement and potential legal fees to $3.1 million as of December 31, 2010. The adjustments resulted in an increase to accounts payable and accrued liabilities of $2.8 million and an increase to other expenses of $2.8 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2010, it was determined that reclassification of revenues and certain expenses related to discontinued operations of the Company’s manufacturing operations in South Korea were not properly reported in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations in that recently filed Form 10-K.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2010 of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures, as of December 31, 2010, were not effective. This determination was based primarily on the restatement described above.

We are taking actions to remediate the material weakness in our internal control over financial reporting. Because of the material weakness described in this Item 9A, management performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with the provisions of FASB ASC 205-20 with respect to the revenues and expenses allocation for discontinued operations.

We have concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting. The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of the company’s internal control over financial reporting using the Internal Control-Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2010. Management is in the process of identifying any material weaknesses in the company’s internal control over financial reporting as of December 31, 2010.

Changes in Internal Controls. As a result to the misstatement described in this Item 9A during the quarter ended December 31, 2010, management is currently re-evaluating the company’s internal control and have performed additional analyses and reviews procedures (as defined in Rule 13a-15(f) under the Exchange Act).

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of February 28, 2011:

Name	Age	Position

Thomas Steipp	60	President, Chief Executive Officer and Director

Tony Chung	41	Chief Financial Officer

Ricardo Salas	47	Executive Vice-President and Director

Abdi Mahamedi	49	Chairman of the Board

Robert Biehl	67	Director

Mark Hansen	56	Director

Thomas Steipp was elected by our Board of Directors to serve as our President and Chief Executive Officer in August 2010 and was also elected as our Board of Directors in August 2010. Mr. Steipp previously served in various roles at Symmetricom, Inc., a publicly traded provider of products for communications infrastructure and systems. Mr. Steipp served as Symmetricom’s Chief Executive Officer from December 1998 to June 2009, Chief Financial Officer from December 1998 to October 1999, and President and Chief Operating Officer of Telecom Solutions, a division of Symmetricom, from March 1998 to December 1998. Mr. Steipp also served on Symmetricom’s Board of Directors from 1998 to 2009. During his employment with Symmetricom, Mr. Steipp worked to transform the company from a technology holding company into a telecommunications hardware focused company, served as the company’s spokesman in working with investors, implemented a new business model, worked to reduce operating expenses, and led acquisition activities. Mr. Steipp has also served on the Board of Directors of Alpha and Omega Semiconductors Limited, a publicly traded designer, developer and global supplier of a broad range of power semiconductors, since November 2006. Mr. Steipp received his B.S. in electrical engineering from the Air Force Academy and M.S. in industrial administration from Purdue University. The Board of Directors believes that Mr. Steipp’s experience and background make him a qualified and valuable member of our Company’s Board of Directors. In particular, Mr. Steipp’s experience and background in working with publicly traded, technology-based industrial products companies, and leading acquisition activities make him a valuable resource for our Company.

Tony Chung was elected by our Board of Directors to serve as our Chief Financial Officer in December 2008 Most recently, Mr. Chung served as Chief Financial Officer at BETEK Corporation, a real estate and investment subsidiary of SK Engineering and Construction from February 2008 to December 2008 and as Chief Financial Officer of Solarcity, a company providing advanced solar technology and installation services, from March 2007 to January 2008. Mr. Chung primary role was to manage the overall financial operations of both companies. Previously, Mr. Chung was employed by us as our Vice President of Finance from May 2004 to February 2007. Mr. Chung is a Certified Public Accountant and served eight years at KPMG as an Audit and Consulting Manager for several large multinational companies. He received his B.S. degree in Business Administration from University of California Berkeley’s Haas School of Business in 1992. Mr. Chung is also an Attorney at Law and received his J. D. degree from Pacific Coast University School of Law in 2006.

Ricardo Salas began serving as our Executive Vice President on December 2008 and began serving on our Board of Directors starting October 2010. He previously served as our Chief Executive Officer and President from December 30, 2005 through October 2006 and from October 2006 to December 2008, he served as an independent consultant to our Company. Mr. Salas also served as a Board member of the Company from April 1995 to May 2003. From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry. He currently serves as a director of CyberDefender Corporation which provides Internet security technology and remote PC repair services to the consumer and small business market, MED3000 Group, Inc., a national provider of healthcare management and technology services, and VillageEDOCS, a technology company providing software-as-a-service to financial services, healthcare and various other industries. Mr. Salas received a B.A. degree in Economics from Harvard College in 1986. The Board of Directors believes that Mr. Salas’s experience and background make him a qualified and valuable member of our Company’s Board of Directors. In particular, his long term experience working as an Officer of the Company, and his knowledge with technology companies and operations makes him a valuable resource for our Company.

Abdi Mahamedi has served as a director since May 2009 and became Chairman of the Board in March 2010. Since 1987, Mr. Mahamedi has served as the President and Chief Executive Officer of Carlyle Development Group of Companies (“CDG”), which develops and manages residential and commercial properties in the United States on behalf of investors worldwide. At CDG, Mr. Mahamedi evaluates and supervises all of the investment activities and management personnel. Prior to joining CDG, Mr. Mahamedi founded Emanuel Land Company, a subsidiary of Emanuel & Company, a Wall Street investment banking firm, and served as a managing director for Emanuel Land Company from 1986 to 1987. In 1983, Mr. Mahamedi received his B.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania, and in 1984 he received his M.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania. The Board of Directors believes that Mr. Mahamedi’s experience and background make him a qualified and valuable member of our Company’s Board of Directors. In particular, his knowledge in working with global investment companies and leading acquisition activities makes him a valuable resource for our Company.

Robert Biehl has served as a director since 2005. Mr. Biehl founded the Masterplanning Group International, a personal and organizational consulting firm, in September 1976 and has served as President from its inception through today. As President, he has personally consulted over 400 clients and mentored over 2,500 executives and world leaders. He has also published many books in the area of personal and organizational development. Mr. Biehl received his B.A. degree in Psychology and a Masters Degree in Counseling from Michigan State University. The Board of Directors believes that Mr. Biehl’s experience and background make him a qualified and valuable member of our Company’s Board of Directors. In particular, his experience working with high level executives and global organizations makes him a valuable resource for our Company.

Mark Hansen brings thirty plus years of executive management experience serving consumers through retail, foodservice and consumer package goods venues. Mr. Hansen has been with Cobalt Development Partners, LLC since 2003 and is presently the Managing Partner. The firm focuses on the development of emerging consumer and intellectual property companies. From June 1997 to September 1998, Mr. Hansen served as the President and CEO of SAM’s Club, which generated $23 billion in revenue with 75,000 employees and from November 1989 to June 1997, Mr. Hansen served as the President and CEO of PETsMART, the country’s largest category dominant retailer of pet supplies and services. Mr. Hansen’s previous and present Board of Director positions include Applebee’s Restaurants, Amazon.com, Swander Pace Capital, PetfoodDirect.com and Arizona State University Business School Dean’s Counsel. Mr. Hansen received his Bachelor’s Degree in Fine Arts from Roosevelt University in 1976. The Board of Directors believes that Mr. Hansen’s experience and background make him a qualified and valuable member of our Company’s Board of Directors. In particular, Mr. Hansen’s background working with multi-million dollar corporations and other experience in the service sector including pharmacy, optical, veterinary hospitals and small business service centers make him a valuable resource for our Company.

Board of directors

Each director serves a term of one-year until the next ensuing annual stockholder meeting or until his successor is duly elected or his earlier resignation or removal.

Audit Committee

Our board of directors has an Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, that is currently comprised of Mr. Biehl. The Audit Committee is responsible for reviewing the independence, qualifications, and activities of our independent certified accountants and our financial policies, control procedures, and accounting staff. The Audit Committee is also responsible for the review of transactions between us and any officer, director, or entity in which an officer or director of our company has a material interest. Due to financial constraints, we do not have an “audit committee financial expert” as defined by the regulations of the Securities and Exchange Commission. The Board of Directors will consider and appoint a financial expert to the Audit Committee in the future. However, our board of directors has determined that Mr. Biehl is an “independent” director within the meaning of Rule 10A-3(b)(i) under the Securities Exchange Act of 1934. The Audit Committee is governed by a written charter approved by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”) requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons also are required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2010 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2010.

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

Item 11. Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the company during the year ended December 31, 2010: (i) Thomas Steipp, our President and Chief Executive Officer; (ii) Tony Chung, our Chief Financial Officer; and (iii) Rick Salas, our Executive Vice-President. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2010, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2010 and 2009; (ii) the aggregate grant date fair value of stock and option awards granted during 2010 and 2009, computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2010 and 2009 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2010 and 2009; (v) all other compensation for 2010 and 2009; and, finally, (vi) the dollar value of total compensation for 2010 and 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Com-pensation		Total
Thomas Steipp,	2010	$120,577	--	--	--	--	--		$120,577
President and Chief Executive Officer	2009	--	--		--	--	--		--
Tony Chung,	2010	$160,000	--	--	$3,815	--	--		$163,815
Chief Financial Officer	2009	$160,000	--	--	--	--	--		$160,000
Ricardo Salas	2010	$160,000	--	--	$10,357	--	$80,000	(2)	$250,357
Executive Vice President	2009	--	--	--	--	--	$240,000	(2)	$240,000
___________

(1)
Amounts represent the fair value of stock options granted in 2010 under FASB ASC Topic 718. The assumptions made in the calculation of these amounts are discussed in Note 13, “Stock Compensation Plan”, to our financial statement included elsewhere in this annual report on Form 10-K/A.

(2)	Other compensation received by Mr. Salas during 2010 and 2009 were for his services as a consultant to the Company.

For a description of the material terms of employment agreements with our named executive officers, see “Employment Agreements.”

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2010, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexer-cised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas Steipp	--	--		--	--	--	--	$1,560,000	--	--
Tony Chung	80,000	120,000	(1)	--	$0.07	11/30/2018	--	--	--	--
	--	250,000	(2)	--	$0.10	07/11/2020	--	--	--	--
Ricardo Salas	--	1,500,000	(3)	--	$0.10	07/11/2020	--	--	--	--

(1)	The shares underlying this option vest 20% per year starting with the vesting commencement date on December 1 2009 and thereafter.
(2)	The shares underlying this option vest 20% per year starting with the vesting commencement date on July 12, 2011 and thereafter.
(3)	The shares underlying this option vest 20% per year starting with the vesting commencement date on July 12, 2011 and thereafter.

Employment Agreements

We have entered into an employment agreement with Mr. Steipp, which is described below.

Thomas Steipp, who was elected as Chief Executive Officer on August 5, 2010, receives a base salary of $300,000 plus discretionary bonus under a five-year employment agreement. The Employment Agreement provides that the Company can terminate Mr. Steipp’s employment at any time and for any reason, provided that if his employment is terminated without “Cause” (as specifically defined in the agreement), then he will continue to be entitled to his base salary and health and welfare benefits for a period of twelve months after termination. In the event that Mr. Steipp terminates his own employment within thirty days after a change in control of the Company, the Company will be obligated to pay him a lump-sum severance payment equal to his base salary for the remainder of the 5-year term. The Employment Agreement provides that Mr. Steipp will not be entitled to any severance compensation if he voluntarily leaves the employment of the Company or is terminated for “Cause.” In addition, Mr. Steipp was also granted an aggregate of 6,000,000 restricted shares of the Company’s common stock, which stock will vest in one-fifth increments on each anniversary of his employment with the Company. In the event that Mr. Steipp ceases to be employed by the Company prior to the fifth anniversary of his employment, he will forfeit any unvested shares unless he is terminated without “Cause” or unless he terminates his own employment within thirty days after a change in control of the Company. The grant of common stock to Mr. Steipp under the Restricted Stock Agreement was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder (as Mr. Steipp is an “accredited investor” under Rule 506 and the grant was made without any form of general solicitation and with full access to any information requested by Mr. Steipp regarding the Company or the common stock).

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

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The compensation committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests. We sponsor a tax qualified defined contribution 401(k) savings plan.

Director Compensation

The following table sets forth information regarding the compensation received by each of our directors during the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Abdi Mahamedi	$285,000	(1)	--	--	--	--	--	$285,000
Robert Biehl	$97,000	(2)	--	--	--	--	--	$97,000
Mark Hansen	--		--	--	--	--	--	--
Thomas Steipp	--		--	--	--	--	--	--
Ricardo Salas	--		--	--	--	--	--	--

_________

(1)	$10,000 of fees earned was received in the form of the Company’s common stock in lieu of cash.

(2)	Amount of fees earned was received in the form of the Company’s common stock in lieu of cash.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2011 by:

•	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of February 28, 2011 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned. A total of 93,695,378 shares of our common stock were issued and outstanding as of February 28, 2011. Unless otherwise indicated, the address of all directors and named executive officers is 30452 Esperanza, Rancho Santa Margarita, California 92688.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders
Carlyle Liquid Holdings, LLC 2 Gannett Drive, Suite 201 White Plains, NY 10604	65,339,692		41.1%
Carlyle Liquid, LLC 2 Gannett Drive, Suite 201 White Plains, NY 10604	11,074,324		10.6%
Jack Chitayat 1836 Camino Del Teatro La Jolla, CA 92037	16,516,517	(1)	15.3%
Tjoa Thian Song 16 Raffles Quay #B1-14A Hong Leong Building Singapore 0101	8,539,136	(2)	8.7%
John Kang 23211 Pradera Road Coto de Caza, Ca 92679	5,070,418	(3)	5.3%

Directors and Named Executive Officers

Abdi Mahamedi	8,998,954	(4)	8.9%
Robert Biehl	1,510,005	(5)	1.6%
Thomas Steipp	7,000,000	(6)	7.4%
Tony Chung	835,103	(7)	0.9%
Ricardo Salas	73,198,658	(8)	44.1%
Mark Hansen	-		-

All directors and executive officers as a group (6 persons)	91,542,721		52.2%

_______________________________

(1)	Includes:

(a)
673,785 shares issuable pursuant to currently exercisable warrants and 1,320,636 shares issuable pursuant to currently convertible preferred stock held of record by Atlantic Realty Group, Inc. Mr. Chitayat has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Atlantic Realty Group, Inc.;

(b)
3,741,324 shares issuable pursuant to currently exercisable warrants and 7,333,000 shares issuable pursuant to currently convertible preferred stock held of record by Carlyle Liquid, LLC. Mr. Chitayat has shared power to direct the voting and disposition of such shares as the sole shareholder of Atlantic Realty Group, Inc., which is a managing member of Carlyle Liquid, LLC. Mr. Chitayat disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Carlyle Liquid, LLC;

(c)	153,483 shares issuable pursuant to currently exercisable warrants and held of record by Mr. Chitayat;

(d)	91,792 shares held of record by a trust established by Mr. Chitayat for his minor children. Mr. Chitayat continues to beneficially own all such shares; and

(e)	750,000 shares issuable pursuant to outstanding stock options that are exercisable currently.

(2)	Includes:

(a)	1,530,613 shares issuable pursuant to currently exercisable warrants and 3,000,000 shares issuable pursuant to currently convertible preferred stock held of record by Mr. Song; and

(b)	3,874,585 shares held of record by a revocable grantor trust established by Mr. Song for himself and his family members. Mr. Song continues to beneficially own all such shares.

(3)	Includes:

(a)	510,205 shares issuable pursuant to currently exercisable warrants and 950,000 shares issuable pursuant to currently convertible preferred stock held of record by Mr. Kang;

(b)
350,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 28, 2011. Does not include 200,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 28, 2011; and

(c)	246,400 shares held by Mr. Kang’s minor children.

(4)	Includes:

(a)
1,347,700 shares held of record by Carlyle Holdings, LLC. Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Carlyle Development Group, Inc, which is a managing member and shareholder of Carlyle Holdings, LLC;

(b)
673,785 shares issuable pursuant to currently exercisable warrants and 1,320,636 shares issuable pursuant to currently convertible preferred stocks held of record by Carlyle Holdings, LLC. Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Carlyle Development Group, Inc, which is a managing member and shareholder of Carlyle Holdings, LLC; and

(c)	1,756,155 shares issuable pursuant to currently exercisable warrants and 3,141,250 shares issuable pursuant to currently convertible preferred stock held of record by Mr. Mahamedi.

(5)	Includes:

(a)	50,000 shares issuable pursuant to currently convertible preferred stock held of record by Mr. Biehl; and

(b)
539,041 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 28, 2011. Does not include 12,000 shares issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 28, 2011.

(6)	Includes:

(a)	1,000,000 shares issuable pursuant to currently convertible preferred stocks held of record by Mr. Steipp; and

(b)	6,000,000 restricted shares of common stock, which will vest in one-fifth increments on August 5, 2011, August 5, 2012, August 5, 2013, August 5, 2014 and August 5, 2015.

(7)	Includes:

(a)	255,103 shares issuable pursuant to currently exercisable warrants and 500,000 shares issuable pursuant to currently convertible preferred stock held of record by Mr. Chung; and

(b)
80,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 28, 2011. Does not include 370,000 shares issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 28, 2011.

(8)	Includes:

(a)	2,537,700 shares issuable pursuant to currently exercisable warrants and 4,371,205 shares issuable pursuant to currently convertible preferred stocks held of record by Mr. Salas; and

(b)
22,074,219 shares issuable pursuant to currently exercisable warrants and 43,265,473 shares issuable pursuant to currently convertible preferred stock held of record by Carlyle Liquid Holdings, LLC. Mr. Salas has shared power to direct the voting and disposition of such shares as the sole shareholder of Silver Lake Group, which is a managing member of Carlyle Liquid Holdings, LLC. Mr. Salas disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Carlyle Liquid Holdings, LLC.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During 2009, John Kang, our former Chairman, advanced to us $0.3 million to fund working capital needs. On August 5, 2010, we paid Mr. Kang $0.1 million, which represented the total amount outstanding as well as 10% accrued interest as of that date. There were no capital advances outstanding from Mr. Kang as of December 31, 2010.

On August 1, 2010, we entered into an agreement with Mr. Kang to provide consulting services to us through December 31, 2011 and on a month-to-month basis thereafter. During the year ended December 31, 2010, we paid $0.1 million for his services.

On October 14, 2010, we signed an agreement with Innovative Materials Group, Inc. (“IMG”), a Chinese Corporation which is majority owned by Mr. Kang. Under the agreement, we received a deposit of $0.5 million from IMG to purchase on behalf of IMG, machinery and equipment located in China and in turn, transfer the machinery and equipment over to IMG. This agreement has not yet been completed as of December 31, 2010, and the deposit amount is presented as other assets and other liabilities, current portion, on our consolidated balance sheet.

In March 2011, we paid $0.1 million in advance legal fees to defend Mr. Kang, as the Representative Director of our Korean subsidiary, against allegations relating to our Korean subsidiary’s involvement in customs reporting violations in South Korea.

During each of the years ended December 31, 2010 and 2009, Ricardo Salas, our Director and Executive Vice President, advanced us $0.2 million to meet working capital needs, which were included in short-term debt. On August 5, 2010, we paid Mr. Salas $0.4 million which represented the total amount outstanding as well as 10% accrued interest as of that date. As of December 31, 2010 and 2009, Mr. Salas held $0 and $0.3 million, respectively, of our unsecured subordinated notes. There were no capital advances outstanding from Mr. Salas as of December 31, 2010.

In October 2009, Mr. Kang, Mr. Salas and Tony Chung, our Company’s Chief Financial Officer, acquired 80,000 shares of our Company’s Series A-1 Preferred Stock and 2,000,000 warrants for an aggregate cash price of $0.4 million. The Series A-1 Preferred Stock is convertible into our Company’s common stock at a conversion price of $0.10 per common share. Further, the warrants are exercisable for shares of our Company’s common stock at an exercise price of $0.50 per share and expire on January 3, 2012.

In May 2009, we completed a transaction in which (i) the holders of our 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated “Series A-2 Preferred Stock”, together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (see Note 11). The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which were organized by Abdi Mahamedi. Mr. Mahamedi became a director and greater-than-5% beneficial owner of our Company by reason of the May 2009 transaction. Mr. Salas is the Managing Partner for Carlyle Liquid Holdings, LLC and has sole voting and investment control over the shares held by Carlyle Liquid Holdings, LLC. Mr. Jack Chitayat, a former Board member, is the Managing Partner for Carlyle Liquid LLC and has sole voting and investment control over the shares held by Carlyle Liquid, LLC. Additionally, Robert Biehl, a director of our Company, is a passive investor in Carlyle Liquid Holdings, LLC.

During the years ended December, 31, 2010 and 2009, Mr. Robert Biehl provided leadership consulting services to executive management of our Company. In August 2010, we issued 300,000 shares of our stock in lieu of $42 of consulting services provided by Mr. Biehl during 2010. In May 2009, we issued 233,010 of 100% vested, stock options at an exercise price of $0.21 in lieu of $48 of consulting services that were provided by Mr. Biehl throughout 2009.

During the year ended December 31, 2010, Mr. Mahamedi and Carlyle Liquid Holdings, LLC advanced us $30,000 and $0.1 million, respectively, to fund our working capital needs. On August 5, 2010, we paid off $31,000 and $0.1 million to Mr. Mahamedi and Carlyle Liquid Holdings, LLC, respectively, representing the total amounts outstanding, and 10% accrued interest of that date. There were no capital advances outstanding from Mr. Mahamedi and Carlyle Liquid Holdings, LLC as of December 31, 2010.

We have an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation headed by Jack Chitayat, our former director. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets. We, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. We recognized revenues from product sales and licensing fees of $0 million and $0.2 million from LLPG during the years ended December 31, 2010 and 2009, respectively. There are no outstanding trade receivables due from LLPG as of December 31, 2010 and 2009.

On August 6, 2010, we paid $0.4 million to LLPG as a fee related to a modification of its existing exclusive license agreement in connection with the Apple licensing agreement. In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a perpetual non-exclusive license to our technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, and our license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s right.

On June 1, 2007, we entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase certain equipments (including die casting machines and vacuum induction melters) used in our bulk amorphous alloy business segment for $2.0 million and (ii) we granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea. LMK was formed by an investor group that includes the former director and officer of our Company, James Kang, who is also the brother of John Kang, former Chairman of our company

In consideration of the license agreement with LMK, we will be entitled to royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty will be negotiated in good faith). Effective June 1, 2008, the royalty rate was adjusted to 5% and on June 15, 2010, the licensing agreement with LMK was terminated. During the year ended December 31, 2010 and 2009, we recognized revenue from sales of raw materials and royalties for a total of $0 and $4.5 million, respectively.

We purchased production supplies from LMK and outsourced production of certain bulk alloy production with LMK. In June 2008, we began sharing the use of our manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as we began significant outsourcing of our bulk alloy parts production. We incurred expenses for purchase of production supplies and outsourcing fees of $0 and $1.3 million during the years ended December 31, 2010 and 2009, respectively. There were no trade payables due to LMK outstanding as of December 31, 2010 or December 31, 2009. We recognized revenue from sales of raw materials and royalties for a total of $0 million and $4.5 million, during the years ended December 31, 2010 and 2009, respectively. There were no trade receivables due from LMK outstanding at both December 31, 2010 and December 31, 2009.

Director Independence

Our board has determined that Mr. Biehl and Mr. Hansen are “independent directors” as such term is defined pursuant to Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services

Choi, Kim & Park, LLP

The following table summarizes the aggregate fees billed to the Company by Choi, Kim & Park, LLP for professional services during the years ended December 31, 2010 and December 31, 2009:

Fees	2009	2010
Audit Fees (1)	$188,000	$207,260

(1) Audit Fees.

Fees for audit services billed in 2010 consisted of:
•	Audit of the Company’s financial statements for 2009; and
•	Review of the Company’s quarterly financial statements for 2010

Fees for audit services billed in 2009 consisted of:
•	Audit of the Company’s financial statements for 2008; and
•	Review of the Company’s quarterly financial statements for 2009;

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

Date: April 5, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Steipp	Chief Executive Officer	April 5, 2011
Thomas Steipp

/s/ Tony Chung	Chief Financial Officer	April 5, 2011
Tony Chung

/s/ Abdi Mahamedi	Chairman of the Board and Director	April 5, 2011
Abdi Mahamedi

/s/ Ricardo Salas	Executive Vice President and Director	April 5, 2011
Ricardo Salas

/s/ Robert Biehl	Director	April 5, 2011
Robert Biehl

/s/ Mark Hansen	Director	April 5, 2011
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Choi, Kim & Park LLP

Los Angeles, California
Certified Public Accountants

February 14, 2011

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2010	2009
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$5,049	$106
Trade accounts receivables, net of allowance for doubtful accounts of $1 and $1,314	1,731	1,180
Inventories	1,016	422
Prepaid expenses and other current assets	1,264	799
Total current assets	$9,060	$2,507
Property, plant and equipment, net	796	737
Long-lived assets to be disposed of other than by sale	3,758	5,379
Other intangibles, net	1,121	1,232
Other assets	310	585
Total assets	$15,045	$10,440

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	9,627	5,928
Deferred revenue	8	31
Short-term debt	480	896
Long-term debt, current portion	-	1,393
Warrant liabilities	12,819	3,975
Conversion feature liabilities	-	444
Other liabilities, current portion	3,106	3,324
Total current liabilities	$26,040	$15,991

Long-term debt, net of current portion and debt discounts of $0 and $3,227	7,962	12,661
Other long-term liabilities, net of current portion	681	155
Total liabilities	$34,683	$28,807

Shareholders' deficiency:
Liquidmetal Technologies, Inc. shareholders' deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,171,760 and 3,183,663 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	4
Common stock, $0.001 par value; 300,000,000 shares authorized; 93,695,375 and 47,583,102 shares issued and outstanding at December 31, 2010 and 2009, respectively	88	48
Additional paid-in capital	146,870	142,135
Accumulated deficit	(168,679)	(162,777)
Accumulated other comprehensive income	1,494	1,441
Total Liquidmetal Technologies, Inc. shareholders' deficiency	$(20,225)	$(19,149)
Noncontrolling interest	587	782
Total shareholders' deficiency	$(19,638)	$(18,367)

Total liabilities and shareholders' deficiency	$15,045	$10,440

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009
	(restated)
Revenue	$30,268	$10,773
Cost of sales	6,512	5,885
Gross profit	23,756	4,888

Operating expenses
Selling, general, and administrative	7,173	5,614
Research and development	1,272	1,173
Total operating expenses	8,445	6,787
Income (loss) before interest, other income, income taxes, non-controlling interest and discontinued operations	15,311	(1,899)

Loss from extinguishments of debt	-	(1,471)
Change in value of warrants, (loss) gain	(10,394)	9,835
Change in value of conversion feature, gain	444	1,827
Other expense	(2,800)	(313)
Other income	70	-
Interest expense	(4,981)	(5,404)
Interest income	6	-

Loss (income) before income taxes, noncontrolling interest and discontinued operations	(2,344)	2,575

Income taxes	-	(168)

Loss before noncontrolling interest and discontinued operations	(2,344)	2,407

Net loss attributable to noncontrolling interest	576	69

Income from continuing operations	(1,768)	2,476

Discontinued operations:
Loss from operations of discontinued operations, net	(2,928)	(2,225)

Net (loss) income	(4,696)	251

Other comprehensive income:
Foreign exchange translation gain during the period	53	414
Comprehensive (loss) income	$(4,643)	$665

Per common share basic and diluted:

Net (loss) income attributable to Liquidmetal Technologies per share - basic	$(0.07)	$0.01
Net (loss) income attributable to Liquidmetal Technologies per share - diluted	$(0.07)	$0.00

Number of weighted average shares - basic	64,965	46,084
Number of weighted average shares - diluted	64,965	214,429

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(in thousands, except share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulat-ed Deficit	Accumulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total

Balance, December 31, 2008	-	44,825,402	$-	$45	$140,204	$(162,307)	$1,027	$651	$(20,380)
Convertible preferred stocks issued	3,305,002		4	-	1,758	-	-	-	1,762
Conversion of preferred stocks	(121,339)	2,757,700	-	3	(3)	-	-	-	-
Dividends	-	-	-	-	-	(707)	-	-	(707)
Stock-based compensation	-	-	-	-	176	-	-	-	176
Foreign exchange translation gain	-	-	-	-	-	-	$414	-	414
Cash contribution from noncontrolling interests	-	-	-	-	-	-	-	200	200
Cash distribution to noncontrolling interests	-	-	-	-	-	$(14)	-	-	(14)
Preferred Units capital account of subsidiary	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	$251	-	(69)	182
Balance, December 31, 2009	3,183,663	47,583,102	4	$48	$142,135	$(162,777)	$1,441	$782	$(18,367)
Convertible preferred stocks issued	-	-	(1)	-	-	-	-	-	(1)
Conversion of preferred stocks	(1,011,903)	26,089,218	(1)	26	(25)	-	-	-	(0)
Conversion of warrants	-	4,849,775	-	5	2,547	-	-	-	2,552
Conversion of notes payable	-	333,332	-	0	200	-	-	-	200
Restricted shares issued	-	13,870,307	-	8	2,038	-	-	-	2,046
Common stock issued in lieu of cash	-	969,641	-	1	176	-	-	-	177
Dividends	-	-	-	-	-	(356)	-	-	(356)
Stock-based compensation	-	-	-	-	142	-	-	-	142
Foreign exchange translation gain	-	-	-	-	-	-	53	-	53
Cash contribution from noncontrolling interests	-	-	-	-	-	-	-	381	381
Cash distribution to noncontrolling interests	-	-	-	-	-	-	-	-	-
Preferred Units capital account of subsidiary	-	-	-	-	(343)	(850)	-	-	(1,193)
Net income	-	-	-	-	-	(4,696)	-	(576)	(5,272)
									-
Balance, December 31, 2010 (restated)	2,171,760	93,695,375	2	88	146,870	(168,679)	1,494	587	(19,638)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Years Ended December 31,
	2010	2009
	(restated)
Operating activities:
Net income	$(1,768)	$2,476
Add (loss) from operations of discontinued operations	(2,928)	(2,225)
	$(4,696)	$251

Adjustments to reconcile loss from operations to net cash used for operating activities:
Impairment of long-lived assets	-	-
Gain on disposal of asset	69	-
(Loss) attributable to noncontrolling interest of consolidated subsidiary	(576)	(69)
Depreciation and amortization	361	342
Loss on extinguishment of debt	-	2,452
Amortization of debt discount	2,953	2,488
Stock-based compensation	142	176
Bad debt expense	61	243
Warranty (recovery)	(8)	(66)
Loss (Gain) from change in value of warrants	10,394	(9,835)
(Gain) from change in value of conversion feature	(444)	(1,827)

Changes in operating assets and liabilities:
Trade accounts receivable	(612)	781
Inventories	(121)	(81)
Prepaid expenses and other current assets	(861)	(140)
Other assets	549	401
Accounts payable and accrued expenses	714	4,300
Deferred revenue	(23)	(9)
Other liabilities	233	(13,291)
Net cash provided by (used in) continuing operations	8,135	(13,884)
Net cash (used in) provided by discontinued operations	1,946	10,390
Net cash provided by (used in) operating activties	10,081	(3,494)

Investing Activities:
Purchases of property and equipment	(311)	157
Investment in patents and trademarks	(29)	(300)
Investment in joint venture	-	306
Net cash (used in) provided by investing activities by continuing operations	(340)	163
Net cash (used in) investing activities by discontinued operations	-	(615)
Net cash (used in) investing activities	(340)	(452)

Financing Activities:
Proceeds from borrowings	12,630	16,627
Repayment of borrowings	(20,377)	(28,927)
Proceeds from issuance of convertible preferred stocks	-	16,228
Proceeds from issuance of common stocks	2,046	-
Warrants exercised	1,002	-
Redemption of preferred units of subsidiary	(343)	-
Cash contribution to noncontrolling interest of consolidated subsidiary	361	200
Cash distributions to holders of noncontrolling interest of consolidated subsidiary	-	(14)
Minority interest in subsidiary's joint venture	21	-
Net cash (used in) provided by financing activities by continuing operations	(4,660)	4,114
Net cash (used in) financing activities by discontinued operations	-	(151)
Net cash (used in) provided by financing activities	(4,660)	3,963

Effect of foreign exchange translation	(138)	(68)
Net increase (decrease) in cash and cash equivalents	4,943	(51)

Cash and cash equivalents at beginning of period	106	157
Cash and cash equivalents at end of period	$5,049	$106

Supplemental cash flow information
Interest paid	$221	$1,994
Taxes paid	$-	$-

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

In July 2007, the Company transferred substantially all of the assets of its Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the assets and liabilities of the coatings business. The Company initially held a 69.25% ownership interest in LMC; however during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional common shares to its noteholders (See Note 14). On December 15, 2 010, the Company and two other members of LMC contributed additional capital into LMC in exchange for additional common unit membership. As a result, the Company’s ownership interest in LMC increased to 72.86%. The results of operation of LMC are consolidated and comprise the Liquidmetal alloy industrial coatings segment for financial reporting purposes.

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

2. Restatement

As part of the accompanying consolidated financial statements and the notes thereto, the Company has restated certain previously issued financial statements due to an error related to the Company’s accounting for reclassifying revenue and certain expenses related to the discontinued operations of its manufacturing operations in South Korea in November 2010, in accordance with Financial Accounting Standards Board(“FASB”) Accounting Standard Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.

Previously, the Company had incorrectly accounted for the reclassification for net loss related to discontinued operations as part of revenue. The correction of the error to reclass the components of the net loss related to discontinued operations resulted in a decrease to revenue by $3,024, a decrease in cost of sales by $1,695, an increase in selling, general and administrative expenses of $36, a decrease in impairment of long-lived assets expenses by $966, and a decrease in interest expense by $399 for the year ended December 31, 2010. As part of the restatement, reclassifications to prior period consolidated financial statements have been made for consistent presentation of our revenue, selling, general and administrative expenses, impairment of long-lived assets and interest expense.

In addition, on March 19, 2010, subsequent to the filing of our Form 10-K for the year ended December 31, 2010, the Company entered into a preliminary binding Settlement Agreement with SAGA pursuant to which the Company agreed to pay SAGA $2,800 in the form of restricted shares of the Company’s common stock in exchange for SAGA’s equity interest in LSI. As part of the restatement, the Company increased its accrual for the settlement and potential legal fees to $3,100 as of December 31, 2010. The adjustments resulted in an increase to accounts payable and accrued liabilities of $2,800 and an increase to other expenses of $2,800 (see Note 22).

The effects of the restatements are as follows:

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

	December 31,	December 31,
	2010	2010
	Previously Reported	Restated
ASSETS

Current assets:
Cash and cash equivalents	$5,049	$5,049
Trade accounts receivables, net of allowance for doubtful accounts of $1 and $1,314	1,731	1,731
Inventories	1,016	1,016
Prepaid expenses and other current assets	1,264	1,264
Total current assets	9,060	9,060
Property, plant and equipment, net	796	796
Long-lived assets to be disposed of other than by sale	3,758	3,758
Other intangibles, net	1,121	1,121
Other assets	310	310
Total assets	$15,045	$15,045

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	6,827	9,627
Deferred revenue	8	8
Short-term debt	480	480
Long-term debt, current portion	-	-
Warrant liabilities	12,819	12,819
Conversion feature liabilities	-	-
Other liabilities, current portion	3,106	3,106
Total current liabilities	$23,240	$26,040
		-
Long-term debt, net of current portion and debt discounts of $0 and $3,227	7,962	7,962
Other long-term liabilities, net of current portion	681	681
Total liabilities	$31,883	$34,683

Shareholders' deficiency:
Liquidmetal Technologies, Inc. shareholders' deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,171,760 and 3,183,663 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 93,695,375 and 47,583,102 shares issued and outstanding at December 31, 2010 and 2009, respectively	88	88
Additional paid-in capital	146,870	146,870
Accumulated deficit	(165,879)	(168,679)
Accumulated other comprehensive income	1,494	1,494
Total Liquidmetal Technologies, Inc. shareholders' deficiency	$(17,425)	$(20,225)
Noncontrolling interest	587	587
Total shareholders' deficiency	$(16,838)	$(19,638)

Total liabilities and shareholders' deficiency	$15,045	$15,045

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

	Years Ended December 31,
	2010	2010
	Previously Reported	Restated

Revenue	$33,292	$30,268
Cost of sales	8,207	6,512
Gross profit	25,085	23,756

Operating expenses
Selling, general, and administrative	7,137	$7,173
Research and development	1,272	1,272
Impairment of long-lived assets	966	-
Total operating expenses	9,375	8,445

Loss before interest, other income, income taxes, and non-controlling interest	15,710	15,311

Change in value of warrants, loss	(10,394)	(10,394)
Change in value of conversion feature, gain	444	444
Other expense	-	(2,800)
Other income	70	70
Interest expense	(5,380)	(4,981)
Interest income	6	6

Loss before income taxes and noncontrolling interest	456	(2,344)

Income taxes	-	-

Loss before noncontrolling interest	456	(2,344)

Noncontrolling interest loss (income)	576	576

Income (loss) from continuing operations	1,032	(1,768)

Discontinued operations

Loss from operations of discontinued operations, net	(2,928)	(2,928)

Net Income (loss)	(1,896)	(4,696)

Other comprehensive income (loss):
Foreign exchange translation gain (loss) during the period	53	53
Comprehensive income (loss)	$(1,843)	$(4,643)

Per common share basic and diluted:

Income (loss) per share - basic	$(0.03)	$(0.07)
Loss per share - diluted	$(0.03)	$(0.07)

Number of weighted average shares - basic	64,965	64,965
Number of weighted average shares - diluted	64,965	64,965

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

3. Liquidity

The Company has experienced losses from continuing operations during the last three fiscal years and has an accumulated deficit of $168,679 as of December 31, 2010. Net cash provided by continuing operations for the year ended December 31, 2010 was $10,080. At December 31, 2010, working capital deficit was $16,980. As of December 31, 2010, the Company’s principal source of liquidity is $5,049 of cash and $1,731 of trade accounts receivable. Such conditions raise substantial doubt that the Company will be able to continue as a going concern.

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “January 2011 Notes”). The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009, among the exchanging note holders and investors. On August 5, 2010, the Company repaid in full all principal and interest on the January 2011 Notes. All security interests in Company assets securing such obligations under the January 2011 Notes were released and terminated. (see Note 11 )

On May 28, 2010, the Company issued $2,000 of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes. On August 5, 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note. In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock to the noteholder for an aggregate price of $2,046. (See Note 11)

On August 5, 2010, the Company entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) the Company contributed substantially all of its intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to the Company a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use. We have used and are using the license fee from this transaction to pay off noteholders and other indebtedness and fund operations. In connection with this transaction, our ongoing obligations to Apple (including the obligation to transfer new intellectual property to CIP) are secured through August 2012 by a security interest in substantially all of our assets, and if we are unable to comply with these obligations, Apple may be entitled to foreclose on such assets

In June 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer. The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”). The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI. In December 2006, the Company exercised its right to own 19.9% of LSI and in 2007, the Company contributed an additional $303 into LSI as additional investment. The contribution did not change the Company’s 19.9% interest in LSI. During the fourth quarter of the year ended December 31, 2009, the Company wrote-off its investment of $306 in the joint venture due to lower than anticipated growth in the eyewear industry. The Company has never recognized any revenue from the joint venture. On August 6, 2010, SAGA filed a litigation case against the Company claiming damages of $3,200 for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.

On March 19, 2011, the Company entered into a preliminary binding Settlement Agreement with SAGA pursuant to which (i) both parties agreed to terminate the joint venture, (ii) both parties agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company agreed to pay SAGA $2,800 in the form of restricted shares of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated (see Note 22). As part of the restatement, the Company increased its accrual for the settlement and potential legal fees to $3,100 as of December 31, 2010 (see Note 2).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

4. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its wholly-owned subsidiaries, Liquidmetal Technologies Co., Ltd., formerly Liquidmetal Korea Co., Ltd., (“LMT Korea”), that was located in South Korea and closed down in 2010 (see Note 15), its majority-owned subsidiary, Liquidmetal Coatings, LLC, located in Texas and its newly organized special-purpose wholly-owned subsidiary, Crucible Intellectual Property. All intercompany balances and transactions have been eliminated.

Revenue Recognition. Revenue is recognized pursuant to applicable accounting standards including FASB ASC Topic 605 (“ASC 605”), Revenue Recognition. ASC 605 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company’s revenue recognition policy complies with the requirements of ASC 605. Revenue is recognized at the time the Company ships its products, as this is when title passes to the customer and all other incidences of a sale have occurred. Revenue is deferred and included in liabilities when the Company receives cash in advance for services not yet performed or goods not yet delivered.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. The Company recognized $966 and $1,381 during the years ended December 31, 2010 and 2009, respectively, for impairment of long-lived assets.

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

Subsequent Events. In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, the Company evaluated subsequent events through April 5, 2011, the date the company filed this Annual Report on Form 10-K/A with the SEC.

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

6. Inventories

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

7. Property, Plant and Equipment

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

8. Other Intangible Assets

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

12. Stockholders’ Equity (Deficiency)

Preferred Stock On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement (the “Securities Purchase Agreement), the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares Series A-2 Preferred Stock with an original issue price of $5.00 as part of a financing transaction. The Series A-1 Preferred Stock and Series A-2 Preferred Stock are convertible into the Company’s common stock at conversion price of $0.10 and $0.22 per common share, respectively. In connection with the A-1 and A-1 Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise of $0.50 per share. (See Note 11).

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share which are convertible into the Company’s common stock at a conversion price of $.01 per common share. In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share and an expiration date of January 3, 2012. (See Note 11)

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

14. Preferred Units of Subsidiary

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

15. Discontinued Operations and Long-Lived Assets to be Disposed Of Other Than by Sale

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

As of December 31, 2010, the Company had approximately $115 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2010 through 2030. In addition, the Company has California state NOL carryforwards of approximately $86 expiring in 2010 through 2020. The Company and Liquidmetal Golf filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. As of December 31, 2010, Liquidmetal Technologies, Inc. had approximately $107 in federal NOL carryforwards, expiring in 2010 through 2030 and Liquidmetal Golf, Inc. had approximately $38 in federal NOL carryforwards, expiring in 2013 through 2028.

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

17. Segment Reporting and Geographic Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Year ended December 31, 2010:
Revenue to external customers (restated)	$9,794	$20,474	$30,268
Gross profit (restated)	3,544	20,212	23,756
Total segment (loss) income	(412)	18,246	17,834
Total identifiable assets at end of period	3,893	3,963	7,856

Year ended December 31, 2009:
Revenue to external customers	$8,656	$2,117	$10,773
Gross profit	3,129	1,759	4,888
Total segment loss	(304)	(1,737)	(2,041)
Total identifiable assets at end of period	2,485	6,134	8,619

Reconciling information for the statements of operations between reportable segments and the Company’s restated consolidated totals is shown in the following table:

	Years ended December 31,
	2010	2009
	(restated)
Total segment income (loss) before interest expense and discontinued operations	$17,834	$492
General and administrative expenses, excluded	(3,471)	(3,247)
Loss before interest, other income, income taxes, and discontinued operations	14,363	(2,755)
Loss from extinguishment of debt	-	(1,471)
Change in value of warrants, gain	(10,394)	9,835
Change in value of conversion feature, gain	444	1,827
Other expense	(2,800)	(308)
Other income	70	-
Interest expense	(4,033)	(4,553)
Interest income	6	-
Income taxes	-	(168)
Loss attributable to noncontrolling interest	576	69
Loss from discontinued operations, net	(2,928)	(2,225)
Consolidated net (loss) income (restated)	$(4,696)	$251

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

There is no reconciliation of the number of common shares used in calculation of basic and diluted EPS for the year ended December 31, 2010 as the calculation would have been antidilutive. A reconciliation of the number of common shares used in calculation of basic and diluted EPS for the year ended December 31, 2009 is presented below:

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

On March 19, 2011, the Company entered into a preliminary binding Settlement Agreement with SAGA pursuant to which (i) both parties agreed to terminate the joint venture, (ii) both parties agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company agreed to pay SAGA $2,800 in the form of restricted shares of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated (see Note 22). As part of the restatement, the Company increased its accrual for the settlement and potential legal fees to $3,100 as of December 31, 2010 (see Note 2).

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

21. Related Party Transactions

During 2009, John Kang, the Company’s former Chairman, advanced the Company $250 to fund working capital needs. On August 5, 2010, the Company paid Mr. Kang $63, which represents the total amount outstanding as well as 10% accrued interest as of that date. There were no capital advances outstanding from Mr. Kang as of December 31, 2010.

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

In March 2011, the Company paid $100 in advance legal fees to defend Mr. Kang, as the Representative Director of our Korean Subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea.

During each of the year ended December 31, 2010 and 2009, Ricardo Salas, the Company’s Director and Executive Vice President, advanced the Company $210 and $175, respectively, to meet working capital needs, which were included in short-term debt. On August 5, 2010, the Company paid Mr. Salas $408 which represented the total amount outstanding as well as 10% accrued interest as of that date. As of December 31, 2010 and 2009, Mr. Salas held $0 and $259, respectively, of the Company’s unsecured subordinated notes. There were no capital advances outstanding from Mr. Salas as of December 31, 2010.

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

In May 2009, the Company completed a transaction in which (i) the holders of the Company’s 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated “Series A-2 Preferred Stock”, together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (see Note 11). The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which were organized by Abdi Mahamedi. Mr. Mahamedi became a director and greater-than-5% beneficial owner of the Company by reason of the May 2009 transaction. Mr. Salas is the Managing Partner for Carlyle Liquid Holdings, LLC and has sole voting and investment control over the shares held by Carlyle Liquid Holdings, LLC. Mr. Jack Chitayat, a former Board member, is the Managing Partner for Carlyle Liquid LLC and has sole voting and investment control over the shares held by Carlyle Liquid, LLC. Additionally, Robert Biehl, a director of the Company, is a passive investor in Carlyle Liquid Holdings, LLC.

During the years ended December, 31, 2010 and 2009, Mr. Robert Biehl provided leadership consulting services to executive management of the Company. In August 2010, the Company issued 300,000 shares of the Company’s stock in lieu of $42 of consulting services provided by Mr. Biehl during 2010. In May 2009, the Company issued 233,010 of 100% vested, stock options at an exercise price of $0.21 in lieu of $48 of consulting services that were provided by Mr. Biehl throughout 2009.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

During the year ended December 31, 2010, Mr. Mahamedi and Carlyle Liquid Holdings, LLC advanced the Company $30 and $75, respectively, to fund our working capital needs. On August 5, 2010, we paid off $31 and $78 to Mr. Mahamedi and Carlyle Liquid Holdings, LLC, respectively, representing the amounts outstanding and 10% accrued interest of that date. There were no capital advances outstanding from Mr. Mahamedi and Carlyle Liquid Holdings, LLC as of December 31, 2010.

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

On August 6, 2010, the Company paid $360 to LLPG as a fee related to a modification of its existing exclusive license agreement in connection with the Apple licensing agreement. In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a perpetual non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, and the Company’s license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s right.

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

22. Subsequent Event

On March 19, 2011, the Company entered into a preliminary binding settlement agreement with SAGA pursuant to which (i) both parties agreed to terminate the joint venture, (ii) both parties agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company agreed to pay SAGA $2,800 in the form of restricted shares of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated. As part of the restatement, we increased our accrual for the settlement and potential legal fees to $3,100 as of December 31, 2010 (see Note 2). The adjustments resulted in an increase to accounts payable and accrued liabilities of $2,800 and an increase to other expenses of $2,800.

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