Form 10-Q
period 2011-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2011-05-16
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer 	Accelerated filer ☐	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒

The number of common shares outstanding as of April 30, 2011 was 112,961,436.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2011

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of Liquidmetal Technologies, Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and the  Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including competition, the need for continued technology development and advances, the need for increased acceptance of products and alloys, our ability to continue to develop and extend our brand identity, our ability to anticipate and adapt to a competitive market, our ability to effectively manage rapidly expanding operations, the amount and timing of operating costs and capital expenditures relating to expansion of our business, our operations and infrastructure, our ability to provide superior customer service, our dependence upon key personnel and the like. The Company's most recent filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A for the year ended December 31, 2010, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

PART I
FINANCIAL INFORMATION
Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,359	$5,049
Trade accounts receivables, net of allowance for doubtful accounts of $16 and $1	2,770	1,731
Inventories	1,054	1,016
Prepaid expenses and other current assets	368	1,264
Total current assets	7,551	9,060

Property, plant and equipment, net	1,498	796
Long-lived assets to be disposed of other than by sale (Note 12)	3,814	3,758
Other intangibles, net	1,086	1,121
Other assets	281	310
Total assets	$14,230	$15,045

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$9,336	$9,627
Deferred revenue	268	8
Short-term debt of majority-owned subsidiary	1,067	480
Long-term debt of majority-owned subsidiary, current portion	533	558
Warrant liabilities	20,635	12,819
Other liabilities, current portion (Note 12)	3,141	3,106
Total current liabilities	34,980	26,598

Long-term debt of majority-owned subsidiary, net of current portion	7,314	7,404
Other long-term liabilities, net of current portion	621	681
Total liabilities	42,915	34,683

Shareholders' deficiency:
Liquidmetal Technologies, Inc. shareholders' deficiency	2	2
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,171,760 shares issued and outstanding as of both March 31, 2011 and December 31, 2010
Common stock, $0.001 par value; 300,000,000 shares authorized; 93,695,375 shares issued and outstanding as of both March 31, 2011 and December 31, 2010	88	88
Additional paid-in capital	146,836	146,870
Accumulated deficit	(177,682)	(168,679)
Accumulated other comprehensive income	1,539	1,494
Total Liquidmetal Technologies, Inc. shareholders' deficiency	(29,217)	(20,225)
Noncontrolling interest	532	587
Total shareholders' deficiency	(28,685)	(19,638)

Total liabilities and shareholders' deficiency	$14,230	$15,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenue	$2,860	$2,703
Cost of sales	1,705	1,772
Gross profit	1,155	931

Operating expenses
Selling, general, and administrative	1,732	1,290
Research and development	368	247
Total operating expenses	2,100	1,537
Income (loss) from operations before interest, non-controlling interest and discontinued operations	(945)	(606)

Change in value of warrants, (loss) gain	(7,816)	1,785
Change in value of conversion feature, gain	-	318
Other income	5	1
Interest expense	(361)	(1,164)
Interest income	8	-

(Loss) income before non-controlling interest and discontinued operations	(9,109)	334

Net loss attributable to noncontrolling interest	55	42

(Loss) income from continuing operations attributable to Liquidmetal Technologies, Inc.	(9,054)	376

Loss from discontined operations, net	(135)	(406)

Net Loss	(9,189)	(30)

Other comprehensive (loss) income:
Foreign exchange translation gain	45	75
Comprehensive (loss) income	$(9,144)	$45

Per common share basic and diluted:
Net loss attributable to Liquidmetal Technologies, Inc. - basic and diluted
(Loss) income from continuing operations	$(0.10)	$0.00
Loss from discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$(0.10)	$(0.00)
Number of weighted average shares - basic and diluted	93,695	47,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
For the Three Months Ended March 31, 2011
(in thousands, except per share data)
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2010	2,171,760	93,695,375	$2	$88	$146,870	$(168,679)	$1,494	$587	$(19,638)
Stock-based compensation					44				44
Dividend distribution to C3					66	51			117
Dividend distribution						135			135
Tax Distribution to C3					(144)				(144)
Foreign exchange translation gain (loss)							45		45
Net loss						(9,189)		(55)	(9,244)
Balance, March 31, 2011	2,171,760	93,695,375	$2	$88	$146,836	$(177,682)	$1,539	$532	$(28,685)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
 (unaudited)

	For the Three Months Ended March 31,
	2011	2010

Operating activities:
Net loss attributable to Liquidmetal Technologies, Inc.	$(9,189)	$(30)
Add: loss from discontinued operations	135	406
	(9,054)	376
Adjustments to reconcile loss (income) from operations to net cash (used in) provided by operating activities:
Gain on disposal of asset	-	2
Loss attributable to noncontrolling interest of consolidated subsidiary	(55)	(42)
Depreciation and amortization	115	63
Amortization of debt discount	33	684
Stock-based compensation	44	42
Bad debt expense	15	20
Warranty recovery	(9)	(13)
Loss (gain) from change in value of warrants	7,816	(1,785)
Gain from change in value of conversion feature	-	(318)

Changes in operating assets and liabilities:
Trade accounts receivable	(1,054)	(8)
Inventories	(37)	8
Prepaid expenses and other current assets	896	(30)
Other assets	(50)	37
Accounts payable and accrued expenses	(174)	438
Deferred revenue	260	19
Other liabilities	(26)	943
Net cash (used in) provided by continuing operations	(1,280)	436
Net cash used in discontinued operations	(135)	(190)
Net cash (used in) provided by operating activities	(1,415)	246

Investing Activities:
Purchases of property and equipment	(758)	(159)
Investment in patents and trademarks	-	(20)
Net cash used in investing activities	(758)	(179)

Financing Activities:
Proceeds from borrowings	1,988	2,038
Repayment of borrowings	(1,516)	(1,530)
Net cash provided by financing activities	472	508
Effect of foreign exchange translation	11	(726)
Net decrease in cash and cash equivalents	(1,690)	(151)

Cash and cash equivalents at beginning of period	5,049	151
Cash and cash equivalents at end of period	$3,359	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

1.  Description of Business

Liquidmetal Technologies, Inc. (“Liquidmetal Technologies”) and its subsidiaries (collectively “the Company”) are in the business of developing, and marketing products made from amorphous alloys. Liquidmetal Technologies markets and sells Liquidmetal® alloy industrial coatings and also markets and sells products and components from bulk Liquidmetal alloys that can be incorporated into the finished goods of its customers across a variety of industries.   The Company also partners with third-party licensees and distributors to develop and commercialize Liquidmetal alloy products.

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings (“Coatings”) and bulk Liquidmetal alloys (“Bulk Alloys”) (see Note 13). Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipes used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to sell products and components for medical devices, defense applications, and sporting goods.  In addition, the bulk Liquidmetal alloys segment includes tooling and prototype sampling.  Furthermore, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

In July 2007, the Company transferred substantially all of the assets of its Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the assets and liabilities of the coatings business.  The transfer included the thermal spray coatings assets and liabilities acquired under a purchase agreement with Foster Wheeler Energy Services in June 2007.  The Company initially held a 69.25% ownership interest in LMC, however, during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional shares to its noteholders, thus diluting the Company’s interest (See Note 11).  On December 15, 2010, the Company and two other members of LMC contributed additional capital into LMC in exchange for additional common unit membership.  As a result, the Company’s ownership interest in LMC increased to 72.86%.  The results of operations of LMC are consolidated and represent the Company’s Liquidmetal alloy industrial coatings segment for financial reporting purposes.

In May 2010, LMC entered into a joint venture agreement with IMCO Alloys Private Limited (“IMCO”) to create a subsidiary named Liquidmetal Coatings Solutions India Private Limited (“LMCSI”) and engage in application services of Liquidmetal products as a protective coating.  Initially, under the joint venture agreement, LMC held 80% and IMCO held 20% of the outstanding Class A Shares of LMCSI.  LMC may, at its option, subscribe to Class B Shares of the Company.  In September 2010, LMC provided approximately $80 in capital equipment and was issued 358,204 Class B Shares of LMCSI.  As a result, LMC holds 88.6% and IMCO holds 11.4% ownership interest in LMCSI as of March 31, 2011.  The results of operations of LMCSI are consolidated into LMC and the Company and are included in the Company’s Liquidmetal alloy industrial coatings segment for financial reporting purposes.

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  The results of operations of AMM are consolidated and are included in the Company’s bulk Liquidmetal alloys segment for financial reporting purposes.

The Company currently owns a 166,000 square foot manufacturing facility (and leases the underlying ground) in Pyongtaek, South Korea, which became operational in the third quarter of 2002.  In November 2010, the Company ceased operations and shut down the South Korea manufacturing facility and planned to pursue strategic partnerships with other companies to leverage its resources, strength, and technologies to more rapidly develop and commercialize its products (See Note 12).

2.  Basis of Presentation and Recent Accounting Pronouncements

The accompanying condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 5, 2011.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

Translation of Foreign Currency

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in a foreign currency are translated at the exchange rate at period-end. The financial statements of Liquidmetal Technologies Korea have been translated based upon Korean Won as the functional currency. The resulting translation adjustment is included in other comprehensive (loss) income.

Certain items from prior year have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective on a prospective basis for milestones achieved after the adoption date. The Company’s adoption of this guidance on January 1, 2011 did not have a significant impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.  Liquidity

The Company has experienced losses from operations during most of the past several years and has an accumulated deficit of $177,682 as of March 31, 2011.  Cash used in operations for the three months ended March 31, 2011 was $1,415.  As of March 31, 2011, the Company’s principal source of liquidity is $3,359 of cash and $2,770 of trade accounts receivable.

The Company anticipates that its current capital resources, together with anticipated cash from operations, will be sufficient to fund its operations through the fourth quarter of 2011.  However, it will likely require additional funding at or prior to that time.  The Company is actively seeking additional sources of capital through strategic and other potential transactions.  Management cannot guarantee that adequate funds will be available when needed, and if the Company does not receive sufficient capital, it may be required to alter or reduce the scope of its operations.

On August 5, 2010, the Company entered into a license transaction with Apple Inc. (“Apple”), pursuant to which the Company used much of the proceeds from the transaction to pay off its then outstanding debt. However, as of March 31, 2011, the Company’s majority owned subsidiary, LMC, has $10,933 of outstanding debt, including accrued interest payable (see Note 7).  All debt is secured by LMC’s assets.

In June 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  In December 2006, the Company exercised its right to own 19.9% of LSI and in 2007, the Company contributed an additional $303 into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  During 2009, the Company wrote-off its investment of $306 in the joint venture due to lower than anticipated growth in the eyewear industry.  On August 6, 2010, SAGA filed a litigation case against the Company claiming damages of $3,200 for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

On April 6, 2011 (“The Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the parties terminated the joint venture between the Company and SAGA, (ii) both parties agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  The number of Shares issued to SAGA was based on the 30 days trailing, volume weighted average price (“Average Market Price”) of the Company’s stock as of the Effective Date (“Base Price”).  At any time prior to October 6, 2011 (“Determination Date”), the Company may redeem and repurchase all of the Shares from SAGA.  If the Company elects to redeem all of the Shares, it shall pay a redemption price that is either i) 110% of the Base Price if the Average Market Price on the Determination Date is greater than or equal 110% of the Base Price or, ii) the Average Market Price on the Determination Date, if the Average Market Price on the Determination Date is greater than or equal to the Base Price, but less than 110% of the Base Price.  If the Average Market Price on the Determination Date is less than the Base Price, the Company shall issue a promissory note (“Note”) to SAGA having a principal amount equal to the difference between such average closing prices, multiplied by the number of Shares.  The Note would bear interest at the rate of 8% per annum and mature on the twelfth month anniversary of the Note’s issuance.  A total of $3,100 was accrued for the settlement and legal fees as of March 31, 2011 and December 31, 2010, which is included in the accounts payable and accrued expenses on the Company’s consolidated balance sheet.

As of March 31, 2011, the Company has outstanding liens of $2,252 against assets located in its South Korean subsidiary by various creditors related to $3,141 of past-due trade payables and accrued liabilities that are included in other current liabilities on the Company’s consolidated balance sheet.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If it cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea (See Note 12).

4.  Fair Value of Financial Instruments

The fair value of cash and cash equivalents and trade receivables approximate carrying value(s) due to their short maturity.  The estimated fair value of long-term debt was determined by using rates currently available to us for debt with similar terms and remaining maturities.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

The following table summarizes the warrant liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Level	March 31, 2011	December 31, 2010
Warrant Liabilities	2	$20,635	$12,819

The warrant liabilities are recorded at fair value based on upon valuation models which utilize relevant factors such as expected life, volatility of the Company’s stock prices, risk free interest and dividend rate.

The Company believes that the estimated fair value of the long term debt of its subsidiary is not significantly different than the carrying value of the debt.

5.  Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$813	$267
Work in process	102	-
Finished goods	139	749
Total inventories	$1,054	$1,016

6.  Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of March 31, 2011, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of March 31, 2011 the Company used 1% of coatings applications sales as an estimate of warranties to be claimed.

During the three months ended March 31, 2011 and 2010, the Company recorded $9 and $13, respectively, of net gain on warranty.  As of March 31, 2011 and December 31, 2010, $233 and $242, respectively, of outstanding warranty accrual is included in accounts payable and accrued expenses.

7.  Debt of Majority-Owned Subsidiary

C3 Debt

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

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners, L.P. (“C3”), C3 Capital Partners II, L.P. (“C3 II”, and with C3, the “C3 entities”) and a $5,000 senior credit facility with Bank Midwest, N.A., which was fully repaid in 2010.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $33 and $44 for the three months ended March 31, 2011 and 2010, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

In the Transaction, LMC also entered into a Securities Purchase Agreement, dated July 24, 2007 (the “Securities Purchase Agreement”), with C3 entities, and Liquidmetal Coatings Solutions, LLC, a wholly owned subsidiary of LMC that will operate the thermal spray coatings business (“LMCS”).  Pursuant to the Securities Purchase Agreement, LMC issued to the C3 entities subordinated promissory notes in the aggregate principal amount of $6,500 (the “Subordinated Notes”). Under the Securities Purchase Agreement, the C3 entities have the right, beginning on July 24, 2012 (or, if earlier, upon a default by LMC under the Subordinated Notes or Securities Purchase Agreement) to require LMC to purchase the C3 entities’ membership interests in LMC for a purchase price equal to their pro rata portion of the greater of (i) the appraised fair market value of LMC or (ii) six times LMC’s trailing 12-month earnings before interest, taxes, depreciation, and amortization, less funded debt.

In connection with the Securities Purchase Agreement and the Subordinated Notes, the Company and LMC entered into pledge agreements with the C3 entities in which the Company pledged its membership interest in LMC to secure the obligations under the notes and LMC pledged its membership interests in LMCS to secure its obligations under the notes.  LMC and LMCS also granted to C3 entities a blanket security interest in all of their assets to secure their obligations under the Subordinated Notes.

The Subordinated Notes have a maturity date of July 20, 2012 with no required principal payments before maturity other than upon specified triggering events, such as a change in control of LMC.  Interest accrues at an annual rate of 14%, with 12% interest being payable monthly beginning September 2007 and the remaining 2% interest being payable at maturity.  Since March 2009, LMC has failed to pay the monthly interest and has incurred additional 12% interest on the unpaid interest as penalty.  As of March 31, 2011 and December 31, 2010, LMC has outstanding $1,999 and $1,736 of unpaid interest outstanding, respectively, and $19 and $17 of penalty on unpaid interest, respectively, which are all included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

The gross outstanding loan balance, including accrued interest and penalty interest payable upon maturity of the Subordinated Note totaled $9,016 and $8,716 as of March 31, 2011 and December 31, 2010, respectively.  Interest expense incurred under the Subordinated Notes totaled $262 and $231 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Enterprise Debt

On June 25, 2010, LMC entered into a Credit Agreement (“Credit Agreement”) with Enterprise Bank & Trust (“Enterprise”).  The Credit Agreement provides for a total loan availability of $3,700, consisting of a $1,500 term loan (“Term Note”), a revolving loan of up to $2,000 (“Revolving Note”), and equipment loans (“Equipment Note”) of up to $200.  The Term Note of $1,500 has a maturity date of June 25, 2013 and bears an interest rate of 7% per annum.  LMC is required to make monthly payments of principal and interest under the Term Note, with monthly payments of (i) $50 during months 1 through 12, (ii) $42 during months 13 through 24 and (iii) $33 during months 25 through 36.  All remaining principal and interest shall be due and payable upon the maturity date.

Borrowing availability under the Revolving Note is based on a percentage of LMC’s eligible receivables and inventory and accrues interest at the rate of the greater of libor plus 3.75%, or 6%.  LMC will make monthly interest payments on the Revolving Note until June 24, 2011, at which point all remaining principal and interests are due.  LMC has the right to prepay the Term Note and the Revolving Note and the Equipment Note, in whole or in part, at any time without penalty or premium.

The Credit Agreement is secured by a blanket security interest in all of the LMC’s assets.  Pursuant to a subordination agreement between C3 entities and Enterprise, Enterprise’s security interest in the assets is senior to the C3 Entities’ security interest in the same assets.

As of March 31, 2011 and December 31, 2010, the gross outstanding loan balance under the Enterprise Term Note totaled $850 and $1,000, respectively, and the gross outstanding loan balance under the Enterprise Revolving Note totaled $1,067 and $480, respectively. There are no amounts outstanding for the Equipment Note as of March 31, 2011 and December 31, 2010.  The Term Note is presented as long-term debt, current portion and long-term debt, net of current portion on the Company’s consolidated balance sheet and the Revolving Note is presented as short-term debt on the Company’s consolidated balance sheet.  Interest expense incurred under the Term Note and the Revolving Note totaled $16 and $14, respectively, for the three months ended March 31, 2011.  There was no interest expense incurred under the Term Note and the Revolving Note for the three months ended March 31, 2010.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

8.  Warrant Liabilities

Pursuant to FASB ASC 815, Derivaties and Hedging, the Company is required to report the value of its warrant as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss to current operations.  The change in fair value of warrants resulted in a loss of $7,816 and a gain of $1,785 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company has outstanding warrant liabilities of $20,635 and $12,819, respectively.  The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model under the following assumptions:

	March 31, 2011	December 31, 2010
Expected Life in years	0.13 - 4.33	0.38 - 4.58
Volatility	150%	154%
Risk-Free Interest Rate	0.09% - 2.24%	0.19% - 2.01%
Dividend Rate	0	0

9.  Stock Compensation Plan

During the three months ended March 31, 2011, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase 20,000 of the Company’s common stock for an average price of $0.63.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

10.  Preferred Stock

On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement (the “Securities Purchase Agreement), the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares Series A-2 Preferred Stock with an original issue price of $5.00 as part of a financing transaction.  The Series A-1 Preferred Stock and Series A-2 Preferred Stock are convertible into the Company’s common stock at conversion price of $0.10 and $0.22 per common share, respectively.  In connection with the A-1 and A-1 Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 due to an anti-dilution calculation.

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share which are convertible into the Company’s common stock at a conversion price of $0.10 per common share.  In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 due to an anti-dilution calculation, and an expiration date of January 3, 2012.

The preferred stock accrued cumulative dividends at an annual rate of 8%, which was payable semi-annually.  In conjunction with the Series A-1 Preferred Stock conversion the Company granted in-kind dividends to the preferred stock holders, which were simultaneously converted into 1,365,863 shares of common stock. As of March 31, 2011 and December 31, 2010, the Company has accrued dividends of $928 and $1,063, respectively, included in accounts payable and other accrued expenses.  The dividends were payable in cash or in kind by the issuance of the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

On November 3, 2010, the Company filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the "Amended Designation") for the Company's Series A Preferred Stock (the "Series A Preferred Stock").  The Amended Designation was approved by the requisite vote of the holders of the Company's Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a Consent Agreement entered into between the Company and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement").  The Amended Designation amended the terms of the Series A Preferred Stock by (i) providing that dividends ceased accruing thereon as of June 1, 2010, (ii) the liquidation preference and corresponding conversion value on the Series A Preferred Stock was increased from 1.0 to 1.08 of the sum of the issue price and accrued but unpaid dividends, (iii) the Series A Preferred Stock was now mandatorily convertible at any time at the option of the Company without condition, and (iv) the Series A Preferred Stock will no longer have any price-based anti-dilution rights.  The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the warrants held by the holders signing the Consent Agreement (to the extent such warrants were issued in connection with the original issuance of the Series A Preferred Stock) would be extended to an expiration date of July 2015 and the price-based anti-dilution rights on such warrants were removed.

11.  Preferred Units of Subsidiary

On February 22, 2008, LMC completed a transaction under which it issued and sold $2,500 in preferred membership units to two minority members of LMC (the “Preferred Units Transaction”).  Immediately following the sale of the preferred membership units, the subscription proceeds (after a 1% transaction fee) were distributed to LMC’s common unit members, and as a result of such distribution, the Company received approximately $1,714 in the distribution.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance through cash payment or distribution in excess of the 14% priority return.  LMC is required to redeem the preferred units on or before the second anniversary of the issue date and failure to redeem the preferred units at the specified time will result in the preferred unit holders receiving an additional 2% of common membership units per quarter until the preferred units are redeemed in full.  An additional 2,767 common membership units were issued during 2010 as a result of LMC’s non-redemption.

On December 15, 2010, the Company and two other members of LMC contributed an additional $1,444 into LMC in exchange for additional common unit membership.  The proceeds of the contribution were used to make a distribution to the two holders of the preferred membership units in the aggregate amount of $813, which represented the accrued but unpaid priority return of the preferred units and to redeem an aggregate 381 preferred units owned by the two holders at an aggregate redemption price of $1,194.  Additionally, if by December 31, 2011 the preferred units are not redeemed in full, LMC is required to initiate a private unit offering to the then-existing members LMC for an amount of proceeds that will be adequate to fully redeem the preferred units.  If by January 31, 2012, LMC is still not able to redeem in full the preferred units, the preferred unit holders shall receive additional common membership units equal to 12% of the common membership units then outstanding and an additional 2% of the common membership units per quarter until the preferred units are redeemed in full.

As of March 31, 2011, LMC has redeemed $592 of its preferred units and has distributed $1,094 in priority return to the preferred unit holders.  The total preferred units outstanding are $1,986 and $1,785 as of March 31, 2011 and December 31, 2010, respectively.

12.  Discontinued Operations and Long-Lived Assets to be Disposed Of Other Than by Sale

In 2003, the Company set up a manufacturing plant in South Korea, Liquidmetal Technologies Korea (“LMTK”), to handle its bulk Liquidmetal alloys business which includes manufacturing and selling components made out of bulk alloys.  During 2010 and 2009, LMTK experienced net losses as a result of the continuing economic downturn.  These losses and uncertainty surrounding its future cash flows led the Company to evaluate its investment for recoverability. As a result, in November 2010, the Company decided to discontinue LMTK’s operations.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

As of March 31, 2011, the Company has outstanding liens of $2,252 against LMTK assets by various creditors that resulted from $3,141 of past-due trade payables.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If the Company cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.  The Company is currently in the process of selling its manufacturing plant in Pyongtaek, Korea through a court appointed auction sale whereby the proceeds from the sale will be used to satisfy the liabilities from the aforementioned creditors.  Additional liabilities may be incurred from the auction as well as interest and penalties on liens but are not yet quantifiable as of March 31, 2011.

Summarized operating results of LMTK’s discontinued operations are as follows:

	For the Three Months
	Ended March 31,
	2011	2010
Revenue	$-	$1
Loss from discontinued operations	(135)	(406)

The Company reclassified certain of LMTK assets into long-lived assets to be disposed of other than by sale are as follows:

	March 31, 2011	December 31, 2010

Restricted cash	$-	$46
Prepaid expenses and other current assets	385	375
Property, plant and equipment, net	3,378	3,288
Other assets	51	49
Total	$3,814	$3,758

The company believes that the amounts above have been recorded at their net realizable value.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

13.  Segment Reporting and Geographic Information

In accordance with ASC 280, Segment Reporting, summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended March 31, 2011
Revenue to external customers	$2,341	$519	$2,860
Gross profit	821	334	1,155
Total segment loss	(204)	(207)	(411)
Total identifiable assets at end of period	4,383	5,078	9,461

Three months ended March 31, 2010
Revenue to external customers	$2,546	$157	$2,703
Gross profit	817	114	931
Total segment loss	(136)	(154)	(290)
Total identifiable assets at end of period	2,562	5,984	8,546

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months
	Ended March 31,
	2011	2010

Total segment loss	$(411)	$(290)
General and administrative expenses, excluded	(895)	(643)

Consolidated loss before interest, income taxes, and noncontrolling interests	(1,306)	(933)

Change in value of warrants, (loss) gain	(7,816)	1,785
Change in value of conversion feature, gain	-	318
Other income	5	-
Interest expense	-	(836)
Interest income	8	-
Income attributable to noncontrolling interest	55	42
Loss from discontinued operations, net	(135)	(406)
Consolidated net loss attributable to Liquidmetal Technologies, Inc.	$(9,189)	$(30)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

The Company did not have any customer representing greater than 10% of revenue for the three month ended March 31, 2011 and March 31, 2010.  During the three months ended March 31, 2011 and 2010, the Company had revenue from sales to companies outside of the United States of $1,086, and $516, respectively, mostly for LMC coating materials.

Long-lived assets include net property, plant, and equipment, and net intangible assets.  The Company had long-lived assets, including long-lived assets to be disposed of other than by sale of $4,583 and $3,288 at March 31, 2011 and December 31, 2010, respectively, that are located outside of the United States.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	March 31,	December 31,
	2011	2010

Total segment assets	$9,461	$7,856
Cash and cash equivalents	3,311	5,070
Prepaid expenses and other current assets	155	787
Other property, plant and equipment	58	37
Intangibles, net	1,071	1,105
Other assets	174	190
Total consolidated assets	$14,230	$15,045

Assets excluded from segment assets include assets attributable to the Company’s corporate headquarters.  The Company’s largest corporate assets consist of intangible assets, which consist primarily of the Company’s patents and trademarks.

14.  Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 6,509,963 shares of common stock at prices ranging from $0.23 to $15.00 per share were outstanding at March 31, 2011, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 47,232,459 shares of common stock with prices ranging from $0.48 to $1.75 per share outstanding at March 31, 2011, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  78,735,585 shares of common stock issuable upon conversion of the Company’s convertible preferred stock with conversion prices ranging from $0.10 and $0.22 per share outstanding at March 31, 2011 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

15.  Commitments and Contingencies

In June 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  The Company also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  In December 2006, the Company exercised its right to own 19.9% of LSI and in 2007, the Company contributed an additional $303 into LSI as additional investment.  The contribution did not change the Company’s 19.9% interest in LSI.  During 2009, the Company wrote-off its investment of $306 in the joint venture due to lower than anticipated growth in the eyewear industry.  On August 6, 2010, SAGA filed a litigation case against the Company claiming damages of $3,200 for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.

On April 6, 2011 (“The Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the parties terminated the joint venture between the Company and SAGA, (ii) both parties agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  The number of Shares issued to SAGA was based on the 30 days trailing, volume weighted average price (“Average Market Price”) of the Company’s stock as of the Effective Date (“Base Price”).  At any time prior to October 6, 2011 (“Determination Date”), the Company may redeem and repurchase all of the Shares from SAGA.  If the Company elects to redeem all of the Shares, it shall pay a redemption price that is either i) 110% of the Base Price if the Average Market Price on the Determination Date is greater than or equal 110% of the Base Price or, ii) the Average Market Price on the Determination Date, if the Average Market Price on the Determination Date is greater than or equal to the Base Price, but less than 110% of the Base Price.  If the Average Market Price on the Determination Date is less than the Base Price, the Company shall issue a promissory note (“Note”) to SAGA having a principal amount equal to the difference between such average closing prices, multiplied by the number of Shares.  The Note would bear interest at the rate of 8% per annum and mature on the twelfth month anniversary of the Note’s issuance.  A total of $3,100 was accrued for the settlement and legal fees as of March 31, 2011 and December 31, 2010, which is included in the accounts payable and accrued expenses on the Company’s consolidated balance sheet.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

As of March 31, 2011, the Company has outstanding liens of $2,252 against assets located in its South Korean subsidiary by various creditors related to $3,141 of past-due trade payables and accrued liabilities as of March 31, 2011, which is included in other current liabilities on the Company’s consolidated balance sheet.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If it cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea (See Note 12).

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

16.  Related Party Transactions

On August 1, 2010, the Company entered into an agreement with John Kang, the Company’s former Chairman, to provide consulting services to the Company through December 31, 2011 and on a month-to-month basis thereafter.  The Company paid $68 and $0 for his services during the three months ended March 31, 2011 and 2010, respectively.

On October 14, 2010, the Company signed an agreement with Innovative Materials Group, LLC. (“IMG”), a California limited liability company, which is majority owned by Mr. Kang.  Under the agreement, the Company received a deposit of $520 from IMG to purchase on behalf of IMG, machinery and equipment located in China.  The transaction was based on the potential negotiation and completion of a non-exclusive license agreement with IMG under which the machinery and equipment would be transferred to IMG either directly or through the transfer of ownership of the Company’s Chinese subsidiary, AMM, that owns the equipment (See Note 1).  This potential license agreement had not yet been completed as of March 31, 2011. The deposit is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

In March 2011, the Company paid $100 in advanced legal fees to defend Mr. Kang, as the Representative Director of our Korean Subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.

In October 2009, Thomas Steipp, the Company’s President and Chief Executive Officer, Ricardo Salas, the Company’s Vice President and Director, Mr. Salas, and Tony Chung, the Company’s Chief Financial Officer, and Mr. Kang acquired 100,000 shares of the Company’s Series A-1 Preferred Stock and 2,500,000 warrants for an aggregate cash price of $495.  The Series A-1 Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Further, the warrants are issuable into the Company’s common stock at an exercise price of $0.49 per share and will expire on July 31, 2015. On April 21, 2011, Mr. Steipp converted his 20,000 shares of Series A-1 Preferred Stock for a total of 1,130,688 shares of the Company’s common stock, including dividends received in the form of common stock.

In May 2009, the Company completed a transaction in which (i) the holders of the Company’s 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated “Series A-2 Preferred Stock,” together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (See Note 10).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which were organized by Abdi Mahamedi, the Company’s Chairman.  Mr. Mahamedi became a director and greater-than-5% beneficial owner of the Company by reason of the May 2009 transaction.  Mr. Salas and Mr. Kang are the Managing Partner for Carlyle Liquid Holdings, LLC and have voting and investment control over the shares held by Carlyle Liquid Holdings, LLC.  Additionally, Robert Biehl, a director of the Company, is a passive investor in Carlyle Liquid Holdings, LLC.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

From time to time, Mr. Biehl provided leadership consulting services to executive management of the Company.  During the three months ended March 31, 2011 and 2010, the Company incurred $0 and $42 for his consulting services.  In August 2010, the Company issued 300,000 shares of the Company’s stock in lieu of $42 of consulting services provided by Mr. Biehl during 2010.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    There were no revenues recognized from product sales and licensing fees from LLPG during the three months ended March 31, 2011 and 2010.  There are no outstanding trade receivables due from LLPG as of March 31, 2011 and December 31, 2010.

On August 6, 2010, the Company paid $360 to LLPG as a fee related to a modification of its existing exclusive license agreement in connection with the Apple licensing agreement.

In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a perpetual non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products.  In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, and the Company’s license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s exclusive license.

On June 1, 2008, the Company entered into a transaction with Grace Metal (currently Liquidmetal Korea Co., Ltd. “LMK”), under which (i) LMK agreed to purchase various equipment (including die casting machines and vacuum induction melters) used in the Company’s bulk amorphous alloy business segment and (ii) the Company granted LMK a 10-year exclusive license to manufacture products made from bulk Liquidmetal alloys for customers whose principal headquarters or whose major operations are located in South Korea.  LMK was formed by an investor group that includes the former director and officer of the Company, James Kang, who is also the brother of John Kang, former Chairman of the Company.

In consideration of the license agreement with LMK, the Company was entitled to a royalty of 10% of LMK’s net sales of licensed products (unless LMK’s margin on the products falls below specified levels, in which case a new royalty rate would have been negotiated in good faith).  Effective June 1, 2009, the royalty rate was adjusted to 5%.  On June 15, 2010, the license agreement with LMK was terminated.

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. There were no expenses incurred or revenue recognized from LMK during the three months ended March 31, 2011 and 2010.  There are no trade payables or trade receivables due to and from LMK outstanding as of March 31, 2011 and December 31, 2010.

Item 2 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a materials technology company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop and sell products and components from bulk amorphous alloys to customers in various industries, and we also partner with third-party licensees and distributors to develop and commercialize bulk Liquidmetal alloy products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.  In addition to our bulk alloys, we market and sell a line of proprietary amorphous alloy-based industrial coatings under the Liquidmetal ArmacorTM coatings brand.

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

Cost of sales consists primarily of the costs of direct material cost and direct labor cost while selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

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

Change in value of warrants consists of changes to the fair value of warrants outstanding at each period.  The warrants have been accounted for as a liability in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, with the change in fair values reported in earnings. The fair values are determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding warrants.

Change in value of conversion feature consists of changes to the fair value of the embedded conversion feature of our senior convertible notes.  The embedded conversion feature has been accounted for as a separate derivative instrument in accordance with FASB ASC Topic 815, Derivatives and Hedging, with a change in fair values reported in earnings.  The change in fair values is determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding conversion features.

In November 2010, we discontinued our manufacturing operations in South Korea due to recurring losses as a result of the continuing economic downturn.  The operating results of the Korean subsidiary are presented as discontinued operations.

In June 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  In December 2006, we exercised our right to own 19.9% of LSI and in 2007, we contributed additional $0.3 million into LSI as additional investment. The contribution did not change our 19.9% interest in LSI.  During 2009, we wrote-off our investment of $0.3 million in the joint venture due to lower than anticipated growth in the eye wear industry.  On August 6, 2010, SAGA filed an action against us in California State Superior Court claiming damages of $3.2 million for payment on a loan and for breach of contract in connection with the formation of LSI.

On April 6, 2011 (“The Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the parties terminated the joint venture between us and SAGA, (ii) both parties agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  The number of Shares issued to SAGA was based on the 30 days trailing, volume weighted average price (“Average Market Price”) of our stock as of the Effective Date (“Base Price”).  At any time prior to October 6, 2011 (“Determination Date”), we may redeem and repurchase all of the Shares from SAGA.  If we elect to redeem all of the Shares, we shall pay a redemption price that is either i) 110% of the Base Price if the Average Market Price on the Determination Date is greater than or equal 110% of the Base Price or, ii) the Average Market Price on the Determination Date, if the Average Market Price on the Determination Date is greater than or equal to the Base Price, but less than 110% of the Base Price.  If the Average Market Price on the Determination Date is less than the Base Price, we shall issue a promissory note (“Note”) to SAGA having a principal amount equal to the difference between such average closing prices, multiplied by the number of Shares.  The Note would bear interest at the rate of 8% per annum and mature on the twelfth month anniversary of the Note’s issuance.  A total of $3.1 million was accrued for the settlement and legal fees as of March 31, 2011 and December 31, 2010, which is included in the accounts payable and accrued expenses on our consolidated balance sheet.

On July 24, 2007, we transferred substantially all of the assets of our Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the coatings business.   We initially held a 69.25% ownership interest in LMC, however, during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional common shares to its noteholders, thus diluting our interest.  However, on December 15, 2010, we and two other members of LMC contributed additional capital into LMC in exchange for additional common unit membership.  As a result, our ownership interest in LMC increased to 72.86%.  The results of operations of LMC are consolidated and represent our Liquidmetal alloy industrial coatings segment for financial reporting purposes.

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

We believe that the following accounting policies are the most critical to our condensed consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

●	Exchange rate fluctuations
●	Warranty accrual
●	Allowance for doubtful accounts
●	Inventories at lower of cost or net realizable value
●	Assets at lower of cost or net realizable value
●	Deferred tax assets
●	Valuation of derivatives of warrants and embedded conversion features

Our Annual Report on Form 10-K/A for the year ended December 31, 2010, contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

Revenue. Revenue increased by $0.2 million to $2.9 million for the three months ended March 31, 2011 from $2.7 million for the three months ended March 31, 2010.  The increase consisted of a $0.4 million increase in revenue from a Bulk Alloy license agreement, which was offset by a decrease of $0.2 million from sales of our coating products and application services.

Cost of Sales. Cost of sales decreased to $1.7 million, or 59% of revenue, for the three months ended March 31, 2011 from $1.8 million, or 67% of revenue, for the three months ended March 31, 2010.  The decrease was a result of a continued change in revenue mix and a decrease in sales of our bulk Liquidmetal alloys, which also caused a decrease in our cost of sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $1.7 million, or 59% of revenue, for the three months ended March 31, 2011 from $1.3 million, or 48% of revenue, for the three months ended March 31, 2010. The increase was primarily a result of increases in legal fees of $0.1 million, increase in contracted services expenses of $0.1 million and an increase in salaries expenses of $0.1 million.

Research and Development Expenses. Research and development expenses were $0.4 million, or 14% of revenue, for the three months ended March 31, 2011 and $0.2 million, or 7% of revenue, for the three months ended March 31, 2010.  We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  Change in value of warrants decreased to a loss of $7.8 million, or 269% of revenue, for the three months ended March 31, 2011 from a gain of $1.8 million, or 67% of revenue, for the three months ended March 31, 2010.  The change in value of warrants, consisting of warrants issued from convertible and subordinated notes and convertible preferred stock issued between 2004 and 2009, was a significant loss for the three months ended March 31, 2011 primarily due to fluctuations in our stock price since December 31, 2010.

Change in Value of Conversion Feature.  There was no change in value of conversion feature expenses recorded for the three months ended March 31, 2011, due to the retirement of our convertible notes.  Change in value of conversion feature liability from our convertible notes resulted in a gain of $0.3 million during the three months ended March 31, 2010.

Loss from Discontinued Operations, net.  Loss from discontinued operations was $0.1 million, or 3% of revenue, for the three months ended March 31, 2011, and $0.4 million, or 15% of revenue, for the three months ended March 31, 2010 due to the discontinuation of our South Korean subsidiary in the fourth quarter of 2010.

Other Income.  Other income consisted of five thousand dollars and one thousand dollars of miscellaneous refunds for the three months ended March 31, 2011 and, 2010, respectively.

Interest Expense. Interest expense was $0.4 million, or 14% of revenue, for the three months ended March 31, 2011 and was $1.1 million, or 41% of revenue, for the three months ended March 31, 2010. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes and a revolving loan agreement. The decrease was due to the retirement of our senior convertible notes in 2010.

Interest Income.  Interest income was eight thousand dollars, for the three months ended March 31, 2011 for interest earned on cash deposits.  There was no interest income recorded for the three months ended March 31, 2010.

Liquidity and Capital Resources

Our cash used in operating activities was $1.4 million for the three months ended March 31, 2011 and our cash provided by operations was $0.3 million for the three months ended March 31, 2010.  Our working capital deficit increased from $17.5 million at December 31, 2010 to $27.4 million at March 31, 2011.  Our working capital deficit increase of $9.9 million was attributable largely to decrease in cash and cash equivalents of $1.7 million, decrease in deferred revenues of $0.3 million and increase in warrant liabilities of $7.8 million.

Our cash used in investing activities was $0.8 million for the year ended March 31, 2011 primarily from purchase of property and equipment.

Our cash provided by financing activities was $0.5 million for the year ended March 31, 2011.  We borrowed $2.0 million from a revolving loan, which were offset by payment of $1.5 million in borrowings from a revolving and term loan agreement executed in June 2010.  Our cash and cash equivalents as of March 31, 2011 was $3.4 million.

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through the fourth quarter of 2011.  However, we will likely require additional funding at or prior to that time.  We are actively seeking additional sources of capital through strategic and other potential transactions.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”), pursuant to which we used much of the proceeds from the transaction to pay off our then outstanding debt. However, as of March 31, 2011, our majority owned subsidiary, LMC, has $10.9 million of outstanding debt, including accrued interest payable.  All debt is secured by LMC’s assets.

Our capital requirements during the next twelve months will depend on numerous factors, including the success of existing products either in manufacturing or development, the development of new applications for Liquidmetal alloys, the resources we devote to develop and support our Liquidmetal alloy products and the success of pursuing strategic licensing and funded product development relationships with external partners.

In June 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy, (“SAGA”) a specialist precision parts manufacturer.  The joint venture is named Liquidmetal SAGA Italy, Srl (“LSI”).  We also entered into an exclusive manufacturing license agreement for the eyewear industry with LSI.  In December 2006, we exercised our right to own 19.9% of LSI and in 2007 and contributed an additional $0.3 million into LSI as additional investment.  The contribution did not change our 19.9% interest in LSI.  During 2009, we wrote-off our investment of $0.3 million in the joint venture due to lower than anticipated growth in the eyewear industry.  On August 6, 2010, SAGA filed a litigation case against us claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.

On April 6, 2011 (“The Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the parties terminated the joint venture between us and SAGA, (ii) both parties agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  The number of Shares issued to SAGA was based on the 30 days trailing, volume weighted average price (“Average Market Price”) of our stock as of the Effective Date (“Base Price”).  At any time prior to October 6, 2011 (“Determination Date”), we may redeem and repurchase all of the Shares from SAGA.  If we elect to redeem all of the Shares, we shall pay a redemption price that is either i) 110% of the Base Price if the Average Market Price on the Determination Date is greater than or equal 110% of the Base Price or, ii) the Average Market Price on the Determination Date, if the Average Market Price on the Determination Date is greater than or equal to the Base Price, but less than 110% of the Base Price.  If the Average Market Price on the Determination Date is less than the Base Price, we shall issue a promissory note (“Note”) to SAGA having a principal amount equal to the difference between such average closing prices, multiplied by the number of Shares.  The Note would bear interest at the rate of 8% per annum and mature on the twelfth month anniversary of the Note’s issuance.  A total of $3.1 million was accrued for the settlement and legal fees as of March 31, 2011 and December 31, 2010, which is included in the accounts payable and accrued expenses on our consolidated balance sheet.

We have outstanding liens of $2.3 million against assets located in our South Korean subsidiary by various creditors related to $3.1 million of past-due trade payables and accrued liabilities as of March 31, 2011.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.

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

As of March 31, 2011, the Company did not have any off-balance sheet arrangement.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2010, it was determined that reclassification of revenues and certain expenses related to discontinued operations of the Company’s manufacturing operations in South Korea were not properly reported in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations and the Company restated its numbers in the 10-K/A, filed on April 5, 2011.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2010 of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures, as of December 31, 2010, were not effective.  This determination was based primarily on the error described above.

During the quarter ended March 31, 2011, the Company has taken actions to evaluate the material weakness in our internal control over financial reporting. Because of the material weakness described in this Item 9A, management performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with the provisions of FASB ASC 205-20 with respect to the revenues and expenses allocation for discontinued operations.  Management is also proactively evaluating a more systemic consolidation process that eliminates some of the manual operations that are currently being performed.

We have concluded that the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Changes in Internal Control.   As a result of the error described above, management has and is currently re-evaluating the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and have performed additional analyses and post-closing review procedures designed to provide reasonable assurance that our consolidated financial statements were properly prepared.  Additionally, management has engaged an outside accounting consultant to assist in reviewing the Form 10-Q for the three months ended March 31, 2011.

PART II
OTHER INFORMATION

Item 1 – Legal Proceedings

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”) filed a complaint against us in the County of Orange in California claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of Liquidmetal Saga Italy, Srl, a joint venture between us and SAGA.  On April 6, 2011 (“The Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the parties terminated the joint venture between us and SAGA, (ii) both parties agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  The number of Shares issued to SAGA was based on the 30 days trailing, volume weighted average price (“Average Market Price”) of our stock as of the Effective Date (“Base Price”).  At any time prior to October 6, 2011 (“Determination Date”), we may redeem and repurchase all of the Shares from SAGA.  If we elect to redeem all of the Shares, we shall pay a redemption price that is either i) 110% of the Base Price if the Average Market Price on the Determination Date is greater than or equal 110% of the Base Price or, ii) the Average Market Price on the Determination Date, if the Average Market Price on the Determination Date is greater than or equal to the Base Price, but less than 110% of the Base Price.  If the Average Market Price on the Determination Date is less than the Base Price, we shall issue a promissory note (“Note”) to SAGA having a principal amount equal to the difference between such average closing prices, multiplied by the number of Shares.  The Note would bear interest at the rate of 8% per annum and mature on the twelfth month anniversary of the Note’s issuance.  A total of $3.1 million was accrued for the settlement and legal fees as of March 31, 2011 and December 31, 2010, which is included in the accounts payable and accrued expenses on our consolidated balance sheet.

There are no other material legal proceedings that are pending.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on April 5, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Removed and Reserved

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

10.1	Settlement and Equity Interest Purchase Agreement, dated April 6, 2011, between Liquidmetal Technologies, Inc. and SAGA S.p.A.

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 16, 2011	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)