Form 10-Q
period 2011-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2011-08-10
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

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
Yes   ☐   No  ☒

The number of common shares outstanding as of July 31, 2011 was 122,073,800.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

FORWARD-LOOKING INFORMATION

Statements in this report concerning future sales, expenses, profitability, financial resources, product mix, market demand and product development and other statements in this report concerning the future results of operations, financial condition and business of Liquidmetal Technologies, Inc. (“The Company”) are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including competition, the need for continued technology development and advances, the need for increased acceptance of products and alloys, our ability to continue to develop and extend our brand identity, our ability to anticipate and adapt to a competitive market, our ability to effectively manage rapidly expanding operations, the amount and timing of operating costs and capital expenditures relating to expansion of our business, our operations and infrastructure, our ability to provide superior customer service, our dependence upon key personnel and the like. The Company's most recent filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K/A for the year ended December 31, 2010, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

PART I
FINANCIAL INFORMATION
Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,838	$5,049
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $1	1,906	631
Inventories	1,065	1,016
Prepaid expenses and other current assets	624	1,264
Total current assets	6,433	7,960

Other Receivable	1,100	1,100
Property, plant and equipment, net	1,447	796
Long-lived assets to be disposed (Note 12)	3,909	3,758
Other intangibles, net	1,052	1,121
Other assets	237	310
Total assets	$14,178	$15,045

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,505	$2,041
Accrued liabilities	2,244	5,312
Accrued interest of majority-owned subsidiary	2,292	1,754
Deferred revenue	283	8
Short-term debt of majority-owned subsidiary (Note 7)	2,000	480
Long-term debt of majority-owned subsidiary, current portion (Note 7)	7,732	558
Warrant liabilities	15,902	12,819
Other liabilities, current portion (Note 12, Note 16)	3,720	3,626
Total current liabilities	35,678	26,598

Long-term debt of majority-owned subsidiary, net of current portion (Note 7)	-	7,404
Other long-term liabilities, net of current portion	1,193	681
Total liabilities	36,871	34,683

Shareholders' deficiency:
Liquidmetal Technologies, Inc. shareholders' deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,608,410 and 2,171,760 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	2	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 117,483,962 and 93,695,375 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	111	88
Additional paid-in capital	149,690	146,870
Accumulated deficit	(174,582)	(168,679)
Accumulated other comprehensive income	1,535	1,494
Total Liquidmetal Technologies, Inc. shareholders' deficiency	(23,244)	(20,225)
Noncontrolling interest	551	587
Total shareholders' deficiency	(22,693)	(19,638)

Total liabilities and shareholders' deficiency	$14,178	$15,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$3,639	$2,199	$6,499	$4,902
Cost of sales	2,576	1,320	4,281	3,092
Gross profit	1,063	879	2,218	1,810

Operating expenses
Selling, general, and administrative	1,494	1,416	3,226	2,706
Research and development	367	226	735	473
Total operating expenses	1,861	1,642	3,961	3,179
Loss from operations before non-controlling interest and discontinued operations	(798)	(763)	(1,743)	(1,369)

Change in value of warrants, gain (loss)	4,733	1,053	(3,083)	2,838
Change in value of conversion feature, gain	-	111	-	429
Other income	1	62	6	63
Other expense (Note 15)	(585)	-	(585)	-
Interest expense	(375)	(1,386)	(736)	(2,550)
Interest income	6	-	14	-

Income (loss) before non-controlling interest and discontinued operations	2,982	(923)	(6,127)	(589)

Loss from discontinued operations, net	(30)	(209)	(165)	(615)

Income (loss) from operations before non-controlling interest	2,952	(1,132)	(6,292)	(1,204)

Net (income) loss attributable to noncontrolling interest	(19)	94	36	136

Net income (loss) attributable to Liquidmetal Technologies	2,933	(1,038)	(6,256)	(1,068)

Other comprehensive (loss) income:
Foreign exchange translation (loss) gain	(4)	(182)	41	(107)
Comprehensive income (loss)	$2,929	$(1,220)	$(6,215)	$(1,175)

Per common share basic and diluted:
Net loss attributable to Liquidmetal Technologies, Inc. - basic
Income (loss) from continuing operations	$0.03	$(0.02)	$(0.06)	$(0.01)
Loss from discontinued operations	-	-	-	(0.01)
Basic loss per share	$0.03	$(0.02)	$(0.06)	$(0.02)

Net loss attributable to Liquidmetal Technologies, Inc. - diluted
Income (loss) from continuing operations	$0.02	$(0.02)	$(0.06)	$(0.01)
Loss from discontinued operations	-	-	-	(0.01)
Diluted loss per share	$0.02	$(0.02)	$(0.06)	$(0.02)

Number of weighted average shares - basic	116,353	48,477	105,024	48,030
Number of weighted average shares - diluted	181,002	48,477	105,024	48,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
For the Six Months Ended June 30, 2011
(in thousands, except share data)
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Non- controlling Interest	Total
Balance, December 31, 2010	2,171,760	93,695,375	$2	$88	$146,870	$(168,679)	$1,494	$587	$(19,638)
Conversion of preferred stock (Note 10)	(563,350)	19,292,158	-	19	(19)	-			-
Common stock issuance (Note 15)		4,496,429	-	4	2,796	-			2,800
Stock-based compensation	-	-	-	-	82	-	-	-	82
Dividend distribution	-	-	-	-	-	371	-	-	371
Dividend distribution to preferred units holder of majority-owned subsidiary	-	-	-	-	135	(18)	-	-	117
Tax distribution by majority-owned subsidiary	-	-	-	-	(174)	-	-	-	(174)
Foreign exchange translation gain	-	-	-	-	-	-	41	-	41
Net loss	-	-	-	-	-	(6,256)	-	(36)	(6,292)
Balance, June 30, 2011	1,608,410	117,483,962	$2	$111	$149,690	$(174,582)	$1,535	$551	$(22,693)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (unaudited)

	For the Six Months Ended June 30,
	2011	2010

Operating activities:
Net loss attributable to Liquidmetal Technologies, Inc.	$(6,091)	$(453)
Add: Loss related to discontinued operations	(165)	(615)
	(6,256)	(1,068)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Gain on disposal of asset	-	2
Loss attributable to noncontrolling interest of consolidated subsidiary	(36)	(136)
Depreciation and amortization	252	82
Amortization of debt discount	66	1,462
Stock-based compensation	82	73
Bad debt expense	(1)	20
Warranty recovery	-	(148)
Loss (gain) from change in value of warrants	3,083	(2,838)
Gain from change in value of conversion feature	-	(429)

Changes in operating assets and liabilities:
Trade accounts receivable	(1,275)	149
Inventories	(49)	65
Prepaid expenses and other current assets	640	-
Other assets	(129)	(80)
Accounts payable	(505)	989
Accrued expenses	585	(296)
Deferred revenue	275	208
Other liabilities	605	(30)
Net cash used in continuing operations	(2,663)	(1,975)
Net cash used in discontinued operations	(30)	136
Net cash used in operating activities	(2,693)	(1,839)

Investing Activities:
Purchases of property and equipment	(790)	(159)
Investment in patents and trademarks	-	(28)
Net cash used in investing activities	(790)	(187)

Financing Activities:
Proceeds from borrowings	4,669	8,184
Repayment of borrowings	(3,379)	(4,872)
Net cash provided by financing activities	1,290	3,312
Effect of foreign exchange translation	(18)	(519)
Net (decrease) increase in cash and cash equivalents	(2,211)	767

Cash and cash equivalents at beginning of period	5,049	151
Cash and cash equivalents at end of period	$2,838	$918

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

1.  Description of Business

Liquidmetal Technologies, Inc. (“Liquidmetal Technologies”) and its subsidiaries (collectively “the Company”) are in the business of developing and marketing products made from amorphous alloys. Liquidmetal Technologies markets and sells Liquidmetal® alloy industrial coatings and also markets and sells products and components from bulk Liquidmetal alloys that can be incorporated into the finished goods of its customers across a variety of industries.   The Company also partners with third-party licensees and distributors to develop and commercialize Liquidmetal alloy products.

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings (“Coatings”) and bulk Liquidmetal alloys (“Bulk Alloys”) (see Note 13). Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipes used by the oil drilling industry and boiler tubes used by coal-burning power plants. Bulk Liquidmetal alloys include potential market opportunities to sell products and components for medical devices, defense applications, and sporting goods.  In addition, the Bulk Alloys segment includes tooling and prototype sampling.  Furthermore, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

In July 2007, the Company transferred substantially all of the assets of its Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the assets and liabilities of the coatings business.  The transfer included the thermal spray coatings assets and liabilities acquired under a purchase agreement with Foster Wheeler Energy Services in June 2007.  The Company initially held a 69.25% ownership interest in LMC, however, during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional shares to its noteholders, thus diluting the Company’s interest (See Note 11).  On December 15, 2010, the Company and two other members of LMC contributed additional capital into LMC in exchange for additional common unit membership.  As a result, the Company’s ownership interest in LMC increased to 72.86%.  The results of operations of LMC are consolidated and represent the Company’s Coatings segment for financial reporting purposes.

In May 2010, LMC entered into a joint venture agreement with IMCO Alloys Private Limited (“IMCO”) to create a subsidiary named Liquidmetal Coatings Solutions India Private Limited (“LMCSI”) and engage in application services of Liquidmetal products as a protective coating.  Initially, under the joint venture agreement, LMC held 80% and IMCO held 20% of the outstanding Class A Shares of LMCSI.  LMC may, at its option, subscribe to Class B Shares of the Company.  In September 2010, LMC provided approximately $80 in capital equipment and was issued 358,204 Class B Shares of LMCSI.  As a result, LMC holds 88.6% and IMCO holds 11.4% ownership interest in LMCSI as of June 30, 2011.  The results of operations of LMCSI are consolidated into LMC and the Company and are included in the Company’s Coatings segment for financial reporting purposes.

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  The results of operations of AMM are consolidated and are included in the Company’s Bulk Alloys segment for financial reporting purposes.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, the Company’s former Chairman (see Note 17).

The Company currently owns a 166,000 square foot manufacturing facility (and leases the underlying ground) in Pyongtaek, South Korea, which became operational in the third quarter of 2002.  In November 2010, the Company ceased operations and shut down the South Korea manufacturing facility and plans to pursue strategic partnerships with other companies to leverage its resources, strength, and technologies to more rapidly develop and commercialize its products (See Note 12).

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

2.  Basis of Presentation and Recent Accounting Pronouncements

The accompanying condensed balance sheets as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 5, 2011.

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

Recent Accounting Pronouncements

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company is evaluating the impact of this guidance on its financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company is evaluating the impact of this guidance on its financial statements.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

3.  Liquidity

The Company has experienced losses from operations during most of the past several years and has an accumulated deficit of $174,582 as of June 30, 2011.  Cash used in operations for the six months ended June 30, 2011 was $2,693.  As of June 30, 2011, the Company’s principal source of liquidity is $2,838 of cash and $1,906 of trade accounts receivable.

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

On August 5, 2010, the Company entered into a license transaction with Apple Inc. (“Apple”).  The Company used proceeds from the transaction to pay off the then existing debt.  However, as of June 30, 2011, the Company’s majority owned subsidiary, LMC, has $12,024 of outstanding debt, including accrued interest payable (see Note 7).  All such LMC debt is secured only by the assets of LMC.

Additionally, LMC has $2,055 of preferred membership units and unpaid distribution outstanding as of June 30, 2011 (see Note 11).  If by December 31, 2011 the preferred membership units are not redeemed in full, LMC is required to initiate a private unit offering to the then-existing members of LMC for an amount of proceeds that will be adequate to fully redeem the preferred membership units.  If, by January 31, 2012, LMC is still not able to redeem the preferred membership units in full, the preferred membership unit holders shall receive additional common membership units equal to 12% of the common membership units then outstanding and an additional 2% of the common membership units per quarter until the preferred membership units are redeemed in full.  The Company has the potential to lose LMC as a majority-owned subsidiary at which point it would deconsolidate LMC for financial reporting purposes.

On May 27, 2011, Virginia Electric and Power Company (“Dominion”) filed a lawsuit against LMC’s wholly owned subsidiary, Liquidmetal Coatings Solutions, LLC. (“LMCS”), in the County of Chesterfield Virginia claiming damages of $2,523.  Dominion is alleging that LMCS breached its contract with Dominion by not complying with the coating requirements set forth in the contract.  The lawsuit filed by Dominion is limited to LMCS and to claims against LMC and LMCS’ assets only.  On July 11, 2011, LMCS responded by filing a counterclaim to Dominion for a breach of contract. In the counterclaim, LMCS claimed damages of $1,823 and requested that Dominion be required to pay the remaining balance on the contract.

As of June 30, 2011, the Company has outstanding liens of $2,308 against assets located in its South Korean subsidiary by various creditors related to $3,200 of past-due trade payables and accrued liabilities that are included in other current liabilities on the Company’s consolidated balance sheets.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If it cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea (See Note 12).

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
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

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

The Company has one Level 2 financial instrument, warrant liabilities, that is recorded at fair value on a recurring basis periodically.  The fair value for the warrants as of June 30, 2011 and December 31, 2010 was $15,902 and $12,819, respectively.  The warrant liabilities are recorded at fair value based on upon valuation models which utilize relevant factors such as expected life, volatility of the Company’s stock prices, risk free interest and dividend rate.

The Company believes that the estimated fair value of the debt of its subsidiary is not significantly different than the carrying value of the debt.

5.  Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$653	$267
Work in process	96	-
Finished goods	316	749
Total inventories	$1,065	$1,016

6.  Product Warranty

Management estimates product warranties as a percentage of certain bulk alloy product sales earned during the period.  As of June 30, 2011, the Company used 5% of bulk alloy product sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.  Additionally, as of June 30, 2011, the Company used 1% of coatings applications sales as an estimate of warranties to be claimed.

During the three and six months ended June 30, 2011, the Company recorded $9 and $0, respectively, of warranty expense.  During the three and six months ended June 30, 2010, the Company recorded $135 and $148 of net gain on warranty, respectively.  As of June 30, 2011 and December 31, 2010, $243 and $280, respectively, of outstanding warranty accrual is included in accrued liabilities.

7.  Debt of Majority-Owned Subsidiary

C3 Debt

On July 24, 2007, the Company completed a $11,500 financing transaction (the “Transaction”).  In the Transaction, the Company transferred substantially all of the assets of the Company’s Liquidmetal Coatings division to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the division.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners, L.P. (“C3”), C3 Capital Partners II, L.P. (“C3 II”, and with C3, the “C3 entities”) and a $5,000 senior credit facility with Bank Midwest, N.A., which was fully repaid in 2010.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $33 and $66 for the three and six months ended June 30, 2011, respectively.  Interest expense for the amortization of debt issuance cost was $46 and $90 for the three and six months ended June 30, 2010, respectively.

In the Transaction, LMC also entered into a Securities Purchase Agreement, dated July 24, 2007 (the “Securities Purchase Agreement”), with the C3 entities and Liquidmetal Coatings Solutions, LLC, a wholly owned subsidiary of LMC that will operate the thermal spray coatings business (“LMCS”).  Pursuant to the Securities Purchase Agreement, LMC issued to the C3 entities subordinated promissory notes in the aggregate principal amount of $6,500 (the “Subordinated Notes”). Under the Securities Purchase Agreement, the C3 entities have the right, beginning on July 24, 2012 (or, if earlier, upon a default by LMC under the Subordinated Notes or Securities Purchase Agreement) to require LMC to purchase the C3 entities’ membership interests in LMC for a purchase price equal to their pro rata portion of the greater of (i) the appraised fair market value of LMC or (ii) six times LMC’s trailing 12-month earnings before interest, taxes, depreciation, and amortization, less funded debt.

In connection with the Securities Purchase Agreement and the Subordinated Notes, the Company and LMC entered into pledge agreements with the C3 entities in which the Company pledged its membership interest in LMC to secure the obligations under the notes and LMC pledged its membership interests in LMCS to secure its obligations under the notes.  LMC and LMCS also granted to the C3 entities a blanket security interest in all of their assets to secure their obligations under the Subordinated Notes.

The Subordinated Notes have a maturity date of July 20, 2012 with no required principal payments before maturity other than upon specified triggering events, such as a change in control of LMC.  Interest accrues at an annual rate of 14%, with 12% interest being payable monthly beginning September 2007 and the remaining 2% interest being payable at maturity.  Since March 2009, LMC has failed to pay the monthly interest and has incurred additional 12% interest on the unpaid interest as penalty.  As of June 30, 2011 and December 31, 2010, LMC has outstanding $2,270 and $1,737 of unpaid interest outstanding, respectively, and $22 and $17 of penalty on unpaid interest, respectively, which are all included in accrued interest of majority-owned subsidiary on the Company’s consolidated balance sheets.

The gross outstanding loan balance, including accrued interest and penalty interest payable upon maturity of the Subordinated Notes totaled $9,324 and $8,716 as of June 30, 2011 and December 31, 2010, respectively.  Interest expense incurred under the Subordinated Notes totaled $245 and $507 for the three and six months ended June 30, 2011, respectively.  Interest expense incurred under the Subordinated Notes totaled $239 and $470 for the three and six months ended June 30, 2010, respectively.

Enterprise Debt

On June 25, 2010, LMC entered into a Credit Agreement (“Credit Agreement”) with Enterprise Bank & Trust (“Enterprise”).  The Credit Agreement provides for a total loan availability of $3,700, consisting of a $1,500 term loan (“Term Note”), a revolving loan of up to $2,000 (“Revolving Note”), and equipment loans (“Equipment Note”) of up to $200.  On June 22, 2011, the Credit Agreement was amended to modify certain terms and provide for (i) a revision of the maturity date for the Term Note to December 22, 2011, (ii) an extension of the maturity date of Revolving Note to December 22, 2011, and (iii) an adjustment of interest rate for the Term Note to 7%, the Revolving Note to 7.5% per annum and the Equipment Note to 6.75%.

LMC is required to make monthly principal payments of $50 per month and a balloon payment of the remaining amount of the Term Note upon maturity.  Interest payments under the Term Note are due at the beginning of each month and upon maturity of the Term Note.  Borrowing availability under the Revolving Note is based on a percentage of LMC’s eligible receivables.  LMC has the right to prepay the Term Note and the Revolving Note and the Equipment Note, in whole or in part, at any time without penalty or premium.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

The Credit Agreement, as amended, is secured by a blanket security interest in all of LMC’s assets.  Pursuant to a subordination agreement between the C3 entities and Enterprise, Enterprise’s security interest in the assets is senior to the C3 entities’ security interest in the same assets.

As of June 30, 2011 and December 31, 2010, the gross outstanding loan balance under the Term Note totaled $700 and $1,000, respectively, and the gross outstanding loan balance under the Revolving Note totaled $2,000 and $480, respectively. There are no amounts outstanding for the Equipment Note as of June 30, 2011 and December 31, 2010.  The Term Note is presented as long-term debt of majority-owned subsidiary, current portion and long-term debt of majority-owned subsidiary, net of current portion on the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively, and the Revolving Note is presented as short-term debt of majority-owned subsidiary on the Company’s consolidated balance sheets.  Interest expense incurred under the Term Note totaled $13 and $29, respectively, for the three and six months ended June 30, 2011.  Interest expense incurred under the Revolving Note totaled $12 and $26, respectively, for the three and six months ended June 30, 2011.  There was no interest expense incurred under the Term Note and the Revolving Note for the three and six months ended June 30, 2010.

8.  Warrant Liabilities

Pursuant to FASB ASC 480-10-25-14, Distinguishing Liabilities from Equity, the Company is required to report the value of its warrant as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss to current operations.  The change in fair value of warrants resulted in a gain of $4,733 and a loss of $3,083 for the three and six months ended June 30, 2011, respectively, and gains of $1,053 and $2,838 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company has outstanding warrant liabilities of $15,902 and $12,819, respectively.  The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model under the following assumptions:

	June 30, 2011	December 31, 2010
Expected Life in years	0.51 - 4.08	0.38 - 4.58
Volatility	123%	154%
Risk-Free Interest Rate	0.10% - 1.76%	0.19% - 2.01%

9.  Stock Compensation Plan

During the three and six months ended June 30, 2011, under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase 0 and 20,000 shares, respectively, of the Company’s common stock for an average price of $0.63.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

10.  Preferred Stock

On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement, the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share as part of a financing transaction.  The Series A-1 Preferred Stock and Series A-2 Preferred Stock are convertible into the Company’s common stock at conversion price of $0.10 and $0.22 per common share, respectively.  In connection with the Series A-1 and Series A-2 Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share which are convertible into the Company’s common stock at a conversion price of $0.10 per common share.  In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation, and an expiration date of January 3, 2012.

The preferred stock accrued cumulative dividends at an annual rate of 8%, which was payable semi-annually.  In conjunction with the Series A-1 Preferred Stock conversion the Company granted in-kind dividends to the preferred stock holders, which were simultaneously converted into 1,365,863 shares of common stock. As of June 30, 2011 and December 31, 2010, the Company has accrued dividends of $691 and $1,063, respectively, included in accrued liabilities.  The dividends were payable in cash or in kind by the issuance by the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

On November 3, 2010, the Company filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the "Amended Designation") for the Company's Series A-1 and Series A-2 Preferred Stock (the "Series A Preferred Stock").  The Amended Designation was approved by the requisite vote of the holders of the Company's Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a Consent Agreement entered into between the Company and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement").  The Amended Designation amended the terms of the Series A Preferred Stock by (i) providing that dividends ceased accruing thereon as of June 1, 2010, (ii) the liquidation preference and corresponding conversion value on the Series A Preferred Stock was increased from 1.0 to 1.08 of the sum of the issue price and accrued but unpaid dividends, (iii) the Series A Preferred Stock was now mandatorily convertible at any time at the option of the Company without condition, and (iv) the Series A Preferred Stock will no longer have any price-based anti-dilution rights.  The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the warrants held by the holders signing the Consent Agreement (to the extent such warrants were issued in connection with the original issuance of the Series A Preferred Stock) would be extended to an expiration date of July 2015 and the price-based anti-dilution rights on such warrants were removed.

As of June 30, 2011 and December 31, 2010, and after certain conversions, the Company has 520,757 and 658,614 shares of the Series A-1 Preferred Stock outstanding, respectively.  As of June 30, 2011 and December 31, 2010, and after certain conversions, the Company has 1,087,653 and 1,513,146 shares of the Series A-2 Preferred Stock outstanding, respectively.

11.  Preferred Units of Subsidiary

On February 22, 2008, LMC completed a transaction under which it issued and sold $2,500 in preferred membership units to two minority members of LMC.  Immediately following the sale of the preferred membership units, the subscription proceeds (after a 1% transaction fee) were distributed to LMC’s common unit members, and as a result of such distribution, the Company received approximately $1,714 in the distribution.  The preferred membership units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance through cash payment or distribution in excess of the 14% priority return.  LMC is required to redeem the preferred membership units on or before the second anniversary of the issue date and failure to redeem the preferred membership units at the specified time will result in the preferred membership unit holders receiving an additional 2% of common membership units per quarter until the preferred membership units are redeemed in full.  An additional 2,767 common membership units were issued during 2010 as a result of LMC’s non-redemption.

On December 15, 2010, the Company and two other members of LMC contributed an additional $1,444 into LMC in exchange for additional common membership units.  The proceeds of the contribution were used to make a distribution to the two holders of the preferred membership units in the aggregate amount of $813, which represented the accrued but unpaid priority return of the preferred membership units, and to redeem an aggregate of 381 preferred membership units owned by the two holders at an aggregate redemption price of $1,194.  Additionally, if by December 31, 2011, the preferred membership units are not redeemed in full, LMC is required to initiate a private unit offering to the then-existing members of LMC for an amount of proceeds that will be adequate to fully redeem the preferred membership units.  If by January 31, 2012, LMC is still not able to redeem the preferred membership units in full, the preferred membership unit holders shall receive additional common membership units equal to 12% of the common membership units then outstanding and an additional 2% of the common membership units per quarter until the preferred membership units are redeemed in full.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

As of June 30, 2011, LMC has redeemed $592 of its preferred membership units, has paid distributions of $1,094 in priority returns to the preferred membership unit holders and has unpaid distributions of $174 in priority return to the preferred membership unit holders.  The total preferred membership units outstanding, including unpaid distributions, are $2,055 and $1,785 as of June 30, 2011 and December 31, 2010, respectively.

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

As of June 30, 2011, the Company has outstanding liens of $2,308 against LMTK assets by various creditors that resulted from $3,200 of past-due trade payables.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If the Company cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.  The Company is currently in the process of selling its manufacturing plant in Pyongtaek, Korea through a court appointed auction sale whereby the proceeds from the sale will be used to satisfy the liabilities from the aforementioned creditors.  Additional liabilities may be incurred from the auction as well as interest and penalties on liens but are not yet quantifiable as of June 30, 2011.

Summarized operating results of LMTK’s discontinued operations are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue	$-	$3	$-	$4
Loss from discontinued operations, net	(30)	(209)	(165)	(615)

The Company reclassified certain of LMTK assets into long-lived assets to be disposed as follows:

	June 30, 2011	December 31, 2010

Restricted cash	$-	$46
Prepaid expenses and other current assets	395	375
Property, plant and equipment, net	3,462	3,288
Other assets	52	49
Total of long-lived assets to be disposed	$3,909	$3,758

The Company believes that the amounts above have been recorded at their net realizable value.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

13.  Segment Reporting and Geographic Information

In accordance with ASC 280, Segment Reporting, summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Bulk Alloy	Segment Totals
Three months ended June 30, 2011
Revenue to external customers	$3,409	$230	$3,639
Gross profit	1,125	(62)	1,063
Total segment income (loss)	70	(403)	(333)

Three months ended June 30, 2010
Revenue to external customers	$1,999	$200	$2,199
Gross profit	736	143	879
Total segment loss	(308)	(64)	(372)

Six months ended June 30, 2011
Revenue to external customers	$5,750	$749	$6,499
Gross profit	1,946	272	2,218
Total segment loss	(134)	(594)	(728)

Six months ended June 30, 2010
Revenue to external customers	$4,545	$357	$4,902
Gross profit	1,553	257	1,810
Total segment loss	(443)	(220)	(663)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Total segment loss	$(333)	$(372)	$(728)	$(663)
General and administrative expenses, excluded	(825)	(733)	(1,720)	(1,376)

Consolidated loss before interest, income taxes, and noncontrolling interests	$(1,158)	$(1,105)	$(2,448)	$(2,039)

Change in value of warrants, (loss) gain	4,733	1,053	(3,083)	2,838
Change in value of conversion feature, gain	-	111	-	429
Other income	1	62	6	63
Interest expense	(15)	(1,044)	(31)	(1,880)
Interest income	6	-	14	-
Income attributable to noncontrolling interest	(19)	94	36	136
Loss from discontinued operations, net	(30)	(209)	(165)	(615)
Consolidated net income (loss) attributable to Liquidmetal Technologies, Inc.	$3,518	$(1,038)	$(5,671)	$(1,068)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting fees, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

The Company had two customers representing greater than 10% of its revenue for the six months ended June 30, 2011.  There was no customer representing greater than 10% of its revenue for the six months ended June 30, 2010.  During the three and six months ended June 30, 2011, the Company had revenue from sales to companies outside of the United States of $730 and $1,816, respectively, mostly for LMC coating materials.  During the three and six months ended June 30, 2010, the Company had revenue from sales to companies outside of the United States of $651 and $1,167, respectively.

Long-lived assets include net property, plant, and equipment, and net intangible assets.  The Company had long-lived assets, including long-lived assets to be disposed of other than by sale, of $4,204 and $3,288 at June 30, 2011 and December 31, 2010, respectively, that are located outside of the United States.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	June 30,	December 31,
	2011	2010

Coatings	$5,436	$2,339
Bulk Alloys	1,275	1,757
Total segment assets	$6,711	$4,096
Cash and cash equivalents	2,017	5,072
Prepaid expenses and other current assets	295	787
Other property, plant and equipment	61	37
Intangibles, net	1,036	1,105
Other assets	149	190
Long-lived assets to be disposed of	3,909	3,758
Total consolidated assets	$14,178	$15,045

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

The following were outstanding at June 30, 2011 and were included in the computation of diluted EPS for the three months ended June 30, 2011, but due to the overall net loss for the six months ended June 30, 2011, they were not included in the computation of diluted EPS as the inclusion would have been antidilutive.

	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011

Weighted average basic shares	116,353,279	105,024,328
Effect of dilutive securities:
Stock options	2,690,298	-
Warrants	2,511,871	-
Conversion of preferred stocks and dividends	59,446,427	-
Weighted average diluted shares	181,001,875	105,024,328

15.  Commitments and Contingencies

In June 2006, the Company entered into a joint venture agreement with SAGA, SpA in Padova, Italy (“SAGA”), a specialist precision parts manufacturer.  The joint venture was named Liquidmetal SAGA Italy, Srl (“LSI”).  On August 6, 2010, SAGA filed a litigation case against the Company claiming damages of $3,200 for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.

On April 6, 2011 (the “Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between the Company and SAGA was terminated, (ii) the Company and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  As of June 30, 2011 and December 31, 2010, a total of $0 and $3,100, respectively, were included in accrued liabilities on the Company’s consolidated balance sheets for the settlement and legal fees.

The number of Shares issued to SAGA was based on the 30 day trailing, volume weighted average price (“Average Market Price”) of the Company’s stock as of the Effective Date (“Base Price”).  At any time prior to October 6, 2011 (“Determination Date”), the Company may redeem and repurchase all of the Shares from SAGA.  If the Company elects to redeem all of the Shares, it will pay a redemption price that is either (i) 110% of the Base Price if the Average Market Price on the Determination Date is greater than or equal to 110% of the Base Price, or (ii) the Average Market Price on the Determination Date, if the Average Market Price on the Determination Date is greater than or equal to the Base Price, but less than 110% of the Base Price.  If the Average Market Price on the Determination Date is less than the Base Price, the Company will issue a promissory note (“Note”) to SAGA having a principal amount equal to the difference between such average closing prices, multiplied by the number of Shares.  The Note would bear interest at the rate of 8% per annum and mature on the twelve month anniversary of the Note’s issuance.   On June 30, 2011, the Company’s stock price was less than the Base Price and the Company recorded a contingent liability of $585, which was included in other long-term liabilities, net of current portion, on the Company’s consolidated balance sheets as of June 30, 2011.

On May 27, 2011, Dominion filed a lawsuit against LMC’s wholly owned subsidiary, Liquidmetal Coatings Solutions, LLC. (“LMCS”), in the County of Chesterfield Virginia claiming damages of $2,523.  Dominion is alleging that LMCS breached its contract with Dominion by not complying with the coating requirements set forth in the contract.  The lawsuit filed by Dominion is limited to LMCS and to claims against LMC and LMCS’ assets only.  On July 11, 2011, LMCS responded by filing a counterclaim to Dominion for a breach of contract. In the counterclaim, LMCS claimed damages of $1,823 and requested that Dominion be required to pay the remaining balance on the contract.

As of June 30, 2011, the Company has outstanding liens of $2,308 against assets located in its South Korean subsidiary by various creditors related to $3,200 of past-due trade payables and accrued liabilities as of June 30, 2011, which is included in other current liabilities on the Company’s consolidated balance sheets.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If it cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in Korea (See Note 12).

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.  Unless specifically noted above, during the periods presented we have not recorded any accrual for loss contingencies associated with the legal proceedings described above; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

16.  Related Party Transactions

On August 1, 2010, the Company entered into an agreement with John Kang, the Company’s former Chairman, to provide consulting services. .  The Company terminated this agreement as of July 31, 2011, but payments of $20 per month shall continue through the notice period which ends on October 31, 2011.  The Company paid $60 and $128 for his services during the three and six months ended June 30, 2011, respectively.  There were no such payment during the three and six months ended June 30, 2010.

On October 14, 2010, the Company signed an agreement with Innovative Materials Group, LLC (“IMG”), a California limited liability company, which is majority owned by Mr. Kang.  Under the agreement, the Company received a deposit of $520 from IMG to purchase on behalf of IMG, machinery and equipment located in China.  The transaction was based on the potential negotiation and completion of a non-exclusive license agreement with IMG under which the machinery and equipment would be transferred to IMG either directly or through the transfer of ownership of the Company’s Chinese subsidiary, AMM, that owns the equipment (See Note 1).  The license agreement, along with a stock purchase agreement, were completed on August 5, 2011 (See Note. 17). The $520 deposit is included in other liabilities on the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2011.

In March 2011, the Company paid $100 in advanced legal fees to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.  The Company has also incurred an additional $3 in legal fees as of June 30, 2011, which is included in accounts payable on the Company’s consolidated balance sheets.

In October 2009, Thomas Steipp, the Company’s President and Chief Executive Officer, Ricardo Salas, the Company’s Vice President and Director, Tony Chung, the Company’s Chief Financial Officer, and Mr. Kang acquired a total of 100,000 shares of the Company’s Series A-1 Preferred Stock and 2,500,000 warrants to purchase 2,500,000 shares of the Company’s common stock for an aggregate cash price of $495.  The Series A-1 Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Furthermore, the warrants can be exercised for shares of the Company’s common stock at an exercise price of $0.49 per share and will expire on July 31, 2015. On April 21, 2011, Mr. Steipp converted his 20,000 shares of Series A-1 Preferred Stock into a total of 1,130,688 shares of the Company’s common stock, including dividends received in the form of common stock.

In May 2009, the Company completed a transaction in which (i) the holders of the Company’s 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated as “Series A-2 Preferred Stock,” together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (See Note 10).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which were organized by Abdi Mahamedi, the Company’s Chairman.  Mr. Mahamedi became a director and greater-than-5% beneficial owner of the Company by reason of the May 2009 transaction.  Mr. Salas and Mr. Kang are the Managing Partners for Carlyle Liquid Holdings, LLC and have voting and investment control over the shares held by Carlyle Liquid Holdings, LLC.  Additionally, Robert Biehl, a director of the Company, is a passive investor in Carlyle Liquid Holdings, LLC.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

From time to time, Mr. Biehl has provided leadership consulting services to executive management of the Company.  During the three and six months ended June 30, 2010, the Company incurred $0 and $42, respectively, for his consulting services.  In August 2010, the Company issued 300,000 shares of the Company’s common stock to Mr. Biehl in lieu of $42 for consulting services provided by Mr. Biehl during 2010.  There were no consulting services provided to the Company by Mr. Biehl during the three and six months ended June 30, 2011.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    There were no revenues recognized from product sales and licensing fees from LLPG during the three and six months ended June 30, 2011 and 2010.  There are no outstanding trade receivables due from LLPG as of June 30, 2011 and December 31, 2010.

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

The Company purchased production supplies and outsourced production of certain bulk alloy production with LMK. In June 2008, the Company began sharing the use of its manufacturing facility and production equipment in Pyongtaek, South Korea, with LMK as the Company began significant outsourcing of its bulk alloy parts production. There were no expenses incurred or revenue recognized from LMK during the three and six months ended June 30, 2011 and 2010.  There are no trade payables or trade receivables due to and from LMK outstanding as of June 30, 2011 and December 31, 2010.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

17.  Subsequent Even

On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $520 deposit previously paid to the Company and the $200 balance of the Purchase Price will be paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.  Interest shall accrue and be paid at maturity along with the principal balance.

In conjunction with the Stock Purchase Agreement, the Company also entered into a License Agreement (the “License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines, as defined by the License Agreement (the “Licensed Products”).  The license agreement grants a non-exclusive license to certain product categories listed in the License Agreement, as well as an exclusive license to specific types of consumer eyewear products.  The License Agreement obligates IMG to pay the Company a running royalty based on its sales of Licensed Products, and the license will expire on August 5, 2021.

Item 2 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A  for the fiscal year ended December 31, 2010 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, and Form 8-K and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings and bulk Liquidmetal alloy products.  Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. Bulk Liquidmetal alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure good; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development, product licensing and arrangements, and research and development revenue relating primarily to defense and medical applications.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

In June 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy (“SAGA”), a specialist precision parts manufacturer.  The joint venture was named Liquidmetal SAGA Italy, Srl (“LSI”).  On August 6, 2010, SAGA filed an action against us in California State Superior Court claiming damages of $3.2 million for payment on a loan and for breach of contract in connection with the formation of LSI.

On April 6, 2011 (the “Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between us and SAGA was terminated, (ii) we and SAGA both agreed to cause certain pending legal actions against each other to be dismissed with prejudice, (iii) we paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  As of June 30, 2011 and December 31, 2010, a total of $0 and $3,100, respectively, were included in accrued liabilities on our consolidated balance sheets for the settlement and legal fees.

The number of Shares issued to SAGA was based on the 30 day trailing, volume weighted average price (“Average Market Price”) of our stock as of the Effective Date (“Base Price”).  At any time prior to October 6, 2011 (“Determination Date”), we may redeem and repurchase all of the Shares from SAGA.  If we elect to redeem all of the Shares, we will pay a redemption price that is either (i) 110% of the Base Price if the Average Market Price on the Determination Date is greater than or equal to 110% of the Base Price, or (ii) the Average Market Price on the Determination Date, if the Average Market Price on the Determination Date is greater than or equal to the Base Price, but less than 110% of the Base Price.  If the Average Market Price on the Determination Date is less than the Base Price, we will issue a promissory note (“Note”) to SAGA having a principal amount equal to the difference between such average closing prices, multiplied by the number of Shares.  The Note would bear interest at the rate of 8% per annum and mature on the twelve month anniversary of the Note’s issuance.  On June 30, 2011, our stock price was less than the Base Price and the Company recorded a contingent liability of $585, which was included in other long-term liabilities, net of current portion, on our consolidated balance sheets as of June 30, 2011.

On July 24, 2007, we transferred substantially all of the assets of our Liquidmetal alloy industrial coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the coatings business.   We initially held a 69.25% ownership interest in LMC, however, during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional common shares to its noteholders, thus diluting our interest.  On December 15, 2010, we and two other members of LMC contributed additional capital into LMC in exchange for additional common membership units.  As a result, our ownership interest in LMC increased to 72.86%.  The results of operations of LMC are consolidated and represent our Liquidmetal alloy industrial coatings segment for financial reporting purposes.

In May 2010, LMC entered into a joint venture agreement with IMCO Alloys Private Limited (“IMCO”) to create a subsidiary named Liquidmetal Coatings Solutions India Private Limited (“LMCSI”) and engage in application services of Liquidmetal products as a protective coating.  Initially, under the joint venture agreement, LMC held 80% and IMCO held 20% of the outstanding Class A Shares of LMCSI.  LMC may, at its option, subscribe to Class B Shares of LMCSI.  In September 2010, LMC provided to LMCSI approximately $0.1 million in capital equipment and was issued 358,204 of Class B Shares of LMCSI.  As of June 30, 2011, LMC holds an 88.60% ownership interest in LMCSI.

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  We have used and are using the license fee from this transaction to pay off noteholders and other indebtedness and to fund operations.  In connection with this transaction, our ongoing obligations to Apple (including the obligation to transfer new intellectual property to CIP) are secured through August 2012 by a security interest in substantially all of our assets, and if we are unable to comply with these obligations, Apple may be entitled to foreclose on such assets.

On August 5, 2011, we signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Innovative Materials Group (“IMG”), which is majority owned by John Kang, our former Chairman, to sell all of the stock of AMM for $0.7 million (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $0.5 million deposit previously paid to us and the $0.2 million balance of the Purchase Price will be paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.  Interest shall accrue and be paid at maturity along with the principal balance.

In conjunction with the Stock Purchase Agreement, we also entered into a License Agreement (the “License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines, as defined by the License Agreement (the “Licensed Products”).  The license agreement grants a non-exclusive license to certain product categories listed in the License Agreement, as well as an exclusive license to specific types of consumer eyewear products.  The License Agreement obligates IMG to pay us a running royalty based on its sales of Licensed Products, and the license will expire on August 5, 2021.

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

We believe that the following accounting policies are the most critical to our condensed consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Exchange rate fluctuations
•	Warranty accrual
•	Allowance for doubtful accounts
•	Inventories at lower of cost or net realizable value
•	Assets at lower of cost or net realizable value
•	Deferred tax assets
•	Valuation of derivatives of warrants and embedded conversion features

Our Annual Report on Form 10-K/A for the year ended December 31, 2010, contains further discussions on our critical accounting policies and estimates.

Results of Operations

	For the Three Months Ended June 30, 2011 (in millions)				For the Three Months Ended June 30, 2010 (in millions)
	Bulk Alloy	Coatings	Total	Percentage of Revenue	Bulk Alloy	Coatings	Total	Percentage of Revenue	Increase (Decrease)
Revenue	$0.2	$3.4	$3.6	100%	$0.2	$2.0	$2.2	100%	$1.4
Cost of Sales	0.3	2.3	2.6	71%	0.1	1.2	1.3	60%	1.3
Selling, General and Administrative Expenses	0.9	0.6	1.5	41%	0.7	0.7	1.4	64%	0.1
Research and Development Expenses	0.3	0.1	0.4	10%	0.2	-	0.2	10%	0.2
Change in Value of Warrants, gain	4.7	-	4.7	130%	1.1	-	1.1	48%	3.6
Change in Value of Conversion Feature, gain	-	-	-	-	0.1	-	0.1	5%	(0.1)
Loss from Discontinued Operations, net	-	-	-	-	0.2	-	0.2	10%	(0.2)
Other Income	-	-	-	-	0.1	-	0.1	3%	(0.1)
Other Expense	0.6	-	0.6	16%	-	-	-	0%	0.6
Interest Expense	-	0.4	0.4	10%	1.1	0.3	1.4	63%	(1.0)

	For the Six Months Ended June 30, 2011 (in millions)				For the Six Months Ended June 30, 2010 (in millions)
	Bulk Alloy	Coatings	Total	Percentage of Revenue	Bulk Alloy	Coatings	Total	Percentage of Revenue	Increase (Decrease)
Revenue	$0.7	$5.8	$6.5	100%	$0.4	$4.5	$4.9	100%	$1.6
Cost of Sales	0.5	3.8	4.3	66%	0.1	3.0	3.1	63%	1.2
Selling, General and Administrative Expenses	1.9	1.3	3.2	50%	1.4	1.3	2.7	55%	0.5
Research and Development Expenses	0.6	0.1	0.7	11%	0.4	0.1	0.5	10%	0.2
Change in Value of Warrants, (loss) gain	(3.1)	-	(3.1)	(47)%	2.8	-	2.8	58%	(5.9)
Change in Value of Conversion Feature, gain	-	-	-	-	0.4	-	0.4	9%	(0.4)
Loss from Discontinued Operations, net	-	-	-	-	0.6	-	0.6	13%	(0.6)
Other Income	-	-	-	-	0.1	-	0.1	1%	(0.1)
Other Expense	0.6	-	0.6	9%	-	-	-	0%	0.6
Interest Expense	-	0.7	0.7	11%	1.9	0.7	2.6	52%	(1.9)

Revenue. The $1.4 million increase in revenue for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is mainly due to increases in revenue from sales of our coating products and application services.  In particular, the Coatings applications business added more new customer accounts during the three months ended June 30, 2011.  The $1.6 million increase in revenue for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is mainly due to a $1.3 million increase in revenue from sales of our coating products into new markets including China and application services adding more new customer accounts and a $0.3 million license fee revenue from a bulk Liquidmetal alloy license agreement.

Cost of Sales.  The $1.3 million increase in cost of sales for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was mainly due to an increase in revenue activity of our coatings application services from new customer accounts.  The $1.2 million increase in cost of sales for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is mainly due to the increased revenue activity of our coatings application services from new customer accounts as well as our coating products business entering into new markets in China and the increase in Liquidmetal bulk alloy production at AMM.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expense for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is mainly due to increases in salary for additional sales and marketing force for our bulk Liquidmetal alloy segment and additional administrative and management personnel, an increase in patent and trademark expense and an increase in legal expense.

Research and Development Expenses. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  The change in value of warrants, consisting of warrants issued in connection with convertible and subordinated notes and convertible preferred stock issued between 2004 and 2009, was a significant gain for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to the decrease in our stock price and the timely expiration of certain warrants that occurred during the three months ended June 30, 2011. The change in value of warrants was a loss for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to the increase in our stock price during the six months ended June 30, 2011.

Change in Value of Conversion Feature.  There was no change in value of conversion feature expenses recorded for the three and six months ended June 30, 2011, due to the retirement of our convertible notes in 2010.  The gain in change in value of conversion feature expenses for the three and six months ended June 30, 2010 was due to the decrease in our stock price since the three and six months ended June 30, 2010.

Loss from Discontinued Operations, net.  Loss from discontinued operations was due to the discontinuation of our South Korean subsidiary in the fourth quarter of 2010.

Other Income.  Other income consisted of write-off of accounts payable for the three and six months ended June 30, 2010.  There was no other income for the three and six months ended June 30, 2011.

Other Expense.  Other expense of $0.6 million during the three and six months ended June 30, 2011 was due to the recording of a contingent liability as of June 30, 2011 related to our SAGA settlement on April 6, 2011.

Interest Expense. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes and a revolving loan agreement. The decrease was due to the retirement of our senior convertible notes in 2010.

Liquidity and Capital Resources

Our cash used in operating activities was $2.7 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.  Our working capital deficit increased from $18.6 million at December 31, 2010 to $29.2 million at June 30, 2011.  Our working capital deficit increase of $10.6 million was attributable largely to an increase in long-term debt of majority owned subsidiary, current portion, of $7.2 million, an increase in warrant liabilities of $3.1 million and an increase in deferred revenue of $0.3 million.

Our cash used in investing activities was $0.8 million for the six months ended June 30, 2011 primarily from purchase of property and equipment.

Our majority owned subsidiary provided cash from financing activities of $1.3 million for the six months ended June 30, 2011. Our majority owned subsidiary borrowed $4.7 million from a revolving loan, which was offset by the payment of $3.4 million for a revolving and term loan agreement that was executed in June 2010.  Our cash and cash equivalents as of June 30, 2011 was $2.8 million.

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

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”).  We used proceeds from the transaction to pay off our then outstanding debt. However, as of June 30, 2011, our majority owned subsidiary, LMC, has $12.0 million of outstanding debt, including accrued interest payable.  All such LMC debt is secured only by the assets of LMC.

Additionally, LMC has $2.0 million of preferred units and unpaid distribution outstanding as of June 30, 2011.  If by December 31, 2011 the preferred units are not redeemed in full, LMC is required to initiate a private unit offering to the then-existing members LMC for an amount of proceeds that will be adequate to fully redeem the preferred units.  If by January 31, 2012, LMC is still not able to redeem in full the preferred units, the preferred unit holders will receive additional common membership units equal to 12% of the common membership units then outstanding and an additional 2% of the common membership units per quarter until the preferred units are redeemed in full.  We have the potential to lose LMC as a majority owned subsidiary at which point we would deconsolidate LMC for financial reporting purposes.

On May 27, 2011, Virginia Electric and Power Company (“Dominion”) filed a lawsuit against LMC’s wholly owned subsidiary, Liquidmetal Coatings Solutions, LLC. (“LMCS”), in Circuit Court of Chesterfield County, Virginia claiming damages of $2.5 million.  Dominion is alleging that LMCS breached its contract with Dominion by not complying with the coating requirements set forth in the contract.  The lawsuit filed by Dominion is limited to LMCS and to claims against LMC and LMCS’ assets only.  On July 11, 2011, LMC responded by filing a counterclaim against Dominion for a breach of contract.  In the counterclaim, LMC claimed damages of $1.8 million and requested that Dominion be required to pay the remaining balance on the contract.

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

We have outstanding liens of $2.3 million against assets located in our South Korean subsidiary by various creditors related to $3.2 million of past-due trade payables and accrued liabilities as of June 30, 2011.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea.

Off Balance sheets Arrangements

An off-balance sheets arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) retained a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging, or research and development arrangements with the Company.

As of June 30, 2011, the Company did not have any off-balance sheets arrangement.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have concluded that the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with Generally Accepted Accounting Principles.

Changes in Internal Control.

Subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2010, it was determined that reclassification of revenues and certain expenses related to discontinued operations of the Company’s manufacturing operations in South Korea were not properly reported in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations and the Company restated its numbers in the Form 10-K/A, filed on April 5, 2011.

As a result of the error described above, management has re-evaluated the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and has performed additional analyses and post-closing review procedures designed to provide reasonable assurance that our consolidated financial statements were properly prepared, including engaging an outside accounting consultant to assist in reviewing the Form 10-Q for the three and six months ended June 30, 2011.

There have been no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 – Legal Proceedings

On May 27, 2011, Dominion filed a lawsuit against LMC’s wholly owned subsidiary, Liquidmetal Coatings Solutions, Inc. (“LMCS”), in Circuit Court of Chesterfield County, Virginia claiming damages of $2.5 million.  Dominion is alleging that LMCS breached its contract with Dominion by not complying with the coating requirements set forth in the contract.  The lawsuit filed by Dominion is limited to LMCS and to claims against LMC and LMCS’ assets only.  On July 11, 2011, LMCS responded by filing a counterclaim against Dominion for a breach of contract.  In the counterclaim, LMCS claimed damages of $1.8 million and requested that Dominion be required to pay the remaining balance on the contract.

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), filed a complaint against us in the County of Orange in California claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of Liquidmetal Saga Italy, Srl (“LSI”), a joint venture between us and SAGA.  On April 6, 2011 (the “Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between us and SAGA was terminated, (ii) we and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  A total of $0 and $3.1 million was accrued for the settlement and legal fees as of June 30, 2011 and December 31, 2010, respectively, which is included in accrued liabilities on our consolidated balance sheets.

The number of Shares issued to SAGA was based on the 30 day trailing, volume weighted average price (“Average Market Price”) of our stock as of the Effective Date (“Base Price”).  At any time prior to October 6, 2011 (“Determination Date”), we may redeem and repurchase all of the Shares from SAGA.  If we elect to redeem all of the Shares, we will pay a redemption price that is either (i) 110% of the Base Price if the Average Market Price on the Determination Date is greater than or equal to 110% of the Base Price, or (ii) the Average Market Price on the Determination Date, if the Average Market Price on the Determination Date is greater than or equal to the Base Price, but less than 110% of the Base Price.  If the Average Market Price on the Determination Date is less than the Base Price, we will issue a promissory note (“Note”) to SAGA having a principal amount equal to the difference between such average closing prices, multiplied by the number of Shares.  The Note would bear interest at the rate of 8% per annum and mature on the twelve month anniversary of the Note’s issuance.  On June 30, 2011, our stock price was less than the Base Price and the Company recorded a contingent liability of $585, which was included in other long-term liabilities, net of current portion, on our consolidated balance sheets as of June 30, 2011.

There are no other material legal proceedings that are pending.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on April 5, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Removed and Reserved

Item 5 – Other Information

On June 22, 2011, LMC amended its Credit Agreement, dated June 25, 2010, with Enterprise Bank & Trust to modify certain terms and provide for (i) a revision of the maturity date for the Term Note to December 22, 2011, (ii) an extension of the maturity date of Revolving Note to December 22, 2011, and (iii) an adjustment of interest rate for the Term Note to 7%, the Revolving Note to 7.5% per annum and the Equipment Note to 6.75%.  LMC is required to make monthly principal payments of $50 thousand per month and a balloon payment of the remaining amount of the Term Note upon maturity.  Interest payments under the Term Note are due at the beginning of each month and upon maturity of the Term Note.

On July 27, 2011, we signed an Amendment No. 1 to Restricted Stock Award with Thomas Steipp, our President and Chief Executive Officer, to change the vesting date of the first 20% of his restricted shares from August 5, 2011 to December 15, 2011.  The remaining 80% of the restricted shares will continue to vest in one-fifth increments on each of the anniversary of his employment with us.

On August 5, 2011, we signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Innovative Materials Group (“IMG”), which is majority owned by John Kang, our former Chairman, to sell all of the stock of AMM for $0.7 million (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $0.5 million deposit previously paid to us and the $0.2 million balance of the Purchase Price will be paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.  Interest shall accrue and be paid at maturity along with the principal balance.

In conjunction with the Stock Purchase Agreement, we also entered into a License Agreement (the “License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines, as defined by the License Agreement (the “Licensed Products”).  The license agreement grants a non-exclusive license to certain product categories listed in the License Agreement, as well as an exclusive license to specific types of consumer eyewear products.  The License Agreement obligates IMG to pay us a running royalty based on its sales of Licensed Products, and the license will expire on August 5, 2021.

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document

10.1	Second Amendment to Credit Agreement, dated June 22, 2011, between Liquidmetal Coatings, LLC, Liquidmetal Coatings Solutions, LLC and Enterprise Bank & Trust.

10.2	Amendment No. 1 to Restricted Stock Award Agreement, dated July 27, 2011, between Liquidmetal Technologies, Inc. and Thomas Steipp.

10.3	Stock Purchase Agreement, dated August 5, 2011, between Liquidmetal Technologies, Inc. and Innovative Materials Groups, LLC.

10.4*	License Agreement, dated August 5, 2011, between Liquidmetal Technologies, Inc. and Innovative Materials Groups, LLC.

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of the Chief Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficiency (iv) Notes to Condensed Consolidated Financial Statements

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 10, 2011	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)