Form 10-Q
period 2011-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2011-11-10
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes   ☐    No  ☒

 The number of common shares outstanding as of October 31, 2011 was 133,898,215.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

FORWARD-LOOKING INFORMATION

Statements in this report concerning future sales, expenses, profitability, financial resources, product mix, market demand and product development and other statements in this report concerning the future results of operations, financial condition and business of Liquidmetal Technologies, Inc. (“The Company”) are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. When used in this report, words such as “expects”, “anticipates”, “estimates”, “believes”, “plans”, “will”, “intend”, “can” and similar expressions are intended to indentify such forward-looking statements. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including competition, the need for continued technology development and advances, our ability to obtain financing when needed on terms acceptable to us, or at all, the need for increased acceptance of products and alloys, our ability to continue to develop and extend our brand identity, our ability to anticipate and adapt to a competitive market, our ability to effectively manage rapidly expanding operations, the amount and timing of operating costs and capital expenditures relating to expansion of our business, our operations and infrastructure, our ability to provide superior customer service, our dependence upon key personnel and the like. The Company's most recent filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K/A for the year ended December 31, 2010, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances or on which any such statement is based.

PART I
FINANCIAL INFORMATION
Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,699	$5,049
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $1	1,381	631
Notes receivable (Note 1)	200	-
Inventories	852	1,016
Prepaid expenses and other current assets	339	1,264
Total current assets	4,471	7,960

Other receivable	1,100	1,100
Property, plant and equipment, net	845	796
Long-lived assets to be disposed of (Note 12)	2,880	3,758
Intangible assets, net	1,017	1,121
Other assets	187	310
Total assets	$10,500	$15,045

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,238	$2,041
Accrued liabilities	1,976	5,312
Accrued interest of majority-owned subsidiary	2,575	1,754
Deferred revenue	43	8
Short-term debt of majority-owned subsidiary (Note 7)	1,140	480
Long-term debt of majority-owned subsidiary, current portion (Note 7)	7,618	558
Warrant liabilities (Note 8)	5,932	12,819
Other liabilities, current portion (Note 12, Note 16)	2,880	3,626
Total current liabilities	23,402	26,598

Long-term debt of majority-owned subsidiary, net of current portion (Note 7)	-	7,404
Other long-term liabilities	2,321	681
Total liabilities	25,723	34,683

Shareholders' deficiency:
Liquidmetal Technologies, Inc. shareholders' deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,309,151 and 2,171,760 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 133,898,215 and 93,695,375 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	128	88
Additional paid-in capital	149,756	146,870
Accumulated deficit	(167,135)	(168,679)
Accumulated other comprehensive income	1,451	1,494
Total Liquidmetal Technologies, Inc. shareholders' deficiency	(15,799)	(20,225)
Noncontrolling interest	576	587
Total shareholders' deficiency	(15,223)	(19,638)

Total liabilities and shareholders' deficiency	$10,500	$15,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue
Products and services	$2,913	$2,009	$8,897	$6,911
Licensing	-	15,300	381	15,300
Total Revenue	2,913	17,309	9,278	22,211

Cost of sales	1,704	1,288	5,678	4,380
Gross profit	1,209	16,021	3,600	17,831

Operating expenses
Selling, general, and administrative	1,519	2,426	4,635	5,132
Research and development	310	331	1,045	804
Settlement expense (Note 15)	1,127	-	1,712	-
Total operating expenses	2,956	2,757	7,392	5,936
(Loss) gain from operations before non-controlling interest and discontinued operations	(1,747)	13,264	(3,792)	11,895

Change in value of warrants, gain (loss)	9,970	(27,199)	6,887	(24,361)
Change in value of conversion feature, gain	-	15	-	444
Other income	20	18	26	81
Interest expense	(385)	(2,504)	(1,121)	(5,054)
Interest income	4	-	18	-

Net income (loss) before income taxes	7,862	(16,406)	2,018	(16,995)

Income taxes	-	-	-	-

Income (loss) before non-controlling interest and discontinued operations	7,862	(16,406)	2,018	(16,995)

Gain on disposal of subsidiary, net (Note 12)	370	-	370	-
Loss from discontinued operations, net (Note 12)	(806)	(334)	(1,254)	(949)

Income (loss) from operations before non-controlling interest	7,426	(16,740)	1,134	(17,944)

Net (income) loss attributable to noncontrolling interest	(25)	114	11	250

Net income (loss) attributable to Liquidmetal Technologies, Inc.	7,401	(16,626)	1,145	(17,694)

Other comprehensive income (loss):
Foreign exchange translation (loss) gain	(84)	108	(43)	1
Comprehensive income (loss)	$7,317	$(16,518)	$1,102	$(17,693)

Per common share basic and diluted:
Net income (loss) attributable to Liquidmetal Technologies, Inc. - basic
Income (loss) from continuing operations	$0.06	$(0.22)	$0.02	$(0.31)
Loss from discontinued operations	-	-	-	(0.02)
Basic income (loss) per share	$0.06	$(0.22)	$0.02	$(0.33)

Net income (loss) attributable to Liquidmetal Technologies, Inc. - diluted
Income (loss) from continuing operations	$0.04	$(0.22)	$0.01	$(0.31)
Loss from discontinued operations	-	-	-	(0.02)
Diluted income (loss) per share	$0.04	$(0.22)	$0.01	$(0.33)

Number of weighted average shares - basic	129,766	72,928	113,272	53,329
Number of weighted average shares - diluted	175,142	72,928	159,499	53,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
For the Nine months Ended September 30, 2011
(in thousands, except share data)
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Non- controlling Interest	Total
Balance, December 31, 2010	2,171,760	93,695,375	$2	$88	$146,870	$(168,679)	$1,494	$587	$(19,638)
Conversion of preferred stock (Note 10)	(862,609)	35,608,406	(1)	36	(35)	-			-
Common stock issuance (Note 10)		4,496,429	-	4	2,796	-			2,800
Stock-based compensation	-	-	-	-	116	-	-	-	116
Stock options exercised	-	98,000	-	-	12	-	-	-	12
Dividend distribution (Note10)	-	-	-	-	-	490	-	-	490
Dividend distribution to preferred units holder of majority-owned subsidiary	-	-	-	-	208	(91)	-	-	117
Tax distribution by majority-owned subsidiary	-	-	-	-	(211)	-	-	-	(211)
Foreign exchange translation gain	-	-	-	-	-	-	(43)	-	(43)
Net income (loss)	-	-	-	-	-	1,145	-	(11)	1,134
Balance, September 30, 2011	1,309,151	133,898,210	$1	$128	$149,756	$(167,135)	$1,451	$576	$(15,223)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Operating activities:
Net income (loss) before discontinued operations:	$2,029	$(16,745)
Add: Gain on disposal of subsidiary, net	370	-
Loss related to discontinued operations	(1,254)	(949)
Net income (loss) attributable to Liquidmetal Technologies, Inc.	1,145	(17,694)
Adjustments to reconcile income (loss) from operations to net cash provided by (used in) operating activities:
Gain on disposal of assets	20	51
Loss attributable to noncontrolling interest of consolidated subsidiary	(11)	(250)
Depreciation and amortization	278	868
Amortization of debt discount	101	3,522
Stock-based compensation	116	101
Bad debt (expense) recovery	(1)	61
Warranty recovery (expense)	9	(176)
(Gain) loss from change in value of warrants	(6,887)	24,361
Gain from change in value of conversion feature	-	(444)

Changes in operating assets and liabilities:
Trade accounts receivable	(750)	(22)
Note receivable	(200)	-
Inventories	164	22
Prepaid expenses and other current assets	926	(107)
Long-lived assets to be disposed	836	(107)
Other assets	21	(51)
Accounts payable	(754)	(2,132)
Accrued liabilities	673	(630)
Deferred revenue	34	8
Other liabilities	893	521
Net cash (used in) provided by continuing operations	(3,387)	7,902
Net cash (used in) provided by discontinued operations	(48)	-
Net cash (used in) provided by operating activities	(3,435)	7,902

Investing Activities:
Purchases of property and equipment	(239)	(190)
Investment in patents and trademarks	-	(29)
Net cash used in investing activities	(239)	(219)

Financing Activities:
Proceeds from borrowings	6,160	9,563
Repayment of borrowings	(5,846)	(17,274)
Proceeds from issuance of comon stock	1	2,046
Warrants exercised	-	1,002
Stock options exercised	12	-
Minority interest in subsidiary's joint venture	-	21
Net cash provided by (used in) financing activities	327	(4,642)
Effect of foreign exchange translation	(3)	(35)
Net (decrease) increase in cash and cash equivalents	(3,350)	3,006

Cash and cash equivalents at beginning of period	5,049	151
Cash and cash equivalents at end of period	$1,699	$3,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

1.    Description of Business

Liquidmetal Technologies, Inc. (“Liquidmetal Technologies”) and its subsidiaries (collectively “the Company”) are in the business of developing and marketing products made from amorphous alloys. Liquidmetal Technologies markets and sells Liquidmetal® alloy industrial coatings and also markets and sells products and components from bulk Liquidmetal alloys that can be incorporated into the finished goods of its customers across a variety of industries.   The Company also partners with third-party licensees and distributors to develop and commercialize Liquidmetal alloy products.  Dollar amounts set forth in these notes to the Company’s condensed consolidated financial statements are presented thousands, unless otherwise indicated.

The Company classifies operations into two reportable segments: Liquidmetal alloy industrial coatings (“Coatings”) and licensing and bulk Liquidmetal alloys (“Licensing and Bulk Alloys”) (see Note 13). Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipes used by the oil drilling industry and boiler tubes used by coal-burning power plants. Licensing and Bulk Liquidmetal alloys include potential market opportunities to sell products and components for medical devices, defense applications, and sporting goods.  In addition, the Licensing and Bulk Alloys segment includes tooling, end-user parts, licensing, molds and prototype sampling.  Furthermore, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

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

In May 2010, LMC entered into a joint venture agreement with IMCO Alloys Private Limited (“IMCO”) to create a subsidiary named Liquidmetal Coatings Solutions India Private Limited (“LMCSI”) and engage in application services of Liquidmetal products as a protective coating.  Initially, under the joint venture agreement, LMC held 80% and IMCO held 20% of the outstanding Class A Shares of LMCSI.  LMC may, at its option, subscribe to Class B Shares of the Company.  In September 2010, LMC provided approximately $80 in capital equipment and was issued 358,204 Class B Shares of LMCSI.  As a result, LMC holds 88.6% and IMCO holds 11.4% ownership interest in LMCSI as of September 30, 2011.  The results of operations of LMCSI are consolidated into LMC and the Company, and are included in the Company’s Coatings segment for financial reporting purposes.

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, the Company’s former Chairman, for $720, of which $200 was paid in the form of Promissory note due August 5, 2012, bearing an interest rate of 8% per annum (See Note 16), and is included in notes receivable in the Company’s condensed consolidated balance sheet. The results of operations of AMM are included as discontinued operations in the Company’s Licensing and Bulk Alloys segment for financial reporting purposes.

On August 5, 2010, we entered into a license transaction with Apple, Inc. (“Apple”) pursuant to which (i) the Company contributed substantially all of our intellectual property assets to a newly organized special purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) for a one time license fee, CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, and (iii) CIP granted back to the Company a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  Intellectual property assets that are newly developed by the Company and any costs associated with the development of new and existing assets are recorded in CIP.  The assets, liabilities and results of operations of CIP are included in the Company’s Licensing and Bulk Alloys segment for financial reporting purposes and any intercompany transactions are eliminated upon consolidation.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

The Company currently owns a 166,000 square foot manufacturing facility (and leases the underlying ground) in Pyongtaek, South Korea, which became operational in the third quarter of 2002.  In November 2010, the Company ceased operations and shut down the South Korean subsidiary and classified it as discontinued operations in the condensed consolidated financial statements.  The Company is seeking to either sell its manufacturing facility or dispose of the subsidiary through a private sale (See Note 12).

2.    Basis of Presentation and Accounting Policies

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 5, 2011.

Certain items from prior year have been reclassified to conform to the current year presentation.

Revenue Recognition
Revenue is recognized pursuant to applicable accounting standards including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 (“ASC 605”), Revenue Recognition. ASC 605 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

The Company’s revenue recognition policy complies with the requirements of ASC 605.  Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. Revenues primarily consist of the sales and application of coatings materials, sales and prototyping of Liquidmetal mold and bulk alloys, licensing and royalties for the use of the Liquidmetal brand and bulk Liquidmetal alloys.  Revenue is deferred and included in liabilities when the Company receives cash in advance for services not yet performed, goods not yet delivered, or if the licensing term has not begun.

License revenue arrangements in general provide for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. These rights typically include the grant of an exclusive or non-exclusive right to manufacture and/or sell products covered by patented technologies owned or controlled by the Company.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined period of time.

Licensing revenues that are one time fees upon the granting of the license are recognized when i) the license term begins in a manner consistent with the nature of the transaction and the earnings process, ii) when collectability is reasonably assured or upon receipt of an upfront fee, and iii) when all other revenue recognition criteria have been met.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the license.   Licensing revenues that are related to royalties are recognized as the royalties are earned over the related period.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

Translation of Foreign Currency
The Company applies FASB ASC 830, Foreign Currency, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s condensed consolidated financial statements, any balances with the subsidiaries denominated in a foreign currency are translated at the exchange rate at period-end. The financial statements of Liquidmetal Technologies Korea have been translated based upon Korean Won as the functional currency. The resulting translation adjustment is included in other comprehensive (loss) income.

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

3.     Liquidity

The Company has experienced losses from operations during most of the past several years and has an accumulated deficit of $167,135 as of September 30, 2011.  Cash used in operations for the nine months ended September 30, 2011 was $3,435.  As of September 30, 2011, the Company’s principal source of liquidity is $1,699 of cash and $1,381 of trade accounts receivable.

The Company anticipates that its current capital resources, together with anticipated cash from operations, will be sufficient to fund its operations through the fourth quarter of 2011.  However, it will require additional funding at or prior to that time in order to continue operations as a going concern. The Company is actively seeking additional sources of capital through strategic and other potential transactions.  Management cannot guarantee that adequate funds will be available when needed, and if the Company does not receive sufficient capital, it will be required to alter or reduce the scope of its operations and/or cease operations altogether.

On August 5, 2011, the Company sold all of the stock of Advanced Metals Materials (“AMM”) to Innovative Materials Group, which is majority owned by John Kang, the Company’s former Chairman, for $720, of which $200 was paid in the form of Promissory note due August 5, 2012, bearing an interest rate of 8% per annum (See Note 16) and is included in notes receivable in the Company’s condensed consolidated balance sheet.  The results of operations of AMM are  included as discontinued operations in the Company’s Licensing and Bulk Alloys segment for financial reporting purposes.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

As of September 30, 2011, the Company’s majority owned subsidiary, LMC, has $11,332 of outstanding debt, including accrued interest payable (see Note 7).  All such LMC debt is secured only by the assets of LMC. Additionally, LMC has $2,128 of preferred membership units and unpaid distribution outstanding as of September 30, 2011 (See Note 11).  If by December 31, 2011 the preferred membership units are not redeemed in full, LMC is required to initiate a private unit offering to the then-existing members of LMC for an amount of proceeds that will be adequate to fully redeem the preferred membership units.  If, by January 31, 2012, LMC is still not able to redeem the preferred membership units in full, the preferred membership unit holders shall receive additional common membership units equal to 12% of the common membership units then outstanding and an additional 2% of the common membership units per quarter until the preferred membership units are redeemed in full.  As a result, the Company has the potential to have its ownership percentage of LMC diluted in a manner that would result in LMC no longer being a majority-owned subsidiary at which point the Company would deconsolidate LMC for financial reporting purposes.

As of September 30, 2011, the Company has outstanding liens of approximately $2,180 against assets located in its South Korean subsidiary by various creditors related to a total of $2,880 of past-due trade payables and accrued liabilities that are included in other current liabilities on the Company’s condensed consolidated balance sheets.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If it cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea. The Company’s obligations on such liens are limited to the value of the assets of the South Korean subsidiary. The South Korean subsidiary is classified as a discontinued operations in the condensed consolidated financial statements, and the Company is seeking to either sell its manufacturing facility or dispose of the subsidiary through a private sale (See Note 12).  Additional liabilities may be incurred from the sale as well as interest and penalties on liens but are not yet quantifiable as of September 30, 2011.

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

The Company has one Level 2 financial instrument, warrant liabilities, that is recorded at fair value on a recurring basis periodically.  The fair value for the warrants as of September 30, 2011 and December 31, 2010 was $5,932 and $12,819, respectively.  The warrant liabilities are recorded at fair value based on upon valuation models which utilize relevant factors such as expected life, volatility of the Company’s stock prices, risk free interest and dividend rate.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

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

5.    Inventories

Inventories are accounted for using the moving average basis and at standard cost, which approximate cost on a first-in, first-out basis and are valued at the lower of cost or market.  Inventories were comprised of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$672	$267
Finished goods	180	749
Total inventories	$852	$1,016

6.    Product Warranty

Management estimates product warranties as a percentage of certain coatings applications sales earned during the period.  As of September 30, 2011, the Company used 1% of coatings applications sales as an estimate of warranties to be claimed.  The percentage is based on industry averages and historical information.

The following is a reconciliation of the changes in the Company’s product warranty liability:

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Balance, June 30	243	24
Expense accrual	9	2
Warranty Charges	(8)	-
Balance, September 30,	244	26

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Balance, January 1,	243	46
Expense accrual (recovery)	9	(19)
Warranty Charges	(8)	(1)
Balance, September 30,	244	26

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

LMC was capitalized through a $6,500 subordinated debt and equity investment by C3 Capital Partners, L.P. (“C3”), C3 Capital Partners II, L.P. (“C3 II”, and with C3, the “C3 entities”) and a $5,000 senior credit facility with Bank Midwest, N.A., which was fully repaid in 2010.  This debt and equity resulted in cash proceeds of $11,102 after related debt issuance costs of $398, which proceeds LMC used to purchase all of the assets and liabilities from the Company.  The Company incurred an additional $459 in issuance costs directly related to the debt issuance.  As a result, $857 was recorded as deferred debt issuance costs to be amortized over the life of the debt.  Interest expense for the amortization of debt issuance cost was $35 and $101 for the three and nine months ended September 30, 2011, respectively.  Interest expense for the amortization of debt issuance cost was $100 and $190 for the three and nine months ended September 30, 2010, respectively.

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

The Subordinated Notes have a maturity date of July 20, 2012 with no required principal payments before maturity other than upon specified triggering events, such as a change in control of LMC.  Interest accrues at an annual rate of 14%, with 12% interest being payable monthly beginning September 2007 and the remaining 2% interest being payable at maturity.  Since March 2009, LMC has failed to pay the monthly interest and has incurred additional 12% interest on the unpaid interest as penalty.  As of September 30, 2011 and December 31, 2010, LMC has outstanding $2,550 and $1,737 of unpaid interest outstanding, respectively, and $25 and $17 of penalty on unpaid interest, respectively, which are all included in accrued interest of majority-owned subsidiary on the Company’s condensed consolidated balance sheets.

The gross outstanding loan balance, including accrued interest and penalty interest payable upon maturity of the Subordinated Notes totaled $9,643 and $8,716 as of September 30, 2011 and December 31, 2010, respectively.  Interest expense incurred under the Subordinated Notes totaled $247 and $754 for the three and nine months ended September 30, 2011, respectively.  Interest expense incurred under the Subordinated Notes totaled $248 and $718 for the three and nine months ended September 30, 2010, respectively.

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

LMC is required to make monthly principal payments of $50 per month and a balloon payment of the remaining amount of the Term Note upon maturity.  Interest payments under the Term Note are due at the beginning of each month and upon maturity of the Term Note.  Borrowing availability under the Revolving Note is based on a percentage of LMC’s eligible receivables.  LMC has the right to prepay the Term Note, the Revolving Note and the Equipment Note, in whole or in part, at any time without penalty or premium.

The Credit Agreement, as amended, is secured by a blanket security interest in all of LMC’s assets.  Pursuant to a subordination agreement between the C3 entities and Enterprise, Enterprise’s security interest in the assets is senior to the C3 entities’ security interest in the same assets.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

As of September 30, 2011 and December 31, 2010, the gross outstanding loan balance under the Term Note totaled $550 and $1,000, respectively, and the gross outstanding loan balance under the Revolving Note totaled $1,140 and $480, respectively. There are no amounts outstanding for the Equipment Note as of September 30, 2011 and December 31, 2010.  The Term Note is included in long-term debt of majority-owned subsidiary, current portion and long-term debt of majority-owned subsidiary, net of current portion on the Company’s condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, and the Revolving Note is presented as short-term debt of majority-owned subsidiary on the Company’s condensed consolidated balance sheets.  Interest expense incurred under the Term Note totaled $11 and $40, for the three and nine months ended September 30, 2011, respectively.  Interest expense incurred under the Revolving Note totaled $17 and $43, for the three and nine months ended September 30, 2011, respectively.

8.    Warrant Liabilities

Pursuant to FASB ASC 480-10-25-14, Distinguishing Liabilities from Equity, the Company is required to report the value of its warrant as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations.  As of September 30, 2011 and December 30, 2010, the Company has 44,707,976 and 47,232,459 warrants outstanding, respectively.  As of September 30, 2011 and December 31, 2010, the Company has outstanding warrant liabilities of $5,932 and $12,819, respectively.  The change in fair value of warrants resulted in gains of $9,970 and $6,887 for the three and nine months ended September 30, 2011, respectively, and losses of $27,199 and $24,361 for the three and nine months ended September 30, 2010, respectively.  The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model under the following assumptions:

	September 30, 2011	December 31, 2010
Expected life in years	0.26 - 3.83	0.38 - 4.58
Volatility	67% - 153%	154%
Risk-free interest rate	0.02% - 0.42%	0.19% - 2.01%
Dividend rate	0	0

9.    Stock Compensation Plan

During the three and nine months ended September 30, 2011, under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”) which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase 20,000 and 40,000 shares, respectively, of the Company’s common stock for an average price of $0.63.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

10.  Shareholder’s Equity

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

On April 6, 2011 (the “Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between the Company and SAGA was terminated, (ii) the Company and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  As of September 30, 2011 and December 31, 2010, a total of $0 and $3,100, respectively, were included in accrued liabilities on the Company’s condensed consolidated balance sheets for the settlement and legal fees.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

The number of Shares issued to SAGA was based on the 30 day trailing, volume weighted average price of the Company’s stock as of the Effective Date.  An additional provision of the SAGA settlement and Equity Interest Purchase Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Effective Date of the settlement.  As such, on September 30, 2011, the Company recorded a contingent liability of $1,712, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheets, to account for the decrease in the market price of the Company’s common stock.  On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum.  All of the principal and accrued interest is due on the Maturity Date.

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

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of Series A-1 Preferred Stock with an original issue price of $5.00 per share which are convertible into the Company’s common stock at a conversion price of $0.10 per common share.  In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation, and an expiration date of January 3, 2012.

The preferred stock accrued cumulative dividends at an annual rate of 8%, which was payable semi-annually.  In conjunction with the Series A-1 Preferred Stock conversion the Company granted in-kind dividends to the preferred stock holders, which were simultaneously converted into 1,365,863 shares of common stock. As of September 30, 2011 and December 31, 2010, the Company has accrued dividends of $573 and $1,063, respectively, included in accrued liabilities.  The dividends were payable in cash or in kind by the issuance by the Company of additional preferred stock, only when and as declared by the Company’s Board of Directors.

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

As of September 30, 2011 and December 31, 2010, and after certain conversions, the Company has 256,371 and 658,614 shares of the Series A-1 Preferred Stock outstanding, respectively.  As of September 30, 2011 and December 31, 2010, and after certain conversions, the Company has 1,052,780 and 1,513,146 shares of the Series A-2 Preferred Stock outstanding, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

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

As of September 30, 2011, LMC has redeemed $592 of its preferred membership units, has paid distributions of $1,094 in priority returns to the preferred membership unit holders and has unpaid distributions of $212 in priority return to the preferred membership unit holders.  The total preferred membership units outstanding, including unpaid distributions, are $2,128 and $1,785 as of September 30, 2011 and December 31, 2010, respectively.

12.  Discontinued Operations and Long-Lived Assets to be Disposed of

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, the Company’s former Chairman, for $720, of which $200 was paid in the form of a Promissory note due August 5, 2012, bearing an interest rate of 8% per annum (See Note 16) and is included in notes receivable in the Company’s condensed consolidated balance sheet. The results of operations of AMM are included as discontinued operations in the Company’s Bulk Alloys segment for financial reporting purposes.

Summarized operating results of AMM’s discontinued operations are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue	$66	$-	$200	$-
Gain on disposal of subsidiary, net	370	-	370	-
Loss from discontinued operations, net	(87)	-	(370)	-

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

As of September 30, 2011, the Company has outstanding liens of approximately $2,180 against LMTK assets by various creditors that resulted from a total of $2,880 of past-due trade payables and accrued liabilities that are included in other current liabilities on the Company’s condensed consolidated balance sheets.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If the Company cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea. The Company’s obligations on such liens are limited to the value of the assets of the South Korean subsidiary. The South Korean subsidiary is classified as a discontinued operations in the condensed consolidated financial statements, and the Company is seeking to either sell its manufacturing facility or dispose of the subsidiary through a private sale.  Additional liabilities may be incurred from the sale as well as interest and penalties on liens but are not yet quantifiable as of September 30, 2011.

Summarized operating results of LMTK’s discontinued operations are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$4
Loss from discontinued operations, net	(719)	(334)	(884)	(949)

The assets and liabilities of LMTK are included in long-lived assets to be disposed and other liabilities, current portion, respectively in the accompanying condensed consolidated balance sheets and consist of the following:

ASSETS OF LMTK	September 30, 2011	December 31, 2010

Restricted cash	$-	$46
Prepaid expenses and other current assets	361	375
Property, plant and equipment, net	2,471	3,288
Other assets	48	49
Total of long-lived assets to be disposed	$2,880	$3,758

LIABILITIES OF LMTK	September 30, 2011	December 31, 2010

Accounts payable	2,203	2,404
Accrued expenses	677	702
Total liabilities of discontinued operations	$2,880	$3,106

For the three and nine months of September 30, 2011, the Company has recorded impairment charges of $701 and $836, respectively, related to the assets of LMTK and believes that the amounts above have been recorded at their net realizable value.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

13.  Segment Reporting and Geographic Information

In accordance with ASC 280, Segment Reporting, summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Licensing and Bulk Alloy	Segment Totals
Three months ended September 30, 2011
Revenue from external customers	$2,801	$112	$2,913
Gross profit	1,140	69	1,209
Total segment income	93	46	139

Three months ended September 30, 2010
Revenue from external customers	$1,839	$15,470	$17,309
Gross profit	671	15,350	16,021
Total segment (loss) income	(311)	14,970	14,659

Nine months ended September 30, 2011
Revenue from external customers	$8,552	$726	$9,278
Gross profit	3,086	514	3,600
Total segment loss	(41)	(385)	(426)

Nine months ended September 30, 2010
Revenue from external customers	$6,383	$15,828	$22,211
Gross profit	2,224	15,607	17,831
Total segment (loss) income	(754)	14,751	13,997

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Total segment income (loss)	$139	$14,659	$(426)	$13,997
General and administrative expenses, excluded	(757)	(1,755)	(2,357)	(3,132)

Consolidated (loss) income before interest, income taxes, and noncontrolling interests	$(618)	$12,904	$(2,783)	$10,865

Settlement expense	(1,127)	-	(1,712)	-
Change in value of warrants, gain (loss)	9,970	(27,199)	6,887	(24,361)
Change in value of conversion feature, gain	-	15	-	444
Other income	20	18	26	81
Interest expense	(17)	(2,144)	(48)	(4,024)
Interest income	4	-	18	-
(Income) loss attributable to noncontrolling interest	(25)	114	11	250
Loss from discontinued operations, net	(806)	(334)	(1,254)	(949)
Consolidated net income (loss) attributable to Liquidmetal Technologies, Inc.	$7,401	$(16,626)	$1,145	$(17,694)

Excluded general and administrative expenses are attributable to the Company’s corporate headquarters.  These expenses primarily include corporate salaries, consulting fees, professional fees and facility costs.  Research and development expenses are included in the operating costs of the segment that performed the research and development.

The Company had one customer in the Coatings segment representing 11% of its revenue for the nine months ended September 30, 2011 and one customer in the Licensing and Bulk Alloys segment representing 69% of its revenue for the nine months ended September 10, 2010.  During the three and nine months ended September 30, 2011, the Company had revenue from sales to companies outside of the United States of $1,461 and $3,153, respectively, mostly for LMC coating materials.  During the three and nine months ended September 30, 2010, the Company had revenue from sales to companies outside of the United States of $322 and $1,489, respectively.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

Long-lived assets include net property, plant, and equipment, and net intangible assets.  The Company had long-lived assets, including long-lived assets to be disposed of other than by sale, of $3,172 and $3,288 at September 30, 2011 and December 31, 2010, respectively, that are located outside of the United States.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	September 30,	December 31,
	2011	2010

Coatings	$4,816	$2,339
Bulk Alloys	166	1,757
Total segment assets	$4,982	$4,096
Cash and cash equivalents	1,002	5,072
Prepaid expenses and other current assets	349	787
Other property, plant and equipment	168	37
Intangible assets, net	1,002	1,105
Other assets	117	190
Long-lived assets to be disposed of	2,880	3,758
Total consolidated assets	$10,500	$15,045

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

The following were outstanding at September 30, 2011 and were included in the computation of diluted EPS for the three and nine months ended September 30, 2011.

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011

Weighted average basic shares	129,766,480	113,271,712
Effect of dilutive securities:
Stock options	2,244,401	2,648,101
Warrants ("in the money")	-	447,658
Conversion of preferred stocks and dividends	43,131,169	43,131,169
Weighted average diluted shares	175,142,050	159,498,640

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

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

On April 6, 2011 (the “Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between the Company and SAGA was terminated, (ii) the Company and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  As of September 30, 2011 and December 31, 2010, a total of $0 and $3,100, respectively, were included in accrued liabilities on the Company’s condensed consolidated balance sheets for the settlement and legal fees.

The number of Shares issued to SAGA was based on the 30 day trailing, volume weighted average price of the Company’s stock as of the Effective Date.  An additional provision of the SAGA settlement and Equity Interest Purchase Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Effective Date of the settlement.  As such, on September 30, 2011, the Company recorded a contingent liability of $1,712, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheets, to account for the decrease in the market price of the Company’s common stock.  On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum.  All of the principal and accrued interest is due on the Maturity Date.

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

As of September 30, 2011, the Company has outstanding liens of approximately $2,180 against assets located in its South Korean subsidiary by various creditors related to a total of $2,880 of past-due trade payables and accrued liabilities as of September 30, 2011, which is included in other current liabilities on the Company’s condensed consolidated balance sheets.  The Company is currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If it cannot repay the amounts due or obtain forbearance or compromise, the creditors may seek to foreclose on the Company’s assets located in South Korea. The Company’s obligations on such liens are limited to the value of the assets of the South Korean subsidiary. The South Korean subsidiary is classified as a discontinued operations in the condensed consolidated financial statements, and the Company is seeking to either sell its manufacturing facility or dispose of the subsidiary through a private sale (See Note 12).  Additional liabilities may be incurred from the sale as well as interest and penalties on liens but are not yet quantifiable as of September 30, 2011.

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

16.  Related Party Transactions

On August 1, 2010, the Company entered into an agreement with John Kang, the Company’s former Chairman, to provide consulting services.  The Company terminated this agreement as of July 31, 2011, but payments of $20 per month shall continue through the notice period which ends on October 31, 2011.  The Company paid $82 and $210 for his services during the three and nine months ended September 30, 2011, respectively.  The Company paid $42 for his services during both the three and nine months ended September 30, 2010.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

On October 14, 2010, the Company signed an agreement with Innovative Materials Group, LLC (“IMG”), a California limited liability company, which is majority owned by Mr. Kang.  Under the agreement, the Company received a deposit of $520 from IMG to purchase on behalf of IMG, machinery and equipment located in China.  The transaction was based on the potential negotiation and completion of a non-exclusive license agreement with IMG under which the machinery and equipment would be transferred to IMG either directly or through the transfer of ownership of the Company’s Chinese subsidiary, Advanced Metals Materials (“AMM”), that owns the equipment (See Note 1).  On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $520 deposit previously paid to the Company and the $200 balance of the Purchase Price will be paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.   The $200 notes receivable is included in notes receivable in the Company’s condensed consolidated balance sheet.  Interest shall accrue and be paid at maturity along with the principal balance.

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

In March 2011, the Company paid $100 in advanced legal fees to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.  The Company has also incurred an additional $3 in legal fees as of September 30, 2011, which is included in accounts payable on the Company’s condensed consolidated balance sheets.

In October 2009, Thomas Steipp, the Company’s President and Chief Executive Officer, Ricardo Salas, the Company’s Vice President and Director, Tony Chung, the Company’s Chief Financial Officer, and Mr. Kang acquired a total of 100,000 shares of the Company’s Series A-1 Preferred Stock and warrants to purchase 2,500,000 shares of the Company’s common stock for an aggregate cash price of $495.  The Series A-1 Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Furthermore, the warrants can be exercised for shares of the Company’s common stock at an exercise price of $0.49 per share and will expire on July 31, 2015. In April 2011, Mr. Steipp converted his 20,000 shares of Series A-1 Preferred Stock into a total of 1,130,688 shares of the Company’s common stock, including dividends received in the form of common stock.  In July 2011, Mr. Salas and Mr. Kang converted 50,000 and 19,000 respective shares of Series A-1 Preferred Stock into a total of 2,826,720 and 1,074,154 shares of the Company’s common stock, including dividends received in the form of common stock.

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

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021.  There were no revenues recognized from product sales and licensing fees from LLPG during the three and nine months ended September 30, 2011 and 2010.  There are no outstanding trade receivables due from LLPG as of September 30, 2011 and December 31, 2010.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

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

Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings (“Coatings”) and licensing and bulk Liquidmetal alloy products (“Licensing and Bulk Alloy”).  Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants.  Licensing and Bulk Alloy segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure good; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development, product licensing and arrangements, and research and development revenue relating primarily to defense and medical applications.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

In June 2010, we created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, we sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, the Company’s former Chairman, for $720, of which $200 were paid in the form of Promissory note due August 5, 2012, bearing an interest rate of 8% per annum. The results of operations of AMM are included as discontinued operations in the Company’s Bulk Alloys segment for financial reporting purposes.  In November 2010, we discontinued our manufacturing operations in South Korea due to recurring losses as a result of the continuing economic downturn.  The operating results of the Korean subsidiary are presented as discontinued operations.

In June 2006, we entered into a joint venture agreement with SAGA, SpA in Padova, Italy (“SAGA”), a specialist precision parts manufacturer.  The joint venture was named Liquidmetal SAGA Italy, Srl (“LSI”).  On August 6, 2010, SAGA filed an action against us in California State Superior Court claiming damages of $3,200 for payment on a loan and for breach of contract in connection with the formation of LSI.

On April 6, 2011 (the “Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between us and SAGA was terminated, (ii) we and SAGA both agreed to cause certain pending legal actions against each other to be dismissed with prejudice, (iii) we paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  As of September 30, 2011 and December 31, 2010, a total of $0 and $3,100, respectively, were included in accrued liabilities on our condensed consolidated balance sheets for the settlement and legal fees.

The number of Shares issued to SAGA was based on the 30 day trailing, volume weighted average price of the Company’s stock as of the Effective Date.  An additional provision of the SAGA settlement and Equity Interest Purchase Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Effective Date of the settlement.  As such, on September 30, 2011, the Company recorded a contingent liability of $1,712, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheets, to account for the decrease in the market price of the Company’s common stock.  On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum.  All of the principal and accrued interest is due on the Maturity Date.

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

In May 2010, LMC entered into a joint venture agreement with IMCO Alloys Private Limited (“IMCO”) to create a subsidiary named Liquidmetal Coatings Solutions India Private Limited (“LMCSI”) and engage in application services of Liquidmetal products as a protective coating.  Initially, under the joint venture agreement, LMC held 80% and IMCO held 20% of the outstanding Class A Shares of LMCSI.  LMC may, at its option, subscribe to Class B Shares of LMCSI.  In September 2010, LMC provided to LMCSI approximately $80 in capital equipment and was issued 358,204 of Class B Shares of LMCSI.  As of September 30, 2011, LMC holds an 88.60% ownership interest in LMCSI.

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) for a one-time license fee, CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  Additionally, in connection with the license transaction, Apple required us to complete a statement of work related to the exchange of Liquidmetal intellectual property information.  During the three months ended September 30, 2010, we recognized a portion of the one-time license fee upon receipt of the initial payment and completion of the foregoing requirements under the license transaction.  The remaining portion of the one-time license fee was recognized during the fourth quarter of 2010 at the completion of the required statement of work.

We have used and are using the license fee from this transaction to pay off noteholders and other indebtedness and to fund operations.  Under the agreements relating to the license transaction, we are obligated to contribute all intellectual property that we develop through February 2012 to CIP.  In addition, we are obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and are obligated to refrain from granting any security in our interest in CIP at any time.  We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If we are unable to comply with these obligations, Apple may be entitled to foreclose on such assets.

On August 5, 2011, we signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Innovative Materials Group (“IMG”), which is majority owned by John Kang, our former Chairman, to sell all of the stock of Advanced Metals Materials for $720 (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $520 deposit previously paid to us and the $200 balance of the Purchase Price will be paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.  Interest shall accrue and be paid at maturity along with the principal balance.

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

We believe that the following accounting policies are the most critical to our condensed consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

●	Exchange rate fluctuations
●	Warranty accrual
●	Allowance for doubtful accounts
●	Inventories at lower of cost or net realizable value
●	Assets at lower of cost or net realizable value
●	Deferred tax assets
●	Valuation of derivatives of warrants

Our Annual Report on Form 10-K/A for the year ended December 31, 2010, contains further discussions on our critical accounting policies and estimates.

Results of Operations

	For the Three Months Ended September 30, 2011 (in thousands)				For the Three Months Ended September 30, 2010 (in thousands)
	Bulk Alloy	Coatings	Total	Percentage of Revenue	Bulk Alloy	Coatings	Total	Percentage of Revenue	Increase (Decrease)
Revenue	$112	$2,801	$2,913	100%	$15,470	$1,839	$17,309	100%	$(14,396)
Cost of sales	43	1,661	1,704	58%	120	1,168	1,288	7%	416
Selling, general and administrative expenses	876	643	1,519	52%	1,838	588	2,426	14%	(907)
Research and development expenses	273	37	310	11%	285	46	331	2%	(21)
Settlement expense	1,127	-	1,127	39%	-	-	-	0%	1,127
Change in value of warrants, gain (loss)	9,970	-	9,970	342%	(27,199)	-	(27,199)	-157%	37,169
Change in value of conversion feature, gain	-	-	-	0%	15	-	15	0%	(15)
Other income	20	-	20	1%	18	-	18	0%	2
Interest expense	17	368	385	13%	2,144	360	2,504	14%	(2,119)
Gain on disposal of subsidiary	370	-	370	13%	-	-	-	0%	370
Loss from discontinued operations, net	806	-	806	28%	334	-	334	2%	472

	For the Nine Months Ended September 30, 2011 (in thousands)				For the Nine Months Ended September 30, 2010 (in thousands)
	Bulk Alloy	Coatings	Total	Percentage of Revenue	Bulk Alloy	Coatings	Total	Percentage of Revenue	Increase (Decrease)
Revenue	$726	$8,552	$9,278	100%	$15,828	$6,383	$22,211	100%	$(12,933)
Cost of sales	213	5,465	5,678	61%	220	4,160	4,380	20%	1,298
Selling, general and administrative expenses	2,740	1,895	4,635	50%	3,279	1,853	5,132	23%	(497)
Research and development expenses	886	159	1,045	11%	696	108	804	4%	241
Settlement expense	1,712	-	1,712	18%	-	-	-	0%	1,712
Change in value of warrants, gain (loss)	6,887	-	6,887	74%	(24,361)	-	(24,361)	-110%	31,248
Change in value of conversion feature, gain	-	-	-	0%	444	-	444	2%	(444)
Other income	26	-	26	0%	81	-	81	0%	(55)
Interest expense	48	1,073	1,121	12%	4,024	1,030	5,054	23%	(3,933)
Interest income	18	-	18	0%	-	-	-	0%	18
Gain on disposal of subsidiary	370	-	370	4%	-	-	-	0%	370
Loss from discontinued operations, net	1,254	-	1,254	14%	949	-	949	4%	305

Revenue. The $14,396 decrease in revenue for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 and the $12,933 decrease in revenue for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is mainly due to a one-time licensing fee with Apple that occurred during the three months ended September 30, 2010.  The decrease is offset by a $963 and $4,007 increase in revenues for the three and nine months ended September 30, 2011, respectively from sales of our coating products into new markets including China and application services adding more new customers.  We expect sales of our coating products to continue to increase as we continue to explore possibilities to expand our sales and services into new markets.

Cost of Sales.  The $416 increase in cost of sales for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 and the $1,298 increase in cost of sales for the nine months ended September 30, 2011 was mainly due to an increase in revenue activity of our coatings application services from new customer accounts as well as our coating products business entering into new markets in China.  Additionally, during the three months ended September 30, 2010, the Company entered into a licensing agreement with Apple, which generated revenue without any cost of sales resulting in an unusual lower percentage of Cost of Sales as a percentage of revenue for the three and nine months ended September 30, 2010.

Selling, General and Administrative Expenses. The decrease in selling, general and administrative expense for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is mainly due to $360 paid to LLPG as a fee related to a modification of its existing exclusive license agreement in connection with the Apple licensing agreement and a decrease in our overall legal expense.

Research and Development Expenses.  The increase in research and development expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is mainly due to an increase in consulting expenses. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Settlement Expense.  Settlement expense of $1,127 and $1,712 during the three and nine months ended September 30, 2011 was due to the recording of a contingent liability as of September 30, 2011 related to our SAGA settlement on April 6, 2011.

Change in Value of Warrants.  The change in value of warrants, consisting of warrants issued in connection with convertible and subordinated notes and convertible preferred stock issued between 2004 and 2009, was a significant gain for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, primarily due to the decrease in our stock price and the timely expiration of certain warrants that occurred during the three and nine months ended September 30, 2011.

Change in Value of Conversion Feature.  There was no change in value of conversion feature expenses recorded for the three and nine months ended September 30, 2011, due to the retirement of our convertible notes in 2010.  The gain in change in value of conversion feature expenses for the three and nine months ended September 30, 2010 was due to the decrease in our stock price since the three and nine months ended September 30, 2010.

Other Income.  Other income consisted of write-off of accounts payable for the three and nine months ended September 30, 2010.

Interest Expense. Interest expense consists primarily of debt discount amortization and interest accrued on outstanding convertible and subordinated notes and a revolving loan agreement. The decrease was due to the retirement of our senior convertible notes in 2010.

Gain on disposal of subsidiary.  Gain on disposal of subsidiary during the three and nine months ended September 30, 2011 was due to the sale of Advanced Metals Materials , our China subsidiary.

Loss from Discontinued Operations, net.  Loss from discontinued operations was due to the discontinuation of Liquidmetal Technologies Korea (“LMTK”), our South Korean subsidiary, in the fourth quarter of 2010, as well as impairment charges to write down the assets LMTK to their net realizable value and the sale of Advanced Metals Materials , our China subsidiary.

Liquidity and Capital Resources

Our cash used in operating activities was $3,435 and $7,991 for the nine months ended September 30, 2011 and 2010, respectively.  Our working capital deficit increased from $18,638 at December 31, 2010 to $18,931 at September 30, 2011.  The $293 increase is mainly due to decreases in cash and cash equivalents of $3,350, decreases in inventories of $164 and increases in current portion of long-term debt of majority-owned subsidiary of $7,060, offset by decreases in accrued liabilities of $3,336 and decreases in warrant liabilities of $6,887.

Our cash used in investing activities was $239 for the nine months ended September 30, 2011 primarily from purchase of property and equipment.

Our cash from financing activities of $327 for the nine months ended September 30, 2011 was mainly due to our majority owned subsidiary borrowing $6,160 from a revolving loan, which was offset by the payment of $5,846 for a revolving and term loan agreement that was executed in June 2010.  Our cash and cash equivalents as of September 30, 2011 was $1,699.

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through the fourth quarter of 2011.  However, we will require additional funding at or prior to that time in order to continue operations as a going concern.  We are actively seeking additional sources of capital through strategic and other potential transactions.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we will be required to alter or reduce the scope of our operations and/or cease operations altogether.

On August 5, 2011, we sold all of the stock of Advanced Metals Materials (“AMM”) to Innovative Materials Group, which is majority owned by John Kang, our Company’s former Chairman, for $720,of which $200 was paid in the form of Promissory note due August 5, 2012, bearing an interest rate of 8% per annum. The results of operations of AMM are included as discontinued operations in the Company’s Licensing and Bulk Alloys segment for financial reporting purposes.

On May 27, 2011, Virginia Electric and Power Company (“Dominion”) filed a lawsuit against LMC’s wholly owned subsidiary, Liquidmetal Coatings Solutions, LLC. (“LMCS”), in Circuit Court of Chesterfield County, Virginia claiming damages of $2,523.  Dominion is alleging that LMCS breached its contract with Dominion by not complying with the coating requirements set forth in the contract.  The lawsuit filed by Dominion is limited to LMCS and to claims against LMC and LMCS’ assets only.  On July 11, 2011, LMC responded by filing a counterclaim against Dominion for a breach of contract.  In the counterclaim, LMC claimed damages of $1,823 and requested that Dominion be required to pay the remaining balance on the contract.

As of September 30, 2011, our majority owned subsidiary, LMC, has $11,332 of outstanding debt, including accrued interest payable.  All such LMC debt is secured only by the assets of LMC. Additionally, LMC has $2,128 of preferred units and unpaid distribution outstanding as of September 30, 2011.  If by December 31, 2011 the preferred units are not redeemed in full, LMC is required to initiate a private unit offering to the then-existing members LMC for an amount of proceeds that will be adequate to fully redeem the preferred units.  If by January 31, 2012, LMC is still not able to redeem in full the preferred units, the preferred unit holders will receive additional common membership units equal to 12% of the common membership units then outstanding and an additional 2% of the common membership units per quarter until the preferred units are redeemed in full.  We have the potential to lose LMC as a majority owned subsidiary at which point we would deconsolidate LMC for financial reporting purposes.

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

We have outstanding liens of approximately $2,180 against assets located in our South Korean subsidiary by various creditors related to a total of $2,880 of past-due trade payables and accrued liabilities as of September 30, 2011.  We are currently working to resolve the matter with each creditor by seeking a forbearance or compromise.  If we cannot repay the amounts due or obtain a forbearance or compromise, the creditors may seek to foreclose on our assets located in South Korea. Our obligations on such liens are limited to the value of the assets of the South Korean subsidiary. The South Korean subsidiary is classified as a discontinued operations in the condensed consolidated financial statements, and we are seeking to either sell the manufacturing facility or dispose of the subsidiary through a private sale.  Additional liabilities may be incurred from the sale as well as interest and penalties on liens but are not yet quantifiable as of September 30, 2011.

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

As of September 30, 2011, the Company did not have any off-balance sheets arrangement.

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

We have concluded that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with Generally Accepted Accounting Principles.

Changes in Internal Control.

Subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2010, it was determined that reclassification of revenues and certain expenses related to discontinued operations of the Company’s manufacturing operations in South Korea were not properly reported in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations and the Company restated its financial statements in the Form 10-K/A, filed on April 5, 2011.

As a result of the error described above, management has re-evaluated the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and has performed additional analyses and post-closing review procedures designed to provide reasonable assurance that our condensed consolidated financial statements were properly prepared, including engaging an outside accounting consultant to assist in reviewing the Form 10-Q for the three and nine months ended September 30, 2011.

There have been no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1 – Legal Proceedings

On May 27, 2011, Dominion filed a lawsuit against LMC’s wholly owned subsidiary, Liquidmetal Coatings Solutions, Inc. (“LMCS”), in Circuit Court of Chesterfield County, Virginia claiming damages of $2,523.  Dominion is alleging that LMCS breached its contract with Dominion by not complying with the coating requirements set forth in the contract.  The lawsuit filed by Dominion is limited to LMCS and to claims against LMC and LMCS’ assets only.  On July 11, 2011, LMCS responded by filing a counterclaim against Dominion for a breach of contract.  In the counterclaim, LMCS claimed damages of $1,823 and requested that Dominion be required to pay the remaining balance on the contract.

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), filed a complaint against us in the County of Orange in California claiming damages of $3,200 for payment on an alleged loan and for alleged breach of contract in connection with the formation of Liquidmetal Saga Italy, Srl (“LSI”), a joint venture between us and SAGA.  On April 6, 2011 (the “Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between us and SAGA was terminated, (ii) we and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  A total of $0 and $3,100 was accrued for the settlement and legal fees as of September 30, 2011 and December 31, 2010, respectively, which is included in accrued liabilities on our condensed consolidated balance sheets.

The number of Shares issued to SAGA was based on the 30 day trailing, volume weighted average price of our stock as of the Effective Date.  An additional provision of the SAGA settlement and Equity Interest Purchase Agreement was the obligation for us to issue a promissory note to compensate for any decrease in the market price of our common stock over a six month period from the Effective Date of the settlement.  As such, on September 30, 2011, we recorded a contingent liability of $1,712, which is included in other long-term liabilities on our condensed consolidated balance sheets, to account for the decrease in the market price of our common stock.  On October 10, 2011, we  issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum.  All of the principal and accrued interest is due on the Maturity Date.

There are no other material legal proceedings that are pending.

Item 1A – Risk Factors

In addition to the risk factors that have been disclosed in our Form 10-K/A, management is aware of the following emerging risk factor:

We have limited funding to support our current operations.

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through the fourth quarter of 2011.  However, we will require additional funding at or prior to that time in order to continue operations as a going concern. We are actively seeking additional sources of capital through strategic and other potential transactions.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we will be required to alter or reduce the scope of our operations and/or cease operations altogether.

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

On August 5, 2011, we signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Innovative Materials Group (“IMG”), which is majority owned by John Kang, our former Chairman, to sell all of the stock of Advanced Metals Materials for $720 (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $520 deposit previously paid to us and the $200 balance of the Purchase Price will be paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.  Interest shall accrue and be paid at maturity along with the principal balance.

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

101
The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficiency (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 10, 2011	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)