Form 10-K/A
period 2010-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2011-12-06
CIK 1141240

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2011 (“Original Filing”) to amend our revenue recognition policy disclosure in Note 4 as well as break out the revenue reported on our consolidated statements of operations and comprehensive (loss) income.  Further, we reclassified the $2.8 million of settlement expense related to a settlement agreement with SAGA (see Note 22) from other expense into operating expense. We also updated our disclosures to include additional information on the terms of the license transaction with Apple, Inc.  Lastly, we are including a dual-dated audit opinion from our auditors to reflect audit coverage of the restatement that was filed in Amendment No. 1 to our Original Filing.

We  had filed Amendment No. 1 to our Original Filing, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 5, 2011, to restate our financial statements to properly account for the reclassification of revenue and certain expenses related to our discontinued operations in South Korea.  Additionally, reclassifications to prior year’s financial statements have been made for consistent presentation of our revenue, selling, general and administrative expenses, impairment of long-lived assets and interest expense.  We have included related and revised disclosures in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A “Controls and Procedures.”

In our Amendment No. 1 to our Original Filing, we have included the information required by Part III of Form 10-K, that we previously intended to incorporate by reference to our definitive proxy statement.  We have also included a legal settlement and its related adjustments as indicated in our subsequent event disclosure.  A description of the legal settlement and the related adjustments has been included in Part I, Item 3 “Legal Proceedings” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Other than the changes referred to above, all other information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 remains unchanged.  Except as specifically described above, this Amendment No. 2 does not reflect events occurring after the filing of such Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

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

Segments

We classify our operations into two reportable segments: Liquidmetal alloy industrial coatings (“Coatings”) and licensing and bulk Liquidmetal alloys (“Licensing and Bulk Alloys”).  The Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.    Our Coatings business is conducted through Liquidmetal Coatings, LLC, a majority owned subsidiary.  Licensing and Bulk Alloys include market opportunities to manufacture, sell and license components made out of our bulk alloys.  The expenses incurred by Licensing and Bulk Alloys segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities.  Bulk Liquidmetal alloy products can be distinguished from Liquidmetal alloy coatings in that the bulk Liquidmetal alloy can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.  Revenue and expenses associated with research and development services are included in Licensing and Bulk Alloys segment.

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

The comparatively high yield strength of bulk Liquidmetal alloys means that a high amount of stress must be exerted to create permanent deformation. However, because the yield strength is so high, the yield strength of many of our bulk Liquidmetal alloys compositions is very near their ultimate strength, which is the measure of stress at which total breakage occurs. Therefore, very little additional stress may be required to break an object made of bulk Liquidmetal alloys once the yield strength is exceeded. Although we believe that the yield strength of many of our bulk alloys exceeds the ultimate strength of most other commonly used alloys and metals, our bulk alloys may not be suitable for certain applications, such as pressurized tanks, in which the ability of the material to yield significantly before it breaks is more important than its strength advantage. Additionally, although our bulk alloys show a high resistance to crack initiation because of their very high strength and hardness, certain of our bulk alloys are sensitive to crack propagation under certain long-term, cyclical loading conditions. Crack propagation is the tendency of a crack to grow after it forms. We are currently developing new alloy compositions that have improved material properties to overcome these limitations.

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

Cost Advantages

Liquidmetal alloys have the potential to provide cost advantages over other high-strength metals and alloys in certain applications. Because bulk Liquidmetal alloys has processing characteristics similar in some respects to plastics, which lends itself to near-to-net shape casting and molding, Liquidmetal alloys can in many cases be shaped efficiently into intricate, engineered products. This capability can eliminate or reduce certain post-casting steps, such as machining and re-forming, and therefore has the potential to significantly reduce processing costs associated with making parts in high volume.

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

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  Additionally, in connection with the license transaction, Apple required us to complete a statement of work related to the exchange of Liquidmetal intellectual property information.  We recognized a portion of the one-time license fee upon receipt of the initial payment and completion of the foregoing requirements under the license transaction.  The remaining portion of the one-time license fee was recognized at the completion of the required statement of work.

We have used and are using the license fee from this transaction to pay off noteholders and other indebtedness and fund operations.  Under the agreements relating to the license transaction, we are obligated to contribute all intellectual property that we develop through February 2012 into CIP.  In addition, we are obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and are obligated to refrain from granting any security in our interest in CIP at any time.  We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If we are unable to comply with these obligations, Apple may be entitled to foreclose on such assets.

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

Customers

During 2010, there was one major customer, that accounted for 66% of revenue from continuing operations. There was no single major customer that accounted for more than 10% of revenues from continuing operations during 2009.  In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even as our Licensing and Bulk Alloys business grows.

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

Backlog

In our Licensing and Bulk Alloys segment, because of the minimal lead-time associated with orders of bulk alloy parts, we generally do not carry a significant backlog. In our Coatings segment, we typically ship our coating products shortly after receipt of an order, and our coatings backlog is therefore also insignificant. In both our Licensing and Bulk Alloys segment and Coatings segment, the backlog as of any particular date gives no indication of actual sales for any succeeding period.

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

The future growth and success of our bulk amorphous alloy business will depend in part on our ability to establish and retain a technological advantage over other materials for our targeted applications. For many of our targeted applications, we will compete with manufacturers of similar products that use different materials. These different materials may include plastics, titanium alloys, or stainless steel, among others, and we will compete directly with suppliers of the incumbent material. In addition, in each of our targeted markets, our success will depend in part on the ability of our customers to compete successfully in their respective markets. Thus, even if we are successful in replacing an incumbent material in a finished product, we will remain subject to the risk that our customer will not compete successfully in its own market.

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

Item 3. Legal Proceedings

On August 6, 2010, SAGA, SpA in Padova, Italy, (“SAGA”) filed a litigation case against us in California State Superior Court in Orange County, California claiming damages of $3.2 million for payment on a loan and for breach of contract in connection with the formation of Liquidmetal Saga Italy, Srl. (“LSI”), a joint venture between us and SAGA.  On March 19, 2011, we entered into a preliminary binding Settlement Agreement pursuant to which (i) we agreed to terminate the joint venture, (ii) we agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we agreed to pay SAGA $2.8 million in the form of restricted shares of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated.  As part of the restatement, we increased our accrual for the settlement and potential legal fees to $3.1 million as of December 31, 2010.  The adjustments resulted in an increase to accounts payable and accrued liabilities of $2.8 million and an increase to settlement expense of $2.8 million.

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

OVERVIEW

We are a materials technology company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary coatings, powders, bulk alloys, and composites that utilize the advantages offered by amorphous alloy technology. We develop, manufacture, and sell products and components from bulk amorphous alloys to customers in various industries, and we also partner with third-party licensees and distributors to develop and commercialize bulk Liquidmetal alloys products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.  In addition to our bulk alloys, we market and sell a line of proprietary amorphous alloy-based industrial coatings under the Liquidmetal ArmacorTM coatings brand.

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

Our revenues are derived from two principal operating segments: Liquidmetal alloy industrial coatings (“Coatings”) and licensing and bulk Liquidmetal alloys products (“Licensing and Bulk Alloys”).  Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used in coal-burning power plants. Licensing and Bulk Alloys segment revenue includes sales of parts or components of electronic devices, medical products, and sports and leisure goods; tooling and prototype parts (including demonstration parts and test samples) for customers with products in development, product licensing and arrangements, and research and development revenue relating primarily to defense and medical applications.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

The cost of sales for our Coatings segment consists primarily of the costs of outsourcing our manufacturing to third parties. Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

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

Change in Value of Warrants consists of changes to the fair value of warrants outstanding at each period.  The warrants have been accounted for as a liability in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-25-14, Distinguishing Liabilities from Equity, with the change in fair values reported in earnings. The fair values are determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding warrants.

Change in Value of Conversion Feature consists of changes to the fair value of the embedded conversion feature of our senior convertible notes.  The embedded conversion feature has been accounted for as a separate derivative instrument in accordance with FASB ASC Topic 815, “Derivatives and Hedging”, with a change in fair values reported in earnings.  The change in fair values is determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding conversion features.

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

On March 19, 2011, we entered into a preliminary binding Settlement Agreement pursuant to which (i) we agreed to terminate the joint venture, (ii) we agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we agreed to pay SAGA $2.8 million in the form of restricted shares of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated.  As part of the restatement, we increased our accrual for the settlement and potential legal fees to $3.1 million as of December 31, 2010.  The adjustments resulted in an increase to accounts payable and accrued liabilities of $2.8 million and an increase to settlement expense of $2.8 million.

On July 24, 2007, we transferred substantially all of the assets of our Coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the liabilities of the coatings business.   We initially held a 69.25% ownership interest in LMC, however, during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional common shares to its noteholders.  On December 15, 2010, we and two other members of LMC contributed additional capital into LMC in exchange for additional common unit membership.  As a result, our ownership interest in LMC increased to 72.86%.  The results of operation of LMC are consolidated and comprise our Liquidmetal alloy industrial Coatings segment for financial reporting purposes.

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

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $7.2 million, or 24% of revenue, for the year ended December 31, 2010 from $5.6 million, or 52% of revenue, for the year ended December 31, 2009. The increase was primarily a result of an increase in legal services expense of $0.5 million, an increase in board of director fees of $0.4 million, and an increase in other expenses of $0.8 million offset by a decrease in liability insurance expense of $0.1 million.

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

Settlement Expense.  Settlement expense was $2.8 million for the year ended December 31, 2010 due to a settlement with SAGA, SpA for a litigation case that was filed by SAGA for payment on a loan and breach of contract in connection with the formation of our joint venture, Liquidmetal Saga, Italy, Srl.  There were no settlement expense for the year ended December 31, 2009.

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

Other Expense.  Other expense was $0.3 million for the year ended December 31, 2009 primarily from a write-down of LSI.  There were no other expense for the year ended December 31, 2010.

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

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  Additionally, in connection with the license transaction, Apple required us to complete a statement of work related to the exchange of Liquidmetal intellectual property information.  We recognized a portion of the one-time license fee upon receipt of the initial payment and completion of the foregoing requirements under the license transaction.  The remaining portion of the one-time license fee was recognized at the completion of the required statement of work.

We have used and are using the license fee from this transaction to pay off noteholders and other indebtedness and fund operations.  Under the agreements relating to the license transaction, we are obligated to contribute all intellectual property that we develop through February 2012 into CIP.  In addition, we are obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and are obligated to refrain from granting any security in our interest in CIP at any time.  We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If we are unable to comply with these obligations, Apple may be entitled to foreclose on such assets.

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

On August 6, 2010, SAGA filed a complaint against us claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of LSI.  On March 19, 2011, we entered into a preliminary binding Settlement Agreement pursuant to which (i) we agreed to terminate the joint venture, (ii) we agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we agreed to pay SAGA $2.8 million in the form of restricted shares of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated.  As part of the restatement, we increased our accrual for the settlement and potential legal fees to $3.1 million as of December 31, 2010.  The adjustments resulted in an increase to accounts payable and accrued liabilities of $2.8 million and an increase to settlement expense of $2.8 million.

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

Tony Chung was elected by our Board of Directors to serve as our Chief Financial Officer in December 2008.  Most recently, Mr. Chung served as Chief Financial Officer at BETEK Corporation, a real estate and investment subsidiary of SK Engineering and Construction from February 2008 to December 2008 and as Chief Financial Officer of Solarcity, a company providing advanced solar technology and installation services, from March 2007 to January 2008.  Mr. Chung primary role was to manage the overall financial operations of both companies.  Previously, Mr. Chung was employed by us as our Vice President of Finance from May 2004 to February 2007. Mr. Chung is a Certified Public Accountant and served eight years at KPMG as an Audit and Consulting Manager for several large multinational companies.  He received his B.S. degree in Business Administration from University of California Berkeley’s Haas School of Business in 1992.  Mr. Chung is also an Attorney at Law and received his J. D. degree from Pacific Coast University School of Law in 2006.

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

Mark Hansen brings thirty plus years of executive management experience serving consumers through retail, foodservice and consumer package goods venues.  Mr. Hansen has been with Cobalt Development Partners, LLC since 2003 and is presently the Managing Partner.  The firm focuses on the development of emerging consumer and intellectual property companies.  From June 1997 to September 1998, Mr. Hansen has served as the President and CEO of SAM’s Club, which generated $23 billion in revenue with 75,000 employees and from November 1989 to June 197, the President and CEO of PETsMART, the country’s largest category dominant retailer of pet supplies and services.  Mr. Hansen’s previous and present Board of Director positions include Applebee’s Restaurants, Amazon.com, Swander Pace Capital, PetfoodDirect.com and Arizona State University Business School Dean’s Counsel.  Mr. Hansen received his Bachelor’s Degree in Fine Arts from Roosevelt University in 1976. The Board of Directors believes that Mr. Hansen’s experience and background make him a qualified and valuable member of our Company’s Board of Directors.  In particular, Mr. Hansen’s background working with multi-million dollar corporations and other experience in the service sector including pharmacy, optical, veterinary hospitals and small business service centers make him a valuable resource for our Company.

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

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2010 and 2009; (ii) the aggregate grant date fair value of stock and option awards granted during 2010 and 2009, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2010 and 2009 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2010 and 2009; (v) all other compensation for 2010 and 2009; and, finally, (vi) the dollar value of total compensation for 2010 and 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Com-pensation	Total
Thomas Steipp, President and Chief Executive Officer	2010 2009	$120,577 --	-- --	--	-- --	-- --	-- --	$120,577 --
Tony Chung, Chief Financial Officer	2010 2009	$160,000 $160,000	-- --	-- --	$3,815 --	-- --	-- --	$163,815 $160,000
Ricardo Salas Executive Vice President	2010 2009	$160,000 --	-- --	-- --	$10,357 --	-- --	$80,000 (2) $240,000 (2)	$250,357 $240,000

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

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexer-cised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas Steipp	--	--	--	--	--	--	$1,560,000	--	--
Tony Chung	80,000 --	120,000 (1) 250,000 (2)	-- --	$0.07 $0.10	11/30/2018 07/11/2020	-- --	-- --	-- --	-- --
Ricardo Salas	--	1,500,000 (3)	--	$0.10	07/11/2020	--	--	--	--

(1)	The shares underlying this option vest 20% per year starting with the vesting commencement date on December 1 2009 and thereafter.
(2)	The shares underlying this option vest 20% per year starting with the vesting commencement date on July 12, 2011 and thereafter.
(3)	The shares underlying this option vest 20% per year starting with the vesting commencement date on July 12, 2011 and thereafter.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our directors during the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Abdi Mahamedi	$285,000(1)	--	--	--	--	--	$285,000
Robert Biehl	$97,000(2)	--	--	--	--	--	$97,000
Mark Hansen	--	--	--	--	--	--	--
Thomas Steipp	--	--	--	--	--	--	--
Ricardo Salas	--	--	--	--	--	--	--

_________

(1)	$10,000 of fees earned was received in the form of the Company’s common stock in lieu of cash.

(2)	Amount of fees earned was received in the form of the Company’s common stock in lieu of cash.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders
Carlyle Liquid Holdings, LLC 2 Gannett Drive, Suite 201 White Plains, NY 10604	65,339,692	41.1%
Carlyle Liquid, LLC 2 Gannett Drive, Suite 201 White Plains, NY 10604	11,074,324	10.6%
Jack Chitayat 1836 Camino Del Teatro La Jolla, CA 92037	16,516,517(1)	15.3%
Tjoa Thian Song 16 Raffles Quay #B1-14A Hong Leong Building Singapore 0101	8,539,136(2)	8.7%
John Kang 23211 Pradera Road Coto de Caza, Ca 92679	5,070,418(3)	5.3%
Directors and Named Executive Officers
Abdi Mahamedi	8,998,954(4)	8.9%
Robert Biehl	1,510,005(5)	1.6%
Thomas Steipp	7,000,000(6)	7.4%
Tony Chung	835,103(7)	0.9%
Ricardo Salas	73,198,658(8)	44.1%
Mark Hansen	-	-

All directors and executive officers as a group (6 persons)	91,542,721	52.2%
_______________________________

(1)	Includes:

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

During the year ended December 31, 2010, Mr. Mahamedi and Carlyle Liquid Holdings, LLC advanced us $30,000 and $0.1 million, respectively, to fund our working capital needs.  On August 5, 2010, we paid off $31,000 and $0.1 million to Mr. Mahamedi and Carlyle Liquid Holdings, LLC, respectively, representing the total amounts outstanding, and 10% accrued interest of that date.  The were no capital advances outstanding from Mr. Mahamedi and Carlyle Liquid Holdings, LLC as of December 31, 2010.

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

10.59
Amendment No. 3 to First Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated December 15, 2010 (incorporated by reference from Exhibit 10.59 to the Form 10-K filed on March 15, 2010).

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

Date: December 6, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Steipp	Chief Executive Officer	December 6, 2011
Thomas Steipp

/s/ Tony Chung	Chief Financial Officer	December 6, 2011
Tony Chung

/s/ Abdi Mahamedi	Chairman of the Board and Director	December 6, 2011
Abdi Mahamedi

/s/ Ricardo Salas	Executive Vice President and Director	December 6, 2011
Ricardo Salas

/s/ Mark Hansen	Director	December 6, 2011
Mark Hansen

/s/ Scott Gillis	Director	December 6, 2011
Scott Gillis

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the years then ended. Our audits also included the financial statement schedules of Liquidmetal Technologies, Inc. and subsidiaries listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered significant operating losses and has a working capital deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company has restated certain previously issued financial statements due to an error related to the Company’s accounting for reclassifying revenue and certain expenses related to the discontinued operations of its manufacturing operations in South Korea in November 2010, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.

/s/ Choi, Kim & Park, LLP
Los Angeles, California
February 14, 2011, except for Note 2, as to which the date is April 5, 2011

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2010	2009
	Restated
ASSETS

Current assets:
Cash and cash equivalents	$5,049	$106
Trade accounts receivables, net of allowance for doubtful accounts of $1 and $1,314	1,731	1,180
Inventories	1,016	422
Prepaid expenses and other current assets	1,264	799
Total current assets	9,060	2,507
Property, plant and equipment, net	796	737
Long-lived assets to be disposed of other than by sale	3,758	5,379
Other intangibles, net	1,121	1,232
Other assets	310	585
Total assets	$15,045	$10,440

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$9,627	$5,928
Deferred revenue	8	31
Short-term debt	480	896
Long-term debt, current portion	-	1,393
Warrant liabilities	12,819	3,975
Conversion feature liabilities	-	444
Other liabilities, current portion	3,106	3,324
Total current liabilities	$26,040	$15,991

Long-term debt, net of current portion and debt discounts of $0 and $3,227	7,962	12,661
Other long-term liabilities, net of current portion	681	155
Total liabilities	$34,683	$28,807

Shareholders' deficiency:
Liquidmetal Technologies, Inc. shareholders' deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,171,760 and 3,183,663 shares issued and outstanding at December 31, 2010 and 2009, respectively	$2	$4
Common stock, $0.001 par value; 300,000,000 shares authorized; 93,695,375 and 47,583,102 shares issued and outstanding at December 31, 2010 and 2009, respectively	88	48
Additional paid-in capital	146,870	142,135
Accumulated deficit	(168,679)	(162,777)
Accumulated other comprehensive income	1,494	1,441
Total Liquidmetal Technologies, Inc. shareholders' deficiency	$(20,225)	$(19,149)
Noncontrolling interest	587	782
Total shareholders' deficiency	$(19,638)	$(18,367)

Total liabilities and shareholders' deficiency	$15,045	$10,440

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009
	(restated)
Revenue
Products and services	$9,887	$10,773
Licensing	20,381	-
Total revenue	30,268	10,773

Cost of sales	6,512	5,885
Gross profit	23,756	4,888

Operating expenses
Selling, general, and administrative	7,173	5,614
Research and development	1,272	1,173
Settlement expense	2,800	-
Total operating expenses	11,245	6,787
Income (loss) before interest, other income, income taxes, non-controlling interest and discontinued operations	12,511	(1,899)

Loss from extinguishments of debt	-	(1,471)
Change in value of warrants, (loss) gain	(10,394)	9,835
Change in value of conversion feature, gain	444	1,827
Other expense	-	(313)
Other income	70	-
Interest expense	(4,981)	(5,404)
Interest income	6	-

Loss (income) before income taxes, noncontrolling interest and discontinued operations	(2,344)	2,575

Income taxes	-	(168)

Loss before noncontrolling interest and discontinued operations	(2,344)	2,407

Net loss attributable to noncontrolling interest	576	69

Income from continuing operations	(1,768)	2,476

Discontinued operations:
Loss from operations of discontinued operations, net	(2,928)	(2,225)

Net (loss) income	(4,696)	251

Other comprehensive income:
Foreign exchange translation gain during the period	53	414
Comprehensive (loss) income	$(4,643)	$665

Per common share basic and diluted:

Net (loss) income attributable to Liquidmetal Technologies per share - basic	$(0.07)	$0.01
Net (loss) income attributable to Liquidmetal Technologies per share - diluted	$(0.07)	$0.00

Number of weighted average shares - basic	64,965	46,084
Number of weighted average shares - diluted	64,965	214,429

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Years Ended December 31,
	2010	2009
	(restated)
Operating activities:
Net (loss) income before discontinued operations	$(1,768)	$2,476
Add (loss) from operations of discontinued operations	(2,928)	(2,225)
Net (loss) income	$(4,696)	$251

Adjustments to reconcile loss from operations to net cash used for operating activities:
Gain on disposal of asset	69	-
(Loss) attributable to noncontrolling interest of consolidated subsidiary	(576)	(69)
Depreciation and amortization	361	342
Loss on extinguishment of debt	-	2,452
Amortization of debt discount	2,953	2,488
Stock-based compensation	142	176
Bad debt expense	61	243
Warranty (recovery)	(8)	(66)
Loss (Gain) from change in value of warrants	10,394	(9,835)
(Gain) from change in value of conversion feature	(444)	(1,827)

Changes in operating assets and liabilities:
Trade accounts receivable	(612)	781
Inventories	(121)	(81)
Prepaid expenses and other current assets	(861)	(140)
Other assets	549	401
Accounts payable and accrued expenses	714	4,300
Deferred revenue	(23)	(9)
Other liabilities	233	(13,291)
Net cash provided by (used in) continuing operations	8,135	(13,884)
Net cash (used in) provided by discontinued operations	1,946	10,390
Net cash provided by (used in) operating activties	10,081	(3,494)

Investing Activities:
Purchases of property and equipment	(311)	157
Investment in patents and trademarks	(29)	(300)
Investment in joint venture	-	306
Net cash (used in) provided by investing activities by continuing operations	(340)	163
Net cash (used in) investing activities by discontinued operations	-	(615)
Net cash (used in) investing activities	(340)	(452)

Financing Activities:
Proceeds from borrowings	12,630	16,627
Repayment of borrowings	(20,377)	(28,927)
Proceeds from issuance of convertible preferred stocks	-	16,228
Proceeds from issuance of common stocks	2,046	-
Warrants exercised	1,002	-
Redemption of preferred units of subsidiary	(343)	-
Cash contribution to noncontrolling interest of consolidated subsidiary	361	200
Cash distributions to holders of noncontrolling interest of consolidated subsidiary	-	(14)
Minority interest in subsidiary's joint venture	21	-
Net cash (used in) provided by financing activities by continuing operations	(4,660)	4,114
Net cash (used in) financing activities by discontinued operations	-	(151)
Net cash (used in) provided by financing activities	(4,660)	3,963

Effect of foreign exchange translation	(138)	(68)
Net increase (decrease) in cash and cash equivalents	4,943	(51)

Cash and cash equivalents at beginning of period	106	157
Cash and cash equivalents at end of period	$5,049	$106

Supplemental cash flow information
Interest paid	$221	$1,994
Taxes paid	$-	$-

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

The Company classifies operations into two reportable segments: (“Coatings”) and licensing and bulk Liquidmetal alloys (“Licensing and Bulk Alloys”). Liquidmetal alloy industrial coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal-burning power plants. Licensing and Bulk Alloys include potential market opportunities to manufacture, sell and license products and components for electronic devices, medical devices, defense applications, and sporting goods.  In addition, such alloys are used to generate research and development services revenue for developing uses related primarily to defense and medical applications as well as potential license fees, royalties, and other compensation from strategic partnering transactions.

In July 2007, the Company transferred substantially all of the assets of its Coatings business to a newly formed, newly capitalized subsidiary named Liquidmetal Coatings, LLC, a Delaware limited liability company (“LMC”), and LMC assumed substantially all of the assets and liabilities of the coatings business.  The Company initially held a 69.25% ownership interest in LMC; however during 2010, LMC failed to redeem its preferred units by the specified time and was required to issue additional common shares to its noteholders (See Note 14).  On December 15, 2 010, the Company and two other members of LMC contributed additional capital into LMC in exchange for additional common unit membership.  As a result, the Company’s ownership interest in LMC increased to 72.86%.  The results of operation of LMC are consolidated and comprise the Liquidmetal alloy industrial Coatings segment for financial reporting purposes.

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

On August 5, 2010, the Company entered into a license transaction with Apple, Inc. (“Apple”) pursuant to which (i) the Company contributed substantially all of our intellectual property assets to a newly organized special purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) for a one time license fee, CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, and (iii) CIP granted back to the Company a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  Intellectual property assets that are newly developed by the Company and any costs associated with the development of new and existing assets are recorded in CIP.  The assets, liabilities and results of operations of CIP are included in the Company’s Licensing and Bulk Alloys segment for financial reporting purposes and any intercompany transactions are eliminated upon consolidation.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

In addition, on March 19, 2010, subsequent to the filing of our Form 10-K for the year ended December 31, 2010, the Company entered into a preliminary binding Settlement Agreement with SAGA pursuant to which the Company agreed to pay SAGA $2,800 in the form of restricted shares of the Company’s common stock in exchange for SAGA’s equity interest in LSI.  As part of the restatement, the Company increased its accrual for the settlement and potential legal fees to $3,100 as of December 31, 2010.  The adjustments resulted in an increase to accounts payable and accrued liabilities of $2,800 and an increase to settlement expense of $2,800 (see Note 22).

The effects of the restatements are as follows:

	December 31,	December 31,
	2010	2010
	Previously Reported	Restated
ASSETS

Current assets:
Cash and cash equivalents	$5,049	$5,049
Trade accounts receivables, net of allowance for doubtful accounts of $1 and $1,314	1,731	1,731
Inventories	1,016	1,016
Prepaid expenses and other current assets	1,264	1,264
Total current assets	9,060	9,060
Property, plant and equipment, net	796	796
Long-lived assets to be disposed of other than by sale	3,758	3,758
Other intangibles, net	1,121	1,121
Other assets	310	310
Total assets	$15,045	$15,045

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	6,827	9,627
Deferred revenue	8	8
Short-term debt	480	480
Warrant liabilities	12,819	12,819
Other liabilities, current portion	3,106	3,106
Total current liabilities	$23,240	$26,040
-
Long-term debt, net of current portion and debt discounts of $0 and $3,227	7,962	7,962
Other long-term liabilities, net of current portion	681	681
Total liabilities	$31,883	$34,683

Shareholders' deficiency:
Liquidmetal Technologies, Inc. shareholders' deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,171,760 and 3,183,663 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 93,695,375 and 47,583,102 shares issued and outstanding at December 31, 2010 and 2009, respectively	88	88
Additional paid-in capital	146,870	146,870
Accumulated deficit	(165,879)	(168,679)
Accumulated other comprehensive income	1,494	1,494
Total Liquidmetal Technologies, Inc. shareholders' deficiency	$(17,425)	$(20,225)
Noncontrolling interest	587	587
Total shareholders' deficiency	$(16,838)	$(19,638)

Total liabilities and shareholders' deficiency	$15,045	$15,045

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

	Years Ended December 31,
	2010	2010
	Previously Reported	Restated

Revenue	$33,292	$-
Products and services	-	9,887
Licensing	-	20,381
Total revenue	33,292	30,268

Cost of sales	8,207	6,512
Gross profit	25,085	23,756

Operating expenses
Selling, general, and administrative	7,137	$7,173
Research and development	1,272	1,272
Settlement expense	-	2,800
Impairment of long-lived assets	966	-
Total operating expenses	9,375	11,245
Loss before interest, other income, income taxes, and non-controlling interest	15,710	12,511

Change in value of warrants, loss	(10,394)	(10,394)
Change in value of conversion feature, gain	444	444
Other expense	-
Other income	70	70
Interest expense	(5,380)	(4,981)
Interest income	6	6

Loss before income taxes and noncontrolling interest	456	(2,344)

Income taxes	-	-

Loss before noncontrolling interest	456	(2,344)

Noncontrolling interest loss (income)	576	576

Income (loss) from continuing operations	1,032	(1,768)

Discontinued operations

Loss from operations of discontinued operations, net	(2,928)	(2,928)

Net Income (loss)	(1,896)	(4,696)

Other comprehensive income (loss):
Foreign exchange translation gain (loss) during the period	53	53
Comprehensive income (loss)	$(1,843)	$(4,643)

Per common share basic and diluted:

Income (loss) per share - basic	$(0.03)	$(0.07)
Loss per share - diluted	$(0.03)	$(0.07)

Number of weighted average shares - basic	64,965	64,965
Number of weighted average shares - diluted	64,965	64,965

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

On May 1, 2009, the Company completed a financing transaction (the “Transaction”) whereby aggregate cash of $2,500 and principal and accrued interest of $20,625 due under the previously issued 8% Convertible Subordinated Notes due January 2010 (the “January 2010 Notes”) were exchanged for 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share, 2,625,002 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share, and $7,500 of new 8% Senior Secured Convertible Subordinated Notes due January 2011 (the “January 2011 Notes”).  The Transaction was consummated pursuant to a Securities Purchase and Exchange Agreement, dated May 1, 2009, among the exchanging note holders and investors.  On August 5, 2010, the Company repaid in full all principal and interest on the January 2011 Notes.  All security interests in Company assets securing such obligations under the January 2011 Notes were released and terminated. (see Note 11 )

On May 28, 2010, the Company issued $2,000 of 13% Subordinated Promissory Note (“January 2011 Subordinated Note”) due on the earlier date of January 3, 2011 or the date on which all outstanding amounts are due under the Company’s 8% January 2011 Notes.  On August 5, 2010, the Company repaid in full all principal and accrued interest of $2,046 on the January 2011 Subordinated Note.  In connection with the repayment, on August 10, 2010, the Company entered into a Subscription Agreement pursuant to which the Company issued 7,870,307 shares of the Company’s common stock to the noteholder for an aggregate price of $2,046. (See Note 11)

On August 5, 2010, the Company entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) the Company contributed substantially all of its intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to the Company a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use. Additionally, in connection with the license transaction, Apple required the Company to complete a statement of work related to the exchange of Liquidmetal intellectual property information.  The Company recognized a portion of the one-time license fee upon receipt of the initial payment and completion of the foregoing requirements under the license transaction.  The remaining portion of the one-time license fee was recognized at the completion of the required statement of work.

The Company has used and is using the license fee from this transaction to pay off noteholders and other indebtedness and fund operations.  Under the agreements relating to the license transaction, the Company is obligated to contribute all intellectual property that it develops through February 2012 to CIP.  In addition, the Company is obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and is obligated to refrain from granting any security in its interest in CIP at any time.  The company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If the Company is unable to comply with these obligations, Apple may be entitled to foreclose on such assets.

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

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		December 31.
	Level	2010		2009
Warrant Liabilities	2		$12,819	$3,975
Conversion Feature Liabilities	2	$		$444

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

Subsequent Events.  In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events.  In accordance with this standard, the Company evaluated subsequent events through April 5, 2011, the date the company filed its Annual Report on Form 10-K/A Amendment No. 1 with the SEC.

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

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

Pursuant to FASB ASC Topic 815 – Derivatives and Hedging, the original fair value of the embedded conversion feature of $3,367 has been recorded as conversion feature.  The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.68 years; (2) volatility of 176%; (3) risk free interest of 0.92% and dividend rate of 0%. In addition, the Company is required to report a value of the conversion liability as a fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.

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

Pursuant to FASB ASC 480-10-25-14, Distinguishing Liabilities from Equity, the original fair values of the warrants of $14,773 have been recorded as warrant liability, which was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 2.67 years; (2) volatility of 176%; (3) risk free interest of 1.39% and (4) dividend rate of 0%.

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
47,232,459

Pursuant to FASB ASC 480-10-25-14, Distinguishing Liabilities from Equity, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations.  The change in the fair value of the warrants resulted in a loss of $10,394 and a gain of $9,835 for the years ended December 31, 2010 and 2009, respectively.  The fair value of warrants outstanding at December 31, 2010 of $12,819 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.38 to 4.58 years; (2) volatility of 154%, (3) risk free interest of 0.19% to 2.01%, and dividend rate of 0%.  The fair value of warrants outstanding at December 31, 2009 of $692 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 0.21 to 3.99 years; (2) volatility of 113%, (3) risk free interest of 0.11% to 1.55%, and dividend rate of 0%.

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

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recorded $142 and $176 for the years ended December 31, 2010 and 2009, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options.

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

17. Segment Reporting and Geographic Information

FASB ASC Topic 280, Segment Reporting, requires companies to provide certain information about their operating segments.  In April 2002, the Company began classifying operations into two reportable segments: Liquidmetal alloy industrial coatings (“Coatings”) and bulk Liquidmetal alloys (“Licensing and Bulk Alloys”).  Coatings are used primarily as a protective coating for industrial machinery and equipment, such as drill pipe used by the oil drilling industry and boiler tubes used by coal burning power plants.

Licensing and Bulk Alloys include market opportunities to manufacture and sell casing components for electronic devices, medical devices, sporting goods, tooling, prototype sampling, defense applications and metal processing equipment.  Primarily, the expenses incurred by the Licensing and Bulk Alloys segment are manufacturing, research and development costs, and selling expenses associated with identifying and developing market opportunities.  Licensing and Bulk Alloys products can be distinguished from Coatings products in that the bulk Liquidmetal alloys can have significant thickness, up to approximately one inch, which allows for their use in a wider variety of applications other than a thin protective coating applied to machinery and equipment.   In 2010, the Company discontinued a portion of its bulk alloy manufacturing facility located in Korea.  Revenue and expenses associated with research and development services are included in Licensing and Bulk Alloys segment.  The accounting policies of the reportable segments are the same as those described in Note 3 above.

The Company has restated certain previously issued financial statements due to an error related to the Company’s accounting for the reclassification of net loss related to discontinued operations (see Note 2).

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
(in thousands, except share data)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Coatings	Licensing and Bulk Alloy	Segment Totals
Year ended December 31, 2010:
Revenue from external customers (restated)	$9,794	$20,474	$30,268
Gross profit (restated)	3,544	20,212	23,756
Total segment (loss) income	(412)	15,446	15,034
Total identifiable assets at end of period	3,893	3,963	7,856

Year ended December 31, 2009:
Revenue from external customers	$8,656	$2,117	$10,773
Gross profit	3,129	1,759	4,888
Total segment loss	(304)	796	492
Total identifiable assets at end of period	2,485	6,134	8,619

Reconciling information for the statements of operations between reportable segments and the Company’s restated consolidated totals is shown in the following table:

	Years ended December 31,
	2010	2009
	(restated)
Total segment income before interest expense and discontinued operations	$15,034	$492
General and administrative expenses, excluded	(3,471)	(3,247)
Loss before interest, other income, income taxes, and discontinued operations	11,563	(2,755)
Loss from extinguishment of debt	-	(1,471)
Change in value of warrants, gain	(10,394)	9,835
Change in value of conversion feature, gain	444	1,827
Other expense	-	(308)
Other income	70	-
Interest expense	(4,033)	(4,553)
Interest income	6	-
Income taxes	-	(168)
Loss attributable to noncontrolling interest	576	69
Loss from discontinued operations, net	(2,928)	(2,225)
Consolidated net (loss) income (restated)	$(4,696)	$251

Included in Licensing and Bulk Alloys segment income for the year ended December 31, 2010 is $84 of other income recognized from accounts payables write-off.  During the year ended December 31, 2010, there was one customer in the Licensing and Bulk Alloys segment that accounted for 66% of revenues from continuing operations.  There was no customer that accounted for more than 10% of our revenues from continuing operations during 2009.

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

22. Subsequent Event

On March 19, 2011, the Company entered into a preliminary binding settlement agreement with SAGA pursuant to which (i) both parties agreed to terminate the joint venture, (ii) both parties agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company agreed to pay SAGA $2,800 in the form of restricted shares of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI will be terminated.   As part of the restatement, we increased our accrual for the settlement and potential legal fees to $3,100 as of December 31, 2010 (see Note 2).  The adjustments resulted in an increase to accounts payable and accrued liabilities of $2,800 and an increase to settlement expense of $2,800.

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