Form 10-K
period 2011-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2012-03-30
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $52,784,183. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.49 per share, the closing price of the common stock as reported on the OTC Bulletin Board on June 30, 2011 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2011 is deemed to be an affiliate.  The number of shares of common stock outstanding as of March 15, 2012 was 160,137,306.

EXPLANATORY NOTE

In this Annual Report on Form 10-K (“Form 10-K”), we are restating our consolidated financial statements for the fiscal year ended December 31, 2010 as filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K on December 6, 2011, and each of the interim quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, as filed with the SEC on Form 10-Q on May 16, 2011, August 10, 2011 and November 10, 2011, respectively,  to properly account for certain previously issued warrants and to include required earnings per share disclosures.

Restatement of Consolidated Financial Statements

Warrant.  On November 2, 2010, we filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the “Amended Designation”) for our Series A-1 and Series A-2 Preferred Stock.  The Amended Designation was approved by the requisite votes from the holders of our Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a consent agreement entered into between us and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement").   The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the warrants held by the holders who signed the Consent Agreement would be extended to an expiration date of July 2015, and the price-based anti-dilution rights on such warrants would be removed.

The number of warrants held by the holders who signed the Consent Agreement totaled 40,032,833 shares (the “Consent Warrants”) out of our total number of warrants of 47,232,459 shares as of the date of the Amended Designation.  The Consent Warrants were initially recorded as liabilities on our consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging, and FASB ASC 815-40, Contracts in Entity’s Own Equity, due to their price-based anti-dilution rights (“FASB ASC 815”).  We recently determined that once the anti-dilution rights were removed, the Consent Warrants no longer met the criteria under FASB ASC 815.  After further evaluation under FASB ASC 815 we concluded that the Consent Warrants should no longer be recorded as liabilities and instead should be recorded as equity.  This resulted in $24.4 million of warrant valuation being recorded into equity as of the date of the Amended Designation.

Additionally, we reversed the periodic warrant liability valuation gains/losses at December 31, 2010 for the Consent Warrants and restated our financial statements for the year ended December 31, 2010 resulting in an additional loss of $12.9 million.  Selected information about the impact of the restatement on our interim quarterly periods during 2011 is provided in Note 2 to our consolidated financial statements, which appears beginning on page 53 of this Form 10-K.

Earnings per share attributable to common shareholders. During the year ended December 31, 2010, we had recorded $653 thousand as a dividend accrual for the Series A Preferred Stock and should have calculated net loss attributable to common shareholders net of the dividends accrued in accordance with FASB ASC 260, Earnings Per Share.  The impact of the dividend accrual resulted in additional $0.01 of basic loss per share for the year ended December 31, 2010.

All of the restatements are non-cash in nature and are not related to our operations.

Other than the changes referred to above, all other information included in our Annual Report on Form 10-K for the fiscal year December 31, 2010 and in our Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2011, June 30, 2011 and September 30, 2011 remains unchanged.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or result. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements.  It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of this report entitled “Risk Factors” (Item 1A of this report) as well as the following risks and uncertainties:

•	Our ability to fund our operations in the short and long term through financing transactions on terms acceptable to us, or at all;
•	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
•	Our limited history of developing and selling products made from our bulk amorphous alloys;
•	Lengthy customer adoption cycles and unpredictable customer adoption practices;
•	Our ability to identify, develop, and commercialize new product applications for our technology;
•	Competition from current suppliers of incumbent materials or producers of competing products;
•	Our ability to identify, consummate, and/or integrate strategic partnerships;
•	The potential for manufacturing problems or delays; and
•	Potential difficulties associated with protecting or expanding our intellectual property position.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “the Company”, “Liquidmetal Technologies”, “our Company”, “we”, “us”, and similar references refer to Liquidmetal Technologies, Inc. and its subsidiaries.

Overview

We are a materials technology company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. We design, develop and sell products and components from bulk amorphous alloys to customers in various industries.  We also partner with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, in laboratory testing, our zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

General Corporate Information

We were originally incorporated in California in 1987, and we reincorporated in Delaware in May 2003.  Our principal executive office is located at 30452 Esperanza, Rancho Santa Margarita, California 92688. Our telephone number at that address is (949) 635-2100. Our Internet website address is www.liquidmetal.com and all of our filings with the Securities and Exchange Commission (“SEC”) are available free of charge on our website.

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

Our Strategy

The key elements of our strategy include:

●
Focusing Our Marketing Activities on Select Products with Expected Higher Gross-Margins.  We intend to focus our marketing activities on select products with anticipated higher gross margins.  This strategy is designed to align our product development initiatives with our processes and cost structure, and to reduce our exposure to more commodity-type product applications that are prone to unpredictable demand and fluctuating pricing.  Our focus is primarily on higher-margin products that possess design features that take advantage of our existing and developing manufacturing technology and that command a price commensurate with the performance advantages of our alloys.  In addition to our focus on products with higher gross margins, we will continue to engage in prototype manufacturing, both for internally manufactured products and for products that will ultimately be licensed to or manufactured by third parties.

●
Pursuing Strategic Partnerships In Order to More Rapidly Develop and Commercialize Products.  We intend to actively pursue and support strategic partnerships that will enable us to leverage the resources, strength, and technologies of other companies in order to more rapidly develop and commercialize products.  These partnerships may include licensing transactions in which we license full commercial rights to our technology in a specific application area, or they may include transactions of a more limited scope in which, for example, we outsource manufacturing activities or grant limited licensing rights.  We believe that utilizing such a partnering strategy will enable us to reduce our working capital burden, better fund product development efforts, better understand customer adoption practices, leverage the technical and financial resources of our partners, and more effectively handle product design and process challenges.

●
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

Applications for Liquidmetal Alloys

We have focused our commercialization efforts for Liquidmetal alloys on three identified product areas.  We believe that these areas are consistent with our strategy in terms of determining market size, building brand recognition, and providing an opportunity to develop and refine our processing capabilities. Although we believe that strategic partnership transactions could create valuable opportunities beyond the parameters of these target markets, we anticipate continuing to pursue these markets both internally and in conjunction with partners.

Components for “Non-Consumer Electronic” Products

We design, develop and produce components for “non-consumer electronic” devices utilizing our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these components in certain applications.  Our strategic focus is primarily on higher-margin parts that command a price commensurate with the performance advantages of our alloys.  These product categories in the non-consumer electronics field include, but are not limited to, parts for high end printers, commercial imaging devices, aerospace components, medical devices and industrial machines.  We believe that there are multiple applications and opportunities in the non-consumer electronics product category for us to produce parts that command the higher margin and premium prices consistent with our core business strategy.

We believe that the continued miniaturization of, and the introduction of advanced features to non-consumer electronic devices is a primary driver of growth, market share, and profits in our industry.  The high strength-to-weight ratio and elastic limit and the processing advantages of bulk Liquidmetal alloys enable the production of smaller, thinner, but stronger electronic parts.  We also believe that the strength characteristics of our alloys could facilitate the creation of a new generation of non-consumer electronic devices which currently may not be viable because of strength limitations of conventional metal parts in the marketplace today.  Lastly, we believe that our alloys offer style and design flexibility, such as shiny metallic finishes, to accommodate the changing tastes of our customers.

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which, for a one time license fee, we granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize our intellectual property in the field of “consumer electronic” products, as defined in the license agreement.  As a result, we will not pursue application of our bulk Liquidmetal alloys in the consumer electronics field.  For more information regarding our transaction with Apple, see “ – Significant Transactions” below.

Sporting Goods and Leisure Products

We are developing a variety of applications for Liquidmetal alloys in the sporting goods and leisure products area.

In the sporting goods industry, we believe that the high strength, hardness, and elasticity of our bulk alloys have the potential to enhance performance in a variety of products including but not limited to golf clubs, tennis rackets and skis, and we further believe that many sporting goods products are conducive to our strategy of focusing on high-margin products that meet our design criteria.

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

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a perpetual non-exclusive license to our technology to produce and market watches and certain other luxury products.  In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, and our license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights.

Medical Devices

We are engaged in product development efforts relating to various medical devices that could be made from bulk Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide a combination of performance and cost benefits that could make them a desirable replacement to incumbent materials, such as stainless steel and titanium, currently used in various medical device applications.  Our ongoing emphasis has been on surgical instrument applications for Liquidmetal alloys. These include, but are not limited to, specialized blades, orthopedic instruments utilized for implant surgery procedures, dental devices, and general surgery devices. The potential value offered by our alloys is higher performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape cast into components, thus reducing costs of secondary processing. The status of most components in the prototyping phase is subject to non-disclosure agreements with our customers.

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

Significant Transactions

On December 20, 2011, our former majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”), entered into a transaction pursuant to which LMC issued and sold additional membership interests to a related party and third party investors for an aggregate purchase price of $3.0 million (the “LMC Investment”).  The LMC Investment was entered into pursuant to a Membership Interest Purchase Agreement between the investors and LMC (the “Purchase Agreement”).  The investors in the LMC Investment were Rockwall Holdings, Inc. (“Rockwall”), C3 Capital Partners, L.P. and C3 Capital Partners II, L.P. (the “C3 Entities”). The C3 Entities were minority investors in LMC prior to the transaction, and Rockwall is a company controlled by John Kang, our former Chief Executive Officer and Chairman.  As of December 31, 2011, Mr. Kang beneficially owned 5.0% of our common stock.

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, our Company and the C3 Entities agreed to terminate a letter agreement, dated July 30, 2010, under which we would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, we no longer have any contingent obligation to contribute additional capital to LMC.  As a result of the LMC Investment, our equity interest in LMC was reduced from approximately 72.86% to 0.667%.  However, we did not sell any of our membership interests in LMC in the transaction.  LMC represented approximately 42% of the net book value of our assets and 64% of the net book value of our liabilities as of November 30, 2011, and LMC represented approximately 92% of our revenue and operating income that reduced our operating loss by 33% for the eleven months ended November 30, 2011.  As a result of the reduction in our percentage interest in LMC, we will no longer consolidate LMC’s financial results with our financial statements and the previous results of operations for LMC are reclassified as discontinued operations in the financial statements included in this Form 10-K for all periods presented.  However, Ricardo Salas, our Executive Vice President, will continue to serve as a member of LMC’s board of directors.

In connection with the LMC Investment, we entered into a Second Amended and Restated Operating Agreement with LMC and other members of LMC, and we also entered into a Second Amended and Restated License and Technical Support Agreement with LMC terminating certain technology cross-licenses between LMC and us and continuing LMC’s right to use the Liquidmetal trademark in connection with LMC’s business.

On December 1, 2011, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell our former Korean subsidiary and manufacturing facility, Liquidmetal Technologies Korea (“LMTK”), that was discontinued in November 2010.  Under the Share Purchase Agreement, we sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The results of operations of LMTK have been previously included as discontinued operations in our financial statements, and as a result of the transaction, we will no longer consolidate LMTK’s financial results with our financial statements.

In June 2010, we created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloy parts.  On August 5, 2011, we sold all of the stock of Advanced Metals Materials (“AMM”) to Innovative Materials Group, which is majority owned by John Kang, our former Chief Executive Officer and Chairman, for $720 thousand of which $200 thousand was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum.

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), a specialist parts manufacturer, filed a litigation case against us claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of joint venture agreement called Liquidmetal SAGA Italy, Srl (“LSI”).  On April 6, 2011 (the “Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between SAGA and us was terminated, (ii) SAGA and we both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.

The number of Shares issued to SAGA on the Effective Date was based on the 30 day trailing, volume weighted average price of our common stock as of the Effective Date.  An additional provision of the SAGA settlement and Equity Interest Purchase Agreement was the obligation for us to issue a promissory note to compensate for a decrease in the market price of our common stock over a six month period from the Effective Date of the settlement.  On October 10, 2011, we issued to SAGA a promissory note in the principal amount of $1.7 million due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum to account for the decrease in the market price of our common stock.  All of the principal and accrued interest is due on the Maturity Date.

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

Under the agreements relating to the license transaction, we are obligated to contribute all intellectual property that we develop through February 2012 to CIP.  In addition, we are obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and are obligated to refrain from granting any security in our interest in CIP at any time.  We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If we are unable to comply with these obligations, Apple may be entitled to foreclose on our assets.

Our Intellectual Property

Pursuant to our transaction with Apple described under “ – Significant Transactions” above, we license substantially all our intellectual property from our wholly-owned subsidiary, Crucible Intellectual Property, LLC.  Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 55 owned or licensed U.S. patents and numerous patent applications relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have purchased patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology acquired from Caltech through a license agreement (“Caltech License Agreement”) with Caltech.  In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2013 and 2028. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

Research and Development

We are engaged in ongoing research and development programs that are driven by the following key objectives:

●
Enhance Material Processing and Manufacturing Efficiencies. We are working with our strategic partners to enhance material processing and manufacturing efficiencies.  We plan to continue research and development of processes and compositions that will decrease our cost of making products from Liquidmetal alloys.

●
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

●
Develop New Applications. We will continue the research and development of new applications for Liquidmetal alloys. We believe the range of potential applications will broaden by expanding the forms, compositions, and methods of processing of our alloys.

We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. As of December 31, 2011, our internal research and development efforts are conducted by a team of four scientists and engineers each of whom we either employ directly or engage as a consultant.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2011, and 2010 remained flat at $1.1 million for both years.

Raw Materials

Liquidmetal alloy compositions are comprised of many elements, all of which are generally available commodity products. We believe that each of these raw materials is readily available in sufficient quantities from multiple sources on commercially acceptable terms. However, any substantial increase in the price or interruption in the supply of these materials could have an adverse effect on our business.

Manufacturing

We historically built and maintained our own manufacturing facilities and manufactured substantially all of our bulk amorphous alloy products internally.  Our current manufacturing strategy is to partner with global companies that are contract manufacturers and alloy producers.  We are seeking third party companies with a proven track record of success and that can gain specialized skills and knowledge of our alloys through close collaborations with our team of scientists and engineers.  We believe that partnering with these global companies will allow us to forgo the capital intensive requirements of maintaining our own manufacturing facilities and allow us to focus on our core business which is to expand our patent portfolio of intellectual property and develop long term relationships with our customers.

Customers

During 2011, there were three major customers, who together accounted for 66% of our revenue.  During 2010, there was one major customer, who accounted for 98% of our revenue.  In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

Competition

Other than our authorized licensees, we are not aware of any other company or business that manufactures, markets, distributes, or sells bulk amorphous alloys or products made from bulk amorphous alloys. We believe it would be difficult to develop a competitive bulk amorphous alloy without infringing our patents. However, our bulk Liquidmetal alloys face competition from other materials, including metals, alloys, plastics and composites, which are currently used in the commercial applications that we pursue. For example, we face significant competition from plastics, zinc and stainless steel in our non-consumer electronics components business, and titanium and composites will continue to be used widely in medical devices and sporting goods. Many of these competitive materials are produced by domestic and international companies that have substantially greater financial and other resources than we do.  Based on our experience with developing products for a variety of customers, we believe that the selection of materials by potential customers will continue to be product-specific in nature, with the decision for each product being driven primarily by the performance needs of the application and secondarily by cost considerations and design flexibility. Because of the relatively high strength of our alloys and the design flexibility of our process, we are most competitive when the customer is seeking a higher strength as well as greater design flexibility than currently available with other materials. However, if currently available materials, such as plastics, are strong enough for the application, our alloys are often not competitive in those applications with respect to price. We also believe that our alloys are generally not competitive with the cost of some of the basic metals, such as steel, aluminum or copper, when such basic metals can be used in specific applications, but our alloys are generally more competitive with price on more exotic metals, such as titanium. Our alloys could also face competition from new materials that may be developed in the future, including new materials that could render our alloys obsolete.

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

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. To that end, we intend to hire additional business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products.

Employees

As of December 31, 2011, we had 14 full-time employees and one part-time employee for a total of 15 employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Environmental Law Compliance

Beryllium is a minor constituent element of some of our alloys.  The processing of beryllium can result in the release of beryllium into the workplace and the environment and in the creation of beryllium oxide as a by-product. Beryllium is classified as a hazardous air pollutant, a toxic substance, a hazardous substance, and a probable human carcinogen under environmental, safety, and health laws, and various acute and chronic health effects may result from exposure to beryllium.  We are required to comply with certain regulatory requirements and to obtain a permit from the U.S. Environmental Protection Agency or other government agencies to process beryllium.

Our operations are subject to other national, state, and local environmental laws in the United States.  We believe that we are in material compliance with all applicable environmental regulations.  While we continue to incur costs to comply with environmental regulations, we do not believe that such costs will have a material effect on our capital expenditures, earnings, or competitive position.

Non-Core Subsidiary

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment

We have limited funding to support our current operations.

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through April 30, 2012.  Following April 30, 2012, we will require additional funding in order to continue operations as a going concern.  Although we are actively pursuing financing transactions, we cannot guarantee that adequate funds will be available when needed and even if available, cannot guarantee that we will achieve favorable terms.  If we raise additional funds by issuing securities, existing stockholders may be diluted.  If funding is insufficient at any time in the future, we will be required to alter or reduce the scope of our operations or to cease our operations entirely.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

As a result of our legal settlement with SAGA, SpA (See Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K for more information regarding this settlement), as of December 31, 2011, we have $1.7 million in principal outstanding as short-term debt due on October 10, 2012.  Our cash flow from operations is expected to be insufficient to meet the required principal and interest payments on this debt, which managements anticipates will require the restructuring of such debt in 2012.  SAGA may not be willing to restructure such debt on terms acceptable to us, or at all.  A significant portion of our cash flow from operations may be dedicated to the payment of the principal and interest on this debt. We may seek to refinance this debt but we may be unable to achieve such refinancing on terms acceptable to us, or at all.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

We determined that we had a material weakness with respect to warrant recognition, resulting in a restatement of our financial statements for the year ended December 31, 2010 and for the quarters ended March 30, 2011, June 30, 2011 and September 30, 2011.  We also determined that we had a material weakness with respect to earnings per share disclosure, resulting in a restatement of our financial statements for the year ended December 31, 2010.

As of December 31, 2011, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective.   Since the restatement, we are implementing new processes and procedures to improve our internal control over financial reporting. We believe that these actions will remediate the identified material weaknesses and internal control deficiencies.

We have incurred significant operating losses in the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant cumulative operating losses since our inception.  Our operating loss for the fiscal year ended December 31, 2011 was $6.5 million while our operating income for the fiscal year ended December 31, 2010 was $11.9 million.  We had an accumulated deficit of approximately $175.9 million at December 31, 2011. Of this accumulated deficit, $52.1 million was attributable to losses generated by our discontinued parts manufacturing and coatings businesses.  We anticipate that we may continue to incur operating losses for the foreseeable future.  Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

We have a limited history of developing and selling products made from our bulk amorphous alloys.

We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, our supplier’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of its control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.

We rely on assumptions about the markets for our products and components that, if incorrect, may adversely affect our profitability.

We have made assumptions regarding the market size for, and the manufacturing requirements of, our products and components based in part on information we received from third parties and also from our limited history. If these assumptions prove to be incorrect, we may not achieve anticipated market penetration revenue targets or profitability.

Our historical results of operations may not be indicative of our future results.

As a result of our limited history of developing and marketing bulk amorphous alloy components and products, as well as our new manufacturing strategy of partnering with contract manufacturers and alloy producers, our historical results of operations may not be indicative of our future results.

We rely on multiple, sole source suppliers for mold making, manufacturing and alloying of our bulk amorphous alloy and parts, as well as the manufacturing of our bulk amorphous alloy production machines.

We currently have one supplier who fulfills the mold making and manufacturing of our bulk amorphous alloy parts.  Our supplier may allocate its limited capacity to fulfill the production requirements of its other customers.  In the event of a disruption of the operations of our supplier, we may not have a secondary manufacturing source immediately available. Such an event could cause significant delays in shipments and may adversely affect our revenue, cost of goods sold and results of operations.

We currently have one supplier who fulfills our alloying/manufacturing of bulk amorphous alloys. In the event of a disruption of the operations of our alloy supplier, we may not have a secondary alloying source immediately available. Such an event could cause significant delays in shipments and may adversely affect our revenue, cost of goods sold and results of operations.

Our bulk amorphous alloy production machines are manufactured by one supplier.  Orders for additional machines are estimated to be built with a 26-week lead time.  If our bulk alloy parts supplier requires more production machines to manufacture customer parts due to an unexpected demand, we may experience delays in shipment, increased cost of goods sold or loss in revenues.  Additionally, in the event of a disruption in the operations of our production machine supplier, our bulk alloy parts supplier may not have a secondary machine manufacturer immediately available.  Such an event could cause significant delays in fulfilling customers’ orders and may adversely affect our revenue, cost of goods sold and results of operations.

We rely on a supplier that has limited experience in manufacturing our products, and our supplier may encounter manufacturing problems or delays or may be unable to produce high-quality products at acceptable costs.

We intend to rely on our supplier to manufacture all of our Liquidmetal alloy products, including products that we develop in conjunction with our customers.  Our supplier has limited experience in manufacturing our products and may be required to manufacture a range of products in high volumes while ensuring high quality and consistency.  We cannot assure you that our supplier will be able to meet all of our manufacturing needs.  We also cannot assure you that our supplier’s will be able to produce the intended products with the production yields, quality controls, and production costs that we currently assume.

If we cannot establish and maintain relationships with customers that incorporate our components and products into their finished goods, we will not be able to increase our revenue and commercialize our products.

Our business is based upon the commercialization of a new and unique materials technology. Our ability to increase our revenues will depend on our ability to successfully maintain and establish relationships with customers who are willing to incorporate our proprietary alloys and technology into their finished products. However, we believe that the size of our company and the novel nature of our technology and manufacturing process may continue to make it challenging to maintain and establish such relationships. In addition, we rely and will continue to rely to a large extent on the manufacturing, research, and development capabilities, as well as the marketing and distribution capabilities, of our customers in order to commercialize our products. Our future growth and success will depend in large part on our ability to enter into these relationships and the subsequent success of these relationships. Even if our products are selected for use in a customer’s products, we still may not realize significant revenue from that customer if that customer’s products are not commercially successful.

It may take significant time and cost for us to develop new customer relationships, which may delay our ability to generate additional revenue or achieve profitability.

Our ability to generate revenue from new customers is generally affected by the amount of time it takes for us to, among other things:

•	identify a potential customer and introduce the customer to Liquidmetal alloys;

•	work with the customer to select and design the parts to be fabricated from Liquidmetal alloys;

•	make the molds and tooling to be used to produce the selected part;

•	make prototypes and samples for customer testing;

•	work with our customers to test and analyze prototypes and samples; and

•	with respect to some types of products, such as medical devices, obtain regulatory approvals.

We believe that our average sales cycle (the time we deliver a proposal to a customer until the time our customer fully integrates our Liquidmetal alloys into its product) could be a significant period of time. Our history to date has demonstrated that the sales cycle could extend significantly longer than we anticipate. The time it takes to transition a customer from limited production to full-scale production runs will depend upon the nature of the processes and products into which our Liquidmetal alloys are integrated.  Moreover, we have found that customers often proceed very cautiously and slowly before incorporating a fundamentally new and unique type of material into their products.

After we develop a customer relationship, it may take a significant amount of time for that customer to develop, manufacture, and sell finished goods that incorporate our components and products.

Our experience has shown that our customers will perform numerous tests and extensively evaluate our components and products before incorporating them into their finished products. The time required for testing, evaluating, and designing our components and products into a customer’s products, and in some cases, obtaining regulatory approval, can be significant, with an additional period of time before a customer commences volume production of products incorporating our components and products, if ever. Moreover, because of this lengthy development cycle, we may experience a delay between the time we accrue expenses for research and development and sales and marketing efforts and the time when we generate revenue, if any. We may incur substantial costs in an attempt to transition a customer from initial testing to prototype and from prototype to final product. If we are unable to minimize these transition costs, or to recover the costs of these transitions from our customers, our operating results will be adversely affected.

A limited number of our customers generate a significant portion of our revenue.

For the near future, we expect that a significant portion of our revenue may be concentrated in a limited number of customers.  A reduction, delay, or cancellation of orders from one or more of these customers or the loss of one or more customer relationships could significantly reduce our revenue and harm our business. Unless we establish long-term sales arrangements with these customers, they will have the ability to reduce or discontinue their purchases of our products on short notice.

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

The future growth and success of our Liquidmetal alloy business will depend in part on our ability to establish and retain a technological advantage over other materials for our targeted applications. For many of our targeted applications, we will compete with manufacturers of similar products that use different materials many of which have substantially greater financial and other resources than we do. These different materials may include plastics, titanium alloys, or stainless steel, among others, and we will compete directly with suppliers of the incumbent material. In addition, in each of our targeted markets, our success will depend in part on the ability of our customers to compete successfully in their respective markets. Thus, even if we are successful in replacing an incumbent material in a finished product, we will remain subject to the risk that our customer will not compete successfully in its own market.

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

Our business is based upon the commercialization of a new and unique materials technology. Our future growth and success will depend in part on our ability to retain key members of our management and scientific staff, who are familiar with this technology and the potential applications and markets for it. We do not have “key man” or similar insurance on any of the key members of our management and scientific staff.  If we lose their services or the services of other key personnel, our financial results or business prospects may be harmed. Additionally, our future growth and success will depend in part on our ability to attract, train, and retain scientific engineering, manufacturing, sales, marketing, and management personnel. We cannot be certain that we will be able to attract and retain the personnel necessary to manage our operations effectively. Competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. Moreover, the employment of otherwise highly qualified non-U.S. citizens may be restricted by applicable immigration laws.

We may not be able to effectively manage our anticipated growth.

If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruption in our operations and ultimately be unable to achieve or sustain profitability. Furthermore, we anticipate that we will need to significantly expand our operations to successfully implement our business strategy. Managing our anticipated growth may be difficult because:

•	rapid growth may require significant capital, and we have no certainty that additional amounts of capital can be raised in a timely manner;

•	our management team has worked together for a relatively short period of time;

•
we have a limited history of developing and marketing products made from Liquidmetal alloys, and we expect that our Liquidmetal alloy business will generate the majority of our revenue in the near future;

•	we intend to rapidly expand our sales, research and development programs; and

•	we intend to pursue strategic transactions that will enhance or expand our technology.

We may not be able to successfully identify, consummate, or integrate strategic partnerships.

As a part of our business strategy, we intend to pursue strategic partnering transactions that provide access to new technologies, products, markets, and manufacturing capabilities. These transactions could include licensing agreements, joint ventures, or business combinations. We believe that these transactions will be particularly important to our future growth and success due to the size and resources of our company and the novel nature of our technology. For example, we may determine that we may need to license our technology to a larger manufacturer in order to penetrate a particular market. In addition, we may pursue transactions that will give us access to new technologies that are useful in connection with the composition, processing, or application of Liquidmetal alloys. We may not be able to successfully identify any potential strategic partnerships. Even if we do identify one or more potentially beneficial strategic partners, we may not be able to consummate transactions with these strategic partners on favorable terms or obtain the benefits we anticipate from such a transaction.

We may derive some portion of our revenue from sales outside the United States which may expose the Company to foreign commerce risks.

We may sell a portion of our products to customers outside of the United States, and our operations and revenue may be subject to risks associated with foreign commerce, including transportation delays and foreign tax/legal compliance. Moreover, customers may sell finished goods that incorporate our components and products outside of the United States, which exposes us indirectly to additional foreign commerce risks.

A substantial increase in the price or interruption in the supply of raw materials for our alloys could have an adverse effect on our profitability.

Our proprietary alloy compositions are comprised of many elements, all of which are generally available commodity products. Although we believe that each of these raw materials is currently readily available in sufficient quantities from multiple sources on commercially acceptable terms, if the prices of these materials substantially increase or there is an interruption in the supply of these materials, such increase or interruption could adversely affect our profitability. For example, if the price of one of the elements included in our alloys substantially increases, we may not be able to pass the price increase on to our customers.

Our business could be subject to the potential adverse consequences of exchange rate fluctuations.

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

Our inability to protect our licenses, patents, and proprietary rights in the United States and foreign countries could harm our business.

We own several patents relating to amorphous alloy technology, and we have other rights to amorphous alloy patents through an exclusive license from the California Institute of Technology (“Caltech”).  Our success depends in part on our ability to obtain and maintain patent and other proprietary right protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. Specifically, we must:

•	protect and enforce our owned and licensed patents and intellectual property;

•	exploit our owned and licensed patented technology; and

•	operate our business without infringing on the intellectual property rights of third parties.

Our licensed technology is comprised of several issued United States patents covering the composition and method of manufacturing of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2013 and 2028.  The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

The time and cost associated with complying with government regulations to which we could become subject could have a material adverse effect on our business.

Some of the applications for our Liquidmetal alloys that we have identified or may identify in the future may be subject to government regulations. For example, any medical devices made from our alloys likely will be subject to extensive government regulation in the United States by the Food and Drug Administration (“FDA”). Any medical device manufacturers to whom we sell Liquidmetal alloy products may need to comply with FDA requirements, including premarket approval or clearance under Section 510(k) of the Food Drug and Cosmetic Act before marketing Liquidmetal alloy medical device products in the United States. These medical device manufacturers may be required to obtain similar approvals before marketing these medical devices in foreign countries. Any medical device manufacturers with which we jointly develop and sell medical device products may not provide significant assistance to us in obtaining required regulatory approvals. The process of obtaining and maintaining required FDA and foreign regulatory approvals could be lengthy, expensive, and uncertain. Additionally, regulatory agencies can delay or prevent product introductions. The failure to comply with applicable regulatory requirements can result in substantial fines, civil and criminal penalties, stop sale orders, loss or denial of approvals, recalls of products, and product seizures.

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

Our executive officers, directors and insiders and entities affiliated with them hold a significant percentage of our common stock, and these shareholders may take actions that may be adverse to your interests.

As of December 31, 2011, our executive officers, directors and insiders and entities affiliated with them will, in the aggregate, beneficially own approximately 50% of our common stock and 46% of our preferred stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2011, the highest bid price for our common stock was $0.84 per share, while the lowest bid price during that period was $0.12 per share.  The trading price of our common stock could continue to fluctuate widely due to:

•	limited current liquidity and the possible need to raise additional capital;

•	quarter-to-quarter variations in results of operations;

•	announcements of technological innovations by us or our potential competitors;

•	changes in or our failure to meet the expectations of securities analysts;

•	new products offered by us or our competitors;

•	announcements of strategic relationships or strategic partnerships;

•	future sales of common stock, or securities convertible into or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	future issuances of common stock in connection with acquisitions or other transactions;

•	acts of war, terrorism, or natural disasters;

•
industry, domestic and international market and economic conditions, including the global macroeconomic downturn over the last three years and related sovereign debt issues in certain parts of the world;

•	low trading volume in our stock;

•	developments relating to patents or property rights;

•	government regulatory changes; or

•	other events or factors that may be beyond our control.

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

Future sales of our common stock could depress our stock price.

Sales of a large number of shares of our common stock, or the availability of a large number of shares for sale, could adversely affect the market price of our common stock and could impair our ability to raise funds in additional stock offerings. In the event that we propose to register additional shares of common stock under the Securities Act of 1933 for our own account, certain shareholders are entitled to receive notice of that registration and to include their shares in the registration, subject to limitations described in the agreements granting these rights.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our businesses, and we do not anticipate paying any cash dividends on our capital stock for the foreseeable future. In addition, the terms of existing or any future debts may preclude us from paying dividends on our stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for our common stockholders.

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

The provisions described above, as well as other provisions in our certificate of incorporation, our bylaws, and Delaware law could delay or make more difficult transactions involving a change in control of us or our management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office and principal research and development offices are located in Rancho Santa Margarita, California and consist of approximately 15,000 square feet. This facility is occupied pursuant to a lease agreement that expires in April 2016.  We currently expect that the foregoing facility will meet our anticipated research, warehousing, and administrative needs for the foreseeable future.

Item 3. Legal Proceedings

During 2011, we reached a settlement agreement on our single active lawsuit by issuance of common stock and a note payable as described below.

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), filed a complaint against us in the County of Orange in California claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of Liquidmetal Saga Italy, Srl (“LSI”), a joint venture between us and SAGA.  On April 6, 2011 (the “Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between us and SAGA was terminated, (ii) we and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  A total of $0 and $3.1 million was accrued for the settlement and legal fees as of December 31, 2011 and 2010, respectively.

The number of Shares issued to SAGA was based on the 30 day trailing, volume weighted average price of our common stock as of the Effective Date.  An additional provision of the SAGA Settlement and Equity Interest Purchase Agreement was the obligation for us to issue a promissory note to compensate for any decrease in the market price of our common stock over a six month period from the Effective Date of the settlement.  As such, on October 10, 2011, we  issued to SAGA a promissory note in the principal amount of $1.7 million due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum to account for the decrease in the market price of our common stock.  All of the principal and accrued interest is due on the Maturity Date.

There are no material legal proceedings currently pending.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LQMT.”  On March 15, 2012, the last reported sales price of our common stock was $0.22 per share.  As of March 15, 2012, we had 223 active record holders of our common stock.

The following table sets forth, on a per share basis, the range of high and low bid information for the shares of our common stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included, as reported by the OTC Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2011	High	Low
Fourth Quarter	$0.23	$0.12
Third Quarter	$0.51	$0.17
Second Quarter	$0.63	$0.41
First Quarter	$0.84	$0.42

2010	High	Low
Fourth Quarter	$0.85	$0.33
Third Quarter	$1.76	$0.11
Second Quarter	$0.40	$0.08
First Quarter	$0.16	$0.08

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance our operations and future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, please see Item 12 of Part III of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in the conjunction with the consolidated financial statements and notes included elsewhere in this report on Form 10-K.

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

OVERVIEW

We are a materials technology company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. We design, develop and sell products and components from bulk amorphous alloys to customers in various industries.  We also partner with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products. We believe that our proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.

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

Our revenues are derived from 1) licensing and selling our bulk Liquidmetal alloys products, which include non-consumer electronic devices, medical products, and sports and leisure goods, ii) licensing and selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; iii) product licensing and royalty revenue, and iv) research and development revenue.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

Our cost of sales consists primarily of the costs of outsourcing our manufacturing to third parties. Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

Research and development expenses represent salaries, related benefits expense, depreciation of research equipment, consulting and contract services, expenses incurred for the design and testing of new processing methods, expenses for the development of sample and prototype products, and other expenses related to the research and development of Liquidmetal bulk alloys. Costs associated with research and development activities are expensed as incurred. We plan to enhance our competitive position by improving our existing technologies and developing advances in amorphous alloy technologies. We believe that our research and development efforts will focus on the discovery of new alloy compositions, the development of improved processing technology, and the identification of new applications for our alloys.

Change in Value of Warrants consists of changes to the fair value of warrants outstanding at each period.  The warrants have been accounted for as a liability as well as equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging, and FASB ASC 815-40, Contracts in Entity’s Own Equity, due to their price-based anti-dilution rights, with the change in fair values reported in earnings. The fair values are determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding warrants.

SIGNIFICANT TRANSACTIONS

On December 20, 2011, our former majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”), entered into a transaction pursuant to which LMC issued and sold additional membership interests to a related party and to third party investors for an aggregate purchase price of $3.0 million (the “LMC Investment”).  The LMC Investment was entered into pursuant to a Membership Interest Purchase Agreement between the investors and LMC (the “Purchase Agreement”).  The investors in the LMC Investment were Rockwall Holdings, Inc. (“Rockwall”), C3 Capital Partners, L.P. and C3 Capital Partners II, L.P. (the “C3 Entities”). The C3 Entities were minority investors in LMC prior to the transaction, and Rockwall is a company controlled by John Kang, our former Chief Executive Officer and Chairman.  As of December 31, 2011, Mr. Kang beneficially owned 5.0% of our common stock.

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, our Company and the C3 Entities agreed to terminate a letter agreement, dated July 30, 2010, under which we would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, we no longer have any contingent obligation to contribute additional capital to LMC.  As a result of the LMC Investment, our equity interest in LMC was reduced from approximately 72.86% to 0.667%.  However, we did not sell any of our membership interests in LMC in the transaction.  LMC represented approximately 42% of the net book value of our assets and 64% of the net book value of our liabilities as of November 30, 2011, and LMC represented approximately 92% of our revenue and operating income that reduced our operating loss by 33% for the eleven months ended November 30, 2011.  As a result of the reduction in our percentage interest in LMC, we will no longer consolidate LMC’s financial results with our financial statements and the previous results of operations for LMC are reclassified as discontinued operations in the financial statements included in this Form 10-K for all periods presented.  However, Ricardo Salas, our Executive Vice President, will continue to serve as a member of LMC’s board of directors.

In connection with the LMC Investment, we entered into a Second Amended and Restated Operating Agreement with LMC and other members of LMC, and we also entered into a Second Amended and Restated License and Technical Support Agreement with LMC terminating certain technology cross-licenses between LMC and us and continuing LMC’s right to use the Liquidmetal trademark in connection with LMC’s business.

On December 1, 2011, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell our former Korean subsidiary and manufacturing facility, Liquidmetal Technologies Korea (“LMTK”), that was discontinued in November 2010.  Under the Share Purchase Agreement, we sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The results of operations of LMTK have been previously included as discontinued operations in our financial statements, and as a result of the transaction, we will no longer consolidate LMTK’s financial results with our financial statements.

In June 2010, we created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloy parts.  On August 5, 2011, we sold all of the stock of Advanced Metals Materials (“AMM”) to Innovative Materials Group, which is majority owned by John Kang, our former Chief Executive Officer and Chairman, for $720 thousand of which $200 thousand was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum.

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), a specialist parts manufacturer, filed a litigation case against us claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of joint venture agreement called Liquidmetal SAGA Italy, Srl (“LSI”).  On April 6, 2011 (the “Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between SAGA and us was terminated, (ii) SAGA and we both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.

The number of Shares issued to SAGA on the Effective Date was based on the 30 day trailing, volume weighted average price of our common stock as of the Effective Date.  An additional provision of the SAGA settlement and Equity Interest Purchase Agreement was the obligation for us to issue a promissory note to compensate for a decrease in the market price of our common stock over a six month period from the Effective Date of the settlement.  On October 10, 2011, we issued to SAGA a promissory note in the principal amount of $1.7 million due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum to account for the decrease in the market price of our common stock.  All of the principal and accrued interest is due on the Maturity Date.

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

Under the agreements relating to the license transaction, we are obligated to contribute all intellectual property that we develop through February 2012 to CIP.  In addition, we are obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and are obligated to refrain from granting any security in our interest in CIP at any time.  We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If we are unable to comply with these obligations, Apple may be entitled to foreclose on our assets.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2011 and 2010

	For the years ended December 31,	Percentage of Product Revenue	For the years ended December 31,	Percentage of Product Revenue
	2011		2010 (restated)
	(in thousands)		(in thousands)
Revenue:
Products	$572		$567
Licensing and royalties	400		20,000
Total revenue	972		20,567

Cost of sales	373	65%	262	46%
Selling, general and administrative expenses	4,243	742%	4,498	793%
Research and development expenses	1,120	196%	1,132	200%
Settlement expense	1,713	299%	2,800	494%
Change in value of warrants, gain (loss)	1,328	232%	(23,341)	(4,117)%
Change in value of conversion feature, gain	-	0%	444	78%
Other income	26	5%	70	12%
Interest expense	90	16%	4,018	709%
Interest income	22	4%	6	1%
Gain on disposal of subsidiary	12,109	2,117%	-	0%
Loss from discontinued operations, net	(763)	(133%)	(2,679)	(472)%

The following analysis, other than the revenue analytic, is based on expenses as a percentage of product revenue. One time licensing and royalties revenues are excluded from the analysis as their inclusion would distort the percentage calculation.

Revenue. Total Revenue decreased by $19.6 million to $972 thousand for the year ended December 31, 2011 from $20.6 million for the year ended December 31, 2010.  The decrease is primarily in the licensing and royalties revenue category due to a one-time licensing fee that occurred during 2010.

Cost of Sales. Cost of sales was $373 thousand, or 65% of product revenue, for the year ended December 31, 2011 from $262 thousand, or 46% of product revenue, for the year ended December 31, 2010.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  In addition, much of our current product mix consists of prototype parts which have variable cost percentages relative to revenue.  As we begin increasing our revenues with shipments of routine commercial parts through our third party contract manufacturer, we expect our cost of sales to stabilize and be more predictable.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $255 thousand to $4.2 million, or 742% of product revenue, for the year ended December 31, 2011 from $4.5 million, or 793% of product revenue, for the year ended December 31, 2010. The decrease was primarily the result of a one-time director consulting fee of $275 thousand .

Research and Development Expenses. Research and development expenses remained flat at $1.1 million for both of the years ended December 31, 2011 and 2010. We continue to devote significant resources to improving our processing capabilities, developing new manufacturing techniques and contracting with consultants to advance the development of Liquidmetal alloys.

Settlement Expense.  Settlement expense was $1.7 million for the year ended December 31, 2011 and $2.8 million for the year ended December 31, 2010.  Both amounts are related to a settlement with SAGA, SpA.  See Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K for more information regarding this settlement.

Change in Value of Warrants.  The change in value of warrants was a gain of $1.3 million, for the year ended December 31, 2011, which resulted from periodic valuation adjustments for warrants issued in connection with convertible and subordinated notes.  The significant gain during the year ended December 31, 2011 compared to the loss of $23.3 million, during the year ended December 31, 2010, was primarily due to the decrease in our stock price and the expiration of certain warrants during 2011.  Changes in the value of our warrants are non-cash and do not affect the operations of our business.

Change in Value of Conversion Feature.  There was no gain or loss related to the change in value of conversion feature for the year ended December 31, 2011 due to the retirement of our convertible notes in 2010.  The $444 thousand gain related to change in value of conversion feature during the year ended December 31, 2010 was due to the decrease in our stock price.

Other Income.  Other income was $26 thousand, or five percent of product revenue, for the year ended December 31, 2011, and $70 thousand, or 12% of product revenue, for the year ended December 31, 2010.  Other income is primarily due to gains on settlements on accounts payable for less than face value.

Interest Expense. Interest expense was $90 thousand, or 16% of revenue, for the year ended December 31, 2011 and was $4 million, or 709% of revenue, for the year ended December 31, 2010.  Interest expense for the year ended December 31, 2010 consisted primarily of debt amortization and interest accrued on convertible and subordinated notes and borrowings under a factoring, loan, and security agreement, which were all retired during 2010.  Interest expense for the year ended December 31, 2011 consisted of interest accrued on an outstanding promissory note.

Interest Income. Interest income was $22 thousand and $6 thousand for the year ended December 31, 2011 and 2010, respectively, from interest earned on cash deposits.

Gain on disposal of subsidiaries.  Gain on disposal of subsidiaries of $12.1 million, for the year ended December 31, 2011 was due to the sale of Advanced Metals Materials (“AMM”), our China subsidiary, the sale of Liquidmetal Technologies, Korea (“LMTK”), our Korea subsidiary, and the divestment of Liquidmetal Coatings (“LMC”), our Coatings subsidiary.  The gain on disposal was mainly attributed to the write-off of net liabilities of $10.7 million related to LMC upon deconsolidation and $2.9 million net write-off of investments in AMM and LMC and foreign exchange translation related to LMTK offset by a $1.4 million of loss from write-off of investment and net assets in LMTK.  Our gains on disposals of our subsidiaries were mainly the result of write-offs of assets and liability accounts and did not impact our cash position.

Loss from discontinued operations.  Loss from discontinued operations of $763 thousand, for the year ended December 31, 2011 and loss of $2.7 million, for the  year ended December 31, 2010 consisted of the losses from operations of our discontinued subsidiaries, AMM, LMTK, and LMC.  Our losses from discontinued operations did not impact our cash position, and these entities are no longer consolidated into our financial statements as of December 31, 2011.

Our operating and net income from continuing operations is mainly dependent on generating revenues by identifying customers who have a need for the technological advantages being offered by bulk amorphous alloys, as well as utilizing the existing technology with the right strategic partners to quickly fulfill those needs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash used by continuing operating activities was $5.1 million for the year ended December 31, 2011, while cash provided by continuing activities was $12.2 million for the year ended December 31, 2010.  Our cash used in investing activities of continuing operations was $0.2 million for the year ended December 31, 2011 primarily from purchase of property and equipment. Our cash provided by financing activities of continuing operations was $13 thousand for the year ended December 31, 2011 primarily from stock options exercises.

Subsequent to December 31, 2011, we issued 8% unsecured, bridge promissory notes that are due on demand by Visser Precision Cast, LLC (“Visser”) totaling $750 thousand.  We expect to negotiate a private placement of equity securities with Visser (“Visser Private Placement”) and infuse cash into the Company.  There is no guaranty that we will be able to finalize a private placement funding with Visser or any other investor.

On October 10, 2011, we issued a promissory note to SAGA in the principal amount of $1.7 million due October 10, 2012 in relation to a settlement agreement we signed with Saga on April 6, 2011 (see Significant Transactions).

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through April 30, 2012.  Following April 30, 2012, we will require additional funding in order to continue operations as a going concern.  Although we are actively pursuing financing transactions, including the Visser Private Placement, we cannot guarantee that adequate funds will be available when needed and even if available, cannot guarantee that we will achieve favorable terms.  If we raise additional funds by issuing securities, existing stockholders may be diluted.  If funding is insufficient at any time in the future, we will be required to alter or reduce the scope of our operations or to cease our operations entirely.

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

 As of December 31, 2011, the Company did not have any off-balance sheet arrangements.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•
We recognize revenue pursuant to applicable accounting standards including FASB ASC Topic 605 (“ASC 605”), Revenue Recognition. ASC 605 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

Our revenue recognition policy complies with the requirements of ASC 605.  Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. Revenues primarily consist of the sales and prototyping of Liquidmetal mold and bulk alloys, licensing and royalties for the use of the Liquidmetal brand and bulk Liquidmetal alloys.  Revenue is deferred and included in liabilities when the Company receives cash in advance for goods not yet delivered or if the licensing term has not begun.

License revenue arrangements in general provide for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. These rights typically include the grant of an exclusive or non-exclusive right to manufacture and/or sell products covered by patented technologies owned or controlled by us.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined period of time.

Licensing revenues that are one time fees upon the granting of the license are recognized when i) the license term begins in a manner consistent with the nature of the transaction and the earnings process, ii) when collectability is reasonably assured or upon receipt of an upfront fee, and iii) when all other revenue recognition criteria have been met.  Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the license.   Licensing revenues that are related to royalties are recognized as the royalties are earned over the related period.

•
We value our long-lived assets at lower of cost or fair market value.  Management reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  We recognized $0 and $966 during the years ended December 31, 2011 and 2010, respectively, for impairment of long-lived assets.

•
We record valuation allowances to reduce our deferred tax assets to the amounts estimated to be realized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

•
We account for our outstanding warrants and the embedded conversion feature of our senior convertible notes as derivatives in accordance with FASB ASC 815-10, Derivatives and Hedging, and FASB ASC 815-40, Contracts in Entity’s Own Equity.  Fair values of warrants and embedded conversion features are measured at each period end using Black-Scholes pricing models and changes in fair value during the period are reported in our earnings.

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

•
We account for share-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Share-based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements of net income.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We are currently evaluating the impact of this guidance on its financial statements and will adopt the guidance beginning on January 1, 2012.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  We are currently evaluating the impact of this guidance on its financial statements and will adopt the guidance beginning on January 1, 2012.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective on a prospective basis for milestones achieved after the adoption date. Our adoption of this guidance on January 1, 2011 did not have a significant impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are located in Consolidated Financial Statements in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as Amended as of December 31, 2006) as of December 31, 2011, the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.  This determination was based primarily on the restatement described below.

As more fully described in the Explanatory Note at the beginning of this Form 10-K, we have restated our consolidated financial statements for the fiscal year ended December 31, 2010 and each of the interim quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 to properly account for certain previously issued warrants and to include required earnings per share disclosures.  In relation to this restatement, our independent registered public accounting firm has identified a material weakness in the Company’s assessment process in relation to the financial statements impact of the issuance and modification of equity instruments.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2011 due to the restatement as described in the Explanatory Note at the beginning of this Form 10-K.  Management evaluated the impact of this restatement on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted in the restatement represented a material weakness.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K

Changes in Internal Controls.  As a result to the restatement described in this Item 9A, management has re-evaluated the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and has performed additional analysis and post-closing review procedures designed to provide reasonable assurance that our consolidated financial statements were properly prepared, including engaging an outside accounting consultant to assist in reviewing the Form 10-K for the years ended December 31, 2010 and 2011.

There have been no other changes to our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of March 30, 2012:

Name	Age	Position

Thomas Steipp	62	President, Chief Executive Officer and Director

Tony Chung	42	Chief Financial Officer

Ricardo Salas	48	Executive Vice-President and Director

Abdi Mahamedi	49	Chairman of the Board

Mark Hansen	57	Director

Scott Gillis	58	Director

Thomas Steipp was elected by our board of directors to serve as our President and Chief Executive Officer in August 2010 and was also elected to our board of directors in August 2010.  Mr. Steipp previously served in various roles at Symmetricom, Inc., a publicly traded provider of products for communications infrastructure and systems.  Mr. Steipp served as Symmetricom’s Chief Executive Officer from December 1998 to June 2009, Chief Financial Officer from December 1998 to October 1999, and President and Chief Operating Officer of Telecom Solutions, a division of Symmetricom, from March 1998 to December 1998.  Mr. Steipp also served on Symmetricom’s Board of Directors from 1998 to 2009.  During his employment with Symmetricom, Mr. Steipp worked to transform the company from a technology holding company into a telecommunications hardware focused company, served as the company’s spokesman in working with investors, implemented a new business model, worked to reduce operating expenses, and led acquisition activities.  Mr. Steipp has also served on the board of directors of Alpha and Omega Semiconductors Limited, a publicly traded designer, developer and global supplier of a broad range of power semiconductors, since November 2006.  Mr. Steipp received his B.S. in electrical engineering from the Air Force Academy and M.S. in industrial administration from Purdue University.  Our board of directors believes that Mr. Steipp’s experience and background make him a qualified and valuable member of our board of directors.  In particular, Mr. Steipp’s experience and background in working with publicly traded, technology-based industrial products companies, recruiting executives, working with investors, implementing new business models, and leading acquisition activities make him a valuable resource for the Company.

Tony Chung was elected by our board of directors to serve as our Chief Financial Officer in December 2008.  Most recently, Mr. Chung served as Chief Financial Officer at BETEK Corporation, a real estate and investment subsidiary of SK Engineering and Construction from February 2008 to December 2008 and as Chief Financial Officer of Solarcity, a company providing advanced solar technology and installation services, from March 2007 to January 2008.  Mr. Chung’s primary role was to manage the overall financial operations of both companies.  Previously, Mr. Chung was employed by us as our Vice President of Finance from May 2004 to February 2007. Mr. Chung is a Certified Public Accountant and served eight years at KPMG as an Audit and Consulting Manager for several large multinational companies.  He received his B.S. degree in Business Administration from University of California Berkeley’s Haas School of Business in 1992.  Mr. Chung is also an Attorney at Law and received his J. D. degree from Pacific Coast University School of Law in 2006.

Ricardo Salas began serving as our Executive Vice President in December 2008 and began serving on our board of directors in October 2010.  He previously served as our Chief Executive Officer and President from December 2005 through October 2006 and from October 2006 to December 2008, he served as an independent consultant to the Company.  Mr. Salas also served on our board of directors from April 1995 to May 2003.  From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry.  He currently serves as a director of CyberDefender Corporation which provides Internet security technology and remote PC repair services to the consumer and small business market, MED3000 Group, Inc., a national provider of healthcare management and technology services, and VillageEDOCS, a technology company providing software-as-a-service to financial services, healthcare and various other industries.  Mr. Salas received a B.A. degree in Economics from Harvard College in 1986.  Our board of directors believes that Mr. Salas’ experience and background make him a qualified and valuable member of our board of directors.  In addition to Mr. Salas’s prior experience as our director and executive officer, he has extensive knowledge working with technology-based companies.  His background working with investors, leading acquisition activities and negotiating transactions make him a valuable resource for our Company.

Abdi Mahamedi has served as a director since May 2009 and became Chairman of the Board in March 2010.  Since 1987, Mr. Mahamedi has served as the President and Chief Executive Officer of Carlyle Development Group of Companies (“CDG”), which develops and manages residential and commercial properties in the United States on behalf of investors worldwide.  At CDG, Mr. Mahamedi evaluates and supervises all of the investment activities and management personnel.  Prior to joining CDG, Mr. Mahamedi founded Emanuel Land Company, a subsidiary of Emanuel & Company, a Wall Street investment banking firm, and served as a managing director for Emanuel Land Company from 1986 to 1987.  In 1983, Mr. Mahamedi received his B.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania, and in 1984 he received his M.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania.  Our board of directors believes that Mr. Mahamedi experience and background make him a qualified and valuable member of our board of directors.  In particular, his knowledge in working with global investment companies and leading acquisition activities makes him a valuable resource for our Company.

Mark Hansen began serving on our board of directors in February 2011 and has been the chairman of the compensation committee and nominating and corporate governance committee and a member of the audit committee of our board of directors since August 2011.  Mr. Hansen brings thirty plus years of executive management experience serving consumers through retail, foodservice and consumer package goods venues.  Mr. Hansen has been with Cobalt Development Partners, LLC since 2003 and is presently the Managing Partner.  The firm focuses on the development of emerging consumer and intellectual property companies.  From June 1997 to September 1998, Mr. Hansen served as the President and CEO of SAM’s Club, which generated $23 billion in revenue with 75,000 employees and from November 1989 to June 1997, the President and CEO of PETsMART, the country’s largest retailer of pet supplies and services.  Mr. Hansen’s previous and present board of director positions include Applebee’s Restaurants, Amazon.com, Swander Pace Capital, PetfoodDirect.com and Arizona State University Business School Dean’s Counsel.  Mr. Hansen received his Bachelor’s Degree in Fine Arts from Roosevelt University in 1976.  Our board of directors believes that Mr. Hansen’s experience and background make him a qualified and valuable member of our board of directors.  In particular, Mr. Hansen’s background working with multi-million dollar corporations and other experience in the service sector including pharmacy, optical, veterinary hospitals and small business service centers make him a valuable resource for the Company.

Scott Gillis began serving on our board of directors and as chairman of the audit committee and a member of the compensation committee and nominating and corporate governance committee of our board of directors in August 2011.  Mr. Gillis currently serves as Senior Vice President, Finance, of SunAmerica Financial Group, which specializes in retirement savings and investment products and services.  Mr. Gillis also serves as Senior Vice President and Chief Financial Officer and is on the board of directors of subsidiaries of Sun America Financial Group including Western National Life Insurance Company, Variable Annuity Life Insurance Company, SunAmerica Life Insurance Company, and SunAmerica Annuity and Life Insurance Company.  Mr. Gillis began his career at SunAmerica as Director of Audit.  From 1989 to 1995 he served as Vice President and Controller of the SunAmerica Life Companies. He was promoted to Senior Vice President and Controller in 1996, elected a director in 2000, and then CFO in 2003.  He was elected Vice President of SunAmerica Inc. in 1998, made Controller in 2000, promoted to Senior Vice President in 2001 and named CFO in 2004.  In 2011, he was named a Senior Vice President of SunAmerica Financial Group.  Our board of directors believes that Mr. Gillis’ experience and background make him a qualified and valuable member of our board of directors.  In particular, Mr. Gillis’ background working in multi-million dollar companies in the financial industry and experience in the financial sector make him a valuable resource for the Company.  In addition, our board of directors believes that his extensive experience with financial reporting and financial statements will make him a valuable member of the audit committee of our board of directors.

Board of directors

Each director serves a term of one-year until the next ensuing annual stockholder meeting or until his successor is duly elected or his earlier resignation or removal.

Audit Committee

Our board of directors maintains a standing Audit Committee.  Mr. Gillis serves as the chairman and Mr. Hansen serves as a member of the Audit Committee. Mr. Gillis is an “independent director,” and an “audit committee financial expert” as defined by the rules of the NASDAQ Stock Market, Inc. and Rule 10A-3(b)(i) under the Securities Exchange Act of 1934 applicable to members of an audit committee.  The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2011 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2011.

Code of Ethics

Our board of directors has adopted a written Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers.

Item 11.  Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the company during the year ended December 31, 2011: (i) Thomas Steipp, our President and Chief Executive Officer; (ii) Tony Chung, our Chief Financial Officer; and (iii) Rick Salas, our Executive Vice-President.  These persons are hereafter referred to as our “named executive officers.”  The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2011, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2011 and 2010; (ii) the aggregate grant date fair value of stock and option awards granted during 2011 and 2010, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2011 and 2010 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2011 and 2010; (v) all other compensation for 2011 and 2010; and, finally, (vi) the dollar value of total compensation for 2011 and 2010.

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	Total
Thomas Steipp, President and Chief Executive Officer	2011 2010	$300,000 $120,577	-- $1,560,000	-- --	$300,000 $120,577
Tony Chung, Chief Financial Officer	2011 2010	$160,000 $160,000	-- --	-- $3,815	$160,000 $163,815
Ricardo Salas Executive Vice President	2011 2010	$240,000 $240,000	-- --	-- $62,532	$240,000 $302,532

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

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2011, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas Steipp	--	--	--	--	--	4,800,000	$672,000	--	--
Tony Chung	120,000 50,000	80,000 (1) 200,000 (2)	-- --	$0.09 $0.12	11/30/2018 07/11/2020	-- --	-- --	-- --	-- --
Ricardo Salas	300,000	1,200,000 (3)	--	$0.12	07/11/2020	--	--	--	--

(1)	The shares underlying this option vest 20% per year starting with the vesting commencement date on December 1 2009 and thereafter.
(2)	The shares underlying this option vest 20% per year starting with the vesting commencement date on July 12, 2011 and thereafter.
(3)	The shares underlying this option vest 20% per year starting with the vesting commencement date on July 12, 2011 and thereafter.

Employment Agreements

On August 3, 2010, we entered into employment agreement with Thomas Steipp, our Chief Executive Officer.  Under his employment agreement, Mr. Steipp receives a base salary of $300,000, which may be adjusted upward in the sole discretion of our board of directors on an annual basis.  In addition, Mr. Steipp is entitled to bonuses or additional compensation as may be granted by our board of directors or chairman or our board of directors, in their sole discretion. No discretionary bonus was paid to Mr. Steipp for 2011.  The employment agreement provides that we can terminate Mr. Steipp’s employment at any time and for any reason, provided that if his employment is terminated without “Cause” (as specifically defined in the agreement), then he will continue to be entitled to his base salary and health and welfare benefits for a period of twelve months after termination.  In the event that Mr. Steipp terminates his own employment within thirty days after a change in control of the company, we will be obligated to pay him a lump-sum severance payment equal to his base salary for the remainder of the five-year term.  The employment agreement provides that Mr. Steipp will not be entitled to any severance compensation if he voluntarily leaves the employment of the company or is terminated for “Cause.”  In addition, Mr. Steipp was also granted an aggregate of 6,000,000 restricted shares of our common stock, which will vest in increments of 1,200,000 shares on each anniversary of his employment with us.  In the event that Mr. Steipp ceases to be employed by us prior to the fifth anniversary of his employment as a result of (i) death, (ii) termination of by us without “Cause,” or (iii) termination by Mr. Steipp within thirty days of a change in control of our company, any unvested shares will immediately vest.  In the event that Mr. Steipp ceases to be employed by us prior to the fifth anniversary of his employment for any other reason, he will forfeit any unvested shares.

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan that covers all of our employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by up to the statutorily prescribed annual limit, whichever is lower, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan permits us, in our sole discretion, to make additional employer contributions to the 401(k) plan. However, we do not currently make employer contributions to the 401(k) plan and may not do so in the future. As such, contributions by employees or by us to the 401(k) plan, and the income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and we can deduct our contributions, if any, at the time they are made.

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

Director Compensation

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors.  In order to conserve our financial resources, no compensation was granted to our non-employee directors during the year ended December 31, 2011.

We also have a 2002 Non-Employee Director Stock Option Plan pursuant to which our non-employee directors are entitled to receive stock options.  All options granted under the plan have an exercise price equal to the fair market value of our common stock on the date of the grant.  These stock options have a 10-year term, vest, and are exercisable pursuant to an equal 5-year vesting schedule, and remain exercisable for certain periods of time after a person is no longer a director.  There were no such stock option grants during the year ended December 31, 2011.

No director who is an employee will receive separate compensation for services rendered as a director.  However, our employee directors are eligible to participate in our 2002 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2012 by:

•	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of March 15, 2012 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned. A total 160,137,306 shares of our common stock were issued and outstanding as of March 15, 2012.  Unless otherwise indicated, the address of all directors and named executive officers is 30452 Esperanza, Rancho Santa Margarita, California 92688.

	Common Stock			Series A-1 Preferred Stock		Series A-2 Preferred Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)	Number of Shares(2)	Percent of Class(2)	Number of Shares(3)	Percent of Class(3)

Directors and Named Executive Officers
Abdi Mahamedi	21,629,615	(4)	12.3%	58,600	55.7%	260,710	64.9%
Thomas Steipp	7,610,893	(5)	4.7%	-	-	-	-
Ricardo Salas	11,288,947	(6)	6.8%	-	-	-	-
Mark Hansen	-		-	-	-	-	-
Scott Gillis	11,700	(7)	*	-	-	-	-
Tony Chung	990,447	(8)	*	-	-	-	-
All directors and executive officers as a group (6 persons)	41,531,602		22.7%	58,600	55.7%	260,710	64.9%
5% Shareholders
Soo Buchanan	17,296,525	(9)	10.5%	-	-	-	-
21092 Ashley Lane
Lake Forest, CA 92630
Carlyle Holdings, LLC	15,972,782	(10)	9.3%	48,600	46.2%	144,495	36.0%
2700 Westchester Ave., Ste. 303
Purchase, NY 10577
Jack Chitayat	15,387,268	(11)	9.1%	28,928	27.5%	109,528	27.3%
1836 Camino Del Teatro
La Jolla, CA 92037
James Kang	16,059,967	(12)	9.7%	-	-	-	-
25881 Cedarbluff Terrace
Laguna Hills, CA 92653
Tjoa Thian Song	8,931,200	(13)	5.5%	-	-	-	-
16 Raffles Quay #B1-14A
Hong Leong Building
Singapore
John Kang	8,871,320	(14)	5.5%	-	-	-	-
23211 Pradera Road
Coto de Caza, CA 92679

*Less than one percent

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, including shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 15, 2012. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 15, 2012, or securities convertible into common stock within 60 days of March 15, 2012 are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, including shares of Series A-1 Preferred Stock and Series A-1 Preferred Stock, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of beneficial ownership of common stock beneficially owned is based on 160,137,306 shares of common stock outstanding as of March 15, 2012. Each outstanding share of Series A-1 Preferred Stock is presently convertible into 50 shares of common stock. Each outstanding share of Series A-2 Preferred Stock is presently convertible into 22.7 shares of common stock. The shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock stated in these columns assume conversion of shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock at these ratios.

(2)
Each outstanding share of Series A-1 Preferred Stock is presently convertible into 50 shares of common stock. The shares of Series A-1 Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A-1 Preferred Stock stated in these columns reflect ownership of shares of Series A-1 Preferred Stock, and not shares of common stock issuable upon conversion of shares of Series A-1 Preferred Stock at this ratio.

(3)
Each outstanding share of Series A-2 Preferred Stock is presently convertible into 22.7 shares of common stock. The shares of Series A-2 Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A-2 Preferred Stock stated in these columns reflect ownership of shares of Series A-2 Preferred Stock, and not shares of common stock issuable upon conversion of shares of Series A-2 Preferred Stock at this ratio.

(4)	Includes:

(a)
5,221,025 shares of common stock, 5,037,780 shares issuable pursuant to currently exercisable warrants and 5,713,977 shares issuable pursuant to currently convertible Series A Preferred Stock held of record by Carlyle Holdings, LLC.  Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Holdings, LLC;

(b)
759,428 shares of common stock, 1,756,155 shares issuable pursuant to currently exercisable warrants and 3,141,250 shares issuable pursuant to currently convertible Series A Preferred Stock held of record by Mr. Mahamedi.

(5)	Includes:

(a)	2,300,688 shares of common stock and 4,800,000 shares of restricted stock awards which vest ratably over four years on August 3, 2012, 2013, 2014 and 2015 held of record by Mr. Steipp; and

(b)	510,205 shares issuable pursuant to currently exercisable warrants held of record by Mr. Steipp.

(6)	Includes:

(a)
3,501,130 shares issuable pursuant to currently exercisable warrants held of record by Silver Lake Group, LLC.  Mr. Salas has the power to direct the voting and disposition of such shares as the sole shareholder of Silver Lake Group, LLC;

(b)	5,257,611 shares of common stock, 2,230,206 shares issuable pursuant to currently exercisable warrants held of record by Mr. Salas; and

(c)
300,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of March 15, 2012.  Does not include 1,200,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 15, 2012.

(7)	Includes 7,000 shares held of record by Mr. Gillis and 4,700 shares held of record by Mr. Gillis’s child and spouse. Mr. Gillis continues to beneficially own all such shares.

(8)	Includes:

(a)	565,344 shares of common stock and 255,103 shares issuable pursuant to currently exercisable warrants held of record by Mr. Chung;

(b)
170,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of March 15, 2012. Does not include 280,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 15, 2012.

(9)	Includes 12,919,887 shares of common stock and 4,376,638 shares issuable pursuant to currently exercisable held of record by Ms. Buchanan.

(10)
Includes 5,221,025 shares of common stock, 5,037,780 shares issuable pursuant to currently exercisable warrants and 5,713,977 shares issuable pursuant to currently convertible Series A Preferred Stock held of record by Carlyle Holdings, LLC.

(11)	Includes:

(a)
3,873,325 shares of common stock, 2,354,762 shares issuable pursuant to currently exercisable warrants and  1,320,636  shares issuable pursuant to currently convertible Series A Preferred Stock held of record by Atlantic Realty Group, Inc.  Mr. Chitayat has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Atlantic Realty Group, Inc.;

(b)
2,452,497  shares of common stock, 1,929,219 shares issuable pursuant to currently exercisable warrants and 2,615,036 shares issuable pursuant to currently convertible Series A Preferred Stock held of record by Mr. Chitayat;

(c)	91,792 shares held of record by a trust established by Mr. Chitayat for his minor children. Mr. Chitayat continues to beneficially own all such shares; and

(d)	750,000 shares issuable pursuant to outstanding stock options that are exercisable currently.

(12)	Includes:

(a)	10,182,360 shares of common stock and 5,876,638 shares issuable pursuant to currently exercisable warrants held of record by Mr. Kang; and

(b)	969 shares held by Mr. Kang’s minor children. Mr. Kang continues to beneficially own all such shares.

(13)	Includes:

(a)	3,526,002 shares of common stock and 1,530,613 shares issuable pursuant to currently exercisable warrants held of record by Mr. Song; and

(b)	3,874,585 shares held of record by a revocable grantor trust established by Mr. Song for himself and his family members. Mr. Song continues to beneficially own all such shares.

(14)	Includes:

(a)	6,598,704 shares of common stock and 2,026,216 shares issuable pursuant to currently exercisable held of record by Mr. Kang; and

(b)	246,400 shares held by Mr. Kang’s minor children. Mr. Kang continues to beneficially own all such shares.

Equity Incentive/Equity Compensation Plans Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans.  We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	4,679,807	$0.42	6,221,419
Equity compensation plans not approved by stockholders	--	--	--
Total	4,679,807		6,221,419

The number of securities and types of plans available for future issuances of stock options as of December 31, 2011 were as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
1996 Stock Option Plan	12,903,226	1,974,365	3,226	--
2002 Equity Incentive Plan	10,000,000	102,000	4,676,581	5,221,419
2002 Non-employee Director Stock Option Plan	1,000,000	--	--	1,000,000
Total Stock Options	23,903,226	2,076,365	4,679,807	6,221,419

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

As of December 31, 2011, options to purchase 3,226 shares of common stock were outstanding and exercisable at a weighted average price of $15.00 per share under the 1996 Plan.  As of December 31, 2011, options to purchase 1,974,365 shares had been issued upon exercise of options under the 1996 Plan.

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

The plan is administered by our board of directors or a committee appointed by our board of directors. All members of such a committee must be a non-employee director and an outside director, as defined in the 2002 Plan. Subject to the limitations set forth in the 2002 Plan, the administrator has the authority to select the persons to whom grants are to be made, to designate the number of shares to be covered by each stock award, to determine whether an option is to be an incentive stock option or a non-statutory stock option, to establish vesting schedules, to specify the option exercise price and the type of consideration to be paid upon exercise, and, subject to some restrictions, to specify other terms of stock awards.

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

Any incentive stock options granted to an optionee which, when combined with all other incentive stock options becoming exercisable for the first time in any calendar year that are held by that person, would have an aggregate fair market value in excess of $0.1 million, shall automatically be treated as non-statutory stock options.

The 2002 Plan may be amended, altered, suspended or terminated by our board of directors at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option previously granted without the consent of the affected optionee. Unless terminated sooner, the plan will terminate automatically in April 2012.  There were 4,676,581 outstanding options or stock awards at a weighted average price of $0.41 under the 2002 Plan as of December 31, 2011.  There were 2,157,681 options exercisable and 102,000 shares had been issued upon exercise of options under the 2002 Plan as of December 31, 2011.

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

As of December 31, 2011, there were no options outstanding under the 2002 Non-Employee Director Plan.

The 2002 Non-Employee Director Plan will terminate in April 2012, unless our board of directors terminates it sooner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On August 1, 2010, we entered into an agreement with John Kang, our former Chairman, to provide consulting services.  We terminated this agreement as of July 31, 2011.  The Company paid $210 thousand and $102 thousand for his services during the years ended December 31, 2011 and 2010, respectively.

On October 14, 2010, we signed an agreement with Innovative Materials Group, LLC (“IMG”), a California limited liability company, which is majority owned by Mr. Kang.  Under the agreement, we received a deposit of $520 thousand from IMG to purchase on behalf of IMG, machinery and equipment located in China.  The transaction was based on the potential negotiation and completion of a non-exclusive license agreement with IMG under which the machinery and equipment would be transferred to IMG either directly or through the transfer of ownership of our former Chinese subsidiary, Advanced Metals Materials (“AMM”), that owned the equipment.  On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 thousand (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $520 thousand deposit previously paid to us and the $200 thousand balance of the Purchase Price was paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.   Interest shall accrue and be paid at maturity along with the principal balance.

In conjunction with the Stock Purchase Agreement, we also entered into a License Agreement (the “License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with our existing first generation, die cast machines, as defined by the License Agreement (the “Licensed Products”).  The license agreement grants a non-exclusive license to certain product categories listed in the License Agreement, as well as an exclusive license to specific types of consumer eyewear products.  The License Agreement obligates IMG to pay to us a running royalty based on its sales of Licensed Products, and the license will expire on August 5, 2021.    The Company recognized $19 thousand in royalty revenues from IMG during the year ended December 31, 2011.

On December 20, 2011, Rockwall Holdings, Inc., a company controlled by Mr. Kang, entered into a transaction as one of the primary investors in Liquidmetal Coatings, LLC (“LMC”), our former subsidiary.  (See Part I, Item I of this Form 10-K “Business – Significant Transactions” for more information regarding this transaction).  As of December 31, 2011, Mr. Kang beneficially owned 5.0% of our common stock.

During the year ended December 31, 2011, the Company incurred $140 thousand in legal fees to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.

In October 2009, Thomas Steipp, our President and Chief Executive Officer, Ricardo Salas, our Executive Vice President and Director, Tony Chung, our Chief Financial Officer, and Mr. Kang acquired a total of 100,000 shares of our Series A-1 Preferred Stock and warrants to purchase 2,500,000 shares of our common stock for an aggregate cash price of $495 thousand.  The Series A-1 Preferred Stock is convertible into our common stock at a conversion price of $0.10 per common share.  Furthermore, the warrants can be exercised for shares of our common stock at an exercise price of $0.49 per share and will expire on July 31, 2015. In April 2011, Mr. Steipp converted his 20,000 shares of Series A-1 Preferred Stock into a total of 1,130,688 shares of our common stock, including dividends received in the form of common stock.  In July 2011, Mr. Salas and Mr. Kang converted 50,000 and 19,000 respective shares of Series A-1 Preferred Stock into a total of 2,826,720 and 1,074,154 shares of our common stock, including dividends received in the form of common stock.  As of December 31 2011, Messrs. Steipp and Salas are greater-than-5% beneficial owners of our Company.  Additionally, Mr. Salas remains as a member LMC’s board of director as of December 31, 2011.

As of December 31, 2011, James Kang, the brother of John Kang and Soo Buchanan, the sister of John Kang and wife of the Company’s Vice President of Investor Relations, are greater-than-5% beneficial owners of the Company.

We have an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021.  There were no revenues recognized from product sales and licensing fees from LLPG during the years ended December 31, 2011 and 2010.  There are no outstanding trade receivables due from LLPG as of December 31, 2011 and 2010.  As of December 31, 2011, Mr. Chitayat is a greater-than-5% beneficial owner of the Company.

On July 1, 2009, we entered into an agreement with Mr. Chitayat to provide consulting services to the Company for a period of one year (the “Consulting Agreement”).  The Company granted to Mr. Chitayat options to purchase 750,000 shares of common stock for services performed under the Consulting Agreement.  The stock option, which vested ratably on a monthly basis during the term of the Consulting Agreement, has an exercise price of $0.50 per share and will expire on July 15, 2015.

On August 6, 2010, the Company paid $360 thousand to LLPG as a fee related to a modification of its existing exclusive license agreement in connection with the Apple licensing agreement.

Director Independence

Our board has determined that Mr. Hansen and Mr. Gillis are “independent directors” as such term is defined by the rules of the NASDAQ Stock Market, Inc. and Rule 10A-3(b)(i) under the Securities Exchange Act of 1933.

Item 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to the Company by Choi, Kim & Park, LLP, our former principal accountant for professional services during the years ended December 31, 2011 and December 31, 2010:

Fees	2011	2010
Audit Fees (1)	$162,592	$207,260

(1) Audit Fees.

Fees for audit services billed in 2011 consisted of:
•	Audit of the Company’s financial statements for 2010; and
•	Review of the Company’s quarterly financial statements for 2011
Fees for audit services billed in 2010 consisted of:
•	Audit of the Company’s financial statements for 2009; and
•	Review of the Company’s quarterly financial statements for 2010

No fees were paid to our current principal accountants during the years ended December 31, 2011 and 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. See the Index to Consolidated Financial Statements on page 50.

2.	Financial Statement Schedules. See the last page of the Consolidated Financial Statements.

3.	Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2003).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on August 14, 2003).

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 6, 2009).

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 6, 2009).

3.5
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1to the Form 10-Q filed on November 4, 2010).

3.6	Amendment to ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 21, 2011).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

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

(Amendement No. 1) filed on April 20, 2006 (Registration No. 333-130251)).

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

10.33	First Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated February 22, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on February 28, 2008).

Exhibit Number	Document Description

10.34	Form of Convertible Subordinated Note, dated October 1, 2007 (incorporated by reference from Exhibit 10.34 to the Form 10-K filed on April 3, 2008).

10.35	Form of Convertible Subordinated Note, dated December 28, 2007(incorporated by reference from Exhibit 10.35 to the Form 10-K filed on April 3, 2008).

10.36	Form of Common Stock Purchase Warrant, dated December 28, 2007(incorporated by reference from Exhibit 10.36 to the Form 10-K filed on April 3, 2008).

10.37	Form of Letter dated, October 31, 2007, to extend 8% Unsecured Subordinated Note due date (incorporated by reference from Exhibit 10.37 to the Form 10-K filed on April 3, 2008).

10.38	First Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated February 22, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on February 22, 2008).

10.39	Form of Convertible Subordinated Note, dated April 1, 2008 (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on August 19, 2008).

10.40	Form of Convertible Subordinated Note, dated July 1, 2008 (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed on August 19, 2008).

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

10.60
Settlement and Equity Interest Purchase Agreement, dated April 6, 2011, between Liquidmetal Technologies, Inc. and SAGA S.p.A. (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on May 16, 2011).

10.61
Second Amendment to Credit Agreement, dated June 22, 2011, between Liquidmetal Coatings, LLC, Liquidmetal Coatings Solutions, LLC and Enterprise Bank & Trust (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 10, 2011).

10.62
Amendment No.1 to Restricted Stock Award Agreement, dated July 27, 2011, between Liquidmetal Technologies, Inc. and Thomas Steipp (incorporated by reference from Exhibit 10.2 on the Form 10-Q filed on August 10, 2011).

10.63
Stock Purchase Agreement, dated August 5, 2011, between Liquidmetal Technologies, Inc. and Innovative Materials Groups, LLC. (incorporated by reference from Exhibit 10.3 on the Form 10-Q filed on August 10, 2011).

10.64**
License Agreement, dated August 5, 2011, between Liquidmetal Technologies, Inc. and Innovative Materials Groups, LLC. (incorporated by reference from Exhibit 10.4*on the Form 10-Q filed on August 10,2 011).

10.65	Second Amended and Restated Operating Agreement of Liquidmetal Coatings, LLC, dated November 30, 2011.

10.66	Second Amended and Restated License and Technical Support Agreement between Liquidmetal Technologies, Inc and Liquidmetal Coatings, LLC, dated November 30, 2011.

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21	Subsidiaries of the Registrant. (incorporated by reference from Exhibit 21 to the Form 10-K filed on November 10, 2004).

21.1	Updated List of Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm, SingerLewak LLP.

23.2	Consent of Registered Independent Public Accounting Firm, Choi, Kim & Park, LLP.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. 1350.

101
The following financial statements from the Company’s Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholder’s Deficiency and (iv) Notes to Condensed Consolidated Financial Statements.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Steipp

Thomas Steipp	Chief Executive Officer	March 30, 2012

/s/ Tony Chung

Tony Chung	Chief Financial Officer	March 30, 2012

/s/ Abdi Mahamedi

Abdi Mahamedi	Chairman of the Board and Director	March 30, 2012

/s/ Ricardo Salas

Ricardo Salas	Executive Vice President and Director	March 30, 2012

/s/ Mark Hansen

Mark Hansen	Director	March 30, 2012

/s/ Scott Gillis

Scott Gillis	Director	March 30, 2012

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with US generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the 2010 consolidated financial statements have been restated to correct a misstatement. We audited the adjustments necessary to restate the warrant and earnings per share information provided in Note 2.  In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

Los Angeles, California
March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liquidmetal Technologies, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 2, the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2010.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit the adjustments for the correction of the error described in Note 2, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.

In our opinion, except for the error described in Note 2, such consolidated financial statements present fairly, in all material respects, the financial position of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the consolidated financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 5.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ Choi, Kim & Park, LLP

Los Angeles, California
Certified Public Accountants

March 29, 2012

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2011	2010
		(Restated) (Note 2)
ASSETS

Current assets:
Cash	$122	$5,072
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0	241	49
Related party notes receivable (Note 4)	200	-
Inventories	-	7
Prepaid expenses and other current assets	248	787
Net assets of discontinued operations (Note 14)	-	738
Total current assets	$811	$6,653
Property, plant and equipment, net	162	37
Patents and trademarks, net	968	1,105
Other assets	52	190
Total assets	$1,993	$7,985

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	803	641
Accrued liabilities	457	4,109
Accrued dividends	571	1,063
Deferred revenue	67	8
Short-term debt	1,712	-
Warrant liabilities	-	1,328
Net liabilities of discontinued operations (Note 14)	-	8,302
Total current liabilities	$3,610	$15,451

Other long-term liabilities (Note 9)	609	681
Total liabilities	$4,219	$16,132

Shareholders' deficit:
Liquidmetal Technologies, Inc. shareholders' deficit
Convertible, redeemable Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,299,151 and 2,171,760 shares issued and outstanding at December 31, 2011 and 2010, respectively	1	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 134,467,554 and 93,695,375 shares issued and outstanding at December 31, 2011 and 2010, respectively	130	88
Warrants (Note 2)	24,438	24,438
Additional paid-in capital	149,064	145,247
Accumulated deficit	(175,859)	(181,923)
Accumulated other comprehensive income	-	1,494
Total Liquidmetal Technologies, Inc. shareholders' deficit	$(2,226)	$(10,654)
Noncontrolling interest	-	2,507
Total shareholders' deficit	$(2,226)	$(8,147)

Total liabilities and shareholders' deficit	$1,993	$7,985

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Years Ended December 31,
	2011	2010
		(Restated) (Note 2)
Revenue
Products	$572	$567
Licensing and royalties	400	20,000
Total revenue	972	20,567

Cost of sales	373	262
Gross profit	599	20,305

Operating expenses
Selling, marketing, general and administrative	4,243	4,498
Research and development	1,120	1,132
Settlement expense	1,713	2,800
Total operating expenses	7,076	8,430
Operating income (loss) from continuing operations	(6,477)	11,875

Change in value of warrants, gain (loss)	1,328	(23,341)
Change in value of conversion feature, gain	-	444
Other income	26	70
Interest expense	(90)	(4,018)
Interest income	22	6

Loss from continuing operations before income taxes	(5,191)	(14,964)

Income taxes	-	-

Loss from continuing operations	(5,191)	(14,964)

Discontinued operations:
Gain on disposal of subsidiaries, net of taxes (Note 14)	12,109	-
Loss from operations of discontinued operations, net of taxes (Note 14)	(763)	(2,679)

Net income (loss)	6,155	(17,643)

Other comprehensive income:
Foreign exchange translation gain during the period	-	53
Comprehensive income (loss)	$6,155	$(17,590)

Per common share basic and diluted:

Net income (loss) attributable to Liquidmetal Technologies per share - basic
Loss from continuing operations	$(0.04)	$(0.23)
Income (loss) from discontinued operations	0.09	(0.04)
Basic income (loss) per share	$0.05	$(0.27)

Net income (loss) attributable to Liquidmetal Technologies per share - diluted
Loss from continuing operations	$(0.04)	$(0.23)
Income (loss) from discontinued operations	0.07	(0.04)
Diluted income (loss) per share	$0.03	$(0.27)
Number of weighted average shares - basic	118,523,228	64,965,375
Number of weighted average shares - diluted	163,292,496	64,965,375

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Accumulat-ed Deficit	Accumulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2009	3,183,663	47,583,102	$4	$48	$-	$139,872	$(162,777)	$1,441	$3,045	$(18,367)
Convertible preferred stock issued	-	-	(1)	-	-	-	-	-	-	(1)
Conversion of preferred stock	(1,011,903)	26,089,218	(1)	26	-	(25)	-	-		-
Conversion of warrants	-	4,849,775	-	5	-	2,547	-	-		2,552
Conversion of notes payable	-	333,332	-	0	-	200	-	-		200
Restricted shares issued	-	13,870,307	-	8	-	2,038	-	-		2,046
Warrants (Note 2)	-	-	-	-	24,438	-	-	-	-	24,438
Common Stock issued in lieu of cash	-	969,641	-	1	-	176	-	-		177
Dividends	-	-	-	-	-	297	(653)	-		(356)
Stock-based compensation	-	-	-	-	-	142	-	-		142
Cash contribution from non-controlling interest	-	-	-	-	-	-	-	-	381	381
Preferred units capital accounts of subsidiary	-	-	-	-	-		(850)	-	(343)	(1,193)
Foreign exchange translation gain		-	-	-	-	-	-	53		53
Net loss	-	-	-	-	-	-	(17,643)	-	(576)	(18,219)
										-
Balance, December 31, 2010 (Restated) (Note 2)	2,171,760	93,695,375	$2	$88	$24,438	$145,247	$(181,923)	$1,494	$2,507	$(8,147)
Conversion of preferred stock (Note 12)	(872,609)	36,173,750	(1)	36		(35)				-
Common stock issuance (Note 12)		4,496,429		4		2,796				2,800
Stock options exercised		102,000				13				13
Stock-based compensation						111				111
Restricted stock issued to officer				2		440				442
Dividend distribution (Note 12)						492				492
Foreign exchange translation gain								(1,494)		(1,494)
Discontinued operations							(91)		(2,507)	(2,598)
Net income							6,155			6,155
										-
Balance, December 31, 2011	1,299,151	134,467,554	$1	$130	$24,438	$149,064	$(175,859)	$-	$-	$(2,226)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Years Ended December 31,
	2011	2010
		(Restated) (Note 2)
Operating activities:
Net income (loss)	$6,155	$(17,643)
Add: Gain on disposal of subsidiary, net	(12,109)	-
Loss from operations of discontinued operations	763	2,679
Net loss attributable to continuing operations	$(5,191)	$(14,964)

Adjustments to reconcile income (loss) from continuing operations to net cash used for operating activities:
Loss on disposal of asset	9	-
Loss attributable to noncontrolling interest of discontinued subsidiary	(587)	-
Depreciation and amortization	182	171
Amortization of debt discount	-	3,050
Stock-based compensation	553	142
Bad debt expense	-	40
(Gain) loss from change in value of warrants	(1,328)	23,341
Gain from change in value of conversion feature	-	(444)

Changes in operating assets and liabilities:
Trade accounts receivable	(192)	79
Note receivable	(200)	-
Inventories	7	-
Prepaid expenses and other current assets	539	(549)
Other assets	138	407
Accounts payable and accrued expenses	1,022	750
Deferred revenue	58	(23)
Other liabilities	(73)	187
Net cash (used in) provided by continuing operations	(5,063)	12,187
Changes in net assets and liabilities of discontinued operations (Note 14)	12,134	104
Net cash provided by operating activties	7,071	12,291

Investing Activities:
Purchases of property and equipment	(178)	(9)
Investment in patents and trademarks	-	(29)

Net cash used in investing activities	(178)	(38)

Financing Activities:
Proceeds from borrowings	-	2,708
Repayment of borrowings	-	(9,188)
Stock option exercised	13	-
Warrants exercised	-	1,002
Net cash provided by (used in) financing activities of continuing operations	13	(5,478)
Net cash used in financing activities of discontinued operations (Note 14)	(10,363)	(1,820)
Net cash used in financing activties	(10,350)	(7,298)

Effect of foreign exchange translation	(1,493)	53
Net (decrease) increase in cash and cash equivalents	(4,950)	5,008

Cash and cash equivalents at beginning of period	5,072	64
Cash and cash equivalents at end of period	$122	$5,072

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

1. Description of Business

Liquidmetal Technologies, Inc. (“the Company”) is a materials technology company that develops and commercialize products made from amorphous alloys.  The Company’s family of alloys consists of a variety of bulk alloys and composites that utilizes the advantages offered by amorphous alloys technology.  The Company designs, develops and sells products and components from bulk amorphous alloys to customers in various industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.  The Company believes that its proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.

Amorphous alloys are in general unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify.  Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that the Company believes will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, in laboratory testing, zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. The Company believes these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, the Company believes these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

The Company’s revenues are derived from i) licensing and selling bulk Liquidmetal alloy products, which include non-consumer electronic devices, medical products, and sports and leisure goods, ii) licensing and selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; iii) product licensing and royalty revenue, and iv) research and development revenue.  The Company expects that these sources of revenue will continue to significantly change the character of the Company’s revenue mix.

2.  Restatement of Consolidated Financial Statements

Warrant.  On November 2, 2010, the Company filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the “Amended Designation”) for its Series A-1 and Series A-2 Preferred Stock.  The Amended Designation was approved by the number of requisite votes from the holders of the Company's Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a consent agreement entered into between the Company and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement").   The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the expiration date of the warrants held by the holders who signed the Consent Agreement would be extended to July 2015 and the price-based anti-dilution rights on such warrants would be removed.

The number of warrants held by the holders who signed the Consent Agreement totaled 40,032,833 shares (the “Consent Warrants”) out of the Company’s total number of warrants of 47,232,459 shares as of the date of the Amended Designation.  The Consent Warrants were initially recorded as liabilities on the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging, and FASB ASC 815-40, Contracts in Entity’s Own Equity, due to their price-based anti-dilution rights (“FASB ASC 815”).  The Company recently determined that once the anti-dilution rights were removed, the Consent Warrants no longer met the criteria under FASB ASC 815.  After further evaluation under FASB ASC 815, the Company concluded that the Consent Warrants should no longer be recorded as liabilities and instead should be recorded as equity.

Earnings per share attributable to common shareholders. During the year ended December 31, 2010, the Company had recorded $653 as a dividend accrual for the Series A Preferred Stock and should have calculated net loss attributable to common shareholders net of the dividends accrued in accordance with FASB ASC 260, Earnings Per Share (see Note 16).  The impact of the dividend accrual resulted in additional $0.01 of basic loss per share for the year ended December 31, 2010.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

The following table presents the impact of the financial adjustments on the Company’s previously reported consolidated balance sheet for the year ended December 31, 2010:

	December 31,
	2010	2010
	(as previously reported and reclassified)	(as restated)

Current liabilities:
Warrant liabilities	$12,819	$1,328
Total current liabilities	26,942	15,451
Total liabilities	27,623	16,132

Shareholders' deficit:
Warrants (Note 3)	-	24,438
Accumulated deficit	(168,976)	(181,923)
Total Liquidmetal Technologies, Inc shareholders deficit	(22,146)	(10,654)

The following table presents the impact of the financial adjustments on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2010:

	December 31,
	2010	2010
	(as previously reported and reclassified)	(as restated)
Change in value of warrants, loss	(10,394)	(23,341)
Loss from continuing operations before income taxes	(2,017)	(14,963)
Loss from continuing operations	(2,017)	(14,964)
Net loss	(4,696)	(17,643)
Preferred stockholders dividends	-	(653)
Net (loss) available (attributable) to common stockholders	(4,696)	(18,296)
Basic income (loss) per share	(0.07)	(0.28)

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

The following table presents the impact of the financial adjustments on the Company’s previously reported condensed consolidated statements of operations for the quarters ended March 31, 2011 (unaudited), June 30, 2011 (unaudited) and September 30, 2011 (unaudited):

	For the three months ended		For the three months ended		For the three months ended
	September 30, 2011 (unaudited)		June 30, 2011 (unaudited)		March 31, 2011 (unaudited)
	(as previously reported and reclassified)	(as restated)	(as previously reported and reclassified)	(as restated)	(as previously reported and reclassified)	(as restated)

Change in value of warrants, gain (loss)	9,970	743	4,733	596	(7,816)	(11)
Income (loss) from continuing operations before income taxes	7,769	(1,458)	3,060	(1,077)	(8,770)	(965)
Income (loss) from continuing operations	7,769	(1,458)	3,060	(1,077)	(8,770)	(965)
Income (loss) from continuing operations before non-controlling interest	7,342	(1,885)	2,948	(1,189)	(9,199)	(1,394)
Net income (loss) attributable to Liquidmetal Technologies	7,317	(1,910)	2,929	(1,208)	(9,144)	(1,339)

Basic income (loss) per share	$0.06	$(0.01)	$0.03	$(0.01)	$(0.09)	$(0.01)
Diluted income (loss) per share	$0.04	$(0.01)	$0.02	$(0.01)	$(0.09)	$(0.01)

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

3. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its special-purpose wholly-owned subsidiaries, Crucible Intellectual Property and Liquidmetal Golf. All intercompany balances and transactions have been eliminated.

Non-controlling interest.  The result of operations attributable to the non-controlling interest of discontinued operations, Liquidmetal Technologies Coatings (“LMC”), are presented within equity and are shown separately from the Company’s equity.

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

The Company’s revenue recognition policy complies with the requirements of ASC 605.  Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. Revenues primarily consist of the sales and prototyping of Liquidmetal mold and bulk alloys, licensing and royalties for the use of the Liquidmetal brand and bulk Liquidmetal alloys.  Revenue is deferred and included in liabilities when the Company receives cash in advance for goods not yet delivered or if the licensing term has not begun.

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

Cash. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits.  The Company has not experienced any losses related to these balances and believes its credit risk to be minimal.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer.  As of December 31, 2011, three customers represented 67%, or $162, of the total outstanding trade accounts receivable.  As of December 31, 2010, there were no customer representing more than 10% of the total outstanding trade accounts receivable.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and major renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in operating income. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from one to five years.

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is provided on the straight-line method over the estimated useful lives of the assets, which is five years.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

Intangible Assets. Intangible assets consist of the costs incurred to purchase patent rights and costs incurred to internally develop patents and trademarks. Intangible assets are reported net of accumulated amortization. Patents and trademarks are amortized using the straight-line method over a period based on their contractual lives ranging from ten to seventeen years.

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  The Company recognized $0 and $966 during the years ended December 31, 2011 and 2010, respectively, for impairment of long-lived assets.

Fair Value of Financial Instruments. The estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  The fair value of cash and trade receivables approximate their carrying value due to their short maturities.  The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.

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

The Company has one Level 2 financial instrument, warrant liabilities, that is recorded at fair value on a recurring basis periodically.  The fair value for the warrants as of December 31, 2011 and 2010 was $0 and $1,328, respectively.  The warrant liabilities were recorded at fair value based upon valuation models which utilize relevant factors such as expected life, volatility of the Company’s stock prices, risk free interest and dividend rate (see Note 11).

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $16 and $0.5, for the years ended December 31, 2011 and 2010, respectively.

Legal Costs. Legal costs are expensed as incurred.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

Under the provision of FASB ASC Topic 740, Income Taxes, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company may recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the year ended December 31, 2011.

Translation of Foreign Currency. The Company applies FASB ASC Topic 830, Foreign Currency, for translating foreign currency into US dollars in our consolidation of the financial statements.  Upon consolidation of the Company’s foreign subsidiaries into the Company’s consolidated financial statements, any balances with the subsidiaries denominated in the foreign currency are translated at the exchange rate at their spot rate or average rage for the period being reported. The financial statements of the Company’s discontinued subsidiary, Liquidmetal Technologies, Korea (“LMTK”), have been translated based upon Korean Won as the functional currency.  LMTK’s assets and liabilities were translated using the exchange rate at period end and income and expense items were translated at the average exchange rate for the periods reported. The resulting translation adjustment was included in other comprehensive income (loss) for the year ended December 31, 2010.

Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. These management estimates are primarily related to impairment of long-lived assets, inventory valuation, product warranty, allowance for bad debt account balances, and warrant valuation.

Subsequent Events.  In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events.  In accordance with this standard, the Company evaluated subsequent events through the filing of its Annual Report on Form 10-K with the SEC.

Reclassification.  During the years ended December 31, 2010 and 2011, the Company had discontinued and deconsolidated operations of its subsidiaries and had reclassified the related items on its consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) as of December 31, 2010 to conform to the current year presentation (see Note 14).

During the year ended December 31, 2010, the Company had presented the preferred units belonging to its discontinued subsidiary, Liquidmetal Technologies Coatings (“LMC”) as additional paid in capital (see Note 12).  Subsequently, the Company determined that the amount related to the preferred units should have been included in non-controlling interest and had reclassified $1,920 from additional paid-in capital to non-controlling interest on its consolidated balance sheet and statement of shareholders' equity (deficit) as of December 31, 2010.

The Company reclassified $297 of dividends paid in the form of common stock to the holders of its Series A Preferred Stock from accumulated deficit to additional paid-in capital for the year ended December 30, 2010.

Recent Accounting Pronouncements.

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company is currently evaluating the impact of this guidance on its financial statements and will adopt the guidance beginning on January 1, 2012.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company is currently evaluating the impact of this guidance on its financial statements and will adopt the guidance beginning on January 1, 2012.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

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

4.  Significant Transactions

On December 20, 2011, the Company’s former majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) entered into a transaction pursuant to which LMC issued and sold additional membership interests to a related party and third-party investors for an aggregate purchase price of $3,000 (the “LMC Investment”).  The LMC Investment was entered into pursuant to a Membership Interest Purchase Agreement between the investors and LMC (the “Purchase Agreement”).  The investors in the LMC Investment were Rockwall Holdings, Inc. (“Rockwall”) and C3 Capital Partners, L.P. and C3 Capital Partners II, L.P. (the “C3 Entities”). The C3 Entities were minority investors in LMC prior to the transaction, and Rockwall is a company controlled by John Kang, a former Chief Executive Officer and Chairman of the Company (see Note 19). As of December 31, 2011, Mr. Kang beneficially owned 5.0% of the Company’s common stock

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, the Company and the C3 Entities, agreed to terminate a letter agreement, dated July 30, 2010, under which the Company would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, the Company no longer has any contingent obligation to contribute additional capital to LMC and consequently, the Company’s equity interest in LMC was reduced from approximately 72.86% to 0.67%.  However, the Company did not sell any of its own membership interests in LMC in the transaction.  As a result of the reduction in the Company’s percentage interest in LMC, the Company will no longer consolidate LMC’s financial results with the Company’s financial results and previous results of operations are reclassified as discontinued operations for financial reporting purposes.  However, Ricardo Salas, the Company’s Executive Vice President, will continue to serve as a member of LMC’s board of directors.

In connection with the LMC Investment, the Company entered into a Second Amended and Restated Operating Agreement with LMC and other members of LMC, and the Company also entered into a Second Amended and Restated License and Technical Support Agreement with LMC terminating certain technology cross-licenses between LMC and the Company and continuing LMC’s right to use the Liquidmetal trademark in connection with LMC’s business.

On December 1, 2011, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell the Company’s former Korean subsidiary and manufacturing facility, Liquidmetal Technologies Korea (“LMTK”), that was discontinued in November 2010.  Under the Share Purchase Agreement, the Company sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The previous results of operations of LMTK have been included as discontinued operations in the Company’s consolidated financial statements, and as a result of the transaction, the Company will no longer consolidate LMTK’s financial results into the Company’s consolidated financial statements.

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, the Company’s former Chairman, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum and is included in notes receivable in the Company’s consolidated balance sheet.  The results of operations of AMM are included as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss (See Note 14).

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), a specialist parts manufacturer, filed a litigation case against the Company claiming damages of $3,200 for payment on an alleged loan and for alleged breach of contract in connection with the formation of joint venture agreement called Liquidmetal SAGA Italy, Srl (“LSI”).  On April 6, 2011 (the “Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between the Company and SAGA was terminated, (ii) the Company and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  As of December 31, 2010, $3,100 was included in accrued liabilities on the Company’s consolidated balance sheet for the settlement and legal fees.

The number of Shares issued to SAGA on the Effective Date was based on the 30 day trailing, volume weighted average price of the Company’s stock as of the Effective Date.  An additional provision of the SAGA Settlement and Equity Interest Purchase Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Effective Date of the settlement.  On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum to account for the decrease in the market price of the Company’s common stock.  All of the principal and accrued interest is due on the Maturity Date and is included in short-term notes payable in the Company’s consolidated balance sheet as of December 31, 2011.

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

Under the agreements relating to the license transaction with Apple, the Company is obligated to contribute all intellectual property that it develops through February 2012 to CIP.  In addition, the Company is obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and is obligated to refrain from granting any security in its interest in CIP at any time.  The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If the Company is unable to comply with these obligations, Apple may be entitled to foreclose on such assets.  The Company is in compliance with these obligations as of December 31, 2011.

5. Liquidity and Going Concern Issues

The Company’s cash used by continuing operating activities was $5,063 for the year ended December 31, 2011, while cash provided by continuing operating activities was $12,187 for the year ended December 31, 2010.  The Company’s cash used in investing activities of continuing operations was $178 for the year ended December 31, 2011 primarily from purchase of property and equipment. The Company’s cash provided by financing activities of continuing operations was $13 for the year ended December 31, 2011 primarily from stock options exercises.

Subsequent to December 31, 2011, the Company issued 8% unsecured, bridge promissory notes that are unsecured and are due on demand by Visser Precision Cast, LLC (“Visser”) totaling $750 (see Note 20).

On October 10, 2011, the Company issued a promissory note to SAGA in the principal amount of $1,712 due October 10, 2012 in relation to a settlement agreement the Company signed with SAGA on April 6, 2011 (see Note 4).

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through April 30, 2012.  Following April 30, 2012, we will require additional funding in order to continue operations as a going concern.  Although we are actively pursuing financing transactions, including a private placement deal with Visser, we cannot guarantee that adequate funds will be available when needed and even if available, cannot guarantee that we will achieve favorable terms.  If we raise additional funds by issuing securities, existing stockholders may be diluted.  If funding is insufficient at any time in the future, we will be required to alter or reduce the scope of our operations or to cease our operations entirely.

The Company’s capital requirements during the next twelve months will depend on numerous factors, including the success of existing products either in manufacturing or development, the development of new applications for Liquidmetal alloys, the resources the Company devotes to develop and support its Liquidmetal alloy products, the success of pursuing strategic licensing and funded product development relationships with external partners.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

6. Trade accounts receivable

Trade accounts receivable from continuing operations were comprised of the following:

	December 31,
	2011	2010
Trade accounts receivable	$241	$49
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable, net	$241	$49

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2011	2010

Machinery and equipment	$1,098	$1,111
Computer equipment	70	734
Office equipment, furnishings, and improvements	187	142
Total	1,355	1,987
Accumulated depreciation	(1,193)	(1,950)
Total property, plant and equipment, net	$162	$37

Depreciation expense for the years ended December 31, 2011 and 2010 were $45 and $31, respectively and is included in the selling, marketing and general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

8. Patents and trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2011	2010

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,664	1,664
Trademarks	91	91
Total	2,321	2,321
Accumulated amortization	$(1,353)	$(1,216)
Total intangible assets, net	$968	$1,105

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

Amortization expense was $137 and $140 for the years ended December 31, 2011 and 2010, respectively.  The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2012	$127
2013	113
2014	98
2015	94
2016	91
Thereafter	445

Accumulated amortization for the years ended December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010

Purchased and licensed patent rights	$(424)	$(392)
Internally developed patents	(847)	(752)
Trademarks	(82)	(72)
Total	$(1,353)	$(1,216)

The weighted average amortization periods for the years ended December 31, 2011 and 2010 is as follows

	December 31,
	2011	2010

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

9. Other Long-Term Liabilities

The other long-term liabilities balance primarily consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years.  The Company is in the process of researching and resolving the balances for settlement and/or writeoff.

10. Short-term debt

Unsecured Promissory Notes

On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 bearing interest of 8% per annum (“Promissory Note”) as part of a settlement agreement entered by the Company and SAGA on April 6, 2011 (“Settlement Agreement”) for a litigation case that was filed by SAGA against the Company on an alleged loan and for alleged breach of contract in connection with the formation of a joint venture (see Note 12).

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

The Settlement Agreement included a payment to SAGA of $2,800 in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock.  An additional provision of the Settlement Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Settlement Agreement.  As such, the Company issued the Promissory Note to SAGA to account for the decrease in the market price of the Company’s common stock.

All of the principal and accrued interest is due on the Maturity Date and is included in short-term debt on the Company’s consolidated balance sheet at December 31, 2011.  Interest expense related to the Promissory Note for the year ended December 31, 2011 was $30.

11. Warrant Liabilities

As of December 31, 2011 and 2010, the Company had 44,707,976 and 47,232,459 warrants outstanding, respectively, in connection with preferred stock issuance and notes payable.  The warrants have expiration dates ranging from May 17, 2011 to July 15, 2015 with exercise prices ranging from $0.48 to $1.75.  Pursuant to FASB ASC 815, the Company is required to report the value of its warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations due to the price-based anti-dilution rights of warrants.

On November 2, 2010, the Company filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the “Amended Designation”) for its Series A-1 and Series A-2 Preferred Stock.  The Amended Designation was approved by the number of requisite votes from the holders of the Company's Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a consent agreement entered into between the Company and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement").   The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the expiration date of the warrants held by the holders who signed the Consent Agreement would be extended to July 15, 2015 and the price-based anti-dilution rights on such warrants would be removed.

The number of warrants held by the holders who signed the Consent Agreement totaled 40,032,833 shares (the “Consent Warrants”) out of the Company’s total number of warrants of 47,232,459 shares as of the date of the Amended Designation.  The Consent Warrants were initially recorded as liabilities on the Company’s consolidated financial statements in accordance with FASB ASC 815 due to their price-based anti-dilution rights.  Upon the removal of the anti-dilution rights with the Consent Agreement, the Consent Warrants no longer met the criteria under FASB ASC 815 and were reclassified as equity as of the date of the Amended Designation.  The company reclassified $24,438 from warrant liabilities into equity on November 2, 2010.

As of December 31, 2011 and 2010, the Company had 44,707,976 and 47,232,459 warrants outstanding, respectively, and of these, only 4,675,143 and 7,199,626 warrants, respectively, were valued as liabilities under FASB ASC 815.  As of December 31, 2011 and 2010, the Company valued the 4,675,143 and 7,199,626 warrants using the Black-Scholes model and recorded $0 and $1,328, respectively, in warrant liabilities.   The change in fair value of warrants resulted in a gain of $1,328 and a loss of $23,341 for the years ended December 31, 2011 and 2010, respectively.

The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model under the following assumptions:

	December 31,
	2011	2010
Expected life in years	0.01	0.38 - 1.01
Volatility	82%	150%
Risk-free interest rate	0.01%	0.19% - 0.29%
Dividend rate	0	0

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

As of December 31, 2011, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

259,073	0.48	January 3, 2012
3,091,381	0.49	January 3, 2012
1,324,689	0.59	January 3, 2012
208,334	0.48	July 15, 2015
39,824,499	0.49	July 15, 2015
44,707,976

12. Shareholders’ Equity (Deficit)

Common stock issuance.  During the year ended December 31, 2011, the Company issued common stock to settle a lawsuit with a former joint venture partner in Italy.

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

On April 6, 2011 (the “Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between the Company and SAGA was terminated, (ii) the Company and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.  As of December 31, 2011 and 2010, a total of $0 and $3,100, respectively, were included in accrued liabilities on the Company’s consolidated balance sheets for the settlement and legal fees.

The number of Shares issued to SAGA was based on the 30 day trailing, volume weighted average price of the Company’s stock as of the Effective Date.  An additional provision of the SAGA Settlement and Equity Interest Purchase Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Effective Date of the settlement.  On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum.  All of the principal and accrued interest is due on the Maturity Date and is included in short-term debt on the Company’s consolidated balance sheet at December 31, 2011.

Preferred stock.  On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement, the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share as part of a financing transaction.  Additionally, the Board of Directors of the Company shall convert each share of the Series A-1 Preferred Stock and Series A-2 Preferred Stock upon receipt of the written notice of the holders of a majority of the then-outstanding shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively.

In connection with the Series A Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation, and an expiration date of January 3, 2012.

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of Series A-1 Preferred Stock with identical term as the Series A-1 Preferred Stock issued on May 9, 2009.  In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation, and an expiration date of January 3, 2012.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

The preferred stock accrued cumulative dividends at an annual rate of 8%, which was payable semi-annually.  In conjunction with the Series A-1 Preferred Stock conversion the Company granted in-kind dividends to the preferred stock holders.  On November 2, 2010, the Company filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the "Amended Designation") for the Company's Series A Preferred Stock.  The Amended Designation was approved by the requisite vote of the holders of the Company's Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a Consent Agreement entered into between the Company and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement").  The Amended Designation amended the terms of the Series A Preferred Stock by (i) providing that dividends ceased accruing thereon as of June 1, 2010, (ii) the liquidation preference and corresponding conversion value on the Series A Preferred Stock was increased from 1.0 to 1.08 of the sum of the issue price and accrued but unpaid dividends, (iii) the Series A Preferred Stock was now mandatorily convertible at any time at the option of the Company without condition, and (iv) the Series A Preferred Stock will no longer have any price-based anti-dilution rights.  The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the warrants held by the holders signing the Consent Agreement (to the extent such warrants were issued in connection with the original issuance of the Series A Preferred Stock) would be extended to an expiration date of July 2015 and the price-based anti-dilution rights on such warrants were removed.  Additionally, the Company shall have the right at any time to redeem the Series A Preferred Stock in whole or in part upon not less than 30 days’ notice at a redemption price equal to the liquidation preference plus any accrued and unpaid dividends.

The Preferred Stock and any accrued and unpaid dividends thereon is convertible, at the option of the holder of the Preferred Stock, into common stock of the Company at a conversion price of $.10 per share in the case of the Series A-1 Preferred Stock and a conversion price of $.22 per share in the case of the Series A-2 Preferred Stock (in both cases subject to adjustments for any stock dividends, splits, combinations and similar events).  As of December 31, 2011 and 2010, the Company has accrued dividends of $571 and $1,063, respectively.

During the years ended December 31, 2011 and 2010, the holders of Series A-1 Preferred Stock converted 412,234 and 21,386 shares of the Series A-1 Preferred Stock, respectively.  The Company has 246,371 and 658,614 shares of the Series A-1 Preferred Stock outstanding at December 31, 2011 and 2010, respectively.  During the years ended December 31, 2011 and 2010, the holders of the Series A-2 Preferred Stock converted 460,366 and 990,517 shares of the Series A-2 Preferred Stock, respectively.  The Company has 1,052,780 and 1,513,146 shares of the Series A-2 Preferred Stock outstanding at December 31, 2011 and 2010, respectively.

Preferred units of discontinued subsidiary.   On February 22, 2008, our discontinued subsidiary, LMC (see Note 14), completed a transaction under which it issued and sold $2,500 in preferred membership units to two minority members of LMC (the “Preferred Units Transaction”).  Immediately following the sale of the preferred membership units, the subscription proceeds (after a 1% transaction fee) were distributed to LMC’s common unit members, and as a result of such distribution, the Company received approximately $1,714 in the distribution.  The preferred units issued by LMC have an accruing priority return of 14% per year that are priority over any distribution made by LMC and may be redeemed at any time within four years of issuance through cash payment or distribution in excess of the 14% priority return.  LMC is required to redeem the preferred units on or before the second anniversary of the issue date and failure to redeem the preferred units at the specified time will result in the preferred unit holders receiving an additional 2% of common membership units per quarter until the preferred units are redeemed in full.  An additional 2,767 common membership units were issued during the year ended December 31, 2010 as a result of LMC’s non-redemption.

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

The Company had deconsolidated LMC as part of its discontinued operations and the balance of the preferred units of $1,920 was included in gain on disposal of subsidiary, on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2011.  The balance of the preferred units were $0 and $1,920 were included in non-controlling interest on the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

13. Stock Compensation Plan

Under the Company’s 1996 Stock Option Plan (“1996 Company Plan”) the Company could grant to employees, directors or consultants options to purchase up to 12,903,226 shares of common stock. The stock options are exercisable over a period determined by the Board of Directors or the Compensation Committee, but no longer than 10 years.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Equity Plan”). The 2002 Equity Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. In addition, the plan permits the granting of stock appreciation rights with, or independently of, options, as well as stock bonuses and rights to purchase restricted stock. A total of 10,000,000 shares of our common stock may be granted under the 2002 Equity Plan.  As of December 31, 2011, there were 4,676,581 options outstanding under the 2002 Equity Plan.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

Prior to the approval of the 2002 Equity Plan, options were primarily granted under the Company’s 1996 Stock Option Plan (“1996 Company Plan”). On April 4, 2002, our board of directors terminated the 1996 Company Plan. The termination will not affect any outstanding options under the 1996 Company Plan and all such options will continue to remain outstanding and be governed by the Plan. No additional options may be granted under the 1996 Company Plan. As of December 31, 2011, there were 3,226 options outstanding and exercisable at a weighted average exercise price of $15.00 per share under the 1996 Company Plan.

On April 4, 2002, our shareholders and board of directors adopted the 2002 Non-employee Director Stock Option Plan (“2002 Director Plan”). Only non-employee directors are eligible for grants under the 2002 Director Plan. A total of 1,000,000 shares of the Company’s Common Stock may be granted under the 2002 Director Plan. There were no options outstanding under the 2002 Director Plan as of December 31, 2011.  The 2002 Director Plan terminates in April 2012, unless terminated prior to that date by the Board of Directors.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recorded $553 and $142 for the years ended December 31, 2011 and 2010, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options.

On August 3, 2010, in conjunction with an employment agreement with Thomas Steipp, the Company’s Chief Executive Officer, the Company also granted an aggregate of 6,000,000 restricted shares of the Company’s common stock, which will ratably vest each year over five years.  During the years December 31, 2011 and 2010, the Company recorded $442 and $0, respectively, of compensation expense related to Mr. Steipp’s restricted shares.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.

	December 31,
	2011	2010

Expected volatility	133.02% - 136.30%	105%
Expected dividends	-	-
Expected term (in years)	6.50	6.00
Risk-free rate	2.56% - 2.87%	3.08%

Expected volatilities are based on historical volatility expected over the expected life of the options.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  Forfeitures rates ranging from 5.0% to 28.3% were used for year ended December 31, 2011 and forfeiture rates ranging from 5.0% to 31.1% were used for the year ended December 31, 2010.  The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2009	5,166,385	2.26
Granted	3,080,000	0.12
Exercised	-	-
Forfeited	(77,000)	0.25
Expired	(1,696,422)	4.54
Options outstanding at December 31, 2010	6,472,963	0.67
Granted	40,000	0.55
Exercised	(102,000)	0.12
Forfeited	(400,000)	0.50
Expired	(1,331,156)	1.64
Options outstanding at December 31, 2011	4,679,807	$0.42	6.9	$56
Options exercisable at December 31, 2011	2,160,907	$0.72	5.3	$15
Options vested or expected to vest at December 31, 2011	3,576,610	$0.50	6.5	$38

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Numbers of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00 - $ 3.00	4,664,000	6.95	$0.39	2,145,100	5.27	$0.67
3.01 - 6.00	10,000	1.33	4.57	10,000	1.33	4.57
6.01 - 9.00	-	-	-	-	-	-
9.01 - 12.00	-	-	-	-	-	-
12.01 - 15.00	5,807	0.26	15.00	5,807	0.26	15.00

Total	4,679,807			2,160,907

The Company’s non-vested options at the beginning and ending of fiscal year 2011 had a weighted-average grant-date fair value of $0.21 and $0.16 per option, respectively.

14.  Discontinued Operations and Long-Lived Assets to be Disposed Of

LMC.  On December 20, 2011, the Company’s former majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC, entered into a transaction pursuant to which LMC issued and sold additional membership interests to a related party and to third-party investors for an aggregate purchase price of $3,000 (the “LMC Investment”).  The LMC Investment was entered into pursuant to a Membership Interest Purchase Agreement between the investors and LMC (the “Purchase Agreement”).  The investors in the LMC Investment were Rockwall Holdings, Inc. (“Rockwall”) and C3 Capital Partners, L.P. and C3 Capital Partners II, L.P. (the “C3 Entities”). The C3 Entities were minority investors in LMC prior to the transaction, and Rockwall is a company controlled by John Kang, a former Chief Executive Officer and Chairman of the Company (see Note 19). As of December 31, 2011, Mr. Kang beneficially owned 5.0% of the Company’s common stock.

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, the Company and C3 Entities, agreed to terminate a letter agreement, dated July 30, 2010, under which the Company would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, the Company no longer has any contingent obligation to contribute additional capital to LMC and consequently, the Company’s equity interest in LMC was reduced from approximately 72.86% to 0.67%.  However, the Company did not sell any of its own membership interests in LMC in the transaction.  As a result of the reduction in the Company’s percentage interest in LMC, the Company will no longer consolidate LMC’s financial results with the Company’s financial results and are included as discontinued operations for financial reporting purposes.  However, Ricardo Salas, the Company’s Executive Vice President, will continue to serve as a member of LMC’s board of directors.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

Summarized operating results of LMC’s discontinued operations are as follows:

	December 31,
	2011	2010
Revenue	$9,732	$9,794
Gain on disposal of subsidiary, net	11,227	-
Loss from discontinued operations	(335)	(55)

The $11,227 gain on disposal of subsidiary was primarily due to write-off of LMC’s net liabilities.  Loss from discontinued operations represented the net operating loss of the subsidiary.

As of December 31, 2010, the assets and liabilities of LMC are included in net liabilities of discontinued operations in the accompanying consolidated balance sheets and consist of the following:

December 31,
2010
Assets
Accounts receivable	$1,682
Inventories	1,009
Prepaid expenses and other current assets	392
Property, plant and equipment, net	759
Intangibles	16
Other assets	120
Total	$3,978

December 31,
2010
Liabilities
Accounts payable	$(1,423)
Accrued liabilities	(2,415)
Short-term debt	(480)
Long-term debt, net of discounts	(7,962)
Total	$(12,280)

There were no balances as of December 31, 2011 due to the deconsolidation of LMC.

AMM.  In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, the Company’s former Chairman, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum and is included in notes receivable in the Company’s consolidated balance sheet at December 31, 2011. The results of operations of AMM are included as discontinued operations for financial reporting purposes.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

Summarized operating results of AMM’s discontinued operations are as follows:

	December 31,
	2011	2010
Revenue	$200	$-
Gain on disposal of subsidiary, net	370	-
Loss from discontinued operations, net	(370)	-

The $370 gain on disposal of subsidiary was primarily due to $720 of proceeds less the write off net investment in AMM of $350.   Loss from discontinued operations represented the net operating loss of the subsidiary.

LMTK.  In 2003, the Company set up a manufacturing plant in South Korea, Liquidmetal Technologies Korea (“LMTK”), to handle its bulk Liquidmetal alloys business which included manufacturing and selling components made out of bulk alloys.  During 2010 and in the prior years, LMTK experienced net losses as a result of continuing economic downturn.  These losses and uncertainty surrounding its future cash flows, led the Company to evaluate its investment for recoverability. As a result, in November 2010, the Company decided to discontinue LMTK’s operations.

On December 1, 2011, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell LMTK.  Under the Share Purchase Agreement, the Company sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The results of operations of LMTK have been included as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss.

Summarized operating results of LMTK’s discontinued operations are as follows:

	December 31,
	2011	2010
Revenue	$-	$3
Gain on disposal of subsidiary, net	512	-
Loss from discontinued operations	(58)	(2,623)

The $512 gain on disposal of subsidiary was primarily due to the net write-off of assets and foreign exchange accounts.  Loss from discontinued operations was primarily due to legal fees incurred for the sale of the subsidiary.

The assets and liabilities of LMTK are included in net assets of discontinued operations in the accompanying consolidated balance sheets and consist of the following:

December 31,
2010
Assets
Restricted cash	$46
Inventories	86
Prepaid expenses and other current assets	375
Property, plant and equipment, net	3,288
Other assets	49
Total assets of LMTK	$3,844

Liabilities
Accounts payable	$(2,404)
Accrued liabilities	(702)
Total liabilities of LMTK	$(3,106)

There were no balances as of December 31, 2011 due to the sale of LMTK.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)
15. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2011	2010
Loss carry forwards	$55,998	$46,089

Other	606	701
Total deferred tax asset	56,604	46,790

Valuation allowance	(56,604)	(46,790)
Total deferred tax asset, net	$--	$--

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2011	2010

Expected federal tax benefit	(34)%	(34)%
Permanet Items	8.9%	26.3%
Net operating loss utilized or expired	3.6%	5.5%
Increase (decrease) in valuation allowance and others	21.6%	2.3%
Total tax provision	0%	0%

As of December 31, 2011, the Company had approximately $114M of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2012 through 2031. In addition, the Company has California state NOL carryforwards of approximately $70M expiring in 2012 through 2031. The Company and Liquidmetal Golf, Inc. filed on a separate company basis for federal income tax purposes.  Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $38 in federal NOL carryforwards, expiring in 2012 through 2027.

As of December 31, 2011, the Company had approximately $189K of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2030.  In addition, the Company has California R&D credit carryforwards of approximately $245K, which do not expire under current California law.

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

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the year ended December 31, 2011 and 2010.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

Tax years 2010 and 1999 through 2010 are subject to examination by the federal and state taxing authorities, respectively.

16. Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

During the year ended December 31, 2010, the Company recorded $653 as dividend accrual for the Series A Preferred Stock (see Note 12).  As a result, basic net loss per share for the year ended December 31, 2010 is calculated by dividing the net loss attributable common shareholders shown below by the weighted average share of common stock during the period as follows:

	Years Ended December 31,
	2011	2010
Amounts attributable to Liquidmetal Technologies, Inc. common shareholders

Net income (loss)	6,155	(17,643)
Preferred stockholders dividends	-	(653)
Net income (loss) available (attributable) to common stockholders	6,155	(18,296)

Basic income (loss) per share	0.05	(0.28)

Diluted income (loss) per share	0.04	(0.28)

Number of weighted average shares - basic	118,523,228	64,965,375
Number of weighted average shares - diluted	163,292,496	64,965,375

Basic and diluted net loss per common share was the same for the year ended December 31, 2010, as the impact of all potentially dilutive securities outstanding was anti-dilutive.  The following were outstanding at December 31, 2011 and were included in the computation of diluted EPS for the year ended December 31, 2011.

	For the Years Ended December 31,
	2011	2010

Weighted average basic shares	118,523,228	64,965,375
Effect of dilutive securities:
Stock options ("in the money")	2,203,443	-
Warrants ("in the money")	-	-
Conversion of preferred stocks and dividends	42,565,825	-

Weighted average diluted shares	163,292,496	64,965,375

17. Commitments and Contingencies

Operating Leases

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of December 31, 2011 and 2010, the Company has recorded $22 and $0, respectively, of deferred rent expenses.  Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)
December 31,	Minimum Payments

2012	$192
2013	197
2014	221
2015	227
2016	77
Total	$914

Rent expense was $225 and $262 for the years ended December 31, 2011 and 2010, respectively.

18.     401(k) Savings Plan

The Company has a tax-qualified employee savings and retirement plan, or 401(k) plan.  Under the U.S. based 401 (k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by up to 15% of their taxable compensation or of the statutorily prescribed annual limit, whichever is lower, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan permits the Company, in its sole discretion, to make additional employer contributions to the 401(k) plan. However, the Company did not make employer contributions to the 401(k) plan during any of the periods presented in the accompanying consolidated financial statements.

19. Related Party Transactions

On August 1, 2010, the Company entered into an agreement with John Kang, the Company’s former Chairman, to provide consulting services.  The Company terminated this agreement as of July 31, 2011.  The Company incurred $210 and $102 for his services during the years ended December 31, 2011 and 2010, respectively.

On October 14, 2010, the Company signed an agreement with Innovative Materials Group, LLC (“IMG”), a California limited liability company, which is majority owned by Mr. Kang.  Under the agreement, the Company received a deposit of $520 from IMG to purchase on behalf of IMG, machinery and equipment located in China.  The transaction was based on the potential negotiation and completion of a non-exclusive license agreement with IMG under which the machinery and equipment would be transferred to IMG either directly or through the transfer of ownership of the Company’s Chinese subsidiary, Advanced Metals Materials (“AMM”), that owns the equipment (See Note 1).  On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $520 deposit previously paid to the Company and the $200 balance of the Purchase Price will be paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.   The $200 notes receivable is included in notes receivable in the Company’s consolidated balance sheet at December 31, 2011.  Interest shall accrue and be paid at maturity along with the principal balance.

In conjunction with the Stock Purchase Agreement, the Company also entered into a License Agreement (the “License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines, as defined by the License Agreement (the “Licensed Products”).  The license agreement grants a non-exclusive license to certain product categories listed in the License Agreement, as well as an exclusive license to specific types of consumer eyewear products.  The License Agreement obligates IMG to pay the Company a running royalty based on its sales of Licensed Products, and the license will expire on August 5, 2021.  The Company recognized $19 in royalty revenues from IMG during the year ended December 31, 2011.

On December 20, 2011, Rockwall Holdings, Inc., a company controlled by Mr. Kang, entered into a transaction as one of the primary investors in Liquidmetal Coatings, LLC (“LMC”), our former subsidiary (see Note 4).  As of December 31, 2011, Mr. Kang beneficially owned 5.0% of the Company’s common stock.

During the year ended December 31, 2011, the Company incurred $154 in legal fees to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.  There were no such expenses for year ended December 31, 2010.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
(in thousands, except share and per share data)

In October 2009, Thomas Steipp, the Company’s President and Chief Executive Officer, Ricardo Salas, the Company’s Vice President and Director, Tony Chung, the Company’s Chief Financial Officer, and Mr. Kang acquired a total of 100,000 shares of the Company’s Series A-1 Preferred Stock and warrants to purchase 2,500,000 shares of the Company’s common stock for an aggregate cash price of $495.  The Series A-1 Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Furthermore, the warrants can be exercised for shares of the Company’s common stock at an exercise price of $0.49 per share and will expire on July 31, 2015. In April 2011, Mr. Steipp converted his 20,000 shares of Series A-1 Preferred Stock into a total of 1,130,688 shares of the Company’s common stock, including dividends received in the form of common stock.  In July 2011, Mr. Salas and Mr. Kang converted 50,000 and 19,000 respective shares of Series A-1 Preferred Stock into a total of 2,826,720 and 1,074,154 shares of the Company’s common stock, including dividends received in the form of common stock.  As of December 31 2011, Mr. Steipp and Salas are greater-than-5% beneficial owners of the Company.

In May 2009, the Company completed a transaction in which (i) the holders of the Company’s 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated as “Series A-2 Preferred Stock,” together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (See Note 12).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which were organized by Abdi Mahamedi, the Company’s Chairman.  Mr. Mahamedi became a greater-than-5% beneficial owner of the Company by reason of the May 2009 transaction and remained as such as of December 31, 2011.

As of December 31, 2011, James Kang, the brother of John Kang and Soo Buchanan, the sister of John Kang and wife of the Company’s Vice President of Investor Relations, are greater-than-5% beneficial owner of the Company.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021.  There were no revenues recognized from product sales and licensing fees from LLPG during the years ended December 31, 2011 and 2010.  There are no outstanding trade receivables due from LLPG as of December 31, 2011 and 2010.  As of December 31, 2011, Mr. Chitayat is a greater-than-5% beneficial owner of the Company.

On July 1, 2009, the Company entered into an agreement with Mr. Chitayat to provide consulting services to the Company for a period of one year (the “Consulting Agreement”).  The Company granted to Mr. Chitayat an option to purchase 750,000 shares of common stock for services performed under the Consulting Agreement.  The stock option, which vested ratably on a monthly basis during the term of the Consulting Agreement, has an exercise price of $0.50 per share and will expire on July 15, 2015.

On August 6, 2010, the Company paid $360 to LLPG as a fee related to a modification of its existing exclusive license agreement in connection with the Apple licensing agreement.

20. Subsequent Event

On January 17, 2012, February 27, 2012 and March 28, 2012, the Company issued an 8% unsecured, bridge promissory note to Visser Precision Cast, LLC (“Visser”) due upon demand in the amount of $200, $200 and $350, respectively.  The promissory notes totaling $750 remain outstanding as of the filing date of this report.