Form 10-Q
period 2012-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2012-05-15
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes   ☐    No  ☒

The number of common shares outstanding as of May 1, 2012 was [161,548,906].

EXPLANATORY NOTE

In our 2011 Annual Report on Form 10-K (“Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012, we restated our consolidated financial statements for the fiscal year ended December 31, 2010 as originally filed with the SEC on Form 10-K on December 6, 2011, and each of the interim quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, as filed with the SEC on Form 10-Q on May 16, 2011, August 10, 2011 and November 10, 2011, respectively, to properly account for certain previously issued warrants and to include required earnings per share disclosures.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or result. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements.  It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2011 titled “Risk Factors” as well as the following risks and uncertainties:

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

PART I
FINANCIAL INFORMATION
Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$297	$122
Trade accounts receivable, net of allowance of $0 and $0, respectively	194	241
Related party notes receivable	200	200
Prepaid expenses and other current assets	177	248
Total current assets	$868	$811
Property, plant and equipment, net	150	162
Patents and trademarks, net	965	968
Other assets	36	52
Total assets	$2,019	$1,993

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	1,041	803
Accrued liabilities	231	457
Accrued dividends	222	571
Deferred revenue	48	67
Short-term debt	2,462	1,712
Total current liabilities	$4,004	$3,610

Other long-term liabilities	857	609
Total liabilities	$4,861	$4,219

Shareholders' deficit:
Convertible, redeemable Series A Preferred Stock, $0.001 par value; 10,000,000shares authorized; 506,936 and 1,299,151 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 160,137,306 and 134,467,554 shares issued and outstanding at March 31, 2012and December 31, 2011, respectively	156	130
Warrants	24,438	24,438
Additional paid-in capital	149,490	149,064
Accumulated deficit	(176,926)	(175,859)
Total shareholders' deficit	$(2,842)	$(2,226)

Total liabilities and shareholders' deficit	$2,019	$1,993

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share and share data)
(unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(Restated)
Revenue
Products	$183	$123
Licensing and royalties	13	381
Total revenue	196	504

Cost of sales	81	106
Gross profit	115	398

Operating expenses
Selling, marketing, general and administrative	959	1,026
Research and development	188	324
Total operating expenses	1,147	1,350
Operating loss from continuing operations	(1,032)	(952)

Change in value of warrants, loss	-	(11)
Other income	-	5
Interest expense	(39)	(15)
Interest income	4	8

Loss from continuing operations before income taxes	(1,067)	(965)

Income taxes	-	-

Loss from continuing operations	(1,067)	(965)

Discontinued operations:
Loss from operations of discontinued operations, net of taxes	-	(429)

Net loss	(1,067)	(1,394)

Other comprehensive income:
Foreign exchange translation gain during the period	-	55
Comprehensive loss	$(1,067)	$(1,339)

Per common share basic and diluted:

Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	-
Basic and diluted loss per share	$(0.01)	$(0.01)

Number of weighted average shares - basic and diluted	153,707,246	93,695,377

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
For the Three Months Ended March 31, 2012
(in thousands, except share data)
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Accumulat- ed Deficit	Total
Balance, December 31, 2011	1,299,151	134,467,554	$1	$130	$24,438	$149,064	$(175,859)	$(2,226)

Conversion of preferred stock	(792,215)	25,669,752	(1)	26		(25)		-
Stock-based compensation						24		24
Restricted stock issued to officer						78		78
Dividend distribution						349		349
Net loss							(1,067)	(1,067)

Balance, March 31, 2012	506,936	160,137,306	-	156	24,438	149,490	(176,926)	(2,842)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (unaudited)

	Three Months Ended March, 31
	2012	2011
		(Restated)
Operating activities:
Net loss	$(1,067)	$(1,394)
Add: Loss from operations of discontinued operations	-	429
Net loss attributable to continuing operations	$(1,067)	$(965)

Adjustments to reconcile loss from continuing operations to net cash used for operating activities:
Loss attributable to noncontrolling interest of discontinued subsidiary	-	11
Depreciation and amortization	50	40
Stock-based compensation	102	44
Loss from change in value of warrants	-	11

Changes in operating assets and liabilities:
Trade accounts receivable	47	(72)
Inventories	-	7
Prepaid expenses and other current assets	71	632
Other assets	16	(129)
Accounts payable and accrued expenses	12	(533)
Deferred revenue	(19)	-
Other liabilities	248	(60)
Net cash used in continuing operations	(540)	(1,014)
Changes in net assets and liabilities of discontinued operations	-	(1,297)
Net cash used in operating activities	(540)	(2,311)

Investing Activities:
Purchases of property and equipment	-	(28)
Investment in patents and trademarks	(35)	-
Net cash used in investing activities	(35)	(28)

Financing Activities:
Proceeds from borrowings	750	-
Net cash provided by financing activities of continuing operations	750	-
Net cash provided by financing activities of discontinued operations	-	478
Net cash provided by financing activities	750	478

Effect of foreign exchange translation	-	100
Net (decrease) increase in cash and cash equivalents	175	(1,761)

Cash and cash equivalents at beginning of period	122	5,072
Cash and cash equivalents at end of period	$297	$3,311

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

1.  Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology company that develops and commercializes products made from amorphous alloys.  The Company’s family of alloys consists of a variety of bulk alloys and composites that utilizes the advantages offered by amorphous alloys technology.  The Company designs, develops and sells products and components from bulk amorphous alloys to customers in various industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.  The Company believes that its proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.

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

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy products, which include non-consumer electronic devices, aerospace parts, medical products, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; and iii) product licensing and royalty revenue.  The Company is currently converting from a research and development and prototyping business to a general production business of selling commercial parts, and in the future, we expect to have the largest portion of our revenues in the Liquidmetal alloy products category.

2.  Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2012.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Revenue Recognition

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

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

Fair Value of Financial Instruments

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

The Company has one Level 2 financial instrument, warrants that are recorded at fair value on a periodic basis. Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option pricing model. Any warrant liability is classified in accordance with the FASB Staff Position (FSP) No. 150-5, Issuer's Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable ('FSP No. 15-5", now incorporated into and superseded by FASB ASC 480-10-25-9 and 25-13, Obligations to Repurchase Issuer's Equity Shares by Transferring Assets). (see Note 9).

Recent Accounting Pronouncements

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company has adopted the guidance beginning on January 1, 2012.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company has adopted the guidance beginning on January 1, 2012.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

3.  Significant Transactions

On January 17, 2012, February 27, 2012 and March 28, 2012, the Company issued 8% unsecured, bridge promissory notes to Visser Precision Cast, LLC (“Visser”) due upon demand in the amount of $200, $200 and $350, respectively.  The promissory notes totaling $750 remain outstanding as of March 31, 2012 and is included in Short Term Debt.  On April 25, 2012, the Company issued an 8% unsecured, bridge promissory note to Visser due upon demand in the amount of $300 (see Note 14).

On December 20, 2011, the Company’s former majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) entered into a transaction pursuant to which LMC issued and sold additional membership interests to a related party and third-party investors for an aggregate purchase price of $3,000 (the “LMC Investment”).  The LMC Investment was entered into pursuant to a Membership Interest Purchase Agreement between the investors and LMC (the “Purchase Agreement”).  The investors in the LMC Investment were Rockwall Holdings, Inc. (“Rockwall”) and C3 Capital Partners, L.P. and C3 Capital Partners II, L.P. (the “C3 Entities”). The C3 Entities were minority investors in LMC prior to the transaction, and Rockwall is a company controlled by John Kang, a former Chief Executive Officer and Chairman of the Company.

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

On December 1, 2011, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell the Company’s former Korean subsidiary and manufacturing facility, Liquidmetal Technologies Korea (“LMTK”) which was discontinued in November 2010.  Under the Share Purchase Agreement, the Company sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The previous results of operations of LMTK have been included as discontinued operations in the Company’s consolidated financial statements, and as a result of the transaction, the Company will no longer consolidate LMTK’s financial results into the Company’s consolidated financial statements.

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, a former Chief Executive Officer and Chairman of the Company, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum and is included in notes receivable in the Company’s consolidated balance sheet.  The results of operations of AMM are included as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss (See Note 10).

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), a specialist parts manufacturer, filed a litigation case against the Company claiming damages of $3,200 for payment on an alleged loan and for alleged breach of contract in connection with the formation of joint venture agreement called Liquidmetal SAGA Italy, Srl (“LSI”).  On April 6, 2011 (the “Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between the Company and SAGA was terminated, (ii) the Company and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2,800 in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated (see Note 9).

The number of Shares issued to SAGA on the Effective Date was based on the 30 day trailing, volume weighted average price of the Company’s stock as of the Effective Date.  An additional provision of the SAGA Settlement and Equity Interest Purchase Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Effective Date of the settlement.  On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 (“Maturity Date”) bearing interest of 8% per annum to account for the decrease in the market price of the Company’s common stock.  All of the principal and accrued interest is due on the Maturity Date (see Note 6)

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

On August 5, 2010, the Company entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) the Company contributed substantially all of its intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to the Company a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.  Additionally, in connection with the license transaction, Apple required the Company to complete a statement of work related to the exchange of Liquidmetal intellectual property information.  The Company recognized a portion of the one-time license fee upon receipt of the initial payment and completion of the foregoing requirements under the license transaction.  The remaining portion of the one-time license fee was recognized at the completion of the required statement of work.

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute all intellectual property that it developed through February 2012 to CIP.  In addition, the Company is obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and is obligated to refrain from granting any security in its interest in CIP at any time.  The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If the Company is unable to comply with these obligations, Apple may be entitled to foreclose on such assets.  The Company is in compliance with these obligations as of March 31, 2012.

4.  Liquidity and Going Concern Issues

For the three months ended March 31, 2012, the Company’s cash used in operating activities was $540, cash used in investing activities was $35 for continued investment in our trademarks, and cash provided by financing activities was $750 related to the issuance of 8% unsecured, bridge promissory notes that are due on demand by Visser Precision Cast, LLC (“Visser”) (see Note 3 and 6).

The Company is in the process of negotiating a private placement of equity securities with Visser (“Visser Private Placement”) in order to infuse cash into the Company.  However, there is no guaranty that the Company will be able to finalize the Visser Private Placement or any other financing transaction with Visser or any other investor.

On October 10, 2011, the Company issued a promissory note to SAGA in the principal amount of $1,712 due October 10, 2012 in relation to a settlement agreement the Company signed with SAGA on April 6, 2011 (see Note 3).

The Company anticipates that its current capital resources, together with anticipated cash from operations, will be sufficient to fund the Company’s operations through May 31, 2012.  Following May 31, 2012, the Company will require additional funding in order to continue operations as a going concern.  Although the Company is actively pursuing financing transactions, including the Visser Private Placement and other options for equity issuance, the Company cannot guarantee that adequate funds will be available when needed and even if available, cannot guarantee that the Company will achieve favorable terms.  If the Company raises additional funds by issuing securities, existing stockholders may be diluted.  If funding is insufficient at any time in the future, the Company will be required to alter or reduce the scope of the Company’s operations or to cease the Company’s operations entirely.

The Company’s capital requirements during the next twelve months will depend on numerous factors, including the success of existing products either in manufacturing or development, the development of new applications for Liquidmetal alloys, the resources the Company devotes to develop and support Liquidmetal alloy products and the success of pursuing strategic licensing and funded product development relationships with external partners.

5.  Patents and Trademarks, net

Patents and Trademarks was $965 and $968 as of March 31, 2012 and December 31, 2011, respectively, and it primarily consists of purchased patent rights and internally developed patents.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

Amortization expense for Patents and Trademarks was $38 and $34 for the quarter ended March 31, 2012 and 2011, respectively.

6.  Short Term Debt

On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 bearing interest of 8% per annum as part of a settlement agreement entered by the Company and SAGA on April 6, 2011 for a litigation case that was filed by SAGA against the Company on an alleged loan and for alleged breach of contract in connection with the formation of a joint venture (see Note 3).

The $1,712 principal amount is included in Short Term Debt and the accrued interest is included in Accrued Liabilities on the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011.  Interest expense related to the promissory note for the quarter ended March 31, 2012 was $34.

On January 17, 2012, February 27, 2012 and March 28, 2012, the Company issued an 8% unsecured, bridge promissory note to Visser due upon demand in the amount of $200, $200 and $350, respectively.  The promissory notes totaling $750 remain outstanding as of March 31, 2012 and is included in Short Term Debt (see Note 14).  Interest expense on the promissory notes was $5 for the three months ended March 31, 2012.

7.  Other Long-term Liabilities

Other Long-term Liabilities balance of $857 and $609 as of March 31, 2012 and December 31, 2011, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years.  The Company is in the process of researching and resolving the balances for settlement and/or writeoff.

8.  Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company may grant options to purchase the Company’s common stock.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.  During the three months ended March 31, 2012, the Company did not grant any options.  The Company had 4,575,581 and 4,679,807 grants outstanding as of March 31, 2012 and December 31, 2011, respectively.

9. Shareholders’ Equity (Deficit)

Common stock

During the year ended December 31, 2011, the Company issued 4,496,429 common stock to settle a lawsuit with a former joint venture partner in Italy (see Note 3).  Other than the conversion of preferred stock to common stock, there were no other issuances of common stock during the three months ended March 31, 2012.

Preferred stock

On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement, the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share as part of a financing transaction.  Additionally, the Board of Directors of the Company shall convert each share of the Series A-1 Preferred Stock and Series A-2 Preferred Stock into shares of the Company’s common stock upon receipt of the written notice of the holders of a majority of the then-outstanding shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

The preferred stock accrued cumulative dividends at an annual rate of 8%, which was payable semi-annually.  In conjunction with the Series A-1 Preferred Stock conversion the Company granted in-kind dividends to the preferred stock holders.  On November 2, 2010, the Company filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the "Amended Designation") for the Company's Series A Preferred Stock.  The Amended Designation was approved by the requisite vote of the holders of the Company's Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a Consent Agreement entered into between the Company and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement”).  The Amended Designation amended the terms of the Series A Preferred Stock by (i) providing that dividends ceased accruing thereon as of June 1, 2010, (ii) the liquidation preference and corresponding conversion value on the Series A Preferred Stock was increased from 1.0 to 1.08 of the sum of the issue price and accrued but unpaid dividends, (iii) the Series A Preferred Stock was now mandatorily convertible at any time at the option of the Company without condition, and (iv) the Series A Preferred Stock will no longer have any price-based anti-dilution rights.  The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the warrants held by the holders signing the Consent Agreement (to the extent such warrants were issued in connection with the original issuance of the Series A Preferred Stock) would be extended to an expiration date of July 2015 and the price-based anti-dilution rights on such warrants were removed.  Additionally, the Company shall have the right at any time to redeem the Series A Preferred Stock in whole or in part upon not less than 30 days’ notice at a redemption price equal to the liquidation preference plus any accrued and unpaid dividends.

The Preferred Stock and any accrued and unpaid dividends thereon is convertible, at the option of the holder of the Preferred Stock, into common stock of the Company at a conversion price of $.10 per share in the case of the Series A-1 Preferred Stock and a  conversion price of $.22 per share in the case of the Series A-2 Preferred Stock (in both cases subject to adjustments for any stock dividends, splits, combinations and similar events).  As of March 31, 2012 and December 31, 2011, the Company had accrued dividends of $222 and $571, respectively.

During the quarter ended March 31, 2012, the holders of the Company’s A-series Preferred Stock converted 792,215 of preferred stock into 25,669,752 shares of the Company’s common stock.  The Company has 105,231 and 246,371 shares of the Series A-1 Preferred Stock outstanding at March 31, 2012 and December 31, 2011, respectively.  The Company has 401,705 and 1,052,780 shares of the Series A-2 Preferred Stock outstanding at March 31, 2012 and December 31, 2011, respectively.

Warrants

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

The number of warrants held by the holders who signed the Consent Agreement totaled 40,032,833 shares (the “Consent Warrants”) out of the Company’s total number of warrants of 47,232,459 shares as of the date of the Amended Designation.  The Consent Warrants were initially recorded as liabilities on the Company’s consolidated financial statements in accordance with FASB ASC 815 due to their price-based anti-dilution rights.  Upon the removal of the anti-dilution rights with the Consent Agreement, the Consent Warrants no longer met the criteria under FASB ASC 815 and were reclassified as equity as of the date of the Amended Designation.  The company reclassified $24,438 from warrant liabilities into equity on November 2, 2010, and this amount is reflected as Warrants in the consolidated statement of shareholders’ deficit at March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company had 40,032,833 and 44,707,976 warrants outstanding, respectively, in connection with previous preferred stock issuances.  The warrants outstanding as of March 31, 2012 expire on July 15, 2015 with exercise prices ranging from $0.48 to $0.49.

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations due to the price-based anti-dilution rights of warrants. As of December 31, 2011, 4,675,143 warrants were valued as liabilities under FASB ASC 815, and these warrants expired on January 3, 2012.  The Company valued the 4,675,143 warrants using the Black-Scholes model and recorded $0 in warrant liabilities as of December 31, 2011.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

10.  Discontinued Operations and Long-Lived Assets to be Disposed of

LMC

On December 20, 2011, the Company’s former majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC, entered into a transaction pursuant to which LMC issued and sold additional membership interests to a related party and to third-party investors for an aggregate purchase price of $3,000 (the “LMC Investment”).  The LMC Investment was entered into pursuant to a Membership Interest Purchase Agreement between the investors and LMC (the “Purchase Agreement”).  The investors in the LMC Investment were Rockwall Holdings, Inc. (“Rockwall”) and C3 Capital Partners, L.P. and C3 Capital Partners II, L.P. (the “C3 Entities”). The C3 Entities were minority investors in LMC prior to the transaction, and Rockwall is a company controlled by John Kang, a former Chief Executive Officer and Chairman of the Company.

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, the Company and C3 Entities, agreed to terminate a letter agreement, dated July 30, 2010, under which the Company would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, the Company no longer has any contingent obligation to contribute additional capital to LMC and consequently, the Company’s equity interest in LMC was reduced from approximately 72.86% to 0.67%.  However, the Company did not sell any of its own membership interests in LMC in the transaction.  As a result of the reduction in the Company’s percentage interest in LMC, the Company will no longer consolidate LMC’s financial results with the Company’s financial results, and LMC’s financial results are included as discontinued operations for financial reporting purposes.  However, Ricardo Salas, the Company’s Executive Vice President, will continue to serve as a member of LMC’s board of directors.

AMM

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, a former Chief Executive Officer and Chairman of the Company, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum and is included in notes receivable in the Company’s consolidated balance sheet at March 31, 2012 and December 31, 2011. The results of operations of AMM are included as discontinued operations for financial reporting purposes through August 5, 2011.

LMTK

In 2003, the Company set up a manufacturing plant in South Korea, Liquidmetal Technologies Korea (“LMTK”), to handle its bulk Liquidmetal alloys business which included manufacturing and selling components made out of bulk alloys.  During 2010 and prior years, LMTK experienced net losses as a result of the continuing economic downturn.  These losses and uncertainty surrounding its future cash flows, led the Company to evaluate its investment for recoverability. As a result, in November 2010, the Company decided to discontinue LMTK’s operations.  On December 1, 2011, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell LMTK.  Under the Share Purchase Agreement, the Company sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The results of operations of LMTK have been included as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss through December 1, 2011.

Loss from operations of discontinued operations for the foregoing entities was $429 for the three months ended March 31, 2011.

11.  Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 4,575,581 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at March 31, 2012, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 40,032,833 shares of common stock with prices ranging from $0.48 to $0.49 per share outstanding at March 31, 2012, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  16,896,073 shares of common stock issuable upon conversion of the Company’s convertible preferred stock with conversion prices ranging from $0.10 and $0.22 per share outstanding at March 31, 2012 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

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

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

12.  Commitments and Contingencies

The Company leases its office and warehouse facility under a lease agreement that expires on April 30, 2016.  Rent payments are subject to escalations through the end of the lease term.  Rent expense was $50 and $68 for the quarter ended March 31, 2012 and 2011, respectively.

13.  Related Party Transactions

On August 1, 2010, the Company entered into an agreement with John Kang, a former Chief Executive Officer and Chairman of the Company, to provide consulting services.  The Company terminated this agreement as of July 31, 2011.  The Company incurred $68 for his services during the quarter ended March 31, 2011.

On October 14, 2010, the Company signed an agreement with Innovative Materials Group, LLC (“IMG”), a California limited liability company, which is majority owned by Mr. Kang.  Under the agreement, the Company received a deposit of $520 from IMG to purchase on behalf of IMG, machinery and equipment located in China.  The transaction was based on the potential negotiation and completion of a non-exclusive license agreement with IMG under which the machinery and equipment would be transferred to IMG either directly or through the transfer of ownership of the Company’s Chinese subsidiary, Advanced Metals Materials (“AMM”), that owns the equipment.

On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $520 deposit previously paid to the Company and the $200 balance of the Purchase Price will be paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.   The $200 notes receivable is included in Related Party Notes Receivable in the Company’s consolidated balance sheet at March 31, 2012 and December 31, 2011.  Interest shall accrue and be paid at maturity along with the principal balance.

In conjunction with the Stock Purchase Agreement, the Company also entered into a License Agreement (the “License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines, as defined by the License Agreement (the “Licensed Products”).  The license agreement grants a non-exclusive license to certain product categories listed in the License Agreement, as well as an exclusive license to specific types of consumer eyewear products.  The License Agreement obligates IMG to pay the Company a running royalty based on its sales of Licensed Products, and the license will expire on August 5, 2021.  The Company recognized $12 in royalty revenues from IMG during the quarter ended March 31, 2012.

On December 20, 2011, Rockwall Holdings, Inc., a company controlled by Mr. Kang, entered into a transaction as one of the primary investors in Liquidmetal Coatings, LLC (“LMC”), our former subsidiary (see Note 3).

During the quarter ended March 31, 2012, the Company incurred $2 in legal fees to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.  There were no such expenses for the quarter ended March 31, 2011.

In October 2009, Thomas Steipp, the Company’s President and Chief Executive Officer, Ricardo Salas, the Company’s Vice President and Director, Tony Chung, the Company’s Chief Financial Officer, and Mr. Kang acquired a total of 100,000 shares of the Company’s Series A-1 Preferred Stock and warrants to purchase 2,500,000 shares of the Company’s common stock for an aggregate cash price of $495.  The Series A-1 Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Furthermore, the warrants can be exercised for shares of the Company’s common stock at an exercise price of $0.49 per share and will expire on July 31, 2015. In April 2011, Mr. Steipp converted his 20,000 shares of Series A-1 Preferred Stock into a total of 1,130,688 shares of the Company’s common stock, including dividends received in the form of common stock.  In July 2011, Mr. Salas and Mr. Kang converted 50,000 and 19,000 respective shares of Series A-1 Preferred Stock into a total of 2,826,720 and 1,074,154 shares of the Company’s common stock, including dividends received in the form of common stock.  On February 1, 2012, Mr. Chung converted his 10,000 shares of Series A-1 Preferred Stock into a total of 565,344 shares of the Company’s common stock, including dividends received in the form of common stock.

LIQUIDMETAL TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

In May 2009, the Company completed a transaction in which (i) the holders of the Company’s 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated as “Series A-2 Preferred Stock,” together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (See Note 9).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which were organized by Abdi Mahamedi, the Company’s Chairman.  Mr. Mahamedi became a greater-than-5% beneficial owner of the Company by reason of the May 2009 transaction and remained as such as of March 31, 2012.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021.  There were no revenues recognized from product sales and licensing fees from LLPG during the three months ended March 31, 2012 and 2011.  There are no outstanding trade receivables due from LLPG as of March 31, 2012 and December 31, 2011.  As of March 31, 2012, Mr. Chitayat is a greater-than-5% beneficial owner of the Company.

On December 31, 2011, the Company accrued $27 of pro-rated fees for Robert Biehl’s services as a Director and Audit Committee Chairman prior to his resignation on August 3, 2011 and also accrued $18 of fees earned by Mr. Biehl in connection with leadership consulting services performed for our executive management during 2011.  The balances are outstanding as of March 31, 2012.

On January 17, 2012, February 27, 2012 and March 28, 2012, the Company issued an 8% unsecured, bridge promissory note to Visser, the Company’s contract manufacturer, due upon demand in the amount of $200, $200 and $350, respectively.

14.  Subsequent Events

On April 25, 2012, the Company issued an 8% unsecured, bridge promissory note to Visser due upon demand in the amount of $300.

Item 2 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Significant Transactions

On January 17, 2012, February 27, 2012 and March 28, 2012, we issued 8% unsecured, bridge promissory notes to Visser Precision Cast, LLC (“Visser”) due upon demand in the amount of $200 thousand, $200 thousand and $350 thousand, respectively.  The promissory notes totaling $750 thousand remain outstanding as of March 31, 2012.  On April 25, 2012, we issued an 8% unsecured, bridge promissory note to Visser due upon demand in the amount of $300 thousand.

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

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, our Company and the C3 Entities agreed to terminate a letter agreement, dated July 30, 2010, under which we would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, we no longer have any contingent obligation to contribute additional capital to LMC and consequently, our equity interest in LMC was reduced from approximately 72.86% to 0.667%.  However, we did not sell any of our membership interests in LMC in the transaction.  LMC represented approximately 42% of the net book value of our assets and 64% of the net book value of our liabilities as of November 30, 2011, and LMC represented approximately 92% of our revenue and operating income that reduced our operating loss by 33% for the eleven months ended November 30, 2011.  As a result of the reduction in our percentage interest in LMC, we will no longer consolidate LMC’s financial results with our financial statements and the previous results of operations for LMC are reclassified as discontinued operations in the financial statements included in this Form 10-K for all periods presented.  However, Ricardo Salas, our Executive Vice President, will continue to serve as a member of LMC’s board of directors.

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

On December 1, 2011, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell our former Korean subsidiary and manufacturing facility, Liquidmetal Technologies Korea (“LMTK”) which was discontinued in November 2010.  Under the Share Purchase Agreement, we sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The results of operations of LMTK have been previously included as discontinued operations in our financial statements, and as a result of the transaction, we will no longer consolidate LMTK’s financial results with our financial statements.

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

Under the agreements relating to the license transaction, we were obligated to contribute all intellectual property that we develop through February 2012 to CIP.  In addition, we are obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and are obligated to refrain from granting any security in our interest in CIP at any time.  We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If we are unable to comply with these obligations, Apple may be entitled to foreclose on our assets.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

●	Revenue recognition
●	Allowance for doubtful accounts
●	Assets at lower of cost or fair market value
●	Deferred tax assets
●	Valuation of warrants and other derivatives

Our Annual Report on Form 10-K for the year ended December 31, 2011, contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

	For the three months ended March 31, 2012	Percentage of Product Revenue	For the three months ended March 31, 2011	Percentage of Product Revenue
			(restated)
	(in thousands)		(in thousands)
Revenue:
Products	$183		$123
Licensing and royalties	13		381
Total revenue	196		504

Cost of sales	81	44%	106	86%
Selling, marketing general and administrative	959	524%	1,026	834%
Research and development	188	103%	324	263%
Change in value of warrants, loss	-	0%	(11)	-9%
Other income	-	0%	5	4%
Interest expense	(39)	-21%	(15)	-12%
Interest income	4	2%	8	7%
Loss from operations of discontinued operations	-	0%	(429)	-349%

The following analysis contains percentage information that is based on expenses as a percentage of “Products” revenue.  “Licensing and royalties” revenue is excluded from the analysis as their inclusion would distort the percentage calculations.

Revenue. Revenue decreased by $308 thousand to $196 thousand for the three months ended March 31, 2012 from $504 thousand for the three months ended March 31, 2011.  The decrease was primarily attributable to a one time license fee of $381 thousand from a Liquidmetal alloy license agreement recognized in 2011, partially offset by an increase in product revenue in 2012.

Cost of Sales. Cost of sales decreased to $81 thousand, or 44% of revenue, for the three months ended March 31, 2012 from $106 thousand, or 86% of revenue, for the three months ended March 31, 2011.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  In addition, much of our current product mix consists of prototype parts which have variable cost percentages relative to revenue.  If we are able to increase our revenues with shipments of routine commercial parts through our third party contract manufacturer, we expect our cost of sales to stabilize and be more predictable.

Selling, Marketing, General, and Administrative. Selling, marketing, general, and administrative expenses decreased slightly to $959 thousand, or 524% of revenue, for the three months ended March 31, 2012 from $1.0 million, or 834% of revenue, for the three months ended March 31, 2011.  The decrease was primarily due to an overall decrease in general and administrative expenses in line with our efforts to reduce costs.

Research and Development. Research and development expenses were $188 thousand, or 103% of revenue, for the three months ended March 31, 2012 and $324 thousand, or 263% of revenue, for the three months ended March 31, 2011.  We spent less in production supplies and consulting services resulting in the decrease in this expense category, but we continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Change in Value of Warrants.  Change in value of warrants was a loss of $11 thousand for the three months ended March 31, 2011.  The change in value of warrants is primarily due to change in the valuation of our warrant liability as a result of fluctuations in our stock price.  There was no change in the value of warrants for the three months ended March 31, 2012 because Warrants Liabilities was $0 for both March 31, 2012 and December 31, 2011.

Other Income.  Other income consisted of $5 thousand dollars of miscellaneous refunds for the three months ended March 31, 2011.

Interest Expense. Interest expense was $39 thousand, or 21% of revenue, for the three months ended March 31, 2012 and was $15 thousand, or 12% of revenue, for the three months ended March 31, 2011.  Interest expense incurred during the first quarter of 2012 relates to the bridge notes issued to Visser and the promissory note issued to SAGA (see Significant Transactions).  Interest expense incurred during the first quarter of 2011 consisted of deferred issue cost amortization on outstanding convertible and subordinated notes that have been fully amortized in 2011 in connection to the disposal of our discontinued operations.

Interest Income.  Interest income relates to interest from our Related Party Notes Receivable and was $4 thousand for the three months ended March 31, 2012.  Interest income of $8 thousand for the three months ended March 31, 2011 was for interest earned on cash deposits.

Loss from operations of discontinued operations.  Loss from operations of discontinued operations was $429 thousand for the three months ended March 31, 2011 for the losses incurred on our discontinued subsidiaries.  Our discontinued subsidiaries were either sold or de-consolidated as of December 31, 2011.

Liquidity and Capital Resources

For the three months ended March 31, 2012, our cash used in operating activities was $540 thousand, our cash used in investing activities was $35 thousand for continued investment in our trademarks, and our cash provided by financing activities was $750 related to the issuance of 8% unsecured, bridge promissory notes that are due on demand by Visser.

Subsequent to quarter end, on April 25, 2012, we issued an 8% unsecured, bridge promissory note to Visser due upon demand in the amount of $300 thousand (See Significant Transactions).

We are in the process of negotiating a private placement of equity securities with Visser (“Visser Private Placement”) in order to infuse cash into the Company.  However, there is no guaranty that we will be able to finalize the Visser Private Placement or any other private placement financing transaction with Visser or any other investor.

On October 10, 2011, we issued a promissory note to SAGA in the principal amount of $1.7 million due October 10, 2012 in relation to a settlement agreement we signed with SAGA on April 6, 2011 (see Significant Transactions).

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through May 31, 2012.  Following May 31, 2012, we will require additional funding in order to continue operations as a going concern.  Although we are actively pursuing financing transactions, including the Visser Private Placement and other options for equity issuance, we cannot guarantee that adequate funds will be available when needed and even if available, cannot guarantee that we will achieve favorable terms.  If we raise additional funds by issuing securities, existing stockholders may be diluted.  If funding is insufficient at any time in the future, we will be required to alter or reduce the scope of our operations or to cease our operations entirely.

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

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

This determination was based primarily on the restatement described in the Explanatory Note at the beginning of this Form 10-Q, whereby we have restated our consolidated financial statements for the fiscal year ended December 31, 2010 and each of the interim quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 to properly account for certain previously issued warrants.  In relation to this restatement, our independent registered public accounting firm has identified a material weakness in our assessment process in relation to the financial statements impact of the issuance and modification of equity instruments.

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2012, we have taken actions to evaluate the material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Because of the material weakness described above, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with the provisions of FASB ASC 815 with respect to the treatment of warrants as a liability or equity.  As a result of the restatement described above, management has and is currently re-evaluating our internal control over financial reporting and have performed additional analyses and post-closing review procedures designed to provide reasonable assurance that our consolidated financial statements were properly prepared.

PART II
OTHER INFORMATION
Item 1 – Legal Proceedings

There are no material legal proceedings currently pending.

Item 1A – Risk Factors

The following risk factors reflect material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2012 (the “2011 Annual Report”).  For a detailed discussion of the other risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2011 Annual Report.

We have limited funding to support our current operations

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through May 31, 2012.  Following May 31, 2012, we will require additional funding in order to continue operations as a going concern.  Although we are actively pursuing financing transactions, we cannot guarantee that adequate funds will be available when needed and even if available, cannot guarantee that we will achieve favorable terms.  If we raise additional funds by issuing securities, existing stockholders may be diluted.  If funding is insufficient at any time in the future, we will be required to alter or reduce the scope of our operations or to cease our operations entirely.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate

As a result of our legal settlement with SAGA, SpA and our issuance of unsecured bridge promissory notes to Visser Precision Cast, LLC (see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Transactions), as of March 31, 2012, we have $2.45 million in principal outstanding as short-term debt, $1.7 million of which is due on October 10, 2012 and the remainder of which is due upon demand by Visser.  Our cash flow from operations is expected to be insufficient to meet the required principal and interest payments on this debt, which managements anticipates will require the restructuring or refinancing of such debt in 2012. The holders of this debt may not be willing to restructure such debt on terms acceptable to us, or at all.  A significant portion of our cash flow from operations may be dedicated to the payment of the principal and interest on this debt.  We may seek to refinance this debt but we may be unable to achieve such refinancing on terms acceptable to us, or at all.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5 – Other Information

None

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit
Number      Description of Document

10.1	Form of 8% unsecured Promissory Note issued to Visser Precision Cast, LLC, dated January 17, 2012

10.2	Form of 8% unsecured Promissory Note issued to Visser Precision Cast, LLC, dated February 27, 2012

10.3	Form of 8% unsecured Promissory Note issued to Visser Precision Cast, LLC, dated March 28, 2012

10.4	Form of 8% unsecured Promissory Note issued to Visser Precision Cast, LLC, dated April 25, 2012

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficiency (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 15, 2012	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)