Form 10-Q
period 2012-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2012-08-14
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes   ☐   No  ☒

The number of common shares outstanding as of August 1, 2012 was 191,852,906.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements.  It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2011 titled “Risk Factors,” the section of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 titled “Risk Factors,” and the section of this Quarterly Report titled “Risk Factors,” as well as the following risks and uncertainties:

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

PART I
FINANCIAL INFORMATION
Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,521	$122
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0	91	241
Related party notes receivable	200	200
Prepaid expenses and other current assets	107	248
Total current assets	$1,919	$811
Property, plant and equipment, net	141	162
Patents and trademarks, net	933	968
Other assets	32	52
Total assets	$3,025	$1,993

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	812	803
Accrued liabilities	205	457
Accrued dividends	222	571
Deferred revenue	-	67
Short-term debt	1,712	1,712
Total current liabilities	$2,951	$3,610

Long-term liabilities
Warrant liabilities	4,434	-
Other long-term liabilities	856	609
Total liabilities	$8,241	$4,219

Shareholders' deficit:
Convertible, redeemable Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 506,936 and 1,299,151 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 191,852,906 and 134,467,554 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	187	130
Warrants	18,179	24,438
Additional paid-in capital	162,253	149,064
Accumulated deficit	(185,835)	(175,859)
Total shareholders' deficit	$(5,216)	$(2,226)

Total liabilities and shareholders' deficit	$3,025	$1,993

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue
Products	$208	$110	$391	$234
Licensing and royalties	6	-	19	381
Total revenue	214	110	410	615

Cost of sales	102	63	184	170
Gross profit	112	47	226	445

Operating expenses
Selling, marketing, general and administrative	1,007	838	1,964	1,864
Research and development	211	288	399	612
Manufacturing contract costs	6,300	-	6,300	-
Settlement expense	-	585	-	585
Total operating expenses	7,518	1,711	8,663	3,061
Operating loss from continuing operations	(7,406)	(1,664)	(8,437)	(2,616)

Change in value of warrants, gain (loss)	(174)	596	(174)	584
Financing costs	(1,355)	-	(1,355)	-
Other income	-	1	-	6
Interest expense	22	(16)	(18)	(31)
Interest income	4	6	8	14

Loss from continuing operations before income taxes	(8,909)	(1,077)	(9,976)	(2,043)

Income taxes	-	-	-	-

Loss from continuing operations	(8,909)	(1,077)	(9,976)	(2,043)
Discontinued operations:
Loss from operations of discontinued operations, net of taxes	-	(112)	-	(541)

Net loss	(8,909)	(1,189)	(9,976)	(2,584)

Other comprehensive income:
Foreign exchange translation gain (loss) during the period	-	(19)	-	36
Comprehensive loss	$(8,909)	$(1,208)	$(9,976)	$(2,548)

Per common share basic and diluted:

Loss from continuing operations	$(0.05)	$(0.01)	$(0.06)	$(0.02)
Loss from discontinued operations	-	-	-	-
Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.06)	$(0.02)

Number of weighted average shares - basic and diluted	171,651,573	116,353,279	162,679,410	105,024,328

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
For the Six Months Ended June 30, 2012
(in thousands, except share data)
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2011	1,299,151	134,467,554	$1	$130	$24,438	$149,064	$(175,859)	$(2,226)

Conversion of preferred stock	(792,215)	25,669,752	(1)	26	-	(25)	-	-
Commom stock issuance	-	30,000,000	-	30	-	6,365	-	6,395
Warrant exercises	-	1,411,600	-	1	(6,259)	6,258	-	-
Stock option exercises	-	304,000	-	-	-	38	-	38
Stock-based compensation	-	-	-	-	-	49	-	49
Restricted stock issued to officer	-	-	-	-	-	155	-	155
Dividend distribution	-	-	-	-	-	349	-	349
Net loss	-	-	-	-	-	-	(9,976)	(9,976)

Balance, June 30, 2012	506,936	191,852,906	-	187	18,179	162,253	(185,835)	(5,216)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (unaudited)

	Six Months Ended June 30,
	2012	2011
		(Restated)
Operating activities:
Net loss	$(9,976)	$(2,584)
Add: Loss from operations of discontinued operations	-	(541)
Net loss attributable to continuing operations	$(9,976)	$(2,043)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in)
operating activities:
Gain attributable to noncontrolling interest in discontinued subsidiary	-	36
Depreciation and amortization	59	73
Stock-based compensation	204	277
(Gain) loss from change in value of warrants	174	(584)
Manufacturing contract costs	6,300	-
Financing costs	1,355	-

Changes in operating assets and liabilities:
Trade accounts receivable	150	(109)
Inventories	-	7
Prepaid expenses and other current assets	141	492
Other assets	20	41
Accounts payable and accrued expenses	(243)	(838)
Deferred revenue	(67)	45
Other liabilities	247	671
Net cash provided by (used in) continuing operations	(1,636)	(1,932)
Changes in net assets and liabilities of discontinued operations	-	8,473
Net cash provided by (used in) operating activities	(1,636)	6,541

Investing Activities:
Purchases of property and equipment	(3)	(44)

Net cash provide by (used in) investing activities	(3)	(44)

Financing Activities:
Proceeds from borrowings	1,050	-
Repayment of borrowings	(1,050)	-
Proceeds from exercise of stock options	38	-
Proceeds from stock issuance	3,000	-
Net cash provided by (used in) continuing operations	3,038	-
Net cash used in financing activities of discontinued operations	-	(8,731)
Net cash provided by (used in) financing activities	3,038	(8,731)

Effect of foreign exchange translation	-	-
Net (decrease) increase in cash and cash equivalents	1,399	(2,234)

Cash and cash equivalents at beginning of period	122	5,072
Cash and cash equivalents at end of period	$1,521	$2,838

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Offering cost in relation to common stock issuance	2,905	-
Cashless exercise of warrants	6,259	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
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

2.  Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2012.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

The Company’s revenue recognition policy complies with the requirements of ASC 605.  Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. Revenues primarily consist of the sales and prototyping of Liquidmetal mold and bulk alloys as well as licensing and royalties for the use of the Liquidmetal brand and bulk Liquidmetal alloys.  Revenue is deferred and included in liabilities when the Company receives cash in advance for goods not yet delivered or if the licensing term has not begun.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
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

The Company has one Level 2 financial instrument, warrants that are recorded at fair value on a periodic basis.  Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option pricing model. Any warrant liability is classified in accordance with the FASB Staff Position (FSP) No. 150-5, Issuer's Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable ("FSP No. 150-5", now incorporated into and superseded by FASB ASC 480-10-25-9 and 25-13, Obligations to Repurchase Issuer's Equity Shares by Transferring Assets) (see Notes 7 and 9).

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

3.  Significant Transactions

July 2012 Private Placement of Convertible Notes

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) for $12 million in principal amount of senior convertible notes due on September 1, 2013.  The notes will be convertible at any time at the option of the holders, into shares of the Company’s common stock at a conversion price of $0.352 per share.  In the event that the Company issues or sells shares of the Company’s common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to such lower price, subject to customary exceptions.  The notes will bear interest at 8% per annum and be payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.  Each monthly installment payment may be made in cash, shares of the Company’s common stock, or a combination thereof.  If paid in shares, such shares will be valued at the lower of (i) the then applicable conversion price or (ii) a price that is 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which we elect to pay in shares, whichever is lower (the “Measurement Period”).  The Company’s ability to make such payments with shares of the Company’s common stock will be subject to certain conditions including i) a minimum of $250 in average daily trading volume during the Measurement Period, ii) a minimum of $150 in daily trading volume during each day during the Measurement Period, with certain exceptions, and iii) the effectiveness of a resale registration statement with respect to the shares.

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share, and such warrants will be first exercisable within six months of the issuance date thereof.  In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price may be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date.  All of the warrants will expire on July 2, 2017.

June 2012 Transaction with Visser Precision Cast, LLC

On June 1, 2012, the Company entered into a master transaction agreement (the “Visser MTA Agreement”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

Under the manufacturing/ sublicense component of the Visser MTA Agreement, the Company has agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions.  Further, the Company has agreed to sublicense to Visser, on a fully-paid up, royalty-free, irrevocable, perpetual, worldwide basis, all intellectual property rights held by the Company.  In addition, Visser has a right of first refusal over any proposed transfer by the Company of its technology pursuant to any license, sublicense, sale or other transfer, other than a license to a machine or alloy vendor.

Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.22 per share and expiring on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which is convertible into shares of common stock at a conversion rate of $0.22 per share.  Pursuant to the terms of the Promissory Note, the Company may request an advance of up to $1,000 on September 15, 2012 and an additional advance of up to $1,000 on November 15, 2012.  However, we will not have the ability to request such an advance while the convertible notes issued in the July 2012 Private Placement are still outstanding, and we anticipate that such notes will remain outstanding through the deadlines for requesting any advance.  The Promissory Note will rank senior to all other indebtedness of the Company, other than any outstanding indebtedness to Apple, Inc., and is secured by all the assets of the Company.  The Promissory Note will bear interest at the rate of 6% per annum and is due and payable on September 15, 2015, if not sooner repaid or converted.  All of the shares of common stock issued and issuable upon exercise or conversion of the warrants and the Promissory Note are subject to a lock-up period through December 31, 2016.

In connection with the Visser MTA Agreement, the Company performed a valuation analysis of the manufacturing service and financing components of the MTA Agreement as part of the bundled contract. The Company has assessed and determined that the values of the manufacturing component and sublicense component were immaterial. Further, the Company’s weighted average market stock price was approximately $0.31 per share at the time of share issuances to Visser. As the actual share purchase price related to the financing component of the Visser MTA Agreement was $0.10 per share, the $0.21 per share difference was treated as manufacturing contract costs and $6,300 was expensed as operating expenses.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

The warrants issued in conjunction with the Visser MTA Agreement were valued at $4,260 under the Black Scholes valuation model with the following assumptions; i) expected life of 5 years, ii) volatility of 151%, iii) risk-free interest rate of 0.65%, and iv) dividend rate of 0.  The warrants contain certain anti-dilution and exercise price reset provisions which results in liability accounting under FASB ASC 815.  As of June 30, 2012, the Company recorded expense of $174 in relation to the change in fair value of the warrant liability. In relation to the financing cost component to the Visser transaction, the Company performed a prorated allocation of the fair value of the warrants on the convertible promissory note and the common stock based on their relative fair values. The Company capitalized deferred financing costs in relation to the convertible promissory note totaling $1,355 and offset additional paid in capital for $2,905 in relation to the warrants. The Company assessed the value of the deferred financing costs as of the quarter ended June 30, 2012 and determined that the value was impaired due to the limitations on the Company’s ability to request for advances as discussed above. Therefore, the Company has expensed the deferred financing costs totaling $1,355 as of the quarter ended June 30, 2012.

Other Significant Transactions

On January 17, 2012, February 27, 2012, March 28, 2012 and April 25, 2012, the Company issued 8% unsecured, bridge promissory notes to Visser that were due upon demand in the amounts of $200, $200, $350 and $300, respectively.  The aggregate principal amount of $1,050 and accrued interest under the bridge promissory notes were all paid off on June 1, 2012 by utilizing a portion of the proceeds received under the financing component of the Visser MTA Agreement.

On December 20, 2011, the Company’s former majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”) entered into a transaction pursuant to which LMC issued and sold additional membership interests to a related party and third-party investors for an aggregate purchase price of $3 million (the “LMC Investment”).  The LMC Investment was entered into pursuant to a Membership Interest Purchase Agreement between the investors and LMC (the “Purchase Agreement”).  The investors in the LMC Investment were Rockwall Holdings, Inc. (“Rockwall”) and C3 Capital Partners, L.P. and C3 Capital Partners II, L.P. (the “C3 Entities”). The C3 Entities were minority investors in LMC prior to the transaction, and Rockwall is a company controlled by John Kang, a former Chief Executive Officer and Chairman of the Company.

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, the Company and the C3 Entities, agreed to terminate a letter agreement, dated July 30, 2010, under which the Company would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, the Company no longer has any contingent obligation to contribute additional capital to LMC and consequently, the Company’s equity interest in LMC was reduced from approximately 72.86% to 0.67%.  However, the Company did not sell any of its own membership interests in LMC in the transaction.  As a result of the reduction in the Company’s percentage interest in LMC, the Company will no longer consolidate LMC’s financial results with the Company’s financial results and previous results of operations are reclassified as discontinued operations for financial reporting purposes.  However, Ricardo Salas, the Company’s Executive Vice President and Board member, continues to serve as a member of LMC’s board of directors.

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

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, a former Chief Executive Officer and Chairman of the Company, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum and is included in notes receivable in the Company’s consolidated balance sheet.  The results of operations of AMM are included as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss (see Note 11).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), a specialist parts manufacturer, filed a litigation case against the Company claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of joint venture agreement called Liquidmetal SAGA Italy, Srl (“LSI”).  On April 6, 2011 (the “Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between the Company and SAGA was terminated, (ii) the Company and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated (see Note 10).

The number of Shares issued to SAGA on the Effective Date was based on the 30 day trailing, volume weighted average price of the Company’s stock as of the Effective Date.  An additional provision of the SAGA Settlement and Equity Interest Purchase Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Effective Date of the settlement.  On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 bearing interest of 8% per annum to account for the decrease in the market price of the Company’s common stock.  On July 11, 2012, the Company paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note.

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

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute all intellectual property that it developed through February 2012 (and subsequently amended to extend through February 2014) to CIP.  In addition, the Company is obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and is obligated to refrain from granting any security in its interest in CIP at any time.  The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If the Company is unable to comply with these obligations, Apple may be entitled to foreclose on such assets.  The Company is in compliance with these obligations as of June 30, 2012.

4.  Liquidity and Going Concern Issues

For the six months ended June 30, 2012, the Company’s cash used in operating activities was $1,636, cash used in investing activities was $3 for continued investment in trademarks, and cash provided by financing activities was $3,038 related to the Visser MTA Agreement. As of June 30, 2012, the Company had a cash balance of $1,521.

Subsequent to quarter end, on July 2, 2012, the Company entered into the July 2012 Private Placement transaction whereby the Company issued $12 million of senior convertible notes that has a due date of September 1, 2013.  Monthly installment payments are due beginning On October 1, 2012 and the installment payments may be made in cash, shares of the Company’s common stock, or a combination thereof (see Note 3).

On October 10, 2011, the Company issued a promissory note to SAGA in the principal amount of $1,712 million due October 10, 2012 in relation to a settlement agreement the Company signed with SAGA on April 6, 2011.  On July 11, 2012, the Company paid $1,743 million to SAGA and paid off all amounts owed under the SAGA promissory note (see Note 3).

On June 1, 2012, the Company entered into the Visser MTA Agreement, whereby under the financing component of the agreement, the Company issued and sold to Visser 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3 million (see Note 3).

The Company anticipates that its current capital resources will be sufficient to fund its operations through the end of 2013 as a result of the foregoing proceeds from the Visser MTA Agreement and the July 2012 Private Placement.  However if the Company chooses to or is required to pay back the July 2012 Private Placement in cash as opposed to Company stock, our current capital resources may not be sufficient to fund operations through the end of 2013. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, Visser’s ability to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of its control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.  Such factors may require that the Company raise additional funds to support its operations during 2013.  If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

5.  Patents and Trademarks, net

Patents and Trademarks was $933 and $968 as of June 30, 2012 and December 31, 2011, respectively, and it primarily consists of purchased patent rights and internally developed patents.

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

Amortization expense for Patents and Trademarks was $32 and $70 for the three and six months ended June 30, 2012. Amortization expense for Patents and Trademarks was $34 and $68 for the three and six months ended June 30, 2011.

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

The $1,712 principal amount is included in Short Term Debt and the accrued interest is included in Accrued Liabilities on the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011.  Interest expense related to the promissory note for the three and six months ended June 30, 2012 was $34 and $(34), respectively.  On July 11, 2012, the Company paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note.

On January 17, 2012, February 27, 2012, March 28, 2012 and April 25, 2012, the Company issued 8% unsecured, bridge promissory notes to Visser that were due upon demand in the amount of $200, $200, $350 and $300, respectively.  The aggregate principal amount of $1,050 and accrued interest under the bridge promissory notes were all paid off on June 1, 2012 by utilizing a portion of the proceeds received under the financing component of the Visser MTA Agreement (see Note 3).  Interest expense on the promissory notes were $13 and $18 for the three and six months ended June 30, 2012.

7. Warrant Liability

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

During June 2012, the Company issued a total of 15,000,000 warrants to Visser under the Visser MTA Agreement. These warrants have an exercise price of $0.22 and expire on June 1, 2017 (see Note 3 “June 2012 Transaction with Visser Precision Cast, LLC”).  The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815.  As of June 30, 2012, warrant liability was $4,434 and the change in warrant valuation for the three months and six months ended June 30, 2012 was a loss of $174.

The Company had 44,779,557 and 44,707,976 warrants outstanding as of June 30, 2012 and December 31, 2011, respectively.  Of these warrants, 15,000,000 and 4,675,143 were valued and classified as a liability under FASB ASC 815 (see Note 10).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

8.  Other Long-term Liabilities

Other Long-term Liabilities balance of $856 and $609 as of June 30, 2012 and December 31, 2011, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years.  The Company is in the process of researching and resolving the balances for settlement and/or write-off.

9.  Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.  During the three six months ended June 30, 2012, the Company did not grant any options.  The Company had 4,171,800 and 4,679,807 grants outstanding as of June 30, 2012 and December 31, 2011, respectively. On June 28, 2012 the Company adopted the 2012 Equity Incentive Plan with the approval of the shareholders. There are no stock grants awarded to employees under this plan at this time.

10. Shareholders’ Equity (Deficit)

Common stock

During the year ended December 31, 2011, the Company issued 4,496,429 shares of common stock to settle a lawsuit with SAGA, a former joint venture partner in Italy (see Note 3).

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see Note 3).
The Company performed a valuation analysis of the manufacturing service and financing components of the MTA Agreement as part of the bundled contract. The Company has assessed and determined that the values of the manufacturing component and sublicense component were immaterial. Further, the Company’s weighted average market stock price was approximately $0.31 per share at the time of share issuances to Visser. As the actual share purchase price related to the financing component of the Visser MTA Agreement was $0.10 per share, the $0.21 per share difference was treated as manufacturing contract costs and $6,300 was expensed as operating expenses.

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

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of Series A-1 Preferred Stock with identical terms as the Series A-1 Preferred Stock issued on May 9, 2009.  In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation, and an expiration date of January 3, 2012.

The preferred stock formerly accrued cumulative dividends at an annual rate of 8%, which were payable semi-annually.  On November 2, 2010, the Company filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the "Amended Designation") for the Company's Series A Preferred Stock.  The Amended Designation was approved by the requisite vote of the holders of the Company's Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a Consent Agreement entered into between the Company and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement”).  The Amended Designation amended the terms of the Series A Preferred Stock by (i) providing that dividends ceased accruing thereon as of June 1, 2010, (ii) the liquidation preference and corresponding conversion value on the Series A Preferred Stock was increased from 1.0 to 1.08 of the sum of the issue price and accrued but unpaid dividends, (iii) the Series A Preferred Stock was now mandatorily convertible at any time at the option of the Company without condition, and (iv) the Series A Preferred Stock will no longer have any price-based anti-dilution rights.  The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the warrants held by the holders signing the Consent Agreement (to the extent such warrants were issued in connection with the original issuance of the Series A Preferred Stock) would be extended to an expiration date of July 2015 and the price-based anti-dilution rights on such warrants were removed.  Additionally, the Company shall have the right at any time to redeem the Series A Preferred Stock in whole or in part upon not less than 30 days’ notice at a redemption price equal to the liquidation preference plus any accrued and unpaid dividends.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

The Preferred Stock and any accrued and unpaid dividends thereon is convertible, at the option of the holder of the Preferred Stock, into common stock of the Company at a conversion price of $.10 per share in the case of the Series A-1 Preferred Stock and a conversion price of $.22 per share in the case of the Series A-2 Preferred Stock (in both cases subject to adjustments for any stock dividends, splits, combinations and similar events). As of June 30, 2012 and December 31, 2011, the Company had accrued dividends of $222 and $571, respectively.

During the six months ended June 30, 2012, the holders of the Company’s A-series Preferred Stock converted 792,215 shares of preferred stock into 25,669,752 shares of the Company’s common stock.  The Company had 105,231 and 246,371 shares of the Series A-1 Preferred Stock outstanding at June 30, 2012 and December 31, 2011, respectively.  The Company had 401,705 and 1,052,780 shares of the Series A-2 Preferred Stock outstanding at June 30, 2012 and December 31, 2011, respectively.

Warrants

The number of warrants held by the holders who signed the Consent Agreement totaled 40,032,833 shares (the “Consent Warrants”) out of the Company’s total number of warrants of 47,232,459 as of the date of the Amended Designation.  The Consent Warrants were initially recorded as liabilities on the Company’s consolidated financial statements in accordance with FASB ASC 815 due to their price-based anti-dilution rights.  Upon the removal of the anti-dilution rights with the Consent Agreement, the Consent Warrants no longer met the criteria under FASB ASC 815 and were reclassified as equity as of the date of the Amended Designation.  The Company reclassified $24,438 from warrant liabilities into equity on November 2, 2010, and this amount is reflected as Warrants in the consolidated statement of shareholders’ deficit as of December 31, 2011.  Warrants classified as equity was reduced to $18,179 as of June 30, 2012 as a result of 10,253,276 warrants that were exercised on a cashless basis during the three months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, warrants to purchase 29,779,557 and 40,032,833 shares of the Company’s common stock were classified as equity, and they all expire on July 15, 2015 (see Note 7).

11.  Discontinued Operations and Long-Lived Assets to be Disposed of

LMC

On December 20, 2011, the Company’s former majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”), entered into a transaction pursuant to which LMC issued and sold additional membership interests to a related party and to third-party investors for an aggregate purchase price of $3,000 (the “LMC Investment”).  The LMC Investment was entered into pursuant to a Membership Interest Purchase Agreement between the investors and LMC (the “Purchase Agreement”).  The investors in the LMC Investment were Rockwall Holdings, Inc. (“Rockwall”) and C3 Capital Partners, L.P. and C3 Capital Partners II, L.P. (the “C3 Entities”). The C3 Entities were minority investors in LMC prior to the transaction, and Rockwall is a company controlled by John Kang, a former Chief Executive Officer and Chairman of the Company.

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, the Company and C3 Entities agreed to terminate a letter agreement, dated July 30, 2010, under which the Company would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, the Company no longer has any contingent obligation to contribute additional capital to LMC and consequently the Company’s equity interest in LMC was reduced from approximately 72.86% to 0.67%.  However, the Company did not sell any of its own membership interests in LMC in the transaction.  As a result of the reduction in the Company’s percentage interest in LMC, the Company will no longer consolidate LMC’s financial results with the Company’s financial results, and LMC’s financial results are included as discontinued operations for financial reporting purposes.  However, Ricardo Salas, the Company’s Executive Vice President and Board Member, will continue to serve as a member of LMC’s board of directors.

AMM

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, a former Chief Executive Officer and Chairman of the Company, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum and is included in notes receivable in the Company’s consolidated balance sheet at June 30, 2012 and December 31, 2011. The results of operations of AMM are included as discontinued operations for financial reporting purposes through August 5, 2011.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

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

Loss from operations of discontinued operations for the foregoing entities was $112 and $541 for the three and six months ended June 30, 2011.

12.  Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 4,171,800 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at June 30, 2012, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 44,779,557 shares of common stock with prices ranging from $0.22 to $0.49 per share outstanding at June 30, 2012, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  16,896,073 shares of common stock issuable upon conversion of the Company’s convertible preferred stock with conversion prices ranging from $0.10 and $0.22 per share outstanding at June 30, 2012 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

Options to purchase 6,545,963 shares of common stock at prices ranging from $.09 to $15.00 per share were outstanding at June 30, 2011, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 44,707,976 shares of common stock with prices ranging from $0.48 to $0.59 per share outstanding at June 30, 2011, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  59,446,42 shares of common stock issuable upon conversion of the Company’s convertible preferred stock with conversion prices ranging from $0.10 and $0.22 per share outstanding at June 30, 2011 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

13.  Commitments and Contingencies

The Company leases its office and warehouse facility under a lease agreement that expires on April 30, 2016.  Rent payments are subject to escalations through the end of the lease term.  Rent expense was $50 and $98 for the three and six months ended June 30, 2012. Rent expense was $68 and $125 for the three and six months ended June 30, 2011.

14.  Related Party Transactions

On August 1, 2010, the Company entered into an agreement with John Kang, a former Chief Executive Officer and Chairman of the Company, to provide consulting services.  The Company terminated this agreement as of July 31, 2011.  The Company incurred $60 and $128 for his services during the three and six months ended June 30, 2011, respectively.

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

On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $520 deposit previously paid to the Company and the $200 balance of the Purchase Price will be paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.   The $200 notes receivable is included in Related Party Notes Receivable in the Company’s consolidated balance sheet at June 30, 2012 and December 31, 2011.  Interest shall accrue and be paid at maturity along with the principal balance.  As of the filing date of this report, Mr. Kang did not pay down the note receivable due on August 5, 2012, and the Company is in discussions with Mr. Kang to provide an extension of the due date.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

In conjunction with the Stock Purchase Agreement, the Company also entered into a License Agreement (the “License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines, as defined by the License Agreement (the “Licensed Products”).  The license agreement grants a non-exclusive license to certain product categories listed in the License Agreement, as well as an exclusive license to specific types of consumer eyewear products.  The License Agreement obligates IMG to pay the Company a running royalty based on its sales of Licensed Products, and the license will expire on August 5, 2021.  The Company recognized $6 and $19 in royalty revenues from IMG during the three and six months ended June 30, 2012.

On December 20, 2011, Rockwall Holdings, Inc., a company controlled by Mr. Kang, entered into a transaction as one of the primary investors in Liquidmetal Coatings, LLC (“LMC”), our former subsidiary (see Note 3).

During the three and six months ended June 30, 2012, the Company incurred $0 and $2 in legal fees, respectively, to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.  There were no such expenses for the three and six months ended June 30, 2011.  The Company has agreed to reimburse Mr. Kang’s legal fees incurred on this issue through December 31, 2012.

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

In May 2009, the Company completed a transaction in which (i) the holders of the Company’s 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated as “Series A-2 Preferred Stock,” together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (See Note 10).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which were organized by Abdi Mahamedi, the Company’s Chairman.  Mr. Mahamedi became a greater-than-5% beneficial owner of the Company by reason of the May 2009 transaction and remained as such as of June 30, 2012.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021.  There were no revenues recognized from product sales and licensing fees from LLPG during 2012 and 2011.  As of June 30, 2012, Mr. Chitayat is a greater-than-5% beneficial owner of the Company.

On December 31, 2011, the Company accrued $27 of pro-rated fees for Robert Biehl’s services as a Director and Audit Committee Chairman prior to his resignation on August 3, 2011 and also accrued $18 of fees earned by Mr. Biehl in connection with leadership consulting services performed for our executive management during 2011.  The balances were paid off in June 2012.

On June 1, 2012, the Company entered into a  master transaction agreement with Visser Precision Cast, LLC relating to a strategic transaction for manufacturing services and financing (see Note 3).  As of June 30, 2012, Visser is a greater-than-5% beneficial owner of the Company.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

15.  Subsequent Events

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) for $12 million in principal amount of senior convertible notes due on September 1, 2013.  The notes will be convertible at any time at the option of the holders, into shares of the Company’s common stock at a conversion price of $0.352 per share.  In the event that the Company issues or sells shares of the Company’s common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to such lower price, subject to customary exceptions.  The notes will bear interest at 8% per annum and be payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.  Each monthly installment payment may be made in cash, shares of the Company’s common stock, or a combination thereof.  If paid in shares, such shares will be valued at the lower of (i) the then applicable conversion price or (ii) a price that is 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which we elect to pay in shares, whichever is lower (the “Measurement Period”).  The Company’s ability to make such payments with shares of the Company’s common stock will be subject to certain conditions including i) a minimum of $250 in average daily trading volume during the Measurement Period, ii) a minimum of $150 in daily trading volume during each day during the Measurement Period, with certain exceptions, and iii) the effectiveness of a resale registration statement with respect to the shares.

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share, and such warrants will be first exercisable within six months of the issuance date thereof.  In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price may be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date.  All of the warrants will expire on July 2, 2017.

On July 11, 2012, the Company paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Item 2 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, and Form 8-K, and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenues are derived from (1) selling our bulk Liquidmetal alloys products, which include non-consumer electronic devices, medical products, and sports and leisure goods, (2) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; and (3) product licensing and royalty revenue from our licensees.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

Significant Transactions

July 2012 Private Placement of Convertible Notes and Warrants

On July 2, 2012, we entered into a private placement transaction (the “July 2012 Private Placement”) for $12 million in principal amount of senior convertible notes due on September 1, 2013.  The notes will be convertible at any time at the option of the holders into shares of our common stock at a conversion price of $0.352 per share.  In the event that we issue or sell shares of our common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to such lower price, subject to customary exceptions.  The notes will bear interest at 8% per annum and will be payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.  Each monthly installment payment may be made in cash, shares of our common stock, or a combination thereof.  If paid in shares, such shares will be valued at the lower of (i) the then applicable conversion price or (ii) a price that is 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of our common stock during the twenty trading day period ending on the payment date or the date on which we elect to pay in shares, whichever is lower (the “Measurement Period”).  Our ability to make such payments with shares of our common stock will be subject to certain conditions, including (i) a minimum of $250 in average daily trading volume during the Measurement Period, (ii) a minimum of $150 in daily trading volume during each day during the Measurement Period, with certain exceptions, and (iii) the effectiveness of a resale registration statement with respect to the shares.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

As a part of the July 2012 Private Placement, we issued warrants to purchase 18,750,000 shares of our common stock at an exercise price of $0.384 per share, and such warrants will first be exercisable within six months of the issuance date thereof.  In the event that we issue or sell shares of the Company’s common stock for a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price may be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date.  All of the warrants will expire on July 2, 2017.

June 2012 Transaction with Visser Precision Cast, LLC

On June 1, 2012, we entered into a master transaction agreement (the “Visser MTA Agreement”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

Under the manufacturing and service component of the Visser MTA Agreement, we have agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions.  Further, we have agreed to sublicense to Visser, on a fully-paid up, royalty-free, irrevocable, perpetual, worldwide basis, all intellectual property rights held by us.  In addition, Visser has a right of first refusal over any proposed transfer of our technology pursuant to any license, sublicense, sale or other transfer, other than a license to a machine or alloy vendor.

Under the financing component of the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.22 per share and expiring on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which is convertible into shares of common stock at a conversion rate of $0.22 per share.  Pursuant to the terms of the Promissory Note, we may request an advance of up to $1,000 on September 15, 2012 and an additional advance of up to $1,000 on November 15, 2012.  However, we will not have the ability to request such an advance while the convertible notes issued in the July 2012 Private Placement are still outstanding, and we anticipate that such notes will remain outstanding through the deadlines for requesting any advance.  The Promissory Note will rank senior to all of our other indebtedness, other than any outstanding indebtedness to Apple, Inc., and is secured by all of our assets.  The Promissory Note will bear interest at the rate of 6% per annum and is due and payable on September 15, 2015, if not sooner repaid or converted.  All of the shares of common stock issued and issuable upon exercise or conversion of the warrants and the Promissory Note are subject to a lock-up period through December 31, 2016.

Other Significant Transactions

On January 17, 2012, February 27, 2012, March 28, 2012 and April 25, 2012, we issued 8% unsecured, bridge promissory notes to Visser that were due upon demand in the amount of $200, $200, $350 and $300, respectively.  The aggregate principal amount of $1,050 and accrued interest under the bridge promissory notes were all paid off on June 1, 2012 by utilizing a portion of the proceeds received under the financing component of the Visser MTA Agreement.

On December 20, 2011, our former majority owned subsidiary, Liquidmetal Coatings, LLC (“LMC”), entered into a transaction pursuant to which LMC issued and sold additional membership interests to a related party and to third party investors for an aggregate purchase price of $3 million (the “LMC Investment”).  The LMC Investment was entered into pursuant to a Membership Interest Purchase Agreement between the investors and LMC (the “Purchase Agreement”).  The investors in the LMC Investment were Rockwall Holdings, Inc. (“Rockwall”), C3 Capital Partners, L.P. and C3 Capital Partners II, L.P. (the “C3 Entities”). The C3 Entities were minority investors in LMC prior to the transaction, and Rockwall is a company controlled by John Kang, our former Chief Executive Officer and Chairman.

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, our Company and the C3 Entities agreed to terminate a letter agreement, dated July 30, 2010, under which we would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, we no longer have any contingent obligation to contribute additional capital to LMC and consequently, our equity interest in LMC was reduced from approximately 72.86% to 0.667%.  However, we did not sell any of our membership interests in LMC in the transaction.  LMC represented approximately 42% of the net book value of our assets and 64% of the net book value of our liabilities as of November 30, 2011, and LMC represented approximately 92% of our revenue and operating income that reduced our operating loss by 33% for the eleven months ended November 30, 2011.  As a result of the reduction in our percentage interest in LMC, we no longer consolidate LMC’s financial results with our financial statements and the previous results of operations for LMC are reclassified as discontinued operations in the financial statements included in this Form 10-Q for all periods presented.  However, Ricardo Salas, our Executive Vice President and Board member, continues to serve as a member of LMC’s board of directors.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

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

On December 1, 2011, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell our former Korean subsidiary and manufacturing facility, Liquidmetal Technologies Korea (“LMTK”) which was discontinued in November 2010.  Under the Share Purchase Agreement, we sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The results of operations of LMTK have been previously included as discontinued operations in our financial statements, and as a result of the transaction, we no longer consolidate LMTK’s financial results with our financial statements.

In June 2010, we created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloy parts.  On August 5, 2011, we sold all of the stock of Advanced Metals Materials (“AMM”) to Innovative Materials Group, which is majority owned by John Kang, our former Chief Executive Officer and Chairman, for $720 of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum. As of the filing date of this report, Mr. Kang did not pay down the note receivable due on August 5, 2012, and the Company is in discussions with Mr. Kang to provide an extension of the due date.

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), a specialist parts manufacturer, filed a litigation case against us claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of a joint venture called Liquidmetal SAGA Italy, Srl (“LSI”).  On April 6, 2011 (the “Effective Date”), we entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between SAGA and us was terminated, (ii) SAGA and we both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) we paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of our common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.

The number of Shares issued to SAGA on the Effective Date was based on the 30 day trailing, volume weighted average price of our common stock as of the Effective Date.  An additional provision of the SAGA Settlement and Equity Interest Purchase Agreement was the obligation for us to issue a promissory note to compensate for a decrease in the market price of our common stock over a six month period from the Effective Date of the settlement.  On October 10, 2011, we issued to SAGA a promissory note in the principal amount of $1,712, which is due October 10, 2012 and bears interest of 8% per annum, to account for the decrease in the market price of our common stock. On July 11, 2012, we paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note.

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

Under the agreements relating to the license transaction, we were obligated to contribute all intellectual property that we developed through February 2012 (which was subsequently amended to extend through February 2014) to CIP.  In addition, we are obligated to refrain from encumbering any assets subject to the Apple security interest through August 2012 and are obligated to refrain from granting any security in our interest in CIP at any time.  We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.  If we are unable to comply with these obligations, Apple may be entitled to foreclose on our assets.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

●	Revenue recognition
●	Allowance for doubtful accounts
●	Assets at lower of cost or fair market value
●	Deferred tax assets
●	Valuation of warrants and other derivatives
●	Share based compensation

Our Annual Report on Form 10-K for the year ended December 31, 2011, contains further discussions on our critical accounting policies and estimates.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Results of Operations

Comparison of the three and six months ended June 30, 2012 and 2011

	For the three months ended June 30,				For the six months ended June 30,
	2012		2011		2012		2011
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue
			(restated)				(restated)
Revenue:
Products	$208		$110		$391		$234
Licensing and royalties	6		-		19		381
Total revenue	214		110		410		615

Cost of sales	102	49%	63	57%	184	47%	170	73%
Selling, marketing general and administrative	1,007	484%	838	762%	1,964	502%	1,864	797%
Research and development	211	101%	288	262%	399	102%	612	262%
Manufacturing contract costs	6,300	3029%	-	0%	6,300	1611%	-	0%
Settlement expense	-	0%	585	532%	-	0%	585	250%
Change in value of warrants, gian (loss)	(174)	-84%	596	542%	(174)	-45%	584	250%
Financing costs	1,355	651%	-	0%	1,355	347%	-	0%
Other income	-	0%	1	1%	-	0%	6	3%
Interest expense	(22)	-11%	16	15%	18	5%	31	13%
Interest income	4	2%	6	5%	8	2%	14	6%
Loss from operations of discontinued operations	-	0%	112	102%	-	0%	541	231%

In the following discussion, whenever a particular number is expressed as a percentage of revenue, such percentage is based on Products Revenue only and does not include “Licensing and royalties.”  This has been done in order to make the disclosure more meaningful in light of the unusually large licensing and royalty revenue in the six-month period ended June 30, 2011.

Revenue. Revenue increased by $104 to $214 for the three months ended June 30, 2012 from $110 for the three months ended June 30, 2011.  The increase was primarily attributable to an increase in prototype product revenue and minor royalty revenue from IMG. Revenue decreased by $205 to $410 for the six months ended June 30, 2012 from $615 for the six months ended June 30, 2011.  The decrease was primarily attributable to a decrease in licensing revenue from Swatch in the amount of $381, slightly offset by an increase in product revenue in 2012.

Cost of Sales. Cost of sales increased to $102, or 49% of revenue, for the three months ended June 30, 2012 from $63, or 57% of revenue, for the three months ended June 30, 2011.  The increase was mainly due to an increase in product revenue in 2012. Cost of sales increased by $14 to $184 for the six months ended June 30, 2012 from $170 for the six months ended June 30, 2011.  The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  In addition, much of our current product mix consists of prototype parts which have variable cost percentages relative to revenue.  If we are able to increase our revenues with shipments of routine commercial parts through our third party contract manufacturer, we expect our cost of sales to stabilize and be more predictable.

Selling, Marketing, General, and Administrative. Selling, general and administrative expense increased to $1,007, or 484% of revenue, for the three months ended June 30, 2012 from $838, or 762% of revenue, for the three months ended June 30, 2011. Selling, general and administrative expense increased to $1,964, or 502% of revenue, for the six months ended June 30, 2012 from $1,864, or 797% of revenue, for the six months ended June 30, 2011.   The increase from prior years was mainly due to additional legal fees associated with the recent funding transactions as well as shareholder meeting proxy filings.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Research and Development. Research and development expenses decreased to $211, or 101% of revenue, for the three months ended June 30, 2012 and to $288, or 262% of revenue, for the three months ended June 30, 2011.  We spent less in production supplies and consulting services resulting in the decrease in this expense category, but we continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Manufacturing Contract Costs.  Manufacturing contract costs consists of $6,300 for the three and six months ended June 30, 2012 related to the discount pricing that Visser received under the Visser MTA Agreement (see Significant Transactions and Note 10). The $6,300 was determined by taking the $0.21 difference between the Company’s weighted average $0.31 stock price at the time of issuances of our common stock and the $0.10 per share actual purchase price, multiplied by 30,000,000 shares issued to Visser.

Settlement Expense.  Settlement expense was $585 for the three and six months ended June 30, 2011.  This amount was related to a settlement with SAGA.

Change in Value of Warrants.  Change in value of warrants was a loss of $174 for the three and six months ended June 30, 2012 mainly due changes in our stock price associated with the valuation of our warrant liabilities related to warrants under the Visser MTA Agreement (see Significant Transactions).

Financing Costs.  Financing costs consist of $1,355 for the three and six months ended June 30, 2012 related to the booking of our warrant liability for the issuance of 15,000,000 warrants to Visser at an exercise price of $0.22 per share and expiring on June 1, 2017 under the Visser MTA Agreement (see Significant Transactions).

Other Income.  Other income consisted of $5 of miscellaneous refunds for the six months ended June 30, 2011.

Interest Expense. Interest expense incurred during the six months ended June 30, 2012 relates to bridge notes issued to Visser and the promissory note issued to SAGA (see Significant Transactions).  However, interest expense was a net negative $22, or negative 11% of revenue, for the three months ended June 30, 2012 and was $18, or 5% of revenue, for the six months ended June 30, 2011 due to the forgiveness of $68 of 2012 interest expense in exchange for the early payment of the SAGA promissory note on July 11, 2012. Interest expense incurred during the three and six months ended June 30, 2011 consisted of deferred issue cost amortization on outstanding convertible and subordinated notes that were fully amortized in 2011 in connection to the disposal of our discontinued operations.

Interest Income.  Interest income relates to interest from our Related Party Notes Receivable and was $4 for the three months ended June 30, 2012 and $8 for the six months ended June 30, 2012.  Interest income of $14 for the six months ended June 30, 2011 was for interest earned on cash deposits.

Loss from operations of discontinued operations.  Loss from operations of discontinued operations was $541 for the six months ended June 30, 2011 for the losses incurred on our discontinued subsidiaries.  Our discontinued subsidiaries were either sold or de-consolidated as of December 31, 2011.

Liquidity and Capital Resources

For the six months ended June 30, 2012, our cash used in operating activities was $1,636, cash used in investing activities was $3 for continued investment in our trademarks, and cash provided by financing activities was $3,038 related to the Visser MTA Agreement.  As of June 30, 2012, we had a cash balance of $1,521.

On July 2, 2012, we entered into the July 2012 Private Placement transaction whereby we issued $12 million of senior convertible notes that have a due date of September 1, 2013.  Monthly installment payments are due beginning on October 1, 2012 and the installment payments may be made in cash, shares of our common stock, or a combination thereof (see Significant Transactions).

On October 10, 2011, we issued a promissory note to SAGA in the principal amount of $1,712 due October 10, 2012 in relation to a settlement agreement we signed with SAGA on April 6, 2011.  On July 11, 2012, the Company paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note (see Significant Transactions).

On June 1, 2012, we entered into the Visser MTA Agreement, whereby under the financing component of the agreement, we issued and sold to Visser 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3 million (see Significant Transactions).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Six Months Ended June 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

We anticipate that our current capital resources will be sufficient to fund our operations through the end of 2013 as a result of the foregoing proceeds from the Visser MTA Agreement and the July 2012 Private Placement. However if we choose to or are required to pay back the July 2012 Private Placement in cash as opposed to Company stock, our current capital resources may not be sufficient to fund operations through the end of 2013. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of its control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.  Such factors may require that we raise additional funds to support our operations during 2013.  If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations.

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

As of June 30, 2012, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

This determination was based primarily on the restatement described in the Explanatory Note at the beginning of this Form 10-Q, whereby we restated our consolidated financial statements for the fiscal year ended December 31, 2010 and each of the interim quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 to properly account for certain previously issued warrants.  In relation to this restatement, our independent registered public accounting firm has identified a material weakness in our assessment process in relation to the financial statements impact of the issuance and modification of equity instruments.

Changes in Internal Control over Financial Reporting.

During the six months ended June 30, 2012, we have taken actions to evaluate the material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Because of the material weakness described above, we performed additional analyses and other post-closing procedures designed to help provide reasonable assurance that our consolidated financial statements were prepared in accordance with the provisions of FASB ASC 815 with respect to the treatment of warrants as a liability or equity.  As a result of the restatement described above, management has and is currently re-evaluating our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material legal proceedings currently pending.

Item 1A – Risk Factors

The following risk factor reflects material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2012 (the “2011 Annual Report”).  For a detailed discussion of the other risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2011 Annual Report.

We have limited funds to support our current operations.

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through end of 2013.  We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of its control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.  Such factors may require that we raise additional funds to support our operations beyond 2013.  If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations.

Our indebtedness reduces our financial flexibility and could impede our ability to operate.

In a private placement completed on July 2, 2012, we issued an aggregate of $12 million in principal amount of senior convertible notes.  The notes are payable in twelve equal monthly installments beginning in October 2012.  Although the notes are payable through the issuance of shares of our common stock to holders of the notes, the ability to issue stock in satisfaction of the note payments is subject to various conditions (including trading volume conditions) that we may not be able to meet.  In such event, we could be required to use cash to repay some or all of a portion of the notes, and we may not have the funds to make such payments when due.  Even if we do have the funds to make such cash payments, the payments may adversely affect our ability to fund our operations.  Additionally, the notes issued in July 2012 impose certain restrictive covenants on us that may impede our ability to operate our company.  For example, the notes prevent us from incurring additional debt, with certain exceptions, while the notes are still outstanding.  Even if we have the right to satisfy the notes by issuing shares of our common stock, the shares issued to the holders of the notes could be highly dilutive to our shareholders.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.
On April 25, 2012, we issued an 8% unsecured bridge promissory note to Visser in the amount of $0.3 million.  The note was due upon demand and accrued interest at a rate of 8% per annum.  The principal amount of $0.3 million and all accrued interest under the note was paid off on June 1, 2012 by utilizing a portion of the proceeds received under the Visser MTA Agreement.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transaction described above by virtue of Section 4(2) of the Securities Act and Rule 506 promulgated thereunder in that such sale and issuance did not involve any public offering.  The recipient of securities in this transaction was an accredited investor and represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof.  Appropriate legends were affixed to the instrument issued in the transaction.  The recipient had adequate access, through its relationship with us, to information about us.

No underwriters were employed in the above transaction.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

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

101.1
The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Shareholders’ Deficit for the six months ended June 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 14, 2012	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)