Form 10-Q
period 2012-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2012-11-13
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes   ☐    No  ☒

The number of common shares outstanding as of November 1, 2012 was 216,202,196.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements.  It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2011 titled “Risk Factors,” the section of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 titled “Risk Factors,” and the section of this Quarterly Report titled “Risk Factors,” as well as the following risks and uncertainties:

●	Our ability to fund our operations in the short and long term through financing transactions on terms acceptable to us, or at all;
●	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
●	Our limited history of developing and selling products made from our bulk amorphous alloys;
●	Lengthy customer adoption cycles and unpredictable customer adoption practices;
●	Our ability to identify, develop, and commercialize new product applications for our technology;
●	Competition from current suppliers of incumbent materials or producers of competing products;
●	Our ability to identify, consummate, and/or integrate strategic partnerships;
●	The potential for manufacturing problems or delays; and
●	Potential difficulties associated with protecting or expanding our intellectual property position.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
FINANCIAL INFORMATION
Item 1 –	Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$8,701	$122
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0	98	241
Related party notes receivable	200	200
Prepaid expenses and other current assets	846	248
Total current assets	$9,845	$811
Property and equipment, net	154	162
Patents and trademarks, net	901	968
Other assets	32	52
Total assets	$10,932	$1,993

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	235	803
Accrued liabilities	170	457
Accrued dividends	222	571
Deferred revenue	-	67
Short-term debt	-	1,712
Convertible note, net of debt discount of $8,177	2,823	-
Embedded conversion feature liability	6,080	-
Total current liabilities	$9,530	$3,610

Long-term liabilities
Warrant liabilities	5,302	-
Other long-term liabilities	856	609
Total liabilities	$15,688	$4,219

Shareholders' deficit:
Convertible, redeemable Series A Preferred Stock, $0.001 par value; 10,000,000shares authorized; 506,936 and 1,299,151 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	1
Common stock, $0.001 par value; 400,000,000 shares authorized; 196,962,069and 134,467,554 shares issued and outstanding at September 30, 2012and December 31, 2011, respectively	193	130
Warrants	18,179	24,438
Additional paid-in capital	163,771	149,064
Accumulated deficit	(186,899)	(175,859)
Total shareholders' deficit	$(4,756)	$(2,226)

Total liabilities and shareholders' deficit	$10,932	$1,993

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue
Products	$80	$112	$471	$345
Licensing and royalties	27	-	46	381
Total revenue	107	112	517	726

Cost of revenue	73	43	256	212
Gross profit	34	69	261	514

Operating expenses
Selling, marketing, general and administrative	1,372	877	3,338	2,741
Research and development	217	273	616	886
Manufacturing contract costs	-	-	6,300	-
Settlement expense	-	1,127	-	1,712
Total operating expenses	1,589	2,277	10,254	5,338
Operating loss from continuing operations	(1,555)	(2,208)	(9,993)	(4,824)

Change in value of warrants	4,184	743	4,010	1,327
Change in value of embedded conversion feature liability	2,785	-	2,785	-
Debt discount amortization	(6,247)	-	(6,247)	-
Financing costs	-	-	(1,355)	-
Other income	-	20	-	26
Interest expense	(240)	(17)	(258)	(48)
Interest income	10	4	18	18

Loss from continuing operations before income taxes	(1,063)	(1,458)	(11,040)	(3,501)

Income taxes	-	-	-	-

Loss from continuing operations	(1,063)	(1,458)	(11,040)	(3,501)

Discontinued operations:
Loss on disposal of subsidiary, net of tax	-	(331)	-	(331)
Loss from operations of discontinued operations, net of taxes	-	(96)	-	(637)

Net loss	(1,063)	(1,885)	(11,040)	(4,469)

Other comprehensive income
Foreign exchange translation gain (loss) during the period	-	(25)	-	11
Comprehensive loss	$(1,063)	$(1,910)	$(11,040)	$(4,458)

Per common share basic and diluted:

Loss from continuing operations	$(0.01)	$(0.01)	$(0.06)	$(0.03)
Loss from discontinued operations	-	-	-	-
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.06)	$(0.03)

Number of weighted average shares - basic and diluted	195,275,681	129,766,480	173,544,833	113,271,712

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2012
(in thousands, except share data)
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2011	1,299,151	134,467,554	$1	$130	$24,438	$149,064	$(175,859)	$(2,226)

Conversion of preferred stock	(792,215)	25,669,752	(1)	26	-	(25)	-	-
Common stock issuance	-	35,059,163	-	35	-	7,778	-	7,813
Warrant exercises	-	1,411,600	-	1	(6,259)	6,258	-	-
Stock option exercises	-	354,000	-	1	-	43	-	44
Stock-based compensation	-	-	-	-	-	71	-	71
Restricted stock issued to officer	-	-	-	-	-	233	-	233
Dividend distribution	-	-	-	-	-	349	-	349
Net loss	-	-	-	-	-	-	(11,040)	(11,040)

Balance, September 30, 2012	506,936	196,962,069	$-	$193	$18,179	$163,771	$(186,899)	$(4,756)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
		(Restated)
Operating activities:
Net loss	$(11,040)	$(4,469)
Add: Loss from disposal of subsidiary and operations of discontinued operations	-	968
Net loss attributable to continuing operations	$(11,040)	$(3,501)

Adjustments to reconcile loss from continuing operations to net cash (used in) operating activities:
Depreciation and amortization	138	211
Stock-based compensation	71	183
Resticted stock compensation issued to officer	233	233
Gain from change in value of warrants	(4,010)	(1,327)
Gain from change in value of embedded conversion feature liability	(2,785)	-
Manufacturing contract costs	6,300	-
Debt discount amortization	6,247	-
Non-cash interest expense	240	-
Financing costs	1,355	-

Changes in operating assets and liabilities:
Trade accounts receivable	143	1
Notes receivable	-	(200)
Inventories	-	7
Prepaid expenses and other current assets	106	638
Other assets	20	73
Accounts payable and accrued expenses	(854)	(1,550)
Deferred revenue	(67)	35
Other liabilities	247	1,887
Net cash used in continuing operations	(3,656)	(3,310)
Changes in net assets and liabilities of discontinued operations	-	265
Net cash used in operating activities	(3,656)	(3,045)

Investing Activities:
Purchases of property and equipment	(29)	(239)
Investment in patents and trademarks	(35)	-
Net cash used in investing activities	(64)	(239)

Financing Activities:
Proceeds from short-term debt	1,050	-
Repayment of short-term debt	(2,762)	-
Payment of debt issuance costs	(1,033)	-
Proceeds from exercise of stock options	44	12
Proceeds from convertible debt issuance	12,000	-
Proceeds from stock issuance	3,000	1
Net cash provided by continuing operations	12,299	13
Net cash used in financing activities of discontinued operations	-	(59)
Net cash provided by (used in) financing activities	12,299	(46)

Effect of foreign exchange translation	-	(43)
Net increase (decrease) in cash and cash equivalents	8,579	(3,373)

Cash and cash equivalents at beginning of period	122	5,072
Cash and cash equivalents at end of period	$8,701	$1,699

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Offering cost in relation to common stock issuance	2,905	-
Cashless exercise of warrants	6,259	-
Pre-installment payment of convertible debt through common stock issuance	1,240	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
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

2.	Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2012.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Revenue Recognition

Revenue is recognized pursuant to applicable accounting standards including FASB ASC Topic 605 (“ASC 605”), Revenue Recognition. ASC 605 summarizes certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

The Company’s revenue recognition policy complies with the requirements of ASC 605.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, (iv) collection is probable and (v) all obligations have been substantially performed pursuant to the terms of the arrangement. Revenues primarily consist of the sales and prototyping of Liquidmetal mold and bulk alloys as well as licensing and royalties for the use of the Liquidmetal brand and bulk Liquidmetal alloys.  Revenue is deferred and included in liabilities when the Company receives cash in advance for goods not yet delivered or if the licensing term has not begun.

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
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Licensing revenues that are one time fees upon the granting of the license are recognized when (i) the license term begins in a manner consistent with the nature of the transaction and the earnings process, (ii) collectability is reasonably assured or upon receipt of an upfront fee, and (iii) all other revenue recognition criteria have been met.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the license.   Licensing revenues that are related to royalties are recognized as the royalties are earned over the related period.

Fair Value Measurements

The estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  The fair value of cash and trade receivables approximate their carrying value due to their short maturities.  The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated. The carry amounts reported for debt obligations approximate fair value due to the effective interest rate of these obligations reflecting the Company’s current borrowing rate.

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

The Company has one Level 2 financial instrument, warrants that are recorded at fair value on a periodic basis.  Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option pricing model. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815 (see note 9).

The Company has one Level 3 financial instrument, an embedded derivative that is recorded at fair value on a periodic basis. The embedded derivative is evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivative. The fair value of such embedded derivatives is estimated using the Monte Carlo simulation model. The foregoing embedded derivative has certain anti-dilution and exercise price reset provisions which qualify the embedded derivative to be classified as a liability under FASB ASC 815 (see notes 8).

As of September 30, 2012, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Embedded conversion feature liability	-	-	-	$6,080
Warrant liabilities	-	-	$5,302	-

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Recent Accounting Pronouncements

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted the guidance beginning on January 1, 2012.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company adopted the guidance beginning on January 1, 2012.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	Significant Transactions

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) for $12 million in principal amount of senior convertible notes due on September 1, 2013.  The notes are convertible at any time at the option of the holders, into shares of the Company’s common stock at a conversion price of $0.352 per share.  In the event that the Company issues or sells shares of the Company’s common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to such lower price, subject to customary exceptions.  The notes bear interest at 8% per annum and are payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.  Each monthly installment payment may be made in cash, shares of the Company’s common stock, or a combination thereof.  If paid in shares, such shares will be valued at the lower of (i) the then applicable conversion price or (ii) a price that is 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which the Company elects to pay in shares, whichever is lower (the “Measurement Period”).  The Company’s ability to make such payments with shares of the Company’s common stock will be subject to certain conditions including (i) a minimum of $250 in average daily trading volume during the Measurement Period, (ii) a minimum of $150 in daily trading volume during each day during the Measurement Period, with certain exceptions, and (iii) the effectiveness of a resale registration statement with respect to the shares (see note 8).

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share, and such warrants will be first exercisable within six months of the issuance date thereof.  In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price may be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date.  All of the warrants will expire on July 2, 2017 (see note 9).

June 2012 Visser Precision Cast, LLC

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA Agreement”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

Under the manufacturing/sublicense component of the Visser MTA Agreement, the Company has agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions.  Further, the Company has agreed to sublicense to Visser, on a fully-paid up, royalty-free, irrevocable, perpetual, worldwide basis, all intellectual property rights held by the Company.  In addition, Visser has a right of first refusal over any proposed transfer by the Company of its technology pursuant to any license, sublicense, sale or other transfer, other than a license to a machine or alloy vendor.

Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.22 per share which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which is convertible into shares of common stock at a conversion rate of $0.22 per share.  The Promissory Note was issued pursuant to a $2,000 loan facility made available by Visser, but no borrowings will be made by the Company under this loan facility, as the deadline for making borrowings under the facility expires on November 15, 2012. All of the shares of common stock issued and issuable upon exercise or conversion of the warrants and the Promissory Note are subject to a lock-up period through December 31, 2016.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

The warrants under the Visser MTA Agreement contain certain anti-dilution and exercise price reset provisions which results in liability accounting under FASB ASC 815 (see note 9).  In relation to the financing cost component to the Visser transaction, the Company performed a prorated allocation of the fair value of the warrants on the convertible promissory note and the common stock based on their relative fair values. The Company capitalized deferred financing costs in relation to the convertible promissory note totaling $1,355 and offset additional paid-in capital for $2,905 in relation to the warrant. The Company assessed the value of the deferred financing costs as of the quarter ended June 30, 2012 and determined that the value was impaired due to the limitations on the Company’s ability to request for advances as discussed above. Therefore, the Company has expensed the deferred financing costs totaling $1,355 as of the quarter ended June 30, 2012.

In connection with the Visser MTA Agreement, the Company performed a valuation analysis of the manufacturing service and financing components of the Visser MTA Agreement as part of the bundled contract. The Company has assessed and determined that the values of the manufacturing component and sublicense component were immaterial. Further, the Company’s weighted average market stock price was approximately $0.31 per share at the time of share issuances to Visser. As the actual share purchase price related to the financing component of the Visser MTA Agreement was $0.10 per share, the $0.21 per share difference was treated as manufacturing contract costs and $6,300 was expensed as operating expenses during the second quarter ended June 30, 2012.

Other Significant Transactions

On January 31, 2012, the Company and Engel Austria Gmbh (“Engel”) entered into a Supply and License Agreement for a five year term whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees.

On November 16, 2011, the Company and Materion Brush Inc. (“Materion”) entered into a Development Agreement to evaluate, analyze and develop amorphous alloy feedstock to be supplied in commercial quantities.  Further, on June 17, 2012, the Company entered into a Sales Representation Agreement with Materion whereby Materion shall promote the sale of Liquidmetal’s products for certain commissions.  This agreement is for a two year initial term with annual, automatic renewals.

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

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, the Company and the C3 Entities agreed to terminate a letter agreement, dated July 30, 2010, under which the Company would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, the Company no longer has any contingent obligation to contribute additional capital to LMC and consequently, the Company’s equity interest in LMC was reduced from approximately 72.86% to 0.67%.  However, the Company did not sell any of its own membership interests in LMC in the transaction.  As a result of the reduction in the Company’s percentage interest in LMC, the Company no longer consolidates LMC’s financial results with the Company’s financial results and previous results of operations are reclassified as discontinued operations for financial reporting purposes.  However, Ricardo Salas, the Company’s Executive Vice President and Board member, continues to serve as a member of LMC’s board of directors.

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

On December 1, 2011, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell the Company’s former Korean subsidiary and manufacturing facility, Liquidmetal Technologies Korea (“LMTK”), which was discontinued in November 2010.  Under the Share Purchase Agreement, the Company sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The previous results of operations of LMTK have been included as discontinued operations in the Company’s consolidated financial statements, and as a result of the transaction, the Company no longer consolidates LMTK’s financial results into the Company’s consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei, China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, a former Chief Executive Officer and Chairman of the Company, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum. This promissory note is included in notes receivable in the Company’s consolidated balance sheet. The Company believes that the balance of the promissory note is collectible and is currently in discussions with Mr. Kang to provide an extension of the due date for additional consideration. The results of operations of AMM are included as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss (see note 13).

On August 6, 2010, SAGA, SpA in Padova, Italy (“SAGA”), a specialist parts manufacturer, filed a litigation case against the Company claiming damages of $3.2 million for payment on an alleged loan and for alleged breach of contract in connection with the formation of joint venture called Liquidmetal SAGA Italy, Srl (“LSI”).  On April 6, 2011 (the “Effective Date”), the Company entered into a Settlement and Equity Interest Purchase Agreement with SAGA pursuant to which (i) the joint venture between the Company and SAGA was terminated, (ii) the Company and SAGA both agreed to cause certain pending legal action against each other to be dismissed with prejudice, (iii) the Company paid SAGA $2.8 million in the form of 4,496,429 restricted shares (“Shares”) of the Company’s common stock in exchange for SAGA’s equity interest in LSI, and (iv) the Liquidmetal technology license to LSI was terminated.

The number of Shares issued to SAGA on the Effective Date was based on the 30 day trailing, volume weighted average price of the Company’s stock as of the Effective Date.  An additional provision of the SAGA Settlement and Equity Interest Purchase Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Effective Date of the settlement.  On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012, bearing interest of 8% per annum, to account for the decrease in the market price of the Company’s common stock.  On July 11, 2012, the Company paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note.

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

Under the agreements relating to the license transaction with Apple, the Company is obligated to contribute all intellectual property that it developed through February 2012 (and subsequently amended to extend through February 2014) to CIP. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

4.	Liquidity and Going Concern Issues

For the nine months ended September 30, 2012, the Company’s cash used in operating activities was $3,656, cash used in investing activities was $64, and cash provided by financing activities was $12,299.  As of September 30, 2012, the Company had a cash balance of $8,701.

On July 2, 2012, the Company entered into the July 2012 Private Placement transaction whereby the Company issued $12,000 of senior convertible notes that have a due date of September 1, 2013.  Monthly installment payments under the notes began on October 1, 2012, and the installment payments may be made in cash, shares of the Company’s common stock, or a combination thereof (see Note 3). As of the filing date of this report, the Company has issued 15,897,856 shares of common stock in full satisfaction of the October 1, 2012 and November 1, 2012 installment payments and issued 8,401,434 shares of common stock in anticipation of making the December 3, 2012 installment payment with stock.

On October 10, 2011, the Company issued a promissory note to SAGA in the principal amount of $1,712 due October 10, 2012 in relation to a settlement agreement the Company signed with SAGA on April 6, 2011.  On July 11, 2012, the Company paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note (see Note 3).

On June 1, 2012, the Company entered into the Visser MTA Agreement, whereby under the financing component of the agreement, the Company issued and sold to Visser 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000 (see Note 3).

The Company anticipates that its current capital resources will be sufficient to fund its operations through the end of 2013 as a result of the foregoing proceeds from the Visser MTA Agreement and the July 2012 Private Placement.  However, if the Company chooses to or is required to pay back the notes issued in the July 2012 Private Placement in cash rather than in Company stock, the Company’s current capital resources may not be sufficient to fund operations through the end of 2013. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, Visser’s ability to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of its control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.  Such factors may require that the Company raise additional funds to support its operations during 2013.  If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

5.	Prepaid Expenses and Other Current Assets

On July 2, 2012, the Company entered into the July 2012 Private Placement (see note 3).  In connection with this transaction, the Company capitalized legal and banking fees totaling $1,033 as deferred issuance costs.  These deferred issuance costs will be amortized as debt discount amortization over the fourteen month term of the senior convertible notes under the transaction.  Deferred issuance costs are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet and were $704 as of September 30, 2012, reflecting $329 of amortization expensed during the three months ended September 30, 2012.

6.	Patents and Trademarks, net

Patents and trademarks totaled $901 and $968 as of September 30, 2012 and December 31, 2011, respectively, and it primarily consists of purchased patent rights and internally developed patents.

Purchased patent rights represent the exclusive right to commercialize the bulk amorphous alloy and other amorphous alloy technology acquired from California Institute of Technology (“Caltech”), through a license agreement with Caltech and other institutions. All fees and other amounts payable by the Company for these rights and licenses have been paid or accrued in full, and no further royalties, license fees or other amounts will be payable in the future under the license agreements.

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

Amortization expense for Patents and trademarks was $32 and $101 for the three and nine months ended September 30, 2012, respectively. Amortization expense for Patents and trademarks was $34 and $103 for the three and nine months ended September 30, 2011, respectively.

7.	Short Term Debt

On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012 bearing interest of 8% per annum as part of a settlement agreement entered by the Company and SAGA on April 6, 2011.  This settlement agreement related to a litigation case that was filed by SAGA against the Company in connection with an alleged loan and for an alleged breach of contract in connection with the formation of a joint venture (see note 3).

The $1,712 principal amount of the note is included in Short Term Debt in the Company’s consolidated balance sheet as of December 31, 2011. On July 11, 2012, the Company paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note.  Interest expense related to the promissory note for the three and nine months ended September 30, 2012 was $0 and $68, respectively.

On January 17, 2012, February 27, 2012, March 28, 2012 and April 25, 2012, the Company issued 8% unsecured, bridge promissory notes to Visser that were due upon demand in the amount of $200, $200, $350 and $300, respectively.  The aggregate principal amount of $1,050 and accrued interest under the bridge promissory notes were all paid off on June 1, 2012 by utilizing a portion of the proceeds received under the financing component of the Visser MTA Agreement (see note 3).  Interest expense on the bridge promissory notes was $0 and $18 for the three and nine months ended September 30, 2012, respectively.

8.	Convertible Note and Embedded Conversion Feature Liability

On July 2, 2012, the Company entered into the July 2012 Private Placement for $12,000 in principal amount of senior convertible notes due on September 1, 2013 (see note 3).  The notes will be convertible at any time at the option of the holders, into shares of the Company’s common stock at a conversion price of $0.352 per share.  Pursuant to ASC 815-40, due to the anti-dilution provision of the convertible notes, the conversion feature of the convertible notes is not indexed to the Company’s owned stock and should be bifurcated and recognized as a derivative liability in the consolidated balance sheets and measured at fair value.  The notes bear interest at 8% per annum and are payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.

The embedded conversion feature liability and warrants issued in connection with the senior convertible notes were valued utilizing the Monte Carlo simulation and Black Sholes pricing model at $8,865 and $5,053, respectively, totaling $13,918 as of July 2, 2012.  $12,000 of this total was recorded as debt discount and the excess of the face value of the embedded conversion feature liability and warrants of $1,918 was booked to debt discount amortization on July 2, 2012.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Pursuant to the terms of the senior convertible note, the Company opted to pay the first monthly installment payment due on October 1, 2012 with shares of the Company’s common stock.  On August 31, 2012, the Company issued 5,059,163 shares of common stock (“Pre-issuance”) at a conversion price of $0.2451 in anticipation of making the October 1, 2012 installment payment of $1,240, consisting of $1,000 principal pay down and $240 of accrued interest.

Interest expense on the convertible notes was $240 for the three and nine months ended September 30, 2012 and the Convertible Note (net of debt discount) was $2,823 as of September 30, 2012 as follows:

	Convertible Note	Debt Discount	Net Total

Beginning Balance - January 1, 2012	$-	$-	$-
Original valuation - July 2, 2012	12,000	(12,000)	-
Pre-issuance - August 31, 2012	(1,000)	-	(1,000)
Amortization	-	3,823	3,823
Ending Balance - September, 30, 2012	$11,000	$(8,177)	$2,823

As of September 30, 2012, the Company re-valued the embedded derivatives under the senior convertible note with the Monte Carlo simulation model under the following assumptions; (i) expected life of 0.92 years, (ii) volatility of 149%, (iii) risk-free interest rate of 0.17%, and (iv) dividend rate of 0.  As of September 30, 2012, the embedded derivative was valued at $6,080 and the variance of $2,785 was recorded as a change in value of embedded conversion feature liability for the three months and nine months ended September 30, 2012.  The embedded derivatives are classified as embedded conversion feature liability in the consolidated balance sheet as follows:

September 30, 2012

Beginning Balance - January 1, 2012	$-
Original valuation - July 2, 2012	8,865
Change in value of embedded conversion feature liability, gain	(2,785)
Ending Balance - September 30, 2012	$6,080

9.	Warrant Liability

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

As of December 31, 2011, 4,675,143 warrants were valued as liabilities under FASB ASC 815, and these warrants expired on January 3, 2012.  The Company valued the 4,675,143 warrants using the Black-Scholes valuation model and recorded $0 in warrant liabilities as of December 31, 2011.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares to Visser under the Visser MTA Agreement (see note 3). These warrants have an exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260.  The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815.  As of September 30, 2012, these warrants were valued at $2,400 under the Black Sholes valuation model utilizing the following assumptions; (i) expected life of 4.67 years, (ii) volatility of 151%, (iii) risk-free interest rate of 0.64%, and (iv) dividend rate of 0.  The change in warrant valuation for these warrants for the three and nine months ended September 30, 2012 was a gain of $2,033 and $1,860, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053.  The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815.  As of September 30, 2012, these warrants were valued at $2,902 under the Black Sholes valuation model utilizing the following assumptions; (i) expected life of 4.75 years, (ii) volatility of 151%, (iii) risk-free interest rate of 0.64%, and (iv) dividend rate of 0.  The change in warrant valuation for these warrants for both the three months and nine months ended September 30, 2012 was a gain of $2,151.

The following table summarizes the change in the Company’s warrant liability as of September 30, 2012:

	Visser MTA	July 2, 2012
	Agreement	Private Placement	Total

Beginning Balance - January 1, 2012	$-	$-	-
Original valuation - June & July 2012	4,260	5,053	9,312
Change in value of warrant liability, gain	(1,860)	(2,151)	(4,010)
Ending Balance - Setember 30, 2012	$2,400	$2,902	$5,302

The Company had warrants to purchase 63,529,557 and 44,707,976 shares outstanding as of September 30, 2012 and December 31, 2011, respectively.  Of these warrants, warrants to purchase 33,750,000 and 4,675,143 shares were valued and classified as a liability under FASB ASC 815 (see note 12).

10.	Other Long-term Liabilities

Other Long-term Liabilities balance of $856 and $609 as of September 30, 2012 and December 31, 2011, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years.  The Company is in the process of researching and resolving the balances for settlement and/or write-off.

11.	Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.  During the three and nine months ended September 30, 2012, the Company did not grant any options.  Under this plan, the Company had grants of options to purchase 4,042,000 and 4,679,807 shares outstanding as of September 30, 2012 and December 31, 2011, respectively.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan, with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.  During the three and nine months ended September 30, 2012, the Company granted options to purchase 310,000 shares and had awards covering 310,000 shares outstanding as of September 30, 2012.

12.	Shareholders’ Deficit

Common stock

During the year ended December 31, 2011, the Company issued 4,496,429 shares of common stock to settle a lawsuit with SAGA, a former joint venture partner in Italy (see note 3).

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see note 3).

On August 31, 2012, the Company issued 5,059,163 shares of common stock at a conversion price of $0.2451 in anticipation of making the $1,240 installment payment due on October 1, 2012 with Company’s common stock, under the July 2012 Private Placement senior convertible note (see note 3 and 8).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
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

In connection with the Series A Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation. The warrants had an expiration date of January 3, 2012.

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of Series A-1 Preferred Stock with identical terms as the Series A-1 Preferred Stock issued on May 1, 2009.  In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation.  These warrants also had an expiration date of January 3, 2012.

The Series A Preferred Stock formerly accrued cumulative dividends at an annual rate of 8%, which were payable semi-annually.  On November 2, 2010, the Company filed an Amended and Restated Certificate of Designations, Preferences, and Rights (the "Amended Designation") for the Company's Series A Preferred Stock.  The Amended Designation was approved by the requisite vote of the holders of the Company's Series A Preferred Stock and was filed with the Delaware Secretary of State in accordance with a Consent Agreement entered into between the Company and the holders of 2/3 of the Series A Preferred Stock (the "Consent Agreement”).  The Amended Designation amended the terms of the Series A Preferred Stock by providing that (i) dividends ceased accruing thereon as of June 1, 2010, (ii) the liquidation preference and corresponding conversion value on the Series A Preferred Stock was increased from 1.0 to 1.08 of the sum of the issue price and accrued but unpaid dividends, (iii) the Series A Preferred Stock was now mandatorily convertible at any time at the option of the Company without condition, and (iv) the Series A Preferred Stock will no longer have any price-based anti-dilution rights.  The Consent Agreement provided that, in exchange for voting in favor of the Amended Designation, the warrants held by the holders signing the Consent Agreement (to the extent such warrants were issued in connection with the original issuance of the Series A Preferred Stock) would be extended to an expiration date of July 2015 and the price-based anti-dilution rights on such warrants were removed.  Additionally, the Company has the right at any time to redeem the Series A Preferred Stock in whole or in part upon not less than 30 days’ notice at a redemption price equal to the liquidation preference plus any accrued and unpaid dividends.

The Series A Preferred Stock and any accrued and unpaid dividends thereon is convertible, at the option of the holder of the Series A Preferred Stock, into common stock of the Company at a conversion price of $.10 per share in the case of the Series A-1 Preferred Stock and a conversion price of $.22 per share in the case of the Series A-2 Preferred Stock (in both cases subject to adjustments for any stock dividends, splits, combinations and similar events). As of September 30, 2012 and December 31, 2011, the Company had accrued dividends of $222 and $571, respectively.

During the nine months ended September 30, 2012, the holders of the Company’s Series A Preferred Stock converted 792,215 shares of preferred stock into 25,669,752 shares of the Company’s common stock.  The Company had 105,231 and 246,371 shares of the Series A-1 Preferred Stock outstanding at September 30, 2012 and December 31, 2011, respectively.  The Company had 401,705 and 1,052,780 shares of the Series A-2 Preferred Stock outstanding at September 30, 2012 and December 31, 2011, respectively.

Warrants

The warrant holders who signed the Consent Agreement held warrants to purchase an aggregate of 40,032,833 shares of the Company’s common stock (the “Consent Warrants”).  As of November 2, 2010, the date of the Amended Designation, there were warrants to purchase 47,232,459 shares of the Company’s common stock outstanding. The Consent Warrants were initially recorded as liabilities on the Company’s consolidated financial statements in accordance with FASB ASC 815 due to their price-based anti-dilution rights.  Upon the removal of the anti-dilution rights with the Consent Agreement, the Consent Warrants no longer met the criteria under FASB ASC 815 and were reclassified as equity as of the date of the Amended Designation.  The Company reclassified $24,438 from warrant liabilities into equity on November 2, 2010, and this amount is reflected as Warrants in the consolidated statement of shareholders’ deficit as of December 31, 2011.  Warrants classified as equity was reduced to $18,179 as of September 30, 2012 as a result of the cashless exercise of warrants to purchase 10,253,276 shares of the Company’s common stock in April 2012.

As of September 30, 2012 and December 31, 2011, warrants to purchase 29,779,557 and 40,032,833 shares of the Company’s common stock, respectively, were classified as equity. All of such warrants expire on July 15, 2015.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

13.	Discontinued Operations and Long-Lived Assets to be Disposed of

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

The transactions contemplated by the Purchase Agreement were deemed to be effective as of November 30, 2011.  In connection with the LMC Investment, the Company and C3 Entities agreed to terminate a letter agreement, dated July 30, 2010, under which the Company would have been obligated to contribute additional capital to LMC if requested by LMC.  As a result of the LMC Investment and the termination of such letter agreement, the Company no longer has any contingent obligation to contribute additional capital to LMC and consequently the Company’s equity interest in LMC was reduced from approximately 72.86% to 0.67%.  However, the Company did not sell any of its own membership interests in LMC in the transaction.  As a result of the reduction in the Company’s percentage interest in LMC, the Company no longer consolidates LMC’s financial results with the Company’s financial results, and LMC’s financial results are included as discontinued operations for financial reporting purposes.  However, Ricardo Salas, the Company’s Executive Vice President and Board Member, will continue to serve as a member of LMC’s board of directors.

AMM

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, a former Chief Executive Officer and Chairman of the Company, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum. This promissory note is presented as a related party notes receivable in the Company’s consolidated balance sheet at September 30, 2012 and December 31, 2011. The Company believes that the balance of the promissory note is collectible and is currently in discussions with Mr. Kang to provide an extension of the due date for additional consideration.  The results of operations of AMM are included as discontinued operations for financial reporting purposes through August 5, 2011.

LMTK

In 2003, the Company set up a manufacturing plant in South Korea, Liquidmetal Technologies Korea (“LMTK”), to handle its bulk Liquidmetal alloys business which included manufacturing and selling components made out of bulk alloys.  During 2010 and prior years, LMTK experienced net losses and due to the uncertainty surrounding its future cash flows the Company re-evaluated its investment for recoverability. As a result, in November 2010, the Company decided to discontinue LMTK’s operations.  On December 1, 2011, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell LMTK.  Under the Share Purchase Agreement, the Company sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The results of operations of LMTK have been included as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss through December 1, 2011.

Loss, net of tax, from the disposal of the foregoing entities was $331 for the three and nine month periods ended September 30, 2011, respectively.

Loss from operations of discontinued operations for the foregoing entities was $96 and $637 for the three and nine months ended September 30, 2011, respectively.

14.	Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 4,352,000 shares of common stock at prices ranging from $0.09 to $15.00 per share were outstanding at September 30, 2012, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 63,529,557 shares of common stock with prices ranging from $0.22 to $0.49 per share outstanding at September 30, 2012 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  16,896,073 shares of common stock issuable upon conversion of the Company’s convertible preferred stock with conversion prices ranging from $0.10 and $0.22 per share outstanding at September 30, 2012 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.  Shares issuable upon conversion or installment payments with common stock under the July 2012 Private Placement, senior convertible note were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive (see note 8).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Options to purchase 6,545,963 shares of common stock at prices ranging from $.09 to $15.00 per share were outstanding at September 30, 2011, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  Warrants to purchase 44,707,976 shares of common stock with prices ranging from $0.48 to $0.59 per share outstanding at September 30, 2011 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.  59,446,42 shares of common stock issuable upon conversion of the Company’s convertible preferred stock with conversion prices ranging from $0.10 and $0.22 per share outstanding at September 30, 2011 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive.

15.	Commitments and Contingencies

The Company leases its office and warehouse facility under a lease agreement that expires on April 30, 2016.  Rent payments are subject to escalations through the end of the lease term.  Rent expense was $46 and $144 for the three and nine months ended September 30, 2012, respectively.  Rent expense was $49 and $174 for the three and nine months ended September 30, 2011, respectively.

16.	Related Party Transactions

On August 1, 2010, the Company entered into an agreement with John Kang, a former Chief Executive Officer and Chairman of the Company, to provide consulting services.  The Company terminated this agreement as of July 31, 2011.  The Company incurred $82 and $210 for his services during the three and nine months ended September 30, 2011, respectively.

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

On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 (the “Purchase Price”). IMG applied  the payment of the Purchase Price the $520 deposit previously paid to the Company and the $200 balance of the Purchase Price was paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum.   The $200 note receivable is presented as a related party notes receivable in the Company’s consolidated balance sheet at September 30, 2012 and December 31, 2011.  Interest shall accrue and be paid at maturity along with the principal balance. The Company believes that the balance of the promissory note is collectible and is currently in discussions with Mr. Kang to provide an extension of the due date for additional consideration.

In conjunction with the Stock Purchase Agreement, the Company also entered into a License Agreement (the “License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines, as defined by the License Agreement (the “Licensed Products”).  The License Agreement grants a non-exclusive license to certain product categories listed in the License Agreement, as well as an exclusive license to specific types of consumer eyewear products.  The License Agreement obligates IMG to pay the Company a running royalty based on its sales of Licensed Products, and the license will expire on August 5, 2021.  The Company recognized $7 and $26 in royalty revenues from IMG during the three and nine months ended September 30, 2012, respectively.

On December 20, 2011, Rockwall Holdings, Inc., a company controlled by Mr. Kang, entered into a transaction as one of the primary investors in Liquidmetal Coatings, LLC (“LMC”), our former subsidiary (see note 3).

During the three and nine months ended September 30, 2012, the Company incurred $0 and $2 in legal fees, respectively, to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.  There were no such expenses for the three and nine months ended September 30, 2011.  The Company has agreed to reimburse Mr. Kang’s legal fees incurred on this issue through December 31, 2012.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

In October 2009, Thomas Steipp, the Company’s President and Chief Executive Officer, Ricardo Salas, the Company’s Executive Vice President and Director, Tony Chung, the Company’s Chief Financial Officer, and Mr. Kang acquired a total of 100,000 shares of the Company’s Series A-1 Preferred Stock and warrants to purchase 2,500,000 shares of the Company’s common stock for an aggregate cash price of $495.  The Series A-1 Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.10 per common share.  Furthermore, the warrants can be exercised for shares of the Company’s common stock at an exercise price of $0.49 per share and will expire on July 31, 2015. In April 2011, Mr. Steipp converted his 20,000 shares of Series A-1 Preferred Stock into a total of 1,130,688 shares of the Company’s common stock, including dividends received in the form of common stock.  In July 2011, Mr. Salas and Mr. Kang converted 50,000 and 19,000 shares of Series A-1 Preferred Stock, respectively, into a total of 2,826,720 and 1,074,154 shares of the Company’s common stock, respectively, including dividends received in the form of common stock.  On February 1, 2012, Mr. Chung converted his 10,000 shares of Series A-1 Preferred Stock into a total of 565,344 shares of the Company’s common stock, including dividends received in the form of common stock.

In May 2009, the Company completed a transaction in which (i) the holders of the Company’s 8% Convertible Subordinated Notes exchanged such notes for a combination of new 8% Senior Secured Convertible Notes and shares of a new series of convertible preferred stock designated as “Series A-2 Preferred Stock,” together with warrants thereon, and (ii) certain investors purchased, for an aggregate purchase price of $2,500, shares of a new series of convertible preferred stock designated as “Series A-1 Preferred Stock” (See note 12).   The lead investors in this transaction were Carlyle Liquid, LLC and Carlyle Liquid Holdings, LLC (the "Carlyle Entities"), which were organized by Abdi Mahamedi, the Company’s Chairman.  Mr. Mahamedi became a greater-than-5% beneficial owner of the Company by reason of the May 2009 transaction and remained as such as of September 30, 2012.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021.  There were no revenues recognized from product sales and licensing fees from LLPG during 2012 and 2011.  As of September 30, 2012, Mr. Chitayat is a greater-than-5% beneficial owner of the Company.

On August 3, 2010, Tom Steipp received 6,000,000 restricted shares of the Company’s stock as part of his employment agreement with the Company.  These shares shall vest annually in 20% increments on each anniversary date of the employment agreement.  On July 27, 2011, the employment agreement was amended to defer the first anniversary vesting date from August 3, 2011 to December 15, 2011.  On July 31, 2012, the employment agreement was amended to defer the second anniversary vesting date from August 3, 2012 to December 15, 2012.

On December 31, 2011, the Company accrued $27 of pro-rated fees for Robert Biehl’s services as a Director and Audit Committee Chairman prior to his resignation on August 3, 2011 and also accrued $18 of fees earned by Mr. Biehl in connection with leadership consulting services performed for our executive management during 2011.  The balances were paid off in June 2012.

On June 1, 2012, the Company entered into a Master Transaction Agreement with Visser Precision Cast, LLC relating to a strategic transaction for manufacturing services and financing (see note 3).  As of September 30, 2012, Visser is a greater-than-5% beneficial owner of the Company.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, and Form 8-K and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenues are derived from (1) selling our bulk Liquidmetal alloys products, which include non-consumer electronic devices, medical products, and sports and leisure goods, (2) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, and (3) product licensing and royalty revenue from our licensees.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

Significant Transactions

July 2012 Private Placement

On July 2, 2012, we entered into a private placement transaction (the “July 2012 Private Placement”) for $12 million in principal amount of senior convertible notes due on September 1, 2013.  The notes are convertible at any time at the option of the holders into shares of our common stock at a conversion price of $0.352 per share.  In the event that we issue or sell shares of our common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to such lower price, subject to customary exceptions.  The notes bear interest at 8% per annum and are payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.  Each monthly installment payment may be made in cash, shares of our common stock, or a combination thereof.  If paid in shares, such shares will be valued at the lower of (i) the then applicable conversion price or (ii) a price that is 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of our common stock during the twenty trading day period ending on the payment date or the date on which we elect to pay in shares, whichever is lower (the “Measurement Period”).  Our ability to make such payments with shares of our common stock will be subject to certain conditions, including (i) a minimum of $250 in average daily trading volume during the Measurement Period, (ii) a minimum of $150 in daily trading volume during each day during the Measurement Period, with certain exceptions, and (iii) the effectiveness of a resale registration statement with respect to the shares.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Nine Months Ended September 30, 2012 and 2011
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

June 2012 Visser Precision Cast, LLC

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

Under the financing component of the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.22 per share which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which is convertible into shares of common stock at a conversion rate of $0.22 per share.  Pursuant to the terms of the Promissory Note, we may request an advance of up to $1,000 on September 15, 2012 and an additional advance of up to $1,000 on November 15, 2012. The Promissory Note was issued pursuant to a $2,000 loan facility made available by Visser, but no borrowings will be made by us under this loan facility, as the deadline for making borrowings under the facility expires on November 15, 2012. All of the shares of common stock issued and issuable upon exercise of the warrants are subject to a lock-up period through December 31, 2016.

Other Significant Transactions

On January 31, 2012, we entered into a Supply and License Agreement with Engel Austria Gmbh (“Engel”) for a five year term whereby we granted Engel a non-exclusive license to manufacture and sell injection molding machines to our licensees.

On November 16, 2011, we entered into a Development Agreement with Materion Brush Inc. (“Materion”) to evaluate, analyze and develop amorphous alloy feedstock to be supplied in commercial quantities.  Further, on June 17, 2012, we entered into a Sales Representation Agreement with Materion whereby Materion shall promote the sale of our products for certain commissions.  This agreement is for a two year initial term with annual, automatic renewals.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

On December 1, 2011, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with LMTK Holdings, Inc. (“LMTK Holdings”) to sell our former Korean subsidiary and manufacturing facility, Liquidmetal Technologies Korea (“LMTK”), which was discontinued in November 2010.  Under the Share Purchase Agreement, we sold all of LMTK’s shares of common stock to LMTK Holdings for an aggregate purchase price of one hundred dollars.  The results of operations of LMTK have been previously included as discontinued operations in our financial statements, and as a result of the transaction, we no longer consolidate LMTK’s financial results with our financial statements.

In June 2010, we created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloy parts.  On August 5, 2011, we sold all of the stock to Innovative Materials Group, which is majority owned by John Kang, our former Chief Executive Officer and Chairman, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum.  The Company believes that the balance of the promissory note is collectible and is currently in discussions with Mr. Kang to provide an extension of the due date for additional consideration.

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

The number of Shares issued to SAGA on the Effective Date was based on the 30 day trailing, volume weighted average price of our common stock as of the Effective Date.  An additional provision of the SAGA Settlement and Equity Interest Purchase Agreement was the obligation for us to issue a promissory note to compensate for a decrease in the market price of our common stock over a six month period from the Effective Date of the settlement.  On October 10, 2011, we issued to SAGA a promissory note in the principal amount of $1,712, which was due October 10, 2012 and bears interest of 8% per annum, to account for the decrease in the market price of our common stock. On July 11, 2012, we paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note.

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

Under the agreements relating to the license transaction, we are obligated to contribute all intellectual property that we developed through February 2012 (which was subsequently amended to extend through February 2014) to CIP. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction

Critical Accounting Policies and Estimates

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

●	Revenue recognition
●	Allowance for doubtful accounts
●	Impairment of long-lived assets and definite-lived intangibles
●	Deferred tax assets
●	Valuation of embedded convertible feature liability and warrants
●	Share based compensation

Our Annual Report on Form 10-K for the year ended December 31, 2011, contains further discussions on our critical accounting policies and estimates.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Results of Operations

Comparison of the three and nine months ended September 30, 2012 and 2011

	For the three months ended September 30,				For the nine months ended September 30,
	2012		2011		2012		2011
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue
			(Restated)				(Restated)

Revenue:
Products	$80		$112		$471		$345
Licensing and royalties	27		-		46		381
Total revenue	107		112		517		726

Cost of revenue	73	91%	43	38%	256	54%	212	61%
Selling, marketing general and administrative	1,372	1715%	877	783%	3,338	709%	2,741	794%
Research and development	217	271%	273	244%	616	131%	886	257%
Manufacturing contract costs	-	0%	-	0%	6,300	1338%	-	0%
Settlement expense	-	0%	1,127	1006%	-	0%	1,712	496%
Change in value of warrants	4,184	5230%	743	663%	4,010	851%	1,327	385%
Change in value of embedded conversion feature liability	2,785	3481%	-	0%	2,785	591%	-	0%
Debt discount amortization	(6,247)	-7809%	-	0%	(6,247)	-1326%	-	0%
Financing costs	-	0%	-	0%	1,355	288%	-	0%
Other income	-	0%	20	18%	-	0%	26	8%
Interest expense	(240)	-300%	(17)	-15%	(258)	-55%	(48)	-14%
Interest income	10	13%	4	4%	18	4%	18	5%
Loss on disposal of subsidiary, net	-	0%	(331)	-296%	-	0%	(331)	-96%
Loss from operations of discontinued operations	-	0%	(96)	-86%	-	0%	(637)	-185%

In the following discussion, whenever a particular number is expressed as a percentage of revenue, such percentage is based on Products Revenue only and does not include “Licensing and royalties.”  This has been done in order to make the disclosure more meaningful in lig-ht of the unusually large licensing and royalty revenue in the nine-month period ended September 30, 2011.

Revenue. Revenue slightly decreased by $5 to $107 for the three months ended September 30, 2012 from $112 for the three months ended September 30, 2011.  Revenue decreased by $209 to $517 for the nine months ended September 30, 2012 from $726 for the nine months ended September 30, 2011.  The decrease for the nine month period was primarily attributable to a decrease in licensing revenue from Swatch in the amount of $381, slightly offset by an increase in prototype and other revenue in 2012.

Cost of Revenue. Cost of sales increased to $73, or 91% of revenue, for the three months ended September 30, 2012 from $43, or 38% of revenue, for the three months ended September 30, 2011.  The increase was mainly due to a shift in product and customer mix during the comparable period. Cost of sales increased by $44 to $256 for the nine months ended September 30, 2012 from $212 for the nine months ended September 30, 2011.  The increase was mainly due to the increase in product revenue during the comparable period. The cost to manufacture parts from our bulk Liquidmetal alloys is variable and differs based on the unique design of each product.  In addition, much of our current product mix consists of prototype parts which have variable cost percentages relative to revenue.  If we are able to increase our revenues with shipments of routine commercial parts through our third party contract manufacturer, we expect our cost of sales to stabilize and be more predictable.

Selling, Marketing, General, and Administrative. Selling, general and administrative expense increased to $1,372, or 1715% of revenue, for the three months ended September 30, 2012 from $877, or 783% of revenue, for the three months ended September 30, 2011. Selling, general and administrative expense increased to $3,338, or 709% of revenue, for the nine months ended September 30, 2012 from $2,741, or 794% of revenue, for the nine months ended September 30, 2011.   The increase from prior years was mainly due to additional legal fees associated with the recent funding transactions as well as shareholder meeting proxy filings.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

Research and Development. Research and development expenses decreased to $217, or 271% of revenue, for the three months ended September 30, 2012 from $273, or 244% of revenue, for the three months ended September 30, 2011.  We spent less in production supplies and consulting services resulting in the decrease in this expense category, but we continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Manufacturing Contract Costs.  Manufacturing contract costs consists of $6,300 for the nine months ended September 30, 2012 related to the discount pricing that Visser received under the Visser MTA Agreement (see Significant Transactions). The $6,300 was determined by taking the $0.21 difference between our weighted average $0.31 stock price at the time of issuances of our common stock and the $0.10 per share actual purchase price, multiplied by the 30,000,000 shares issued to Visser.

Settlement Expense.  Settlement expense was $1,127 and $1,712 for the three and nine month periods ended September 30, 2011, respectively, related to a legal settlement with SAGA (see Significant Transactions).

Change in Value of Warrants.  Change in value of warrants was a gain of $4,184 and $4,010 for the three and nine months ended September 30, 2012, respectively.  The change in value of warrants is  mainly due changes in our stock price associated with the valuation of our warrant liabilities related to warrants under the Visser MTA Agreement and the July 2012 Private Placement (see Significant Transactions).

Change in Value of Embedded Conversion Feature Liability.  Change in value of embedded conversion feature liability was a gain of $2,785 for both the three and nine months ended September 30, 2012, respectively.  The change in value of embedded conversion feature liability is mainly due to changes in our stock price associated with the valuation of our embedded conversion feature liability related to convertible note under the July 2012 Private Placement (see Significant Transactions).

Financing Costs.  Financing costs consist of $1,355 for the nine months ended September 30, 2012 related to the booking of our warrant liability for the issuance of 15,000,000 warrants to Visser at an exercise price of $0.22 per share under the Visser MTA Agreement (see Significant Transactions).

Other Income.  Other income consisted of $20 and $26 for the three and nine months ended September 30, 2011, respectively. Other income is primarily related to miscellaneous refunds and the write-off of accounts payable during 2011.

Debt Discount Amortization. Debt discount amortization was $6,247 for the three and nine months ended September 30, 2012. Debt discount amortization primarily relates to the amortization of $12,000 of original debt discount over the term of the senior convertible notes issue d as part of the July 2012 Private Placement (See Significant Transactions and related footnotes to the financial statements). The amount in eludes a recurring, quarterly amortization of debt discount of $3,823 and a one-time amortization of debt discount of $1,918.

Interest Expense. Interest expense was $240 and $258 for the three and nine months ended September, 30, 2012, and it consists of the 8% interest related to the senior convertible notes issued as part of the July 2012 Private Placement (See Significant Transactions and related footnotes to the financial statements). Interest expense incurred during the three and nine months ended September 30, 2011 consisted of deferred issuance cost amortization on outstanding convertible and subordinated notes that were fully amortized in 2011 in connection to the disposal of our discontinued operations.

Interest Income.  Interest income is primarily related to interest from our Related Party Notes Receivable from Mr. John Kang and was $4 for the three months ended September 30, 2012 and $12 for the nine months ended September 30, 2012.  Interest income of $18 for the nine months ended September 30, 2011 was for interest earned on cash deposits.

Loss on disposal of subsidiary.  Loss on disposal of subsidiary was $331 for the nine months ended September 30, 2011 for the losses incurred on the disposal of our subsidiary.  Our discontinued subsidiaries were either sold or de-consolidated as of December 31, 2011.

Loss from operations of discontinued operations.  Loss from operations of discontinued operations was $96 and $637 for the three and nine month periods ended September 30, 2011, respectively, for the losses incurred on our discontinued subsidiaries.  Our discontinued subsidiaries were either sold or de-consolidated as of December 31, 2011.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, our cash used in operating activities was $3,656, cash used in investing activities was $64, and cash provided by financing activities was $12,299.  As of September 30, 2012, we had a cash balance of $8,701.

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
MANAGEMENT DISCUSSION AND ANALYSIS
For the Nine Months Ended September 30, 2012 and 2011
(numbers in thousands, except share and per share data)
(unaudited)

On October 10, 2011, we issued a promissory note to SAGA in the principal amount of $1,712 due October 10, 2012 in relation to a settlement agreement we signed with SAGA on April 6, 2011.  On July 11, 2012, we paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note (see Significant Transactions).  As of the filing date of this report, we issued 15,897,856 shares of common stock in full satisfaction of the October 1, 2012 and November 1, 2012 installment payments and issued 8,401,434 shares of common stock in anticipation of making the December 3, 2012 installment payment with common stock.

On June 1, 2012, we entered into the Visser MTA Agreement, whereby under the financing component of the agreement, we issued and sold to Visser 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3 million (see Significant Transactions).

We anticipate that our current capital resources will be sufficient to fund our operations through the end of 2013 as a result of the foregoing proceeds from the Visser MTA Agreement and the July 2012 Private Placement. However if we choose to or are required to pay back the notes issued in the July 2012 Private Placement in cash rather than in shares of our common stock, our current capital resources may not be sufficient to fund operations through the end of 2013. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of its control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.  Such factors may require that we raise additional funds to support our operations during 2013.  If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

Item 3 –	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 –	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

This determination was based primarily on the restatement described in the explanatory note at the beginning of our Annual Report on Form 10-K for the year ended December 31, 2011, whereby we restated our consolidated financial statements for the fiscal year ended December 31, 2010 and each of the interim quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 to properly account for certain previously issued warrants.  In relation to this restatement, our independent registered public accounting firm has identified a material weakness in our assessment process in relation to the financial statements impact of the issuance and modification of equity instruments.

Changes in Internal Control over Financial Reporting.

During the nine month period ended September 30, 2012, we have taken actions to evaluate the material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Because of the material weakness described above, we performed additional analyses and other post-closing procedures designed to help provide reasonable assurance that our consolidated financial statements were prepared in accordance with the provisions of FASB ASC 815 with respect to the treatment of warrants as a liability or equity.  As a result of the restatement described above, management has re-evaluated and is currently re-evaluating our internal control over financial reporting.

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

In a private placement completed on July 2, 2012, we issued an aggregate of $12 million in principal amount of senior convertible notes. The notes are payable in twelve equal monthly installments beginning in October 2012.  Although the notes may be payable through the issuance of shares of our common stock to holders of the notes, the ability to issue stock in satisfaction of the note payments is subject to vario-us conditions (including trading volume conditions) that we may not be able to meet.  In such an event, we could be required to use cash to repay some or all of a portion of the notes, and we may not have the funds to make such payments when due. Even if we do have the funds to make such cash payments, the payments may adversely affect our ability to fund our operations.  Additionally, the notes issued in July  2012 impose certain restrictive covenants on us that may impede our ability to operate our company. For example, the notes prevent us from incurring additional debt, with certain exceptions, while the notes are still outstanding. Even if we have the right to satisfy the notes by issuing shares of our common stock, the shares issued to the holders of the notes could be highly dilutive to our shareholders.

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.
On July 2, 2012, we issued and sold $12.0 million in principal amount of Senior Convertible Notes due on September 1, 2013 (the “Convertible Notes”) and Warrants to the purchasers of the Convertible Notes giving them the right to purchase up to an aggregate of 18,750,000 shares of our common stock at an exercise price of $0.384 per share (the “Warrants”).  The purchasers of the Convertible Notes and Warrants were Kingsbrook Opportunities Master Fund LP, Hudson Bay Master Fund Ltd., Empery Asset Master Ltd., Hartz Capital Investments, LLC and Iroquois Master Fund Ltd.  The aggregate purchase price of the Convertible Notes and Warrants was $12.0 million. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock at $0.352 per share, subject to adjustment.  For additional information regarding the Convertible Notes and the Warrants, please see our Current Report on Form 8-K filed on July 2, 2012.

2.
On August 30, 2012, we elected to make our first monthly installment payment under the Senior Convertible Notes in shares of our common stock.  Accordingly, on August 31, 2012, we issued 5,059,163 shares of our common stock to the five holders of the Senior Convertible Notes in satisfaction of the $1,240,000 monthly installment payment that was due and payable on October 1, 2012.

The offers and sales of securities described in paragraphs 1 and 2 above were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, including pursuant to Rule 506 thereunder.  Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered.

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

101.1
The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Shareholders’ Deficit for the nine months ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 13, 2012	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)