Form 10-K
period 2012-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2013-02-26
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $24,652,119. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.30 per share, the closing price of the common stock as reported on the OTC Bulletin Board on June 30, 2012 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2012 is deemed to be an affiliate.  The number of shares of common stock outstanding as of February 20, 2013 was 255,929,106.

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

The comparatively high yield strength of bulk Liquidmetal alloys means that a high amount of stress must be exerted to create permanent deformation. However, because the yield strength is so high, the yield strength of many of our bulk Liquidmetal alloys compositions is very near their ultimate strength, which is the measure of stress at which total breakage occurs. Therefore, very little additional stress may be required to break an object made of bulk Liquidmetal alloys once the yield strength is exceeded. Although we believe that the yield strength of many of our bulk alloys exceeds the ultimate strength of most other commonly used alloys and metals, our bulk alloys may not be suitable for certain applications, such as pressurized tanks, in which the ability of the material to yield significantly before it breaks is more important than its strength advantage. Additionally, although our bulk alloys show a high resistance to crack initiation because of their very high strength and hardness, certain of our bulk alloys are sensitive to crack propagation under certain long-term, cyclical loading conditions. Crack propagation is the tendency of a crack to grow after it forms. We continue to develop new alloy compositions that have improved material properties to overcome these limitations.

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

Notwithstanding the foregoing advantages, our bulk Liquidmetal alloys possess certain limitations relative to processing. The beneficial processing features of our bulk alloys are made possible in part by the alloys’ relatively low melting temperatures. Although a lower melting temperature is a beneficial characteristic for processing purposes, it renders certain bulk alloy compositions unsuitable for certain high-temperature applications, such as jet engine exhaust components. Additionally, the current one-inch thickness limitation of our zirconium-titanium bulk alloy renders our alloys currently unsuitable for use as structural materials in large-scale applications, such as load-bearing beams in building construction. We continue to engage in research and development with the goal of developing processing technology and new alloy compositions that will enable our bulk alloys to be formed into thicker objects.

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

Our Strategy

The key elements of our strategy include:

●
Focusing Our Marketing Activities on Select Products with Optimized Gross-Margins.  We have and continue to focus our marketing activities on select products with optimized gross margins for the long term.  This strategy is designed to align our product development initiatives with our processes and cost structure, and to reduce our exposure to more commodity-type product applications that are prone to unpredictable demand and fluctuating pricing.  Our focus is primarily on products that possess design features that take advantage of our existing and developing manufacturing technology and that command a price commensurate with the performance advantages of our alloys.  In addition, we will continue to engage in prototype manufacturing, both for internally manufactured products and for products that will ultimately be licensed to or manufactured by third parties.

●
Pursuing Strategic Partnerships In Order to More Rapidly Develop and Commercialize Products.  We have and continue to actively pursue and support strategic partnerships that will enable us to leverage the resources, strength, and technologies of other companies in order to more rapidly develop and commercialize products.  These partnerships may include licensing transactions in which we license full commercial rights to our technology in a specific application area, or they may include transactions of a more limited scope in which, for example, we outsource manufacturing activities or grant limited licensing rights.  We believe that utilizing such a partnering strategy will enable us to reduce our working capital burden, better fund product development efforts, better understand customer adoption practices, leverage the technical and financial resources of our partners, and more effectively handle product design and process challenges.

●
Advancing the Liquidmetal® Brand. We believe that building our corporate brand will foster continued adoption of our technology.  Our goal is to position Liquidmetal alloys as a superior substitute for materials currently used in a variety of products across a range of industries. Furthermore, we seek to establish Liquidmetal alloys as an enabling technology that will facilitate the creation of a broad range of commercially viable new products. To enhance industry awareness of our company and increase demand for Liquidmetal alloys, we are engaged in various brand development strategies that could include collaborative advertising and promotional campaigns with select customers, industry conference and trade show appearances, public relations, and other means.

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

Components for Non-Consumer Electronic Products

We design, develop and produce components for non-consumer electronic devices utilizing our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these components in certain applications.  Our strategic focus is primarily on parts that command a price commensurate with the performance advantages of our alloys.  These product categories in the non-consumer electronics field include, but are not limited to, parts for high end printers, commercial imaging devices, aerospace components, medical devices, automotive components and industrial machines.  We believe that there are multiple applications and opportunities in the non-consumer electronics product category for us to produce parts that command the higher margin and premium prices consistent with our core business strategy.

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

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which, for a one time license fee, we granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize our intellectual property in the field of “consumer electronic” products, as defined in the license agreement.  As a result, we will not pursue application of our bulk Liquidmetal alloys in the consumer electronics field.  However, we continue to work with Apple to develop and advance research and development in the amorphous alloy space to benefit both consumer and non-consumer electronics fields.  For more information regarding our transaction with Apple, see “ – Significant Transactions” below.

Aerospace and Defense

We design and develop components for aerospace and defense customers to meet their requirements for complex, high strength parts with precision tolerances through our near net-shape molding process. Some of the parts we have developed cannot be made by any other conventional fabrication process, offering designers of high performance, mission critical systems unique alternatives.

Because of the high degree of uniformity and consistency of our volume molding process, we are able to reduce significant costs associated with machining and verifying the dimensional tolerances of high precision parts and post-fabrication steps required to apply highly polished surfaces. Additional key properties for the aerospace and defense market are Liquidmetal’s tensile strength, hardness, wear resistance, resistance to corrosion, and Liquidmetal’s unique properties associated with explosives and munitions.

The many high value and specialized applications within the aerospace and defense industry present significant opportunities for our technology and solutions, and as they are designed into key systems, will provide us with potential long-term revenue streams.

Sporting Goods and Leisure Products

We are developing a variety of applications for Liquidmetal alloys in the sporting goods and leisure products area.

In the sporting goods industry, we believe that the high strength, hardness, and elasticity of our bulk alloys have the potential to enhance performance in a variety of products including but not limited to golf clubs, tennis rackets and skis.  We further believe that many sporting goods products are conducive to our strategy of focusing on high-margin products that meet our design criteria.

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

Licensing Transactions

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

Under the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000,000 and (ii) warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.22 per share which expire on June 1, 2017. All of the shares of common stock issuable upon exercise of the warrants is subject to a lock-up period through December 31, 2016.

Apple License Transaction

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

Other License Transactions

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

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf.  This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf.  Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

In June 2003, the Company entered into an exclusive license agreement with LLPG, Inc. (“LLPG”).  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  The exclusive license agreement with LLPG expires on December 31, 2021.

In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a perpetual non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products.  In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, and the Company’s license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. The Company will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch.  The license agreement with Swatch will expire on the expiration date of the last licensed patent.

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

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have acquired patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech.  In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2013 and 2028. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. As of December 31, 2012, our internal research and development efforts are conducted by a team of four scientists and engineers each of whom we either employ directly or engage as a consultant.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2012, and 2011 were $0.943 million and $1.1 million, respectively.

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

Customers

During 2012, there were 3 major customers, who together accounted for 70% of our revenue.  During 2011, there were three major customers, who together accounted for 66% of our revenue.  In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. To that end, we have hired additional business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products.  We currently have 3 full-time employees and 1 contractor engaged in sales and marketing activities.

Employees

As of December 31, 2012, we had 19 full-time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Golf Subsidiary

From 1997 until September 2001, we were engaged in the retail marketing and sale of golf clubs through a majority owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001. However, in December 2012, we recommenced activities and discussions with potential partners regarding the development of golf club components for golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

Our Liquidmetal Golf subsidiary has the exclusive right and license to utilize our Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf. In consideration of this license, Liquidmetal Golf has issued 4,500,000 shares of Liquidmetal Golf common stock to Liquidmetal Technologies, which comprises of Liquidmetal Technologies’ 79% ownership interest in Liquidmetal Golf.

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

We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations through the end of 2013.  We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of its control, including the nature and design of the component, the customer’s specifications, and required delivery schedules. Such factors may require that we raise additional funds to support our operations beyond 2013. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations.

Our indebtedness reduces our financial flexibility and could impede out ability to operate.

In a private placement completed on July 2, 2012, we issued an aggregate of $12.0 million in principal amount of senior convertible notes (the “Convertible Notes”).  The Convertible Notes are payable in twelve equal monthly installments which began in October 2012.  Although the Convertible Notes are payable through the issuance of shares of our common stock to holders of the Convertible Notes, the ability to issue stock in satisfaction of the note payments is subject to various conditions (including trading volume conditions) that we may not be able to meet.  In such event, we could be required to use cash to repay some or all of a portion of the Convertible Notes, and we may not have the funds to make such payments when due.

To date, we have not met the conditions for paying the installment payments under the Convertible Notes in shares of stock, but the holders of such notes have waived such conditions, and there is no assurance that they will continue to waive such conditions in the future.  Even if we do have the funds to make cash payments in satisfaction of the installment payments due under the Convertible Notes, the payments may adversely affect our ability to fund our operations.  Additionally, documents relating to the issuance of the Convertible Notes impose certain restrictive covenants on us that may impede our ability to operate our company.  For example, they prevent us from incurring additional debt, with certain exceptions, while the Convertible Notes are still outstanding.  Even if we have the right to satisfy the Convertible Notes by issuing shares of our common stock, the shares issued to the holders of the Convertible Notes could be highly dilutive to our shareholders.

We anticipate that we will make payments on the Convertible Notes in shares of our common stock, which could be highly dilutive to holders of our common stock.

We do not believe that we have the financial ability to make all payments on the Convertible Notes in cash when due. Accordingly, we intend to make such payments in shares of our common stock to the greatest extent possible. Because the price at which we will issue shares to the notes will vary with the market price of our common stock, the repayment of the Convertible Notes with shares of our common stock will be highly dilutive.

We have incurred significant operating losses in the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant cumulative operating losses since our inception.  Our operating loss for the fiscal year ended December 31, 2012 was $11.8 million while our operating loss for the fiscal year ended December 31, 2011 was $6.5 million.  We had an accumulated deficit of approximately $189.9 million at December 31, 2012. Of this accumulated deficit, $52.1 million was attributable to losses generated by our discontinued parts manufacturing and coatings businesses.  We anticipate that we may continue to incur operating losses for the foreseeable future.  Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

We have entered into an exclusive manufacturing arrangement with Visser Precision Cast, LLC.

Pursuant to the terms of a manufacturing services agreement dated June 1, 2012 (the “Visser Manufacturing Services Agreement”) between the Company and Visser Precision Cast, LLC (“Visser”), we have engaged Visser as our exclusive manufacturer of conventional products and components and licensed products and components, which are products and components using or incorporating any of our intellectual property for all fields of use other than consumer electronic products and fields of use covered by exclusive licenses and sublicenses existing on the date of the Visser Manufacturing Services Agreement (such intellectual property, the “LMT Technology”).  We have further agreed that we will not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations using the LMT Technology, except for certain limited exceptions.  The term of the Visser Manufacturing Services Agreement is perpetual.  Pursuant to the terms of a sublicense agreement dated June 1, 2012 between our company and Visser, we agreed to sublicense to Visser, on a fully-paid up, royalty-free, irrevocable, perpetual, worldwide basis, all rights held by us in the LMT Technology.  In addition, Visser has a right of first refusal over any proposed transfer by us of LMT Technology pursuant to any license, sublicense, sale or other transfer, other than a license to a machine or alloy vendor.

A disruption of the operations of Visser could cause significant delays in shipments of our products and may adversely affect our revenue, cost of goods sold and results of operations.  Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of its control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.

We primarily rely on sole source suppliers for mold making, manufacturing and alloying of our bulk amorphous alloy and parts, as well as the manufacturing of our bulk amorphous alloy production machines.

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

Our bulk amorphous alloy production machines are manufactured by limited suppliers.  Orders for additional machines are estimated to be built with a 26-week lead time.  If our bulk alloy parts supplier requires more production machines to manufacture customer parts due to an unexpected demand, we may experience delays in shipment, increased cost of goods sold or loss in revenues.  Additionally, in the event of a disruption in the operations of our production machine suppliers, our bulk alloy parts supplier may not have a secondary machine manufacturer immediately available.  Such an event could cause significant delays in fulfilling customers’ orders and may adversely affect our revenue, cost of goods sold and results of operations.

We rely on a supplier that has limited experience in manufacturing our products, and our supplier may encounter manufacturing problems or delays or may be unable to produce sufficient, high-quality products at acceptable costs.

We rely on our supplier to manufacture all of our Liquidmetal alloy products, including products that we develop in conjunction with our customers.  Our supplier has limited experience in manufacturing our products and may be required to manufacture a range of products in high volumes while ensuring high quality and consistency.  We cannot assure you that our supplier will be able to meet all of our manufacturing needs.  We also cannot assure you that our supplier will be able to produce the intended products with the production yields, quality controls, and production costs that we currently assume.

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

Our ability to generate revenue from new customers is generally affected by the amount of time it takes for us to, among other things:

●	identify a potential customer and introduce the customer to Liquidmetal alloys;

●	work with the customer to select and design the parts to be fabricated from Liquidmetal alloys;

●	make the molds and tooling to be used to produce the selected part;

●	make prototypes and samples for customer testing;

●	work with our customers to test and analyze prototypes and samples; and

●	with respect to some types of products, such as medical devices, obtain regulatory approvals.

We believe that our average sales cycle (the time we deliver a proposal to a customer until the time our customer fully integrates our Liquidmetal alloys into its product) could be a significant period of time. Our history to date has demonstrated that the sales cycle could extend beyond two years. The time it takes to transition a customer from limited production to full-scale production runs will depend upon the nature of the processes and products into which our Liquidmetal alloys are integrated.  Moreover, we have found that customers often proceed very cautiously and slowly before incorporating a fundamentally new and unique type of material into their products.

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

The future growth and success of our Liquidmetal alloy business will depend in part on our ability to establish and retain a technological advantage over other materials for our targeted applications. For many of our targeted applications, we will compete with manufacturers of similar products that use different materials many of which have substantially greater financial and other resources than we do. These different materials may include plastics, zinc, titanium alloys, or stainless steel, among others, and we will compete directly with suppliers of the incumbent material. In addition, in each of our targeted markets, our success will depend in part on the ability of our customers to compete successfully in their respective markets. Thus, even if we are successful in replacing an incumbent material in a finished product, we will remain subject to the risk that our customer will not compete successfully in its own market.

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

Our inability to protect our licenses, patents, trademarks, and proprietary rights in the United States and foreign countries could harm our business.

We own several patents relating to amorphous alloy technology, and we have other rights to amorphous alloy patents through an exclusive license from the California Institute of Technology (“Caltech”).  Our success depends in part on our ability to obtain and maintain patent and other proprietary right protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. Specifically, we must:

●	protect and enforce our owned and licensed patents and intellectual property;

●	exploit our owned and licensed patented technology; and

●	operate our business without infringing on the intellectual property rights of third parties.

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

Other companies or individuals may claim that we infringe their intellectual property rights, which could cause us to incur significant expenses or prevent us from selling our products.

Our success depends, in part, on our ability to operate without infringing on valid, enforceable patents or proprietary rights of third parties and without breaching any licenses that may relate to our technologies and products. Future patents issued to third parties may contain claims that conflict with our patents and that compete with our products and technologies, and third parties could assert infringement claims against us. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of our management and technical personnel. Litigation or interference proceedings could also force us to:

●	stop or delay using our technology;

●	stop or delay our customers from selling, manufacturing or using products that incorporate the challenged intellectual property;

●	pay damages; or

●	enter into licensing or royalty agreements that may be unavailable on acceptable terms.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the SEC XBRL mandate, new SEC regulations and International Financial Reporting Standards (IFRS), are creating uncertainty for public companies. As a result of these new rules and the size and limited resources of our company, we will incur additional costs associated with our public company reporting requirements, and we may not be able to comply with some of these new rules.  In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and this could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

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

As of December 31, 2012, our executive officers, directors and insiders and entities affiliated with them will, in the aggregate, beneficially own approximately 36% of our common stock and 63% of our preferred stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2012, the highest bid price for our common stock was $0.63 per share, while the lowest bid price during that period was $0.10 per share.  The trading price of our common stock could continue to fluctuate widely due to:

●	limited current liquidity and the possible need to raise additional capital;

●	quarter-to-quarter variations in results of operations;

●	announcements of technological innovations by us or our potential competitors;

●	changes in or our failure to meet the expectations of securities analysts;

●	new products offered by us or our competitors;

●	announcements of strategic relationships or strategic partnerships;

●	future sales of common stock, or securities convertible into or exercisable for common stock;

●	adverse judgments or settlements obligating us to pay damages;

●	future issuances of common stock in connection with acquisitions or other transactions;

●	acts of war, terrorism, or natural disasters;

●
industry, domestic and international market and economic conditions, including the global macroeconomic downturn over the last three years and related sovereign debt issues in certain parts of the world;

●	low trading volume in our stock;

●	developments relating to patents or property rights;

●	government regulatory changes; or

●	other events or factors that may be beyond our control.

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

●
authorize our board of directors, without stockholder approval, to issue up to 10,000,000 shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent a takeover attempt;

●	limit stockholders’ ability to call a special meeting of our stockholders; and

●	establish advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by stockholders at stockholder meetings.

The provisions described above, as well as other provisions in our certificate of incorporation, our bylaws, and Delaware law could delay or make more difficult transactions involving a change in control of us or our management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office and principal research and development offices are located in Rancho Santa Margarita, California and consist of approximately 15,000 square feet. We occupy this facility pursuant to a lease agreement that expires in April 2016.  We currently expect that the foregoing facility will meet our anticipated research, warehousing, and administrative needs for the foreseeable future.

Item 3. Legal Proceedings

The Company has no material legal proceedings currently pending.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LQMT.”  On February 20, 2013, the last reported sales price of our common stock was $0.09 per share.  As of February 20, 2013, we had 216 active record holders of our common stock.

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

2012	High	Low
Fourth Quarter	$0.19	$0.10
Third Quarter	$0.33	$0.18
Second Quarter	$0.63	$0.15
First Quarter	$0.35	$0.12

2011	High	Low
Fourth Quarter	$0.23	$0.12
Third Quarter	$0.51	$0.17
Second Quarter	$0.63	$0.41
First Quarter	$0.84	$0.42

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

Our revenues are derived from i) selling our bulk Liquidmetal alloy products, which include non-consumer electronic devices, medical products, automotive components, and sports and leisure goods; ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development;  iii) product licensing and royalty revenue, and iv) research and development revenue.  We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

SIGNIFICANT TRANSACTIONS

July 2012 Private Placement

On July 2, 2012, we entered into a private placement transaction (the “July 2012 Private Placement”) for $12 million in principal amount of senior convertible notes due on September 1, 2013.  The notes are convertible at any time at the option of the holders into shares of our common stock at a conversion price of $0.352 per share.  In the event that we issue or sell shares of our common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to such lower price, subject to customary exceptions.  The notes bear interest at 8% per annum and are payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.  Each monthly installment payment may be made in cash, shares of our common stock, or a combination thereof.  If paid in shares, such shares will be valued at the lower of (i) the then applicable conversion price or (ii) a price that is 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of our common stock during the twenty trading day period ending on the payment date or the date on which we elect to pay in shares, whichever is lower (the “Measurement Period”).  Our ability to make such payments with shares of our common stock will be subject to certain conditions, including (i) a minimum of $250,000 in average daily trading volume during the Measurement Period, (ii) a minimum of $150,000 in daily trading volume during each day during the Measurement Period, with certain exceptions, and (iii) the effectiveness of a resale registration statement with respect to the shares.  As of December 31, 2012, we issued 50,171,418 shares of common stock in satisfaction of five monthly installments that were due during 2012 under the July 2012 Private Placement.

As a part of the July 2012 Private Placement, we issued warrants to purchase 18,750,000 shares of our common stock at an exercise price of $0.384 per share, and such warrants first became exercisable within six months of the issuance date thereof.  In the event that we issue or sell shares of our common stock for a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price may be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date.  All of the warrants will expire on July 2, 2017.

June 2012 Visser MTA Agreement

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

Under the financing component of the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3.0 million , (ii) warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.22 per share which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2.0 million which was convertible into shares of common stock at a conversion rate of $0.22 per share.  The Promissory Note was issued pursuant to a $2.0 million loan facility made available by Visser, but no borrowings were made by us under this loan facility, as the deadline for making borrowings under the facility expired on November 15, 2012. All of the shares of common stock issuable upon exercise of the warrants is subject to a lock-up period through December 31, 2016.

On January 17, 2012, February 27, 2012, March 28, 2012 and April 25, 2012, we issued 8% unsecured, bridge promissory notes to Visser that were due upon demand in the amount of $200,000, $200,000, $350,000 and $300,000, respectively.  The aggregate principal amount of $1,050,000 and accrued interest under the bridge promissory notes were all paid off on June 1, 2012 by utilizing a portion of the proceeds received under the financing component of the Visser MTA Agreement.

Apple License Transaction

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

Under the agreements relating to the license transaction with Apple, we are obligated to contribute all intellectual property that we developed through February 2012 (which was subsequently amended to extend through February 2014) to CIP. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Other License Transactions

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

Our Liquidmetal Golf subsidiary has the exclusive right and license to utilize our Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf.  This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf.  We own 79% of the outstanding common stock in Liquidmetal Golf.

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

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a perpetual non-exclusive license to our technology to produce and market watches and certain other luxury products.  In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, and our license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. We will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch.  The license agreement with Swatch will expire on the expiration date of the last licensed patent.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2012 and 2011

	For the years ended December 31,
	2012		2011
	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$591		$572
Licensing and royalties	59		400
Total revenue	650		972

Cost of revenue	354	54%	373	38%
Gross margin	296	46%	599	62%

Selling, marketing, general and administrative	4,850	746%	4,243	437%
Research and development	943	145%	1,120	115%
Manufacturing contract costs	6,300	969%	-	-
Settlement expense	-	-	1,713	176%
Total operating expense	12,093		7,076

Operating loss	(11,797)		(6,477)

Change in value of warrants, gain	6,547		1,328
Change in value of embedded conversion feature liability, gain	4,931		-
Debt discount amortization expense	(11,949)		-
Financing costs	(1,355)		-
Other income	34		26
Interest expense	(459)		(90)
Interest income	23		22
Gain on disposal of subsidiary, net	-		12,109
Loss from operations of discontinued operations, net	-		(763)

Net income (loss)	$(14,025)		$6,155

In discussing our results of our operations, we have categorized the specific items of our statements of operations into various categories to facilitate the understanding of our core business operations.  Explanations of each category as well as analyses of specific items contained in that category are discussed below:

Operating revenue and expenses

Operating revenue and expenses category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

Revenue. Our revenues are segregated into two types representing i) Products which contain revenues related to our bulk alloy manufacturing business and ii) Licensing and royalties which contain revenues related to our bulk alloy licensing business.

Total revenue decreased by $322 thousand to $650 thousand for the year ended December 31, 2012 from $972 thousand for the year ended December 31, 2011.  The decrease is primarily attributable to a one-time license fee from Swatch in the amount of $381 thousand that was recognized in 2011.  This decrease was slightly offset by an increase in our Products revenue from prototype and other revenue from our manufacturing business in 2012.

Cost of revenue, products.  Cost of revenue was $354 thousand, or 54% of total revenue, for the year ended December 31, 2012 from $373 thousand, or 38% of total revenue, for the year ended December 31, 2011. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have variable cost percentages relative to revenue. As we begin increasing our revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our cost of revenue percentages to stabilize and be more predictable.

Gross margin.  Our gross margin decreased by $303 thousand from $599 thousand as of December 31, 2011 to $296 thousand as of December 31, 2012.  Our gross margin percentage decreased from 62% as of December 31, 2011 to 46% as of December 31, 2012.  These decreases are primarily the result of the $381 thousand one-time Swatch license recognized in 2011.

In order to evaluate our margins more thoroughly, we must look to revenue and costs related to our products category of revenue.   So excluding Licensing and royalties revenue in our gross margin calculation, the gross margin for our Products category of revenue is $237 thousand or 40% for the year ended December 31, 2012 and $199 thousand or 35% for the year ended December 31, 2011.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $607 thousand to $4.9 million, or 746% of revenue, for the year ended December 31, 2012 from $4.2 million, or 437% of revenue, for the year ended December 31, 2011.  The increase from the prior year was mainly due to additional payroll and recruiting expenses for new hires including an Executive Vice President of Business Development and Operations and a Sales Engineer to facilitate the adoption of our technology.  We also paid board fees for 2011 and 2012 in fiscal year 2012.  We expect to invest further in our selling efforts by expanding our marketing and sales programs, as well as adding new headcount in our sales department.

Research and Development Expenses. Research and development expenses decreased by $177 thousand to $943 thousand, or 145% of revenue, for the year ended December 31, 2012, from $1.1 million, or 115% of revenue, for the year ended December 31, 2011.  We spent less in production supplies and consulting services resulting in the decrease in this expense category, but we continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.  We have hired a new Vice President of Engineering at the end of 2012, and we expect to invest further in our research and development efforts to facilitate the adoption of our technology.

Manufacturing contract costs.  Manufacturing contract costs consist of a one-time $6.3 million non-cash expense for the year ended December 31, 2012 related to the discount pricing that Visser received under the Visser MTA Agreement. The $6.3 million was determined by taking the $0.21 difference between our weighted average $0.31 stock price at the time of issuances of our common stock and the $0.10 per share actual purchase price, multiplied by the 30,000,000 shares issued to Visser.

Settlement expense.  Settlement expense consists of a one-time expense of $1.7 million for the year ended December 31, 2011, in satisfaction of a legal settlement with SAGA.  We did not incur any settlement expense for the year ended December 31, 2012.

Operating loss.  Operating loss increased by $5.3 million from $6.5 million for the year ended December 31, 2011 to $11.8 million for the year ended December 31, 2012.  Excluding the one-time manufacturing contract costs and settlement expense, Operating loss increased by $733 thousand from a loss of $4.8 million for the year ended December 31, 2011 to a loss of $5.5 million for the year ended December 31, 2012.  As discussed above, the increase in our operating loss, excluding one-time expenses, is primarily related to a decrease in Total revenue and an increase in operating expense categories from 201l to 2012.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology.  Until that time where we can either i) increase our revenues with shipments of routine, commercial parts through our third party contract manufacturer or ii) obtain significant licensing revenues, we expect to have operating losses for the foreseeable future.

Non-operational expenses

Our income statement contains various, significant items that are non-operational in nature.  These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in value of warrants, gain.  The change in value of warrants was a non-cash gain of $6.5 million, for the year ended December 31, 2012, which resulted from periodic valuation adjustments for warrants issued in connection with the Visser MTA Agreement and the July 2012 Private Placement. The significant increase during the year ended December 31, 2012 compared to the gain of $1.3 million during the year ended December 31, 2011 was primarily due to the decrease in our stock price during the second half of 2012 from $0.32 as of June 30, 2012 to $0.10 as of December 31, 2012.  Changes in the value of our warrants are non-cash and do not affect the operations of our business.

Change in value of embedded conversion feature liability, gain. Change in value of embedded conversion feature liability was a non-cash gain of $4.9 million for the year ended December 31, 2012. The change in value of embedded conversion feature liability is mainly due to changes in our stock price, similar to the foregoing fluctuation in the change in value of warrants, associated with the valuation of our embedded conversion feature liability related to convertible note under the July 2012 Private Placement (see “--Significant Transactions").

Financing costs.  Financing costs consist of $1.4 million of non-cash expense for the year ended December 31, 2012, related to the booking of our warrant liability for the issuance of 15,000,000 warrants to Visser at an exercise price of $0.22 per share under the Visser MTA Agreement (see “--Significant Transactions”).

Other income.  Other income was $34 thousand for the year ended December 31, 2012, and $26 thousand for the year ended December 31, 2011. Other income is primarily due to gains on settlements on accounts payable for less than face value.

Debt discount amortization expense. Debt discount amortization expense was $11.9 million of non-cash expense for the year ended December 31, 2012. Debt discount amortization expense primarily relates to the amortization of $12 million of original debt discount over the term of the senior convertible notes issued as part of the July 2012 Private Placement along with its issuance costs. The amount includes amortization of debt discount of $7.4 million under the effective interest method and a one-time amortization of debt discount of $1.9 million for the year ended December 31, 2012.

Interest expense. Interest expense was $459 thousand for the year ended December 31, 2012 and was $90 thousand for the year ended December 31, 2011. Interest expense for the year ended December 31, 2012 consists of the 8% interest related to the senior convertible notes issued as part of the July 2012 Private Placement. Interest expense for the year ended December 31, 2011 primarily consisted of interest accrued on the $1.7 million SAGA promissory note.

Interest income. Interest income was $23 thousand and $22 thousand for the year ended December 31, 2012 and 2011, respectively, from interest earned on cash deposits.

Gain on disposal of subsidiaries.  Gain on disposal of subsidiaries of $12.1 million for the year ended December 31, 2011 was due to the sale of Advanced Metals Materials (“AMM”), our China subsidiary, the sale of Liquidmetal Technologies, Korea (“LMTK”), our Korea subsidiary, and the divestment of Liquidmetal Coatings (“LMC”), our Coatings subsidiary.  The gain on disposal was mainly attributed to the write-off of net liabilities of $10.7 million related to LMC upon deconsolidation and $2.9 million net write-off of investments in AMM and LMC and foreign exchange translation related to LMTK offset by a $1.4 million of loss from write-off of investment and net assets in LMTK. Our gains on disposals of our subsidiaries were mainly the result of write-offs of assets and liability accounts and are non-cash in nature.

Loss from discontinued operations. Loss from discontinued operations of $763 thousand for the year ended December 31, 2011 consisted of the losses from operations of our discontinued subsidiaries. Our discontinued subsidiaries were either sold or de-consolidated as of December 31, 2011.

Net income (loss).  Due to the significant impact of our non-recurring, non-cash and non-operating expenses discussed above, our net loss of $14.0 million as of December 31, 2012 and net income of $6.2 million as of December 31, 2011 are reflective of significant fluctuations that are unrelated to the operations of our bulk alloy business.  Our “Operating loss, excluding non-recurring expenses” should be reviewed in conjunction with our net income (loss) for a more thorough review of our core business operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash used in continuing operations was $5.2 million for the year ended December 31, 2012, while cash used in continuing operations was $5.1 million for the year ended December 31, 2011.  Our cash used in investing activities was $86 thousand for the year ended December 31, 2012 primarily from purchase of property and equipment. Our cash provided by financing activities of continuing operations was $12.3 million for the year ended December 31, 2012 primarily from convertible debt issuance.  As of December 31, 2012, our cash balance was $7.2 million.

On July 2, 2012, we entered into definitive agreements relating to a private placement of $12.0 million in principal amount of Senior Convertible Notes due on September 1, 2013 and Warrants to the purchasers of such Convertible Notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of our common stock at an exercise price of $0.384 per share.  At December 31, 2012, the outstanding principal and accrued but unpaid interest under the Convertible Notes was $7.0 million.

We anticipate that our current capital resources, together with income from operations, will be sufficient to fund our operations through the end of 2013.  We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.  Such factors will likely require that we raise additional funds to support our operations beyond 2013.  There is no assurance that we will be able to raise such additional funds on acceptable terms, if at all.  If we raise additional funds by issuing securities, existing stockholders may be diluted.  If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease our operations entirely.  As a result of these and other factors, our independent registered public accounting firm has indicated, in their audit opinion on our 2012 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company.  As of December 31, 2012, the Company did not have any off-balance sheet arrangements.

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

●
We value our long-lived assets at lower of cost or fair market value.  Management reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets.  There were no impairment losses during the years ended December 31, 2012 and 2011.

●
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

●
We account for our outstanding warrants and the embedded conversion feature of our senior convertible notes as derivatives in accordance with FASB ASC 815-10, Derivatives and Hedging, and FASB ASC 815-40, Contracts in Entity’s Own Equity.  Fair values of warrants and embedded conversion features are measured at each period end using Black-Scholes and Monte Carlo Simulation pricing models and changes in fair value during the period are reported in our earnings.

●
We record debt discount based on a valuation that is derived from a combination of the fair value of warrants and embedded conversion features in accordance with FASB ASC 815-10, Derivatives and Hedging, and FASB ASC 815-40, Contracts in Entity’s Own Equity.  Once the original valuation is determined, we utilize the effective interest method to amortize the debt discount over the life of our senior convertible notes.

●
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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements of net income.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  Our adoption of this guidance on January 1, 2012 did not have a significant impact on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  Our adoption of this guidance on January 1, 2012 did not have a significant impact on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2012 (the end of the period covered by this report).

Changes in Internal Controls. Based on a restatement of our consolidated financial statements disclosed in our 2011 Form 10K, our independent registered public accounting firm had identified a material weakness in the Company’s internal control assessment process in relation to the financial statement impact of issuance and modification of equity instruments as of December 31, 2011.

During 2012, we have changed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to mitigate the risk of material misstatements related to the issuance and modification of equity instruments.  We believe that these changes provide the basis of our assessment of internal controls as indicated in our evaluation of internal controls over financial reporting as of December 31, 2012 below.

Management’s Report on Internal Control over Financial Reporting.  The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of the company’s internal control over financial reporting using the Internal Control-Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012. Management has not identified any material weaknesses in the company’s internal control over financial reporting as of December 31, 2012.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of February 26, 2013:

Name	Age	Position

Thomas Steipp	63	President, Chief Executive Office and Director

Tony Chung	43	Chief Financial Officer

Ricardo Salas	49	Executive Vice-President and Director

Bruce Bromage	59	Executive Vice-President of Business Development and Operations

Abdi Mahamedi	50	Chairman of the Board

Mark Hansen	58	Director

Scott Gillis	59	Director

Bob Howard-Anderson	56	Director

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

Ricardo Salas began serving as our Executive Vice President in December 2008 and began serving on our board of directors in October 2010.  He previously served as our Chief Executive Officer and President from December 2005 through October 2006 and from October 2006 to December 2008, he served as an independent consultant to the Company.  Mr. Salas also served on our board of directors from April 1995 to May 2003.  From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry.  He served as a director of CyberDefender Corporation which provides Internet security technology and remote PC repair services to the consumer and small business market, and MED3000 Group, Inc., a national provider of healthcare management and technology services.  He currently serves as Director of VillageEDOCS, a technology company providing software-as-a-service to financial services, healthcare and various other industries.  Mr. Salas received a B.A. degree in Economics from Harvard College in 1986.  Our board of directors believes that Mr. Salas’ experience and background make him a qualified and valuable member of our board of directors.  In addition to Mr. Salas’s prior experience as our director and executive officer, he has extensive knowledge working with technology-based companies.  His background working with investors, leading acquisition activities and negotiating transactions make him a valuable resource for our Company.

Bruce Bromage was elected by our board of directors to serve as Executive Vice President of Business Development and Operations in November 2012 after serving as a Strategic Marketing and Operations consultant with the company since June 2012. From April 2002 to August 2010, Dr. Bromage served as Executive Vice President and General Manager of Symmetricom, a publicly traded provider of products for communications infrastructure and systems and was an Officer of the Company. Responsibilities during his eight years with the company included Corporate Strategy, M&A Integration, Information Technology, and General Management of the Timing, Test and Measurement Division and the Technology Realization Center.  Prior to Symmetricom, Dr. Bromage held senior executive positions with two high-technology startups and managed Strategic Business Development with Hewlett Packard. Dr. Bromage received his Ph.D. in Cognitive Psychology from the University of California, Santa Barbara in 1981 and has completed executive programs with the Stanford Graduate School of Business. Our board of directors believes that Dr. Bromage’s experience and background make him a qualified and valuable member of our executive management team.  In particular, his prior experience in start-up companies, developing new technologies and business models and his extensive knowledge in acquisitions and negotiations make him a valuable resource for our Company.

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

Mark Hansen began serving on our board of directors in February 2011 and has been the chairman of the compensation committee and nominating and corporate governance committee and a member of the audit committee of our board of directors since August 2011.  Mr. Hansen brings thirty plus years of executive management experience serving consumers through retail, foodservice and consumer package goods venues.  Mr. Hansen has been with Cobalt Development Partners, LLC since 2003 and is presently the Managing Partner.  The firm focuses on the development of emerging consumer and intellectual property companies.  From June 1997 to September 1998, Mr. Hansen served as the President and CEO of SAM’s Club, which generated $23 billion in revenue with 75,000 employees and from November 1989 to June 1997, the President and CEO of PETsMART, the country’s largest retailer of pet supplies and services.  Mr. Hansen’s previous and present board of director positions include Applebee’s Restaurants, Amazon.com, Swander Pace Capital, Pet360.com and Arizona State University Business School Dean’s Counsel.  Mr. Hansen received his Bachelor’s Degree in Fine Arts from Roosevelt University in 1976.  Our board of directors believes that Mr. Hansen’s experience and background make him a qualified and valuable member of our board of directors.  In particular, Mr. Hansen’s background working with multi-million dollar corporations and other experience in the service sector including pharmacy, optical, veterinary hospitals and small business service centers make him a valuable resource for the Company.

Scott Gillis currently serves as an operations & systems executive for American International Group, Inc., as Global Head of its SAP Center of Excellence. Before assuming this role in 2012, Mr. Gillis served AIG's Life & Retirement business, SunAmerica Financial Group, as Senior Vice President of Finance, as Treasurer, and as CFO of SunAmerica's retirement services businesses. He has served many years on the boards of a number of SunAmerica companies, including SunAmerica Life Insurance Company, SunAmerica Annuity and Life Assurance Company, First SunAmerica Life Insurance Company, Variable Annuity Life Insurance Company, AIG Advisor Group Inc, SunAmerica Affordable Housing Partners Inc, SunAmerica Investments Inc., SunAmerica Capital Services Inc.  and Western National Life Insurance Company. Mr. Gillis began his career at SunAmerica as Director of Audit.  From 1989 to 1995 he served as Vice President and Controller of the SunAmerica Life Companies. He was promoted to Senior Vice President and Controller in 1996, elected a director in 2000, and then CFO in 2003.  He was elected Vice President of SunAmerica Inc. in 1998, made Controller in 2000, promoted to Senior Vice President in 2001 and named CFO in 2004.  In 2011, he was named a Senior Vice President of SunAmerica Financial Group.  Our board of directors believes that Mr. Gillis’ experience and background make him a qualified and valuable member of our board of directors.  In particular, Mr. Gillis’ background working in multi-million dollar companies in the financial industry and experience in the financial sector make him a valuable resource for the Company.  In addition, our board of directors believes that his 37 years of experience with financial reporting and financial statements, and two decades of experience with SEC filings and financial statements will make him a valuable member of the audit committee of our board of directors.

Bob Howard-Anderson began serving on our board of directors in February 2013. Since 2002, Mr. Howard-Anderson served as President and CEO of Occam Networks, a leading provider of broadband access solutions, until its acquisition by Calix Inc. in February 2011. Previously, Mr. Howard-Anderson served as Vice President of Product Operations at Procket Networks from 2000 to 2002, where he was responsible for R&D, product management and manufacturing operations. Prior to that, Mr. Howard-Anderson was Vice President of Engineering for Sun Microsystems Inc., responsible for developing and introducing a broad portfolio of products. Prior to Sun Microsystems, he served as Vice President of Engineering at First Pacific Networks as well as Network Equipment Technology. He also held management positions at Bolt Baranek and Newman (BBN) and Octocom Inc. Mr. Howard-Anderson holds a BS in Electrical Engineering and Physics from Tufts University. Our board of directors believes that Mr. Howard-Anderson’s experience and background make him a qualified and valuable member of our board of directors.  In particular, his more than 30 years of experience in the data and telecommunication equipment industries managing large R&D and product development initiatives, as well as his experience managing startup companies to profitability will make him a valuable member of our board of directors.

Term of Office for Directors

Each director serves a term of one-year until the next ensuing annual stockholder meeting or until his successor is duly elected or his earlier resignation or removal.

Director Independence

Our board of directors presently has six members. Our board of directors has determined that three of its current members, Mr. Hansen, Mr. Gillis and Mr. Howard-Anderson, are “independent directors” as defined under the rules of the NASDAQ Stock Market, Inc. and Rule 10A-3(b)(i) under the Securities Exchange Act of 1934, as amended.

Audit Committee

Our board of directors maintains a standing Audit Committee.  Mr. Gillis serves as the chairman, and Mr. Hansen and Mr. Howard-Anderson serve as a member of the Audit Committee. Mr. Gillis is an “audit committee financial expert” as defined by the rules of the NASDAQ Stock Market, Inc. and Rule 10A-3(b)(i) under the Securities Exchange Act of 1934 applicable to members of an audit committee.  The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2012 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2012.

Code of Ethics

Our board of directors has adopted a written Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions. In addition, we intend to post on our website, www.liquidmetal.com all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers.

Item 11.  Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the company during the year ended December 31, 2012: (i) Thomas Steipp, our President and Chief Executive Officer; (ii) Tony Chung, our Chief Financial Officer; and (iii) Rick Salas, our Executive Vice-President.  These persons are hereafter referred to as our “named executive officers.”  The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2012, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2012 and 2011; (ii) the aggregate grant date fair value of stock and option awards granted during 2012 and 2011, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2012 and 2011 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2012 and 2011; (v) all other compensation for 2012 and 2011; and, finally, (vi) the dollar value of total compensation for 2012 and 2011.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
Thomas Steipp,	2012	$300,000	--	--	$300,000
President and Chief Executive Officer	2011	$300,000	--	--	$300,000

Tony Chung,	2012	$162,000	--	--	$162,000
Chief Financial Officer	2011	$160,000	--	--	$160,000

Ricardo Salas	2012	$240,000	--	--	$240,000
Executive Vice President	2011	$240,000	--	--	$240,000

For a description of the material terms of employment agreements with our named executive officers, see “Employment Agreements” below.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2012, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas Steipp	--	--		--	--	--	3,600,000	$360,000	--	--
Tony	160,000	40,000	(1)	--	$0.09	11/30/2018	--	--	--	--
Chung	100,000	150,000	(2)	--	$0.12	07/11/2020	--	--	--	--
Ricardo Salas	300,000	900,000	(3)	--	$0.12	07/11/2020	--	--	--	--

(1)	The shares underlying this option vest 20% per year starting with the vesting commencement date on December 1 2009 and thereafter.
(2)	The shares underlying this option vest 20% per year starting with the vesting commencement date on July 12, 2011 and thereafter.
(3)	The shares underlying this option vest 20% per year starting with the vesting commencement date on July 12, 2011 and thereafter.

Employment Agreements

On August 3, 2010, we entered into employment agreement with Thomas Steipp, our Chief Executive Officer.  Under his employment agreement, Mr. Steipp receives a base salary of $300,000, which may be adjusted upward in the sole discretion of our board of directors on an annual basis.  In addition, Mr. Steipp is entitled to bonuses or additional compensation as may be granted by our board of directors or chairman or our board of directors, in their sole discretion. No discretionary bonus was paid to Mr. Steipp for 2012 or 2011.  The employment agreement provides that we can terminate Mr. Steipp’s employment at any time and for any reason, provided that if his employment is terminated without “Cause” (as specifically defined in the agreement), then he will continue to be entitled to his base salary and health and welfare benefits for a period of twelve months after termination.  In the event that Mr. Steipp terminates his own employment within thirty days after a change in control of the company, we will be obligated to pay him a lump-sum severance payment equal to his base salary for the remainder of the five-year term.  The employment agreement provides that Mr. Steipp will not be entitled to any severance compensation if he voluntarily leaves the employment of the company or is terminated for “Cause.”  In addition, Mr. Steipp was also granted an aggregate of 6,000,000 restricted shares of our common stock, which will vest in increments of 1,200,000 shares on each anniversary of his employment with us.  In the event that Mr. Steipp ceases to be employed by us prior to the fifth anniversary of his employment as a result of (i) death, (ii) termination of by us without “Cause,” or (iii) termination by Mr. Steipp within thirty days of a change in control of our company, any unvested shares will immediately vest.  In the event that Mr. Steipp ceases to be employed by us prior to the fifth anniversary of his employment for any other reason, he will forfeit any unvested shares.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the years ended December 31, 2012:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive P lan Compensa tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abdi Mahamedi	2012	$24,000	--	$4,100	(1)	--	--	--	$28,100
Mark Hansen	2012	$99,000	--	$18,600	(2)	--	--	--	$117,600

(1)	Mr. Mahamedi had 20,000 stock option grants outstanding as of December, 31, 2012.
(2)	Mr. Hansen had 70,000 stock option grants outstanding as of December 31, 2012.

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors.

We have a 2012 Equity Incentive Plan pursuant to which our non-employee directors are entitled to receive stock options.  All options granted under the plan have an exercise price equal to the fair market value of our common stock on the date of the grant.  These stock options have a 10-year term and are exercisable pursuant to an equal 5-year vesting schedule, and remain exercisable for certain periods of time after a person is no longer a director.

No director who is an employee will receive separate compensation for services rendered as a director.  However, our employee directors are eligible to participate in our 2012 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 20, 2013 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of February 20, 2013 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total 255,929,106 shares of our common stock were issued and outstanding as of February 20, 2013.  Unless otherwise indicated, the address of all directors and named executive officers is 30452 Esperanza, Rancho Santa Margarita, California 92688.

	Common Stock			Series A-1 Preferred Stock		Series A-2 Preferred Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)	Number of Shares(2)	Percent of Class(2)	Number of Shares(3)	Percent of Class(3)

Directors and Named Executive Officers
Abdi Mahamedi	21,629,615	(4)	8.0%	58,600	55.7%	260,710	64.9%
Thomas Steipp	7,610,893	(5)	3.0%	-	-	-	-
Ricardo Salas	11,128,947	(6)	4.2%	-	-	-	-
Mark Hansen	-		-	-	-	-	-
Scott Gillis	11,700	(7)	*	-	-	-	-
Bob Howard-Anderson	-		-	-	-	-	-
Bruce Bromage	-		-	-	-	-	-
Tony Chung	1,080,447	(8)	*	-	-	-	-
All directors and executive officers as a group (8 persons)	41,461,602		14.9%	58,600	55.7%	260,710	64.9%
5% Shareholders
Carlyle Holdings, LLC	15,972,782	(9)	6.0%	48,600	46.2%	144,495	36.0%
2700 Westchester Ave., Ste. 303
Purchase, NY 10577
Jack Chitayat	15,387,268	(10)	5.8%	-	-	-	-
1836 Camino Del Teatro
La Jolla, CA 92037
Silver Lake Group, LLC	3,501,130	(11)	1.3%	-	-	-	-
64 Ritz Cove Drive
Monarch Beach, CA 92629
Atlantic Realty Group	6,228,087	(12)	2.5%	-	-	-	-
1836 Camino Del Teatro
La Jolla, CA 92037
Chitayat Holdings LLC	3,935,673	(13)	1.6%	28,928	27.5%	109,528	27.3%
1836 Camino Del Teatro
La Jolla, CA 92037
Norden LLC	7,870,307	(14)	3.1%	-	-	-	-
5641 N Broadway
Denver, CO 80216
Visser Precsion Cast, LLC	44,000,000	(15)	16.2%	-	-	-	-
5641 N Broadway
Denver, CO 80216
Furniture Rowe, LLC	51,870,307	(16)	19.1%	-	-	-	-
5641 N Broadway
Denver, CO 80216

*Less than one percent

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, including shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 20, 2013. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of February 20, 2013, or securities convertible into common stock within 60 days of February 20, 2013 are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, including shares of Series A-1 Preferred Stock and Series A-1 Preferred Stock, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of beneficial ownership of common stock beneficially owned is based on 255,929,106 shares of common stock outstanding as of February 20, 2013. Each outstanding share of Series A-1 Preferred Stock is presently convertible into 50 shares of common stock. Each outstanding share of Series A-2 Preferred Stock is presently convertible into 22.7 shares of common stock. The shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock stated in these columns assume conversion of shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock at these ratios.

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

(a)
5,221,025 shares of common stock, 5,037,780 shares issuable pursuant to currently exercisable warrants and 5,713,977 shares of common stock issuable pursuant to currently convertible Series-A Preferred Stock held of record by Carlyle Holdings, LLC.  Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Holdings, LLC;

(b)
759,428 shares of common stock, 1,756,155 shares issuable pursuant to currently exercisable warrants and 3,141,250 shares of common stock issuable pursuant to currently convertible Series A Preferred Stock held of record by Mr. Mahamedi.

(5)	Includes:

(a)	3,500,688 shares of common stock and 3,600,000 shares of restricted stock awards which vest ratably over four years on August 3, 2013, 2014 and 2015 held of record by Mr. Steipp; and

(b)	510,205 shares issuable pursuant to currently exercisable warrants held of record by Mr. Steipp.

(6)	Includes:

(a)
3,501,130 shares issuable pursuant to currently exercisable warrants held of record by Silver Lake Group, LLC.  Mr. Salas has the power to direct the voting and disposition of such shares as the sole shareholder of Silver Lake Group, LLC;

(b)	5,097,611 shares of common stock, 2,230,206 shares issuable pursuant to currently exercisable warrants held of record by Mr. Salas; and

(c)
300,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of February 26, 2013.  Does not include 1,200,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 20, 2013.

(7)	Includes 7,000 shares held of record by Mr. Gillis and 4,700 shares held of record by Mr. Gillis’s child and spouse. Mr. Gillis continues to beneficially own all such shares.

(8)	Includes:

(a)	565,344 shares of common stock and 255,103 shares issuable pursuant to currently exercisable warrants held of record by Mr. Chung;

(b)
260,000 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 26, 2013. Does not include 190,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 20, 2013.

(9)
Includes 5,221,025 shares of common stock, 5,037,780 shares issuable pursuant to currently exercisable warrants and 5,713,977 shares of common stock issuable pursuant to currently convertible Series-A Preferred Stock held of record by Carlyle Holdings, LLC.

(10)	Includes:

(a)
3,873,325 shares of common stock, 2,354,762 shares issuable pursuant to currently exercisable warrants held of record by Atlantic Realty Group, Inc.  Mr. Chitayat has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Atlantic Realty Group, Inc.;

(b)	2,544,289 shares of common stock, 1,929,219 shares issuable pursuant to currently exercisable warrants held of record by Mr. Chitayat;

(c)	3,935,673 shares of common stock issuable pursuant to currently convertible Series-A Preferred Stock held of record by Chitayat Holdings LLC.

(d)	750,000 shares issuable pursuant to outstanding stock options which are currently exercisable.

(11)	Includes 3,501,130 shares issuable pursuant to currently exercisable warrants.

(12)	Incudes 3,873,325 shares of common stock and 2,354,762 shares issuable pursuant to currently exercisable warrants.

(13)	Incudes 3,935,673 shares of common stock issuable pursuant to currently convertible Series-A Preferred Stock.

(14)	Includes 7,870,307 shares of common stock.

(15)	29,000,000 of restricted common stock and 15,000,000 shares issuable under warrants. Both are subject to a lock-up period through December 31, 2016.

(16)	Includes:

(a)	7,870,307 shares of common stock that are held of record by Norden LLC. Furniture Rowe, LLC has the power to direct the voting and disposition of such shares as the sole shareholder of Norden LLC;

(b)
29,000,000 of restricted common stock and 15,000,000 shares issuable under warrants that are held of record by Visser Precision Cast, LLC. Furniture Rowe, LLC has the power to direct the voting and disposition of such shares as the sole shareholder of Vissar Precision Cast, LLC.

Equity Compensation Plans Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans.  We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, w arrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	3,722,000	$0.36	35,822,000
Equity compensation plans not approved by stockholders	--	--	--
Total	3,722,000		35,822,000

The number of securities and types of plans available for future issuances of stock options as of December 31, 2012 were as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2002 Equity Incentive Plan	10,000,000	456,000	3,392,000	6,152,000
2012 Equity Incentive Plan	30,000,000	--	330,000	29,670,000
Total Stock Options	40,000,000	456,000	3,722,000	35,822,000

2002 Equity Incentive Plan

Our 2002 Equity Incentive Plan (the “2002 Plan”), which was adopted by our board of directors and approved by our stockholders in April 2002, provides for the grant of stock options to officers, employees, consultants, and directors of our company and its subsidiaries. The 2002 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the 2002 Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 10 million shares of our common stock may be granted under the 2002 Plan.

There were 3,392,000 outstanding options or stock awards at a weighted average price of $0.37 under the 2002 Plan as of December 31, 2012.  There were 1,866,000 options exercisable and 456,000 shares had been issued upon exercise of options under the 2002 Plan as of December 31, 2012.

The 2002 Plan expired by its terms in April 2012.  The 2002 Plan will remain in effect only with respect to the equity awards that have been granted under the 2002 Plan prior to its expiration.

2012 Equity Incentive Plan

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries.  The purpose of the 2012 Plan is to advance the interests of our stockholders by enhancing our ability to attract, retain, and motivate persons who make or are expected to make important contributions to our company and its subsidiaries by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning their interests with those of our stockholders.

The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, it permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock.  A total of 30 million shares of our common stock may be granted under the 2012 Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

There were 330,000 stock option awards issued and outstanding at a weighted average price of $0.28 under the 2012 Plan during and as of December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On August 1, 2010, we entered into an agreement with John Kang, our former Chairman, to provide consulting services.  We terminated this agreement as of July 31, 2011.  The Company paid $0 and $210 thousand for his services during the years ended December 31, 2012 and 2011, respectively.

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

On August 5, 2011, we signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 thousand (the “Purchase Price”) where IMG will apply to the payment of the Purchase Price the $520 thousand deposit previously paid to us and the $200 thousand balance of the Purchase Price was paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum. In conjunction with the Stock Purchase Agreement, we also entered into a license agreement with IMG (“IMG License Agreement”) to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with our existing first generation, die cast machines.  The IMG License Agreement grants a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products, and obligates IMG to pay to us a running royalty based on its sales of Licensed Products.  The license will expire on August 5, 2021.   We recognized $26 thousand and $19 thousand in royalty revenues from IMG during the years ended December 31, 2012 and December 31, 2011, respectively.

On December 31, 2012, we signed an amendment to the IMG License Agreement whereby the $200 thousand Promissory Note from IMG along with accrued interest of $21 thousand was forgiven in exchange for the return of the eyewear license to us.  We accounted for this transaction as an exchange of non-monetary assets and re-classed the $221 thousand to eyewear license fee. While we continue to maintain an active interest in leveraging the eyewear license for prospective opportunities in the eyewear industry from both a products and licensing perspective, we determined that there was insufficient historical market data on the potential license applications presently available to provide a reasonable basis to fair value the license and its period of useful life.  Therefore, we recognized a $221 thousand impairment loss for accounting purposes as of December 31, 2012.

On December 20, 2011, Rockwall Holdings, Inc., a company controlled by Mr. Kang, entered into a transaction as one of the primary investors in Liquidmetal Coatings, LLC (“LMC”), our former subsidiary.

During the years ended December 31, 2012 and 2011, we incurred $2 thousand and $154 thousand in legal fees, respectively, to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to our Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.  We agreed to reimburse Mr. Kang’s legal fees incurred on this issue through December 31, 2012.

In October 2009, Thomas Steipp, our President and Chief Executive Officer, Ricardo Salas, our Executive Vice President and Director, Tony Chung, our Chief Financial Officer, and Mr. Kang acquired a total of 100,000 shares of our Series A-1 Preferred Stock and warrants to purchase 2,500,000 shares of our common stock for an aggregate cash price of $495 thousand.  The Series A-1 Preferred Stock is convertible into our common stock at a conversion price of $0.10 per common share.  Furthermore, the warrants can be exercised for shares of our common stock at an exercise price of $0.49 per share and will expire on July 31, 2015. In April 2011, Mr. Steipp converted his 20,000 shares of Series A-1 Preferred Stock into a total of 1,130,688 shares of our common stock, including dividends received in the form of common stock.  In July 2011, Mr. Salas and Mr. Kang converted 50,000 and 19,000 respective shares of Series A-1 Preferred Stock into a total of 2,826,720 and 1,074,154 shares of our common stock, respectively, including dividends received in the form of common stock. Additionally, Mr. Salas remains as a member LMC’s board of director as of December 31, 2012.  On February 1, 2012, Mr. Chung converted his 10,000 shares of Series A-1 Preferred Stock into a total of 565,344 shares of our common stock, including dividends received in the form of common stock.

We have an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, our former director who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  We, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021.  There were no revenues recognized from product sales and licensing fees from LLPG during the years ended December 31, 2012 and 2011.  There are no outstanding trade receivables due from LLPG as of December 31, 2012 and 2011.  As of December 31, 2012, Mr. Chitayat is a greater-than-5% beneficial owner of the Company.

On August 3, 2010, Tom Steipp received 6,000,000 restricted shares of our stock as part of his employment agreement with us.  These shares shall vest annually in 20% increments on each anniversary date of the employment agreement.  On July 27, 2011, the employment agreement was amended to defer the first anniversary vesting date from August 3, 2011 to December 15, 2011.  On July 31, 2012, the employment agreement was amended to defer the second anniversary vesting date from August 3, 2012 to December 15, 2012.

On June 1, 2012, we entered into a Master Transaction Agreement with Visser Precision Cast, LLC relating to a strategic transaction for manufacturing services and financing (see Significant Transactions).  As of December 31, 2012, Vissar Precision Cast, LLC is a greater-than-5% beneficial owner of the Company.

We believe that each of the foregoing transactions was consummated on terms at least as favorable to us as we would have expected to negotiate with unrelated third parties.

Review, Approval or Ratification of Transactions with Related Persons

Our policy is to require that any transaction with a related party required to be reported under applicable SEC rules, other than compensation-related matters, be reviewed and approved or ratified by the audit committee of our board of directors.  The audit committee of our board of directors has not adopted specific procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case by case basis.  Our policy is to require that all compensation-related matters be recommended for board approval by the compensation committee of our board of directors.  During the last fiscal year, no transactions with a related party have occurred that required a waiver of this policy nor have any transactions with a related party occurred in which we did not follow this policy.

Director Independence

Our board has determined that Mr. Hansen, Mr. Gillis, and Mr. Howard-Anderson are “independent directors” as such term is defined by the rules of the NASDAQ Stock Market, Inc. and Rule 10A-3(b)(i) under the Securities Exchange Act of 1933.

Item 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to the Company by SingerLewak, LLP and Choi, Kim & Park, LLP, our principal accountants for professional services during the years ended December 31, 2012 and December 31, 2011, respectively:

Fees	2012	2011
Audit Fees (1)	$198,480	$162,592

(1) Audit Fees.

Fees for audit services billed in 2012 consisted of:
●	Audit of the Company’s financial statements for 2011; and
●	Review of the Company’s quarterly financial statements for 2012

No fees were paid to our current principal accountants during the year ended December 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page 48.

2. Exhibits. See Item 15(b) below.

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

3.5
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on November 4, 2010).

3.6	Amendment to ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 21, 2011).

3.7	Second Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 2, 2012).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

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

10.5	Form of Indemnity Agreement between Liquidmetal Technologies, Inc. and directors and executive officers (incorporated by reference from Exhibit 10.59 to the Form 10-K filed on March 16, 2006).

10.6
Standard Industrial / Commercial Single-Tenant Lease, dated February 13, 2007, between Liquidmetal Technologies, Inc. and 30452 Esperanza LLC (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on May 15, 2007).

10.7	Lease, dated March 19, 2007, between Liquidmetal Technologies, Inc. and Larry Ruffino and Roland Ruffino (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on May 15, 2007).

10.8	Form of Common Stock Purchase Warrant issued in connection with the 8% Senior Secured Convertible Subordinated Notes (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 7, 2009).

10.9	Form of Common Stock Purchase Warrant issued in connection with the Series A Preferred Stock (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on May 7, 2009).

10.10*	Employment Agreement, dated August 3, 2010, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on November 4, 2010).

10.11*	Restricted Stock Agreement, dated August 3, 2010, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed on November 4, 2010).

10.12**
Master Transaction Agreement, dated August 5, 2010, between Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.3 to the Form 10-Q filed on November 4, 2010).

10.13	Subscription Agreement, dated August 10, 2010, between Liquidmetal Technologies, Inc. and Norden LLC (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed on November 4, 2010).

10.14
Consent Agreement between Liquidmetal Technologies, Inc. and holders of the Series A-1 Preferred Stock and holders of the Series A-2 Preferred Stock (incorporated by reference from Exhibit 10.5 to the Form 10-Q filed on November 4, 2010).

10.15
Amendment No. 1 to Restricted Stock Award Agreement, dated July 27, 2011, between Liquidmetal Technologies, Inc. and Thomas Steipp (incorporated by reference from Exhibit 10.2 on the Form 10-Q filed on August 10, 2011).

10.16
Stock Purchase Agreement, dated August 5, 2011, between Liquidmetal Technologies, Inc. and Innovative Materials Groups, LLC (incorporated by reference from Exhibit 10.3 on the Form 10-Q filed on August 10, 2011).

10.17**
License Agreement, dated August 5, 2011, between Liquidmetal Technologies, Inc. and Innovative Materials Groups, LLC (incorporated by reference from Exhibit 10.4*on the Form 10-Q filed on August 10, 2011).

10.18*	Liquidmetal Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 2, 2012).

10.19
Securities Purchase Agreement, dated as of July 2, 2012, by and among Liquidmetal Technologies, Inc. and each of the investors named on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 2, 2012).

10.20
Registration Rights Agreement, dated as of July 2, 2012, by and among Liquidmetal Technologies, Inc. and the investors named on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on July 2, 2012).

10.21	Form of Senior Convertible Note (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on July 2, 2012).

10.22	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on July 2, 2012).

10.23
Master Transaction Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.32 to the Registration Statement on S-1 filed July 18, 2012)

10.24**
Manufacturing Services Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.33 to the Registration Statement on S-1 filed July 18, 2012)

10.25
Subscription Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.34 to the Registration Statement on S-1 filed July 18, 2012)

10.26
Security Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.35 to the Registration Statement on S-1 filed July 18, 2012)

10.27
Registration Rights Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.36 to the Registration Statement on S-1 filed July 18, 2012)

10.28
VPC Sublicense Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC.  (incorporated by reference from Exhibit 10.37 to the Registration Statement on S-1 filed July 18, 2012)

10.29	6% Senior Secured Convertible Note, dated June 1, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.38 to the Registration Statement on S-1 filed July 18, 2012)

10.30	Common Stock Purchase Warrant, dated June 1, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.39 to the Registration Statement on S-1 filed July 18, 2012)

10.31	Common Stock Purchase Warrant, dated June 28, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.40 to the Registration Statement on S-1 filed July 18, 2012)

10.32
Amendment Number One to Master Transaction Agreement and Other Transaction Documents, dated June 15, 2012, between Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.41 to the o Registration Statement on Form S-1 (Amendent No. 1)  filed on August 3, 2012).

10.33	Amendment No. 1 to License Agreement, dated December 31, 2012, between Liquidmetal Technologies, Inc. and Innovative Materials Group, Inc.

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

16.1	Letter from Choi, Kim, Park, LLP (incorporated by reference from Exhibit 16.1 to the Form 8-K filed on December 8, 2011)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registration Statement on S-1 filed July 18, 2012).

23.1	Consent of Registered Independent Public Accounting Firm, SingerLewak LLP.

23.2	Consent of Registered Independent Public Accounting Firm, Choi, Kim & Park, LLP.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. 1350.

101
The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholder’s Deficiency and (iv) Notes to Condensed Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Steipp
	Chief Executive Officer	February 26, 2013
Thomas Steipp

/s/ Tony Chung
	Chief Financial Officer	February 26, 2013
Tony Chung

/s/ Bruce Bromage
	Executive Vice President of Business Development and Operations	February 26, 2013
Bruce Bromage

/s/ Abdi Mahamedi
	Chairman of the Board and Director	February 26, 2013
Abdi Mahamedi

/s/ Ricardo Salas
	Executive Vice President and Director	February 26, 2013
Ricardo Salas

/s/ Mark Hansen
	Director	February 26, 2013
Mark Hansen

/s/ Scott Gillis
	Director	February 26, 2013
Scott Gillis

/s/ Bob Howard-Anderson
	Director	February 26, 2013
Bob Howard-Anderson

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

Los Angeles, California
February 26, 2013

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash	$7,162	$122
Trade accounts receivable, net of allowance for doubtful accounts of $11 and $0	64	241
Related party notes receivable	-	200
Prepaid expenses and other current assets	689	248
Total current assets	$7,915	$811
Property and equipment, net	161	162
Patents and trademarks, net	869	968
Other assets	28	52
Total assets	$8,973	$1,993

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	154	803
Accrued liabilities	248	457
Accrued dividends	222	571
Deferred revenue	-	67
Short-term debt	-	1,712
Convertible note, net of debt discount of $4,635	2,365	-
Embedded conversion feature liability	3,934	-
Total current liabilities	$6,923	$3,610

Long-term liabilities
Warrant liabilities	2,766	-
Other long-term liabilities	856	609
Total liabilities	$10,545	$4,219

Shareholders' deficit:
Convertible, redeemable Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 506,936 and 1,299,151 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	1
Common stock, $0.001 par value; 400,000,000 shares authorized; 242,074,324 and 134,467,554 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	242	130
Warrants	18,179	24,438
Additional paid-in capital	169,891	149,064
Accumulated deficit	(189,884)	(175,859)
Total shareholders' deficit	$(1,572)	$(2,226)

Total liabilities and shareholders' deficit	$8,973	$1,993

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Years Ended December 31,
	2012	2011

Revenue
Products	$591	$572
Licensing and royalties	59	400
Total revenue	650	972

Cost of revenue, products	354	373
Gross margin	296	599

Operating expenses
Selling, marketing, general and administrative	4,850	4,243
Research and development	943	1,120
Manufacturing contract costs	6,300	-
Settlement expense	-	1,713
Total operating expenses	12,093	7,076
Operating loss from continuing operations	(11,797)	(6,477)

Change in value of warrants, gain	6,547	1,328
Change in value of embedded conversion feature liability, gain	4,931	-
Debt discount amortization expense	(11,949)	-
Financing costs	(1,355)	-
Other income	34	26
Interest expense	(459)	(90)
Interest income	23	22

Loss from continuing operations before income taxes	(14,025)	(5,191)

Income taxes	-	-

Loss from continuing operations	(14,025)	(5,191)

Discontinued operations:
Gain on disposal of subsidiary, net of tax	-	12,109
Loss from operations of discontinued operations, net of tax	-	(763)

Net income (loss)	(14,025)	6,155

Other comprehensive income
Foreign exchange translastion gain during the period	-	-
Comprehensive income (loss)	$(14,025)	$6,155

Per common share basic and diluted:

Net income (loss) per share - basic
Loss from continuing operations	$(0.07)	$(0.04)
Income from discontinued operations	-	0.09
Basic income (loss) per share	$(0.07)	$0.05

Net income (loss) per share - diluted
Loss from continuing operations	$(0.07)	$(0.04)
Income from discontinued operations	-	0.07
Diluted income (loss) per share	$(0.07)	$0.03

Number of weighted average shares - basic	188,298,113	118,523,228
Number of weighted average shares - diluted	188,298,113	163,292,496

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2010	2,171,760	93,695,375	$2	$88	$24,438	$145,247	$(181,923)	$1,494	$2,507	$(8,147)

Conversion of preferred stock	(872,609)	36,173,750	(1)	36	-	(35)	-	-	-	-
Common stock issuance	-	4,496,429	-	4	-	2,796	-	-	-	2,800
Warrant exercises	-	-	-	-	-	-	-	-	-	-
Stock option exercises	-	102,000	-	-	-	13	-	-	-	13
Stock-based compensation	-	-	-	-	-	111	-	-	-	111
Restricted stock issued to officer	-	-	-	2	-	440	-	-	-	442
Dividend distribution	-	-	-	-	-	492	-	-	-	492
Foreign exchange translation gain	-	-	-	-	-	-	-	(1,494)	-	(1,494)
Discontinued operations	-	-	-	-	-	-	(91)	-	(2,507)	(2,598)
Net income	-	-	-	-	-	-	6,155	-	-	6,155

Balance, December 31, 2011	1,299,151	134,467,554	$1	$130	$24,438	$149,064	$(175,859)	$-	$-	$(2,226)

Conversion of preferred stock	(792,215)	25,669,752	(1)	26	-	(25)	-	-	-	-
Common stock issuance	-	80,171,418	-	83	-	13,839	-	-	-	13,922
Warrant exercises	-	1,411,600	-	1	(6,259)	6,258	-	-	-	-
Stock option exercises	-	354,000	-	1	-	43	-	-	-	44
Stock-based compensation	-	-	-	-	-	53	-	-	-	53
Restricted stock issued to officer	-	-	-	-	-	310	-	-	-	310
Dividend distribution	-	-	-	-	-	349	-	-	-	349
Net loss	-	-	-	-	-	-	(14,025)	-	-	(14,025)

Balance, December 31, 2012	506,936	242,074,324	$-	$242	$18,179	$169,891	$(189,884)	$-	$-	$(1,572)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Years Ended December 31,
	2012	2011

Operating activities:
Net loss	$(14,025)	$6,155
Gain on disposal of subsidiary, net of tax	-	(12,109)
Loss from operations of discontinued operations, net of tax	-	763
Net loss attributable to continuing operations	$(14,025)	$(5,191)

Adjustments to reconcile net loss attributable to continuing operations to net cash provided (used in) operating activities:
Loss on disposal of asset	-	9
Gain attributable to noncontrolling interest of discontinued subsidiary	-	(587)
Depreciation and amortization	186	182
Impairment charge	221	-
Stock-based compensation	53	553
Resticted stock compensation issued to officer	310	-
Gain from change in value of warrants	(6,547)	(1,328)
Gain from change in value of embedded conversion feature liability	(4,931)	-
Manufacturing contract costs	6,300	-
Debt discount amortization	11,949	-
Non-cash interest expense	434	-
Financing costs	1,355	-

Changes in operating assets and liabilities:
Trade accounts receivable	177	(192)
Notes receivable	-	(200)
Inventories	-	7
Prepaid expenses and other current assets	(5)	539
Other assets	24	138
Accounts payable and accrued expenses	(854)	1,022
Deferred revenue	(67)	58
Other liabilities	247	(73)
Net cash used in continuing operations	(5,173)	(5,063)
Changes in net assets and liabilities of discontinued operations	-	12,134
Net cash provided by (used in) operating activities	(5,173)	7,071

Investing Activities:
Purchases of property and equipment	(51)	(178)
Investment in patents and trademarks	(35)	-

Net cash used in investing activities	(86)	(178)

Financing Activities:
Proceeds from short-term debt	1,050	-
Repayment of short-term debt	(2,762)	-
Payment of debt issuance costs	(1,033)	-
Proceeds from exercise of stock options	44	13
Proceeds from convertible debt issuance	12,000	-
Proceeds from stock issuance	3,000	-
Net cash provided by continuing operations	12,299	13
Net cash used in discontinued operations	-	(10,363)
Net cash provided by (used in) financing activities	12,299	(10,350)

Effect of foreign exchange translation	-	(1,493)
Net increase (decrease) in cash and cash equivalents	7,040	(4,950)

Cash and cash equivalents at beginning of period	122	5,072
Cash and cash equivalents at end of period	$7,162	$122

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Offering cost in relation to common stock issuance	2,905	-
Cashless exercise of warrants	6,259	-
Pre-installment payment of convertible debt through common stock issuance	1,240	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
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

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy products, which include non-consumer electronic devices, medical products, automotive components, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development: iii) product licensing and royalty revenue, and iv) research and development revenue.  The Company expects that these sources of revenue will continue to significantly change the character of the Company’s revenue mix.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc. and its special-purpose wholly-owned subsidiaries, Crucible Intellectual Property and Liquidmetal Golf. All intercompany balances and transactions have been eliminated.

Non-controlling interest.  The result of operations attributable to the non-controlling interest of discontinued operations are presented within equity and are shown separately from the Company’s equity.

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
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

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

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer.  As of December 31, 2012, 3 customers represented 96%, or $72, of the total outstanding trade accounts receivable. As of December 31, 2011, three customers represented 67%, or $162, of the total outstanding trade accounts receivable. During 2012, there were 3 major customers, who together accounted for 70% of the revenue. During 2011, there were three major customers, who together accounted for 66% of the revenue.  In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

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

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and major renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in operating income. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from one to five years.

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

Fair Value Measurements. The estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  The fair value of cash, trade receivables, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their carrying value due to their short maturities.  The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated. The carry amounts reported for debt obligations approximate fair value due to the effective interest rate of these obligations reflecting the Company’s current borrowing rate.

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

The Company has one Level 2 financial instrument, warrants that are recorded at fair value on a periodic basis.  Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option pricing model. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815 (see note 12).

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

The Company has one Level 3 financial instrument, an embedded derivative that is recorded at fair value on a periodic basis. The embedded derivative is evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such embedded derivative is estimated using the Monte Carlo simulation model. The foregoing embedded derivative has certain anti-dilution and exercise price reset provisions which qualify the embedded derivative to be classified as a liability under FASB ASC 815 (see note 11).

As of December 31, 2012, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Embedded conversion feature liability	-	-	-	$3,934
Warrant liabilities	-	-	$2,766	-

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $41 and $16, for the years ended December 31, 2012 and 2011, respectively.

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

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.  Under the provision of FASB ASC Topic 740, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company may recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the year ended December 31, 2012.

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

Reclassification.  During the year ended December 31, 2011, the Company had discontinued and deconsolidated operations of its subsidiaries and had reclassified the related items on its consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) as of December 31, 2011 to conform to the current year presentation.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

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

3.  Significant Transactions

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) for $12 million in principal amount of senior convertible notes due on September 1, 2013.  The notes are convertible at any time at the option of the holders, into shares of the Company’s common stock at a conversion price of $0.352 per share.  In the event that the Company issues or sells shares of the Company’s common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to such lower price, subject to customary exceptions.  The notes bear interest at 8% per annum and are payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.  Each monthly installment payment may be made in cash, shares of the Company’s common stock, or a combination thereof.  If paid in shares, such shares will be valued at the lower of (i) the then applicable conversion price or (ii) a price that is 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which the Company elects to pay in shares, whichever is lower (the “Measurement Period”).  The Company’s ability to make such payments with shares of the Company’s common stock will be subject to certain conditions including (i) a minimum of $250 in average daily trading volume during the Measurement Period, (ii) a minimum of $150 in daily trading volume during each day during the Measurement Period, with certain exceptions, and (iii) the effectiveness of a resale registration statement with respect to the shares. As of December 31, 2012, the Company issued 50,171,418 shares of common stock in satisfaction of five monthly installments that were due during 2012 under the July 2012 Private Placement (see note 11).

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share, and such warrants first became exercisable within six months of the issuance date thereof.  In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price may be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date.  All of the warrants will expire on July 2, 2017.

June 2012 Visser MTA Agreement

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.22 per share which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which was convertible into shares of common stock at a conversion rate of $0.22 per share.  The Promissory Note was issued pursuant to a $2,000 loan facility made available by Visser, but no borrowings were made by the Company under this loan facility, as the deadline for making borrowings under the facility expired on November 15, 2012. All of the shares of common stock issuable upon exercise of the warrants is subject to a lock-up period through December 31, 2016.

The warrants under the Visser MTA Agreement contain certain anti-dilution and exercise price reset provisions which results in liability accounting under FASB ASC 815 (see note 12).  In relation to the financing cost component to the Visser transaction, the Company performed a prorated allocation of the fair value of the warrants on the convertible promissory note and the common stock based on their relative fair values. The Company capitalized deferred financing costs in relation to the convertible promissory note totaling $1,355 and offset additional paid-in capital for $2,905 in relation to the warrant. The Company assessed the value of the deferred financing costs as of the quarter ended June 30, 2012 and determined that the value was impaired due to the limitations on the Company’s ability to request for advances as discussed above. Therefore, the Company expensed the deferred financing costs totaling $1,355 as of the quarter ended June 30, 2012.

In connection with the Visser MTA Agreement, the Company performed a valuation analysis of the manufacturing service and financing components of the Visser MTA Agreement as part of the bundled contract. The Company has assessed and determined that while these components may have market value on stand-alone basis, the values of the manufacturing component and sublicense component were deemed immaterial for accounting purposes. Further, the Company’s weighted average market stock price was approximately $0.31 per share at the time of share issuances to Visser. As the actual share purchase price related to the financing component of the Visser MTA Agreement was $0.10 per share, the $0.21 per share difference was treated as manufacturing contract costs and $6,300 was expensed as operating expenses during the second quarter ended June 30, 2012.

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

Apple License Transaction

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

Other License Transactions

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf.  This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf.  Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

In June 2003, the Company entered into an exclusive license agreement with LLPG, Inc. (“LLPG”).  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.  The exclusive license agreement with LLPG expires on December 31, 2021.

In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a perpetual non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products.  In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, and the Company’s license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. The Company will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch.  The license agreement with Swatch will expire on the expiration date of the last licensed patent.

4. Liquidity and Going Concern Issues

The Company’s cash used in continuing operations was $5,173 for the year ended December 31, 2012, while cash used in continuing operations was $5,063 for the year ended December 31, 2011.  The Company’s cash used in investing activities was $86 for the year ended December 31, 2012 primarily from purchase of property and equipment. The Company’s cash provided by financing activities of continuing operations was $12,299 for the year ended December 31, 2012 primarily from convertible debt issuance.  As of December 31, 2012, the Company’s cash balance was $7,162.

On July 2, 2012, the Company entered into definitive agreements relating to a private placement of $12,000 in principal amount of Senior Convertible Notes due on September 1, 2013 and Warrants to the purchasers of such Convertible Notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share.  At December 31, 2012, the outstanding principal and accrued but unpaid interest under the Convertible Notes was $7,000 (see note 3).

The Company anticipates that the Company’s current capital resources, together with income from operations, will be sufficient to fund the Company’s operations through the end of 2013.  The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, Visser’s ability to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.  Such factors will likely require that the Company raise additional funds to support the Company’s operations beyond 2013.  There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all.  If the Company raises additional funds by issuing securities, existing stockholders may be diluted.  If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of the Company’s operations or to cease operations entirely.  As a result of these and other factors, the Company’s independent registered public accounting firm has indicated, in their audit opinion on the Company’s 2012 consolidated financial statements, that there is substantial doubt about the Company’s ability to continue as a going concern.

5. Trade accounts receivable

Trade accounts receivable from continuing operations were comprised of the following:

	December 31,
	2012	2011
Trade accounts receivable	$75	$241
Less: Allowance for doubtful accounts	(11)	-
Trade accounts receivable, net	$64	$241

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

6.  Prepaid Expenses and Other Current Assets

On July 2, 2012, the Company entered into the July 2012 Private Placement (see note 3).  In connection with this transaction, the Company capitalized legal and banking fees totaling $1,033 as deferred issuance costs.  These deferred issuance costs are amortized as debt discount amortization over the fourteen month term of the senior convertible notes under the transaction.  Deferred issuance costs are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet and were $399 as of December 31, 2012, reflecting $634 of amortization expensed during the year ended December 31, 2012.

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011

Machinery and equipment	$1,098	$1,098
Computer equipment	118	70
Office equipment, furnishings, and improvements	190	187
Total	1,406	1,355
Accumulated depreciation	(1,245)	(1,193)
Total property and equipment, net	$161	$162

Depreciation expense for the years ended December 31, 2012 and 2011 were $52 and $45, respectively and is included in selling, marketing and general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

8. Patents and trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2012	2011

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,664	1,664
Trademarks	126	91
Total	2,356	2,321
Accumulated amortization	$(1,487)	$(1,353)
Total intangible assets, net	$869	$968

Amortization expense was $134 and $137 for the years ended December 31, 2012 and 2011, respectively.  The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2013	117
2014	102
2015	98
2016	95
2017	82
Thereafter	375

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

Accumulated amortization for the years ended December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011

Purchased and licensed patent rights	$(457)	$(424)
Internally developed patents	(937)	(847)
Trademarks	(93)	(82)
Total	$(1,487)	$(1,353)

The weighted average amortization periods for the years ended December 31, 2012 and 2011 is as follows

	December 31,
	2012	2011

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

9. Other Long-Term Liabilities

Other Long-term Liabilities balance of $856 and $609 as of December 31, 2012 and 2011, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years.  The Company is in the process of researching and resolving the balances for settlement and/or write-off.

10. Short-term debt

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

On July 11, 2012, the Company paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note.  Interest expense related to the promissory note for the year ended December 31, 2012 and 2011 was $68 and $0,

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

On January 17, 2012, February 27, 2012, March 28, 2012 and April 25, 2012, the Company issued 8% unsecured, bridge promissory notes to Visser that were due upon demand in the amount of $200, $200, $350 and $300, respectively.  The aggregate principal amount of $1,050 and accrued interest under the bridge promissory notes were all paid off on June 1, 2012 by utilizing a portion of the proceeds received under the financing component of the Visser MTA Agreement (see note 3).  Interest expense on the bridge promissory notes was $18 for the year ended December 31, 2012.

11.  Convertible Note and Embedded Conversion Feature Liability

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

Pursuant to the terms of the senior convertible note, the Company opted to pay the first five installment payments due prior to December 31, 2012 with shares of the Company’s common stock.  As of December 31, 2012, the Company issued 50,171,418 shares of common stock at a weighted average conversion price of $0.1095 for the first five installment payments prior to December 31, 2012 consisting of $5,000 principal and $440 of interest.

Interest expense on the convertible notes was $440 for the year ended December 31, 2012 and the Convertible Note (net of debt discount) was $2,365 as of December 31, 2012 as follows:

	Convertible Note	Debt Discount	Net Total

Beginning Balance - January 1, 2012	$-	$-	$-
Original valuation - July 2, 2012	12,000	(12,000)	-
Installment Payments in Shares	(5,000)	-	(5,000)
Amortization	-	7,365	7,365
Ending Balance - December 31, 2012	$7,000	$(4,635)	$2,365

As of December 31, 2012, the Company re-valued the embedded derivatives under the senior convertible note with the Monte Carlo simulation model under the following assumptions; (i) expected life of 0.67 years, (ii) volatility of 144%, (iii) risk-free interest rate of 0.13%, and (iv) dividend rate of 0.  As of December 31, 2012, the embedded derivative was valued at $3,934 and the variance of $4,931 was recorded as a non-cash gain in change in value of embedded conversion feature liability for the year ended December 31, 2012.  The embedded derivatives are classified as embedded conversion feature liability in the consolidated balance sheet as follows:

December 31, 2012

Beginning Balance - January 1, 2012	$-
Original valuation - July 2, 2012	8,865
Change in value of embedded conversion feature liability, gain	(4,931)
Ending Balance - December 31, 2012	$3,934

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

12. Warrant Liabilities

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

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares to Visser under the Visser MTA Agreement (see note 3). These warrants have an exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260.  The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815.  As of December 31, 2012, these warrants were valued at $1,260 under the Black Sholes valuation model utilizing the following assumptions; (i) expected life of 4.42 years, (ii) volatility of 151%, (iii) risk-free interest rate of 0.72%, and (iv) dividend rate of 0.  The change in warrant valuation for these warrants for the year ended December 31, 2012 was a non-cash gain of $3,000 primarily as a result of the decrease in our stock price from $0.32 as of June 30, 2012 to $0.10 as of December 31, 2012.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053.  The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815.  As of December 31, 2012, these warrants were valued at $1,506 under the Black Sholes valuation model utilizing the following assumptions; (i) expected life of 4.50  years, (ii) volatility of 152%, (iii) risk-free interest rate of 0.72%, and (iv) dividend rate of 0.  The change in warrant valuation for the year ended December 31, 2012 was a non-cash gain of $3,547 primarily as a result of the decrease in our stock price from $0.32 as of June 30, 2012 to $0.10 as of December 31, 2012.

The following table summarizes the change in the Company’s warrant liability as of December 31, 2012:

	Visser MTA Agreement	July 2, 2012 Private Placement	Total

Beginning Balance - January 1, 2012	$-	$-	-
Original valuation - June & July 2012	4,260	5,053	9,313
Change in value of warrant liability, gain	(3,000)	(3,547)	(6,547)
Ending Balance - December 31, 2012	$1,260	$1,506	$2,766

As of December 31, 2012 and 2011, the Company had 63,529,557 and 44,707,976 warrants outstanding, respectively, and of these, only 33,750,000 and 4,675,143 warrants, respectively, were valued as liabilities under FASB ASC 815.  As of December 31, 2012 and 2011, the Company valued the 33,750,000 and 4,675,143 warrants using the Black-Scholes model and recorded $2,766 and $0, respectively, in warrant liabilities.   The change in fair value of warrants resulted in a total non-cash gain of $6,547 and $1,328 for the years ended December 31, 2012 and 2011, respectively.

The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model under the following assumptions:

	December 31,
	2012	2011
Expected life in years	4.42 - 4.50	0.01
Volatility	151% - 152%	82%
Risk-free interest rate	0.72%	0.01%
Dividend rate	0	0

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

As of December 31, 2012, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

208,334	$0.480	July 15, 2015
29,571,223	$0.490	July 15, 2015
15,000,000	$0.220	June 1, 2017
18,750,000	$0.384	July 2, 2017
63,529,557

13. Shareholders’ Equity (Deficit)

Common stock

During the year ended December 31, 2011, the Company issued 4,496,429 shares of common stock to settle a lawsuit with SAGA, a former joint venture partner in Italy (see note 10).

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see note 3).

During the year ended December 31, 2012, the Company issued 50,171,418 shares of common stock at a weighted average conversion price of $0.1095 for the first five installment payments under the July 2012 Private Placement senior convertible note (see notes 3 and 11).

Preferred stock

On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement, the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares Series A-2 Preferred Stock with an original issue price of $5.00 per share as part of a financing transaction.

In connection with the Series A Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation. The warrants expired on January 3, 2012.

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of Series A-1 Preferred Stock with identical terms as the Series A-1 Preferred Stock issued on May 1, 2009.  In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation.  These warrants also expired on January 3, 2012.

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

The Series A Preferred Stock and any accrued and unpaid dividends thereon is convertible, at the option of the holder of the Series A Preferred Stock, into common stock of the Company at a conversion price of $.10 per share in the case of the Series A-1 Preferred Stock and a conversion price of $.22 per share in the case of the Series A-2 Preferred Stock (in both cases subject to adjustments for any stock dividends, splits, combinations and similar events). As of December 31, 2012 and 2011, the Company had accrued dividends of $222 and $571, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

During the year ended December 31, 2012, the holders of the Company’s Series A Preferred Stock converted 792,215 shares of preferred stock into 25,669,752 shares of the Company’s common stock.  The Company had 105,231 and 246,371 shares of the Series A-1 Preferred Stock outstanding at December 31, 2012 and 2011, respectively.  The Company had 401,705 and 1,052,780 shares of the Series A-2 Preferred Stock outstanding at December 31, 2012 and 2011, respectively.

Warrants

The warrant holders who signed the Consent Agreement held warrants to purchase an aggregate of 40,032,833 shares of the Company’s common stock (the “Consent Warrants”).  As of November 2, 2010, the date of the Amended Designation, there were warrants to purchase 47,232,459 shares of the Company’s common stock outstanding. The Consent Warrants were initially recorded as liabilities on the Company’s consolidated financial statements in accordance with FASB ASC 815 due to their price-based anti-dilution rights.  Upon the removal of the anti-dilution rights with the Consent Agreement, the Consent Warrants no longer met the criteria under FASB ASC 815 and were reclassified as equity as of the date of the Amended Designation.  The Company reclassified $24,438 from warrant liabilities into equity on November 2, 2010, and this amount is reflected as Warrants in the consolidated statement of shareholders’ deficit as of December 31, 2011.  Warrants classified as equity was reduced to $18,179 as of December 31, 2012 as a result of the cashless exercise of warrants to purchase 10,253,276 shares of the Company’s common stock in April 2012.

As of December 31, 2012 and 2011, warrants to purchase 29,779,557 and 40,032,833 shares of the Company’s common stock, respectively, were classified as equity. All of such warrants expire on July 15, 2015.

14. Stock Compensation Plan

On April 4, 2002, our shareholders and board of directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries.  A total of 10,000,000 shares of our common stock may be granted under the 2002 Plan.  The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that have been granted prior to its expiration.  As of December 31, 2012, there were 3,392,000 options outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries.  The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock.  A total of thirty million shares of our common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.  During 2012, the Company granted options to purchase 330,000 shares, and the same was outstanding as of December 31, 2012

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recorded $363 and $553 for the years ended December 31, 2012 and 2011, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to nonvested awards not yet recognized were $113 and $145 for the years ended December 31, 2012 and 2011, respectively.

On August 3, 2010, in conjunction with an employment agreement with Thomas Steipp, the Company’s Chief Executive Officer, the Company also granted an aggregate of 6,000,000 restricted shares of the Company’s common stock, which will ratably vest each year over five years.  During the years December 31, 2012 and 2011, the Company recorded $310 and $442, respectively, of compensation expense related to Mr. Steipp’s restricted shares.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

	December 31,
	2012	2011

Expected volatility	140.74% - 143.23%	133.02% - 136.30%
Expected dividends	-	-
Expected term (in years)	6.50	6.50
Risk-free rate	0.98% - 1.04%	2.56% - 2.87%

Expected volatilities are based on historical volatility expected over the expected life of the options.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  Forfeitures rates  ranging from 5.0% to 28.3% were used for the year ended December 31, 2012 and 2011.  The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2010	6,472,963	0.67
Granted	40,000	0.55
Exercised	(102,000)	0.12
Forfeited	(400,000)	0.50
Expired	(1,331,156)	1.64
Options outstanding at December 31, 2011	4,679,807	0.42
Granted	330,000	0.28
Exercised	(354,000)	0.12
Forfeited	(396,200)	0.31
Expired	(537,607)	1.00
Options outstanding at December 31, 2012	3,722,000	$0.36	6.2	$3
Options exercisable at December 31, 2012	1,866,000	$0.57	4.6	$2
Options unvested at December 31, 2012	1,856,000	$0.15	7.9	$1
Options vested or expected to vest at December 31, 2012	2,978,988	$0.41	5.8	$3

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Numbers of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00 - $ 3.00	3,712,000	6.11	$0.35	1,856,000	4.46	$0.55
3.01 - 6.00	10,000	0.32	4.57	10,000	0.32	4.57

Total	3,722,000			1,866,000

The Company’s non-vested options at the beginning and ending of fiscal year 2012 had a weighted-average grant-date fair value of $0.16 and $0.15 per option, respectively.

15.  Discontinued Operations and Long-Lived Assets to be Disposed Of

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

Summarized operating results of LMC’s discontinued operations are as follows:

	December 31,
	2012	2011
Revenue	$-	$9,732
Gain on disposal of subsidiary, net	-	11,227
Loss from discontinued operations	-	(335)

The $11,227 gain on disposal of subsidiary was primarily due to write-off of LMC’s net liabilities.  Loss from discontinued operations represented the net operating loss of the subsidiary.

There were no balances as of December 31, 2011 due to the deconsolidation of LMC.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

AMM

In June 2010, the Company created a wholly owned subsidiary, Advanced Metals Materials (“AMM”), in Weihei China as a holding company for certain assets that were acquired in China.  During the first quarter of 2011, AMM started production and manufacturing of certain bulk Liquidmetal alloys.  On August 5, 2011, the Company sold all of the stock of AMM to Innovative Materials Group, which is majority owned by John Kang, a former Chief Executive Officer and Chairman of the Company, for $720, of which $200 was paid in the form of a promissory note due August 5, 2012, bearing an interest rate of 8% per annum.  On December 31, 2012 IMG and the Company signed an agreement whereby the $200 Promissory Note along with the accrued interest was forgiven in exchange for the return of the eyewear license to the Company. The results of operations of AMM are included as discontinued operations for financial reporting purposes through August 5, 2011.

Summarized operating results of AMM’s discontinued operations are as follows:

	December 31,
	2012	2011
Revenue	$-	$200
Gain on disposal of subsidiary, net	-	370
Loss from discontinued operations, net	-	(370)

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

Summarized operating results of LMTK’s discontinued operations are as follows:

	December 31,
	2012	2011
Revenue	$-	$-
Gain on disposal of subsidiary, net	-	512
Loss from discontinued operations	-	(58)

The $512 gain on disposal of subsidiary was primarily due to the net write-off of assets and foreign exchange accounts.  Loss from discontinued operations was primarily due to legal fees incurred for the sale of the subsidiary.

16. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2012	2011

Loss carry forwards	$60,426	$55,998
Debt discount	(1,523)	--
NQSO	422	100
Tax credit	432	434
Other	120	72
Total deferred tax asset	59,877	56,604
Valuation allowance	(59,877)	(56,604)
Total deferred tax asset, net	$--	$--

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2012	2011

Expected federal tax benefit	(34)%	(34)%

Permanent Items	0.1%	8.9%

Net operating loss utilized or expired	5.5%	3.6%

Increase (decrease) in valuation allowance and others	28.4%	21.6%

Total tax provision	0%	0%

As of December 31, 2012, the Company had approximately $126.5M of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2018 through 2032. In addition, the Company has State NOL carryforwards of approximately $100.4M expiring in 2013 through 2032. The Company and Liquidmetal Golf, Inc. filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $35.6 in federal NOL carryforwards, expiring in 2018 through 2027.

As of December 31, 2012, the Company had approximately $189K of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2030.  In addition, the Company has California R&D credit carryforwards of approximately $243K, which do not expire under current California law.

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

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the year ended December 31, 2012 and 2011.

As of December 31, 2012, the tax years 2009 through 2011, and 2008 through 2011 are subject to examination by the federal and California taxing authorities, respectively.

17. Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 3,722,000 shares of common stock at process ranging from $0.09 to $5.00 per share were outstanding at December 31, 2012, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

16,896,073 shares of common stock issuable upon conversion of the company’s preferred stocks with conversion process between $0.10 and $0.22 per share outstanding at December 31, 2012 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

	Years Ended December 31,
	2012	2011
Amounts attributable to Liquidmetal Technologies, Inc. common shareholders

Net income (loss)	(14,025)	6,155
Net income (loss) available (attributable) to common stockholders	(14,025)	6,155

Basic income (loss) per share	(0.07)	0.05

Diluted income (loss) per share	(0.07)	0.03

Number of weighted average shares - basic	188,298,113	118,523,228
Number of weighted average shares - diluted	188,298,113	163,292,496

Basic and diluted net loss per common share was the same for the year ended December 31, 2012, as the impact of all potentially dilutive securities outstanding was anti-dilutive.  The following were outstanding at December 31, 2012 and were included in the computation of diluted EPS for the year ended December 31, 2012.

	For the Years Ended December 31,
	2012	2011

Weighted average basic shares	188,298,113	118,523,228
Effect of dilutive securities:
Stock options ("in the money")	-	2,203,443
Warrants ("in the money")	-	-
Conversion of preferred stocks and dividends	-	42,565,825
Weighted average diluted shares	188,298,113	163,292,496

18. Commitments and Contingencies

Operating Leases

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of December 31, 2012 and 2011, the Company has recorded $28 and $22, respectively, of deferred rent expenses.  Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

Minimum
December 31,	Payments

2013	$197
2014	221
2015	227
2016	77
Total	$722

Rent expense was $214 and $225 for the years ended December 31, 2012 and 2011, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

20.  Related Party Transactions

On August 1, 2010, the Company entered into an agreement with John Kang, a former Chief Executive Officer and Chairman of the Company, to provide consulting services.  The Company terminated this agreement as of July 31, 2011.  The Company incurred $0 and $210 for his services during the years ended December 31, 2012 and 2011, respectively.

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

On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 (the “Purchase Price”). IMG applied the payment of the Purchase Price the $520 deposit previously paid to the Company and the $200 balance of the Purchase Price was paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum. In conjunction with the Stock Purchase Agreement, the Company also entered into a License Agreement (the “IMG License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines, as defined by the IMG License Agreement (the “Licensed Products”).  The IMG License Agreement grants a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligates IMG to pay the Company a running royalty based on its sales of Licensed Products.  The license will expire on August 5, 2021.  The Company recognized $26 and $19 in royalty revenues from IMG during the years ended December 31, 2012 and 2011, respectively.

On December 31, 2012, IMG and the Company signed an amendment to the IMG License Agreement whereby the $200 Promissory Note from IMG along with the accrued interest of $21 was forgiven in exchange for the return of the eyewear license to the Company.  The Company accounted for this transaction as an exchange of non-monetary assets and re-classed the $221 thousand to eyewear license fee. While the Company continues to maintain an active interest in leveraging the eyewear license for prospective opportunities in the eyewear industry from both a products and licensing perspective, the Company determined that there was insufficient historical market data on the potential license applications presently available to provide a reasonable basis to fair value the license and its period of useful life. Therefore, the Company recognized a $221 thousand impairment loss for accounting purposes as of December 31, 2012.

On December 20, 2011, Rockwall Holdings, Inc., a company controlled by Mr. Kang, entered into a transaction as one of the primary investors in Liquidmetal Coatings, LLC (“LMC”), our former subsidiary (see note 15).

During the years ended December 31, 2012 and 2011, the Company incurred $2 and $154 in legal fees, respectively, to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008. The Company had agreed to reimburse Mr. Kang’s legal fees incurred on this issue through December 31, 2012.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
(in thousands, except share and per share data)

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company who ceased to be director in 2005.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021.  There were no revenues recognized from product sales and licensing fees from LLPG during the years ended December 31, 2012 and 2011.  As of December 31, 2012, Mr. Chitayat is a greater-than-5% beneficial owner of the Company.

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

On June 1, 2012, the Company entered into a Master Transaction Agreement with Visser Precision Cast, LLC relating to a strategic transaction for manufacturing services and financing (see note 3).  As of December 31, 2012, Visser is a greater-than-5% beneficial owner of the Company.