Form 10-Q
period 2013-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2013-05-14
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒

The number of common shares outstanding as of May 1, 2013 was 320,648,492.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements.  It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2012 titled “Risk Factors,” as well as the following risks and uncertainties:

•	Our ability to fund our operations in the short and long-term through financing transactions on terms acceptable to us, or at all;
•	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
•	Our limited history of developing and selling products made from our bulk amorphous alloys;
•	Lengthy customer adoption cycles and unpredictable customer adoption practices;
•	Our ability to identify, develop, and commercialize new product applications for our technology;
•	Competition from current suppliers of incumbent materials or producers of competing products;
•	Our ability to identify, consummate, and/or integrate strategic partnerships;
•	The potential for manufacturing problems or delays; and
•	Potential difficulties associated with protecting or expanding our intellectual property position.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TABLE OF CONTENTS

PART I - Financial Information

Item 1 – Financial Statements	4
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	22

Item 4 – Controls and Procedures	22

PART II – Other Information

Item 1 – Legal Proceedings	23

Item 1A – Risk Factors	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 – Defaults Upon Senior Securities	23

Item 4 – Mine Safety Disclosures	23

Item 5 – Other Information	23

Item 6 – Exhibits	24

Signatures	25

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$5,506	$7,162
Trade accounts receivable, net of allowance for doubtful accounts of $14 and $11, respectively	123	64
Prepaid expenses and other current assets	637	689
Total current assets	$6,266	$7,915
Property and equipment, net	181	161
Patents and trademarks, net	840	869
Other assets	28	28
Total assets	$7,315	$8,973

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	81	154
Accrued liabilities	286	248
Accrued dividends	-	222
Deferred revenue	5	-
Convertible notes, net of debt discount of $2,167 and $4,635, respectively	1,833	2,365
Embedded conversion feature liabilities on convertible notes	2,256	3,934
Total current liabilities	$4,461	$6,923

Long-term liabilities
Warrant liabilities	2,256	2,766
Other long-term liabilities	856	856
Total liabilities	$7,573	$10,545

Shareholders' deficit:
Convertible, redeemable Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 and 506,936 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares and 400,000,000 authorized at March 31, 2013 and December 31, 2012, respectively; 305,762,752 and 242,074,324 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	306	242
Warrants	18,179	18,179
Additional paid-in capital	174,635	169,891
Accumulated deficit	(193,378)	(189,884)
Total shareholders' deficit	$(258)	$(1,572)

Total liabilities and shareholders' deficit	$7,315	$8,973

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue
Products	$117	$183
Licensing and royalties	5	13
Total revenue	122	196

Cost of revenue, products	82	81
Gross margin	40	115

Operating expenses
Selling, marketing, general and administrative	1,314	959
Research and development	236	188
Total operating expenses	1,550	1,147
Operating loss	(1,510)	(1,032)

Change in value of warrants, gain	510	-
Change in value of embedded conversion feature liabilities, gain	1,678	-
Debt discount amortization expense	(4,034)	-
Interest expense	(141)	(39)
Interest income	3	4

Loss before income taxes	(3,494)	(1,067)

Income taxes	-	-

Net loss	(3,494)	(1,067)

Per common share basic and diluted:

Loss per share	$(0.01)	$(0.01)

Number of weighted average shares	282,675,201	153,707,246

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
For the Three Months Ended March 31, 2013
(in thousands, except share data)
(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2012	506,936	242,074,324	$242	$18,179	$169,891	$(189,884)	$(1,572)

Conversion of preferred stock	(506,936)	16,896,070	17		(17)		-
Common stock issuance		46,792,358	47		4,427		4,474
Stock-based compensation					34		34
Restricted stock issued to officer					78		78
Dividend distribution					222		222
Net loss						(3,494)	(3,494)

Balance, March 31, 2013	-	305,762,752	$306	$18,179	$174,635	$(193,378)	$(258)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Operating activities:
Net Loss	$(3,494)	$(1,067)

Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and amortization	44	50
Stock-based compensation	34	102
Resticted stock compensation issued to officer	78	-
Gain from change in value of warrants	(510)	-
Gain from change in value of embedded conversion feature liabilities	(1,678)	-
Debt discount amortization	4,034	-
Non-cash interest expense	140	-

Changes in operating assets and liabilities:
Trade accounts receivable	(59)	47
Prepaid expenses and other current assets	(179)	71
Other assets	-	16
Accounts payable and accrued expenses	(35)	12
Deferred revenue	5	(19)
Other liabilities	-	248
Net cash used in operating activities	(1,620)	(540)

Investing Activities:
Purchases of property and equipment	(36)	-
Investment in patents and trademarks	-	(35)
Net cash used in investing activities	(36)	(35)

Financing Activities:
Proceeds from short-term debt	-	750
Net cash provided by financing activities	-	750
Net increase (decrease) in cash	(1,656)	175

Cash at beginning of period	7,162	122
Cash at end of period	$5,506	$297

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Pre-installment payment of convertible debt through common stock issuance	3,120	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(numbers in thousands, except share and per share data)
(unaudited)
1.  Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology company that develops and commercializes products made from amorphous alloys.  The Company’s family of alloys consists of a variety of bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. The Company partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.  The Company believes that its proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain an amorphous atomic structure when they solidify, in contrast to the crystalline atomic structures that form in other metals and alloys when they solidify.  Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that the Company believes make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, in laboratory testing, zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. The Company believes these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a variety of applications. Moreover, the Company believes these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy products, which include non-consumer electronic devices, aerospace parts, medical products, automotive components, oil and gas exploration, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, iii) product licensing and royalty revenue, and iv) research and development revenue.

2.  Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2013. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(numbers in thousands, except share and per share data)
(unaudited)

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

The Company has one Level 2 financial instrument, warrants that are recorded at fair value on a periodic basis.  Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option pricing model. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815 (see note 8).

The Company has one Level 3 financial instrument, an embedded derivative that is recorded at fair value on a periodic basis. The embedded derivative is evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such embedded derivative is estimated using the Monte Carlo simulation model. The foregoing embedded derivative has certain anti-dilution and exercise price reset provisions which qualify the embedded derivative to be classified as a liability under FASB ASC 815 (see note 7).

As of March 31, 2013, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Embedded conversion feature liability	-	-	-	$2,256
Warrant liabilities	-	-	$2,256	-

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted the guidance beginning on January 1, 2012.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(numbers in thousands, except share and per share data)
(unaudited)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.  Significant Transactions

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) for $12,000 in principal amount of senior convertible notes due on September 1, 2013.  The notes are convertible at any time at the option of the holders, into shares of the Company’s common stock at a conversion price of $0.352 per share.  In the event that the Company issues or sells shares of the Company’s common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to such lower price, subject to customary exceptions.  The notes bear interest at 8% per annum and are payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.  Each monthly installment payment may be made in cash, shares of the Company’s common stock, or a combination thereof.  If paid in shares, such shares will be valued at the lower of (i) the then applicable conversion price or (ii) a price that is 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which the Company elects to pay in shares, whichever is lower (the “Measurement Period”).  The Company’s ability to make such payments with shares of the Company’s common stock will be subject to certain conditions including (i) a minimum of $250 in average daily trading volume during the Measurement Period, (ii) a minimum of $150 in daily trading volume during each day during the Measurement Period, with certain exceptions, and (iii) the effectiveness of a resale registration statement with respect to the shares. As of March 31, 2013, the Company issued 96,963,776 shares of common stock in satisfaction of the first eight monthly installments under the July 2012 Private Placement (see note 7).

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share, and such warrants first became exercisable within six months of the issuance date thereof.  In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price may be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date.  All of the warrants will expire on July 2, 2017 (see note 8).

June 2012 Visser MTA Agreement

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA Agreement”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

Under the manufacturing and service component of the Visser MTA Agreement, the Company has agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions.  Further, the Company has agreed to sublicense to Visser, on a fully-paid up, royalty-free, irrevocable, perpetual, worldwide basis, all intellectual property rights held by the Company.  In addition, Visser has a right of first refusal over any proposed transfer by the Company of its technology pursuant to any license, sublicense, sale or other transfer, other than a license to a machine or alloy vendor.

Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 16,861,416 warrants for anti-dilution impact, see note 8) at an original exercise price of $0.22 per share (subsequently reduced to $0.20 for anti-dilution impact, see note 8) which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which was convertible into shares of common stock at a conversion rate of $0.22 per share.  The Promissory Note was issued pursuant to a $2,000 loan facility made available by Visser, but no borrowings were made by the Company under this loan facility, and the deadline for making borrowings under the facility expired on November 15, 2012. All of the shares of common stock issuable upon exercise of the warrants are subject to a lock-up period through December 31, 2016.

The warrants under the Visser MTA Agreement contain certain anti-dilution and exercise price reset provisions which results in liability accounting under FASB ASC 815 (see note 8).  In relation to the financing cost component to the Visser transaction, the Company performed a prorated allocation of the fair value of the warrants on the convertible promissory note and the common stock based on their relative fair values. The Company capitalized deferred financing costs in relation to the convertible promissory note totaling $1,355 and offset additional paid-in capital for $2,905 in relation to the warrant. The Company assessed the value of the deferred financing costs as of the quarter ended June 30, 2012 and determined that the value was impaired due to the limitations on the Company’s ability to request for advances as discussed above. Therefore, the Company expensed the deferred financing costs totaling $1,355 as of the quarter ended June 30, 2012.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(numbers in thousands, except share and per share data)
(unaudited)

In connection with the Visser MTA Agreement, the Company performed a valuation analysis of the manufacturing service and financing components of the Visser MTA Agreement as part of the bundled contract. The Company has assessed and determined that while these components may have market values on a standalone basis, the values of the manufacturing component and sublicense component were deemed immaterial for accounting purposes. Further, the Company’s weighted average market stock price was approximately $0.31 per share at the time of share issuances to Visser. As the actual share purchase price related to the financing component of the Visser MTA Agreement was $0.10 per share, the $0.21 per share difference was treated as manufacturing contract costs and $6,300 was expensed as operating expenses during the second quarter ended June 30, 2012.

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

On November 16, 2011, the Company and Materion Brush Inc. (“Materion”) entered into a Development Agreement to evaluate, analyze and develop amorphous alloy feedstock to be supplied in commercial quantities.  Further, on June 17, 2012, the Company entered into a Sales Representation Agreement with Materion whereby Materion shall promote the sale of Liquidmetal’s products for certain commissions.  This agreement is for a two year initial term with annual, automatic renewals.  To date, there have been no commission payments related to this agreement.

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

4.  Liquidity and Capital Resources

The Company’s cash used in operations was $1,620 for the three months ended March 31, 2013, while cash used in operations was $540 for the three months ended March 31, 2012.  The Company’s cash used in investing activities was $36 for the three months ended March 31, 2013. The Company had no financing activities during the three months ended March 31, 2013.  As of March 31, 2013, the Company’s cash balance was $5,506.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(numbers in thousands, except share and per share data)
(unaudited)

On July 2, 2012, the Company entered into definitive agreements relating to a private placement of $12,000 in principal amount of Senior Convertible Notes due on September 1, 2013 and Warrants to the purchasers of such Senior Convertible Notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share.  At March 31, 2013, the outstanding principal under the Senior Convertible Notes was $4,000 (see note 3).  There was no unpaid accrued interest as of March 31, 2013.

The Company does not believe that the Company has the financial ability to make all payments on the Senior Convertible Notes in cash when due.  Accordingly, the Company intends to make such payments in shares of our common stock to the greatest extent possible. Because the price at which the Company will issue shares to the notes will vary with the market price of the Company’s common stock, the repayment of the Senior Convertible Notes with shares of the Company’s common stock will continue to be highly dilutive.  The Company is able to make such payments in shares of common stock only if the holders of the notes consent with the method of payment.

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

5.  Prepaid Expenses and Other Current Assets

On July 2, 2012, the Company entered into the July 2012 Private Placement (see note 3).  In connection with this transaction, the Company capitalized legal and banking fees totaling $1,033 as deferred issuance costs.  These deferred issuance costs will be amortized as debt discount amortization over the fourteen month term of the Senior Convertible Notes under the transaction. Deferred issuance costs are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet and were $187 as of March 31, 2013, reflecting $212 of amortization expensed during the three months ended March 31, 2013. The deferred issuance costs were $399 as of December 31, 2012.

6.  Patents and Trademarks, net

Net Patents and trademarks totaled $840 and $869 as of March 31, 2013 and December 31, 2012, respectively, and it primarily consists of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for Patents and trademarks was $33 and $38 for the three months ended March 31, 2013 and 2012, respectively.

7.  Convertible Note and Embedded Conversion Feature Liability

On July 2, 2012, the Company entered into the July 2012 Private Placement for $12,000 in principal amount of Senior Convertible Notes due on September 1, 2013 (see note 3). The notes will be convertible at any time at the option of the holders, into shares of the Company’s common stock at a conversion price of $0.352 per share. Pursuant to ASC 815-40, due to the anti-dilution provision of the notes, the conversion feature of the notes is not indexed to the Company’s owned stock and should be bifurcated and recognized as a derivative liability in the consolidated balance sheets and measured at fair value.  The notes bear interest at 8% per annum and are payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. At March 31, 2013, the Company had $4,000 of principal outstanding and no unpaid accrued interest.

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

Pursuant to the terms of the Senior Convertible Notes, the Company opted to pay the first eight monthly installment payment due prior to March 31, 2013 with shares of the Company’s common stock. As of March 31, 2013, the Company issued 96,963,776 shares of common stock at a weighted average conversion price of $0.0888 for the first eight installment payments prior to March 31, 2013, consisting of $8,000 principal and $580 of interest.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(numbers in thousands, except share and per share data)
(unaudited)

Interest expense on the Senior Convertible Notes was $140 for the three months ended March 31, 2013 and the balance on the notes (net of debt discount) was $1,833 as of March 31, 2013 as follows:

	Convertible Note	Debt Discount	Net Total

Beginning Balance - December 31, 2012	$7,000	$(4,635)	$2,365
Installment Payments in Shares	(3,000)	-	(3,000)
Amortization	-	2,468	2,468
Ending Balance - March 31, 2013	$4,000	$(2,167)	$1,833

As of March 31, 2013, the Company re-valued the embedded derivatives under the Senior Convertible Notes with the Monte Carlo simulation model under the following assumptions: (i) expected life of 0.42 years, (ii) volatility of 129%, (iii) risk-free interest rate of 0.10%, and (iv) dividend rate of 0.  As of March 31, 2013, the embedded derivative was valued at $2,256 and the variance of $1,678 was recorded as a change in value of embedded conversion feature liability for the three months ended March 31, 2013.  The embedded derivatives are classified as embedded conversion feature liability on convertible notes in the consolidated balance sheet as follows:

March 31, 2013

Beginning Balance - January 1, 2013	$3,934
Change in value of embedded conversion feature liability, gain	(1,678)
Ending Balance - March 31, 2013	$2,256

8. Warrant Liability

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares to Visser under the Visser MTA Agreement (see note 3). These warrants had an original exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815.  As a result of paying down our convertible notes with common stock, which resulted in an anti-dilution impact, the exercise price of these warrants were reduced to $0.21 as of December 31, 2012 and $0.20 as of March 31, 2013.  In addition, the number of warrants to be issued as a result of the anti-dilution provision increased to 15,776,632 and 16,861,416 as of December 31, 2012 and March 31, 2013, respectively.  As of March 31, 2013, these warrants were valued at $1,105 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 4.17 years, (ii) volatility of 152%, (iii) risk-free interest rate of 0.77%, and (iv) dividend rate of 0.  The change in warrant valuation for these warrants for the three months ended March 31, 2013 was a gain of $155.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053.  The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815.  As of March 31, 2013, these warrants were valued at $1,151 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 4.25 years, (ii) volatility of 152%, (iii) risk-free interest rate of 0.77%, and (iv) dividend rate of 0.  The change in warrant valuation for these warrants for the three months ended March 31, 2013 was a gain of $355.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(numbers in thousands, except share and per share data)
(unaudited)

The following table summarizes the change in the Company’s warrant liability as of March 31, 2013:

	Visser MTA Agreement	July 2, 2012 Private Placement	Total

Beginning Balance - December 31, 2012	$1,260	$1,506	2,766
Change in value of warrant liability, gain	(155)	(355)	(510)
Ending Balance - March 31, 2013	$1,105	$1,151	$2,256

The Company had warrants to purchase 65,390,973 and 64,306,189 shares outstanding as of March 31, 2013 and December 31, 2012, respectively.  Of these, warrants to purchase 35,611,416 shares were valued and classified as a liability under FASB ASC 815 (see note 11).

9.  Other Long-term Liabilities

Other long-term liabilities balance was $856 as of March 31, 2013 and December 31, 2012, and consists of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years.  The Company is in the process of researching and resolving the balances for settlement and/or write-off.

10.  Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock.  All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.  During the three months ended March 31, 2013, the Company did not grant any options. Under this plan, the Company had grants of options to purchase 3,342,000 and 3,392,000 shares outstanding as of March 31, 2013 and December 31, 2012, respectively.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan, with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant.  During the three months ended March 31, 2013, the Company granted options to purchase 12,597,500 shares. Under this plan, the Company had grants of options to purchase 12,807,500 and 330,000 shares outstanding as of March 31, 2013, and December 31, 2012, respectively.

11. Shareholders’ Deficit

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see note 3).

Pursuant to the terms of the Company’s Senior Convertible Notes issued in the July 2012 Private Placement, the Company opted to pay the first eight monthly installment payments due prior to March 31, 2013 with shares of the Company’s common stock. As of March 31, 2013, the Company issued 96,963,776 shares of common stock at a weighted average conversion price of $0.0888 for the first eight installment payments on the Senior Convertible Notes (see notes 3 and 7).

During the three months ended March 31, 2013, the holders of the Company’s Series A Preferred Stock converted all of the outstanding 506,936 shares of preferred stock into 16,896,070 shares of the Company’s common stock (see “Preferred stock” below).  After giving effect to such conversion, the Company has no shares of preferred stock outstanding.

On February 28, 2013, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of common stock from 400 million shares to 500 million shares.

Preferred stock

On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement, the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares of Series A-2 Preferred Stock with an original issue price of $5.00 per share as part of a financing transaction.  In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of Series A-1 Preferred Stock with identical terms as the Series A-1 Preferred Stock issued on May 1, 2009.

The Series A Preferred Stock and any accrued and unpaid dividends thereon was convertible, at the option of the holder of the Series A Preferred Stock, into common stock of the Company at a conversion price of $.10 per share in the case of the Series A-1 Preferred Stock and a conversion price of $.22 per share in the case of the Series A-2 Preferred Stock (in both cases subject to adjustments for any stock dividends, splits, combinations and similar events).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(numbers in thousands, except share and per share data)
(unaudited)

As of December 31, 2012, the Company had 506,936 of Series A Preferred Stock outstanding, representing 105,231 and 401,705 shares of Series A-1 and Series A-2 Preferred Stock, respectively.  Preferred stock as of December 31, 2012 was $0 due to an insignificant balance, and Accrued dividends on the Series A Preferred Stock as of December 31, 2012 was $222.

During the three months ended March 31, 2013, all of the holders of the Company’s Series A Preferred Stock converted all of the outstanding shares of preferred stock and accrued dividends into 16,896,070 shares of the Company’s common stock.  Therefore, as of March 31, 2013, the Company no longer had any Preferred Stock and the related $222 Accrued dividends were re-classed to Additional Paid-in Capital as of March 31, 2013.

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of December 31, 2012 and March 31, 2013.  These warrants do not contain anti-dilution provisions and are reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment.  Warrants classified as equity were recorded at $18,179 as of December 31, 2012 and March 31, 2013.  All of such warrants have an exercise price of $0.49 and expire on July 15, 2015.

Minority Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.  The minority interest for Liquidmetal Golf was insignificant for the three months ended March 31, 2013 and therefore, is not included in the consolidated financial statements.

12.  Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 16,149,500 shares of common stock at prices ranging from $0.08 to $4.57 per share were outstanding at March 31, 2013, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Warrants to purchase 65,390,973shares of common stock with prices ranging from $0.20 to $0.49 per share outstanding at March 31, 2013 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Shares issuable upon conversion or installment payments with common stock under the July 2012 Private Placement Senior Convertible Notes were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive (see note 7).

Options to purchase 3,722,000 shares of common stock at prices ranging from $0.09 to $5.00 per share were outstanding at December 31, 2012, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Warrants to purchase 64,306,189shares of common stock with prices ranging from $0.21 to $0.49 per share outstanding at December 31, 2012 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

13.  Commitments and Contingencies

The Company leases its office and warehouse facility under a lease agreement that expires on April 30, 2016.  Rent payments are subject to escalations through the end of the lease term.  Rent expense was $49 and $50 for the three months ended March 31, 2013 and 2012, respectively.

14.  Related Party Transactions

On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and Chairman of the Company, to sell all of the stock of the Company’s former Chinese subsidiary, Advanced Metals Materials (“AMM”) for $720.  As part of the consideration, the Company received a $200 Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum. In conjunction with the Stock Purchase Agreement, the Company also entered into a license agreement (the “IMG License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines.  The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021.  The Company recognized $0 and $12 in royalty revenues from IMG during the three months ended March 31, 2013 and 2012, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(numbers in thousands, except share and per share data)
(unaudited)

On December 31, 2012, IMG and the Company signed an amendment to the IMG License Agreement whereby the $200 Promissory Note from IMG along with the accrued interest of $21 was forgiven in exchange for the return of the eyewear license to the Company.  The Company accounted for this transaction as an exchange of non-monetary assets and re-classed the $221 to eyewear license fee.  While the Company continues to maintain an active interest in leveraging the eyewear license for prospective opportunities in the eyewear industry from both a products and licensing perspective, the Company determined that there was insufficient historical market data on the potential license applications presently available to provide a reasonable basis to fair value the license and its period of useful life.  Therefore, the Company recognized a $221 impairment loss for accounting purposes for the year ended December 31, 2012.

During 2012, the Company incurred $2 in legal fees, to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008.  The Company had agreed to reimburse Mr. Kang’s legal fees incurred on this issue through December 31, 2012.

On February 1, 2012, Mr. Tony Chung, the Company’s Chief Financial Officer, converted his 10,000 shares of Series A-1 Preferred Stock into a total of 565,344 shares of the Company’s common stock, including dividends received in the form of common stock.

In February 2013, Mr. Abdi Mahamedi, the Company’s Chairman, converted his 58,600 shares of Series A-1 Preferred Stock and 260,710 shares of Series A-2 Preferred Stock into a total of 10,387,883 shares of the Company’s common stock, including dividends received in the form of common stock.  Mr. Mahamedi is a greater-than-5% beneficial owner of the Company.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, former director of the Company.  Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021.  There were no revenues recognized from product sales and licensing fees from LLPG during 2013 and 2012.

On February 27, 2013, Mr. Chitayat converted his 28,928 shares of Series A-1 Preferred Stock and 109,528 shares of Series A-2 Preferred Stock into a total of 4,626,840 shares of the Company’s common stock, including dividends received in the form of common stock. Mr. Chitayat is a greater-than-5% beneficial owner of the Company.

On January 17, 2012, February 27, 2012, March 28, 2012 and April 25, 2012, the Company issued 8% unsecured, bridge promissory notes to Visser Precision Cast, LLC  that were due upon demand in the amounts of $200, $200, $350 and $300, respectively.  The aggregate principal amount of $1,050 and accrued interest under the bridge promissory notes were all paid off on June 1, 2012 by utilizing a portion of the proceeds received under the financing component of the Visser MTA Agreement (see note 3).  Visser is a greater-than-5% beneficial owner of the Company.

Item 2 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q (in thousands, except share and per share data).

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, and Form 8-K and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenues are derived from (i) selling our bulk Liquidmetal alloy products, which include non-consumer electronic devices, medical products, automotive components, oil and gas exploration, and sports and leisure goods, (ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, (iii) product licensing and royalty revenue, and (iv) research and development revenue.

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

Licensing Transactions

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

Under the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, and (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 16,861,416 warrants for anti-dilution impact) at an original exercise price of $0.22 per share (subsequently reduced to $0.20 for anti-dilution impact), which expire on June 1, 2017.  All of the shares of common stock issuable upon exercise of the warrants are subject to a lockup period through December 31, 2016.

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

Under the agreements relating to the license transaction with Apple, we are obligated to contribute all intellectual property that we developed through February 2012 (and subsequently amended to extend through February 2014) to CIP. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees.

On November 16, 2011, we entered into a Development Agreement with Materion Brush Inc. (“Materion”) to evaluate, analyze and develop amorphous alloy feedstock to be supplied in commercial quantities.  Further, on June 17, 2012, we entered into a Sales Representation Agreement with Materion whereby Materion shall promote the sale of our products for certain commissions.  This agreement is for a two year initial term with annual, automatic renewals.  To date, there have been no commission payments related to this agreement.

Our Liquidmetal Golf subsidiary has the exclusive right and license to utilize our Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between us and Liquidmetal Golf.  This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf.  We own 79% of the outstanding common stock in Liquidmetal Golf.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Revenue recognition
•	Impairment of long-lived assets and definite-lived intangibles
•	Deferred tax assets
•	Valuation of embedded convertible feature liability and warrants
•	Debt discount
•	Share based compensation

Our Annual Report on Form 10-K for the year ended December 31, 2012, contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

	For the three months ended March 31,
	2013		2012
	in 000's	% of Revenue	in 000's	% of Revenue
Revenue	(unaudited)
Products	$117		$183
Licensing and royalties	5		13
Total revenue	122		196

Cost of revenue	82	67%	81	41%
Gross margin	40	33%	115	59%

Selling, marketing, general and administrative	1,314	1077%	959	489%
Research and development	236	193%	188	96%
Total operating expense	1,550		1,147

Operating loss	(1,510)		(1,032)

Change in value of warrants, gain	510		-
Change in value of embedded conversion feature liabilities, gain	1,678		-
Debt discount amortization expense	(4,034)		-
Interest expense	(141)		(39)
Interest income	3		4
Net loss	$(3,494)		$(1,067)

In discussing our results of our operations, we have categorized the specific items of our statements of operations into various categories to facilitate the understanding of our core business operations.  Explanations of each category as well as analyses of specific items contained in that category are discussed below:

Operating revenue and expenses

The “Operating revenue and expenses” category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

Revenue. Revenue decreased to $122 for the three months ended March 31, 2013 from $196 for the three months ended March 31, 2012.  The decrease for the three-month period was primarily attributable to a decrease in general prototype and other revenue.

Cost of Revenue. Cost of revenue was $82 or 67% of revenue, for the three months ended March 31, 2013 from $81, or 41% of revenue, for the three months ended March 31, 2012. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have variable cost percentages relative to revenue. Therefore, our cost of revenue as a percentage of revenue may not be representative of our future cost percentages.  When and if we begin increasing our revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our cost of revenue percentages to stabilize and be more predictable.

Gross margin.  Our gross margin decreased from $115 to $40 for the three-month periods ended March 31, 2012, and 2013, respectively.  Our gross margin percentage decreased from 59% to 33% for the three-month periods ended March 31, 2012, and 2013, respectively.  As discussed above under “Cost of revenue”, much of our current product mix consists of prototype parts and other revenue which have variable cost percentages relative to revenue. As such, our gross margin percentages may not be representative of our future business.  When and if we begin increasing our revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our gross margin percentages to stabilize and be more predictable.

Selling, Marketing, General, and Administrative. Selling, marketing, general and administrative expense increased to $1,314, or 1077% of revenue, for the three months ended March 31, 2013 from $959, or 489% of revenue, for the three months ended March 31, 2012. The increase from the prior first quarter was mainly due to additional payroll expenses for new hires including an Executive Vice President of Business Development and Operations and a Sales Engineer to facilitate the adoption of our technology.

Research and Development. Research and development expenses increased to $236, or 193% of revenue, for the three months ended March 31, 2013 from $188, or 96% of revenue, for the three months ended March 31, 2012.  The expenses increased as we continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys. The increase from the prior period was also due to additional payroll expenses for a Vice President of Engineering to invest further in our research and development efforts to facilitate the adoption of our technology.

Operating loss.  Operating loss was $1,032 and $1,510 for the three-month periods ended March 31, 2012, and 2013, respectively.  The increase in our operating loss is primarily attributable to the increase in operating expenses as discussed above.

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

Non-operational expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in Value of Warrants.  The change in value of warrants was a non-cash gain of $510 for the three months ended March 31, 2013, which resulted from periodic valuation adjustments for warrants issued in connection with the Visser MTA Agreement and our senior convertible notes issued as part of the July 2012 Private Placement.  The gain was primarily due to a decrease in our stock price during the three months ended March 31, 2013 from $0.10 at December 31, 2012 to $0.08 at March 31, 2013.  Changes in the value of our warrants are non-cash and do not affect the operations of our business.

Change in Value of Embedded Conversion Feature Liability.  Change in value of embedded conversion feature liability was a non-cash gain of $1,678 for the three months ended March 31, 2013.  The change in value of embedded conversion feature liability is due to changes in our stock price, as noted above under “Change in value of warrants”, associated with the valuation of our embedded conversion feature liability related to the Senior Convertible Notes issued as part of the July 2012 Private Placement, as well as the gradual decrease in the embedded conversion feature liability in conjunction with the amortization of our Senior Convertible Notes (see “-- Significant Transactions”).

Debt Discount Amortization. Debt discount amortization was $4,034 of non-cash expense for the three months ended March 31, 2013.  Debt discount amortization primarily relates to the amortization of $12,000 of original debt discount over the term of the Senior Convertible Notes issued as part of the July 2012 Private Placement along with its issuance cost.  The amount includes amortization of debt discount of $2,680 under the effective interest method, as well as $1,354 of expense associated with the variance between the estimated versus actual monthly issuances of shares to amortize our Senior Convertible Notes. Such debt discount will be fully amortized on September 1, 2013.

Interest Expense.  Interest expense for the three-month period ended March 31, 2013 was $141 and consists of the 8% interest related to the Senior Convertible Notes issued as part of the July 2012 Private Placement.  Interest expense for the three-month period ended March 31, 2012 was $39 and primarily related to the short-term bridge notes issued to Visser Precision Cast, LLC.

Interest Income.  Interest income was $3 and $4 for the years ended March 31, 2013 and 2012, respectively, from interest earned on cash deposits.

Liquidity and Capital Resources

Our cash used in operations was $1,620 for the three months ended March 31, 2013, while cash used in operations was $540 for the three months ended March 31, 2012.  Our cash used in investing activities was $36 for the three months ended March 31, 2013. We had no financing activities in our operations during the three months ended March 31, 2013.  As of March 31, 2013, our cash balance was $5,506.

On July 2, 2012, we entered into definitive agreements relating to a private placement of $12,000 in principal amount of Senior Convertible Notes due on September 1, 2013 and Warrants to the purchasers of such notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of our common stock at an exercise price of $0.384 per share.  At March 31, 2013, the outstanding principal under the Senior Convertible Notes was $4,000.  There was no unpaid accrued interest as of March 31, 2013.

We do not believe that we have the financial ability to make all payments on the Senior Convertible Notes in cash when due. Accordingly, we intend to make such payments in shares of our common stock to the greatest extent possible. Because the price at which we will issue shares to the notes will vary with the market price of our common stock, the repayment of the Senior Convertible Notes with shares of our common stock will continue to be highly dilutive. We are able to make such payments in shares of our common stock only if the holders consent with the method of payment.

We anticipate that our current capital resources, together with income from operations, will be sufficient to fund our operations through the end of 2013.  We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.  Such factors will likely require that we raise additional funds to support our operations beyond 2013.  There is no assurance that we will be able to raise such additional funds on acceptable terms, if at all.  If we raise additional funds by issuing securities, existing stockholders may be diluted.  If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely.  As a result of these and other factors, our independent registered public accounting firm has indicated, in their audit opinion on our 2012 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting.

There have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material legal proceedings currently pending.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2012 Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

As previously described in a Form 8-K filed on July 3, 2012, we completed on July 2, 2012, a private placement of $12.0 million in Senior Convertible Notes (the “Notes”). During the period covered by this Quarterly Report on Form 10-Q, we issued an aggregate of 46,792,358 shares of our common stock to the five holders of the Notes in satisfaction of $3.0 million in monthly installment payments that were due under the Notes during the period.  We also issued, after the period covered by this Quarterly Report and through the date on which this Quarterly Report is filed, an aggregate of 14,885,740 shares of our common stock to the holders of the Notes in satisfaction of $1.0 million in monthly installment payments due under the Notes.  Through the date on which this Quarterly Report is filed, we issued an aggregate of 111,849,516 shares of common stock to the holders of the Notes in satisfaction of principal and interest under the Notes.  We anticipate that we will issue over the next five months to the holders of the Notes at least an additional 45,000,000 shares of common stock to complete our repayment of the Notes (based on a share trading price of $0.07 per share).   The foregoing issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder. Such issuances were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the holders of the Notes (in connection with the private placement in which the Notes were offered and sold) regarding the Company or the securities offered in the private placement.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

3.1	Certificate of Incorporation

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Shareholders’ Deficit for the three months ended March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 14, 2013	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)