Form 10-Q
period 2013-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2013-08-06
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes   ☐    No  ☒

The number of common shares outstanding as of July 31, 2013 was 369,548,451.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2013

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Risk Factors,” as well as the following risks and uncertainties:

●	Our ability to fund our operations in the short and long-term through financing transactions on terms acceptable to us, or at all;

●	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;

●	Our limited history of developing and selling products made from our bulk amorphous alloys;

●	Lengthy customer adoption cycles and unpredictable customer adoption practices;

●	Our ability to identify, develop, and commercialize new product applications for our technology;

●	Competition from current suppliers of incumbent materials or producers of competing products;

●	Our ability to identify, consummate, and/or integrate strategic partnerships;

●	The potential for manufacturing problems or delays; and

●	Potential difficulties associated with protecting or expanding our intellectual property position.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TABLE OF CONTENTS

PART I - Financial Information

Item 1 – Financial Statements	4
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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$4,208	$7,162
Trade accounts receivable, net of allowance for doubtful accounts of $25 and $11, respectively	141	64
Prepaid expenses and other current assets	598	689
Total current assets	$4,947	$7,915
Property and equipment, net	284	161
Patents and trademarks, net	810	869
Other assets	28	28
Total assets	$6,069	$8,973

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	143	154
Accrued liabilities	401	248
Accrued dividends	-	222
Convertible notes, net of debt discount of $627 and $4,635, respectively	373	2,365
Embedded conversion feature liabilities on convertible notes	878	3,934
Total current liabilities	$1,795	$6,923

Long-term liabilities:
Warrant liabilities	1,970	2,766
Other long-term liabilities	856	856
Total liabilities	$4,621	$10,545

Shareholders' equity (deficit):
Convertible, redeemable Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 and 506,936 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares and 400,000,000 authorized at June 30, 2013 and December 31, 2012, respectively; 350,868,867 and 242,074,324 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	351	242
Warrants	18,179	18,179
Additional paid-in capital	178,214	169,891
Accumulated deficit	(195,288)	(189,884)
Noncontrolling interest in subsidiary	(8)	-
Total shareholders' equity (deficit)	1,448	(1,572)

Total liabilities and shareholders' equity (deficit)	$6,069	$8,973

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue
Products	$150	$208	$265	$391
Licensing and royalties	-	6	7	19
Total revenue	150	214	272	410

Cost of sales	111	102	193	184
Gross profit	39	112	79	226

Operating expenses
Selling, marketing, general and administrative	1,209	1,007	2,523	1,964
Research and development	224	211	460	399
Manufacturing contract costs	-	6,300	-	6,300
Total operating expenses	1,433	7,518	2,983	8,663
Operating loss	(1,394)	(7,406)	(2,904)	(8,437)

Change in value of warrants, gain (loss)	286	(174)	796	(174)
Change in value of embedded conversion feature liabilities, gain	1,378	-	3,056	-
Debt discount amortization expense	(2,108)	-	(6,143)	-
Financing costs	-	(1,355)	-	(1,355)
Interest expense	(80)	22	(221)	(18)
Interest income	1	4	4	8

Net loss before noncontrolling interest	(1,917)	(8,909)	(5,412)	(9,976)
Noncontrolling interest	8	-	8	-
Net loss	$(1,909)	$(8,909)	$(5,404)	$(9,976)

Per common share basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.06)

Number of weighted average shares - basic and diluted	335,472,213	171,651,573	309,073,707	162,679,410

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2013

(in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non Controlling Interest	Total
Balance, December 31, 2012	506,936	242,074,324	$242	$18,179	$169,891	$(189,884)	$-	$(1,572)

Conversion of preferred stock	(506,936)	16,896,070	17		(17)			-
Common stock issuance		91,898,473	92		7,878			7,970
Stock-based compensation					84			84
Restricted stock issued to officer					156			156
Dividend distribution					222			222
Net loss						(5,404)	(8)	(5,412)

Balance, June 30, 2013	-	350,868,867	$351	$18,179	$178,214	$(195,288)	$(8)	$1,448

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2013	2012

Operating activities:
Net loss before noncontrolling interest	$(5,412)	$(9,976)

Adjustments to reconcile net loss before noncontrolling interest to net cash provided (used in) operating activities:
Depreciation and amortization	106	59
Bad debt expense	14	-
Stock-based compensation	84	48
Resticted stock compensation issued to officer	156	156
Gain from change in value of warrants	(796)	174
Gain from change in value of embedded conversion feature liabilities	(3,056)	-
Manufacturing contract costs	-	6,300
Financing costs	-	1,355
Debt discount amortization	6,143	-
Non -cash interest	221	-

Changes in operating assets and liabilities:
Trade accounts receivable	(91)	150
Prepaid expenses and other current assets	(294)	141
Other assets	-	20
Accounts payable and accrued expenses	142	(243)
Deferred revenue	-	(67)
Other liabilities	-	247
Net cash used in operating activities	(2,783)	(1,636)

Investing Activities:
Purchases of property and equipment	(165)	(3)
Investment in patents and trademarks	(6)	-
Net cash used in investing activities	(171)	(3)

Financing Activities:
Proceeds from short-term debt	-	1,050
Repayment of short-term debt	-	(1,050)
Proceeds from exercise of stock options	-	38
Proceeds from stock issuance	-	3,000
Net cash provided by financing activities	-	3,038

Net increase (decrease) in cash	(2,954)	1,399

Cash at beginning of period	7,162	122
Cash at end of period	$4,208	$1,521

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Offering cost in relation to common stock issuance	-	2,905
Cashless exercise of warrants	-	6,259
Pre-installment payment of convertible debt and interest through common stock issuance	6,180	-
Dividends paid in common stock upon preferred stock conversion	222	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013 and 2012

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structures that form in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that the Company believes will make them preferable to other materials in a variety of applications. The amorphous atomic structure of the Company’s alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, in laboratory testing, zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. The Company believes these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a variety of applications. Moreover, the Company believes these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2013. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013.

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

The Company’s revenue recognition policy complies with the requirements of ASC 605. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, (iv) collection is probable and (v) all obligations have been substantially performed pursuant to the terms of the arrangement. Revenues are derived primarily from the sales and prototyping of Liquidmetal mold and bulk alloys as well as licensing and royalties for the use of the Liquidmetal brand and bulk Liquidmetal alloys. Revenue is deferred and included in liabilities when the Company receives cash in advance for goods not yet delivered or if the licensing term has not begun.

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

Licensing revenues that are one time fees upon the granting of the license are recognized when (i) the license term begins in a manner consistent with the nature of the transaction and the earnings process, (ii) collectability is reasonably assured or upon receipt of an upfront fee, and (iii) all other revenue recognition criteria have been met. Pursuant to the terms of these types of licensing agreements, the Company has no further obligation with respect to the grant of the license once the license is granted. Licensing revenues that are related to royalties are recognized as the royalties are earned over the related period.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

Fair Value Measurements

The estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash, trade receivables, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their carrying value due to their short maturities. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated. The carrying amounts reported for debt obligations approximate fair value due to the effective interest rate of these obligations reflecting the Company’s current borrowing rate.

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

As of June 30, 2013, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Embedded conversion feature liability	$878	-	-	$878
Warrant liabilities	$1,970	-	$1,970	-

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
For the Six Months Ended June 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which the Company issued $12,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of the Company’s common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. Each monthly installment payment may have been made in cash, shares of the Company’s common stock, or a combination thereof. If paid in shares, such shares were valued at the lower of (i) the then applicable conversion price or (ii) a price that is 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which the Company elected to pay in shares, whichever was lower. As of June 30, 2013, the Company had issued 142,069,891 shares of common stock in satisfaction of the first eleven monthly installments under the July 2012 Private Placement (see note 7). As of July 18, 2013, the notes under the July 2012 Private Placement were paid off in full through issuance of common stock (see note 15).

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share, and such warrants first became exercisable on January 2, 2013 which was six months of the issuance date thereof. In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price may be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 8).

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

Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 17,980,455 shares under the anti-dilution provision of the warrants (see note 8), at an original exercise price of $0.22 per share (subsequently reduced to $0.18 per share under the anti-dilution provision of the warrants (see note 8), which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which was convertible into shares of common stock at a conversion rate of $0.22 per share. The Promissory Note was issued pursuant to a $2,000 loan facility made available by Visser, but no borrowings were made by the Company under this loan facility, and the deadline for making borrowings under the facility expired on November 15, 2012. All of the shares of common stock issuable upon exercise of the warrants are subject to a lock-up period through December 31, 2016.

The warrants under the Visser MTA Agreement contain certain anti-dilution and exercise price reset provisions which results in liability accounting under FASB ASC 815 (see note 8). In relation to the financing cost component to the Visser transaction, the Company performed a prorated allocation of the fair value of the warrants on the Promissory Note and the common stock based on their relative fair values. The Company capitalized deferred financing costs in relation to the Promissory Note totaling $1,789 and offset additional paid-in capital for $2,905 in relation to the warrants. The Company assessed the value of the deferred financing costs as of the quarter ended June 30, 2012 and determined that the value was impaired due to the limitations on the Company’s ability to request advances as discussed above. Therefore, the Company expensed the deferred financing costs totaling $1,355 as of the quarter ended June 30, 2012.

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
For the Six Months Ended June 30, 2013 and 2012

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

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf. The Company owns 79% of the outstanding common stock in Liquidmetal Golf.

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

4. Liquidity and Capital Resources

The Company’s cash used in operations was $2,783 for the six months ended June 30, 2013, and cash used in investing activities was $171 for the six months ended June 30, 2013. There were no cash related financing activities during the six months ended June 30, 2013. As of June 30, 2013, the Company’s cash balance was $4,208.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

On July 2, 2012, the Company entered into the July 2012 Private Placement pursuant to which it issued $12,000 in principal amount of Senior Convertible Notes that were due on September 1, 2013 and warrants to the purchasers of such Senior Convertible Notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share (see note 3). At June 30, 2013, the outstanding principal under the Senior Convertible Notes was $1,000. As of July 18, 2013, the notes under the July 2012 Private Placement were paid off in full through issuance of common stock (see note 15).

The Company anticipates that its current capital resources, together with income from operations, will be sufficient to fund the Company’s operations through the end of the first quarter of 2014. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, Visser’s ability to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. Such factors will likely require that the Company raise additional funds to support the Company’s operations beyond the first quarter of 2014. There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of the Company’s operations or to cease operations entirely. As a result of these and other factors, the Company’s independent registered public accounting firm has indicated, in their audit opinion on the Company’s 2012 consolidated financial statements, that there is substantial doubt about the Company’s ability to continue as a going concern.

5. Prepaid Expenses and Other Current Assets

On July 2, 2012, the Company entered into the July 2012 Private Placement (see note 3). In connection with this transaction, the Company capitalized legal and banking fees totaling $1,033 as deferred issuance costs. These deferred issuance costs will be amortized as debt discount amortization over the fourteen month term of the Senior Convertible Notes issued in the transaction. Deferred issuance costs are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet and were $54 as of June 30, 2013, reflecting $133 and $345 of amortization expensed during the three and six months ended June 30, 2013, respectively. The deferred issuance costs were $399 as of December 31, 2012.

6. Patents and Trademarks, net

Net patents and trademarks totaled $810 and $869 as of June 30, 2013 and December 31, 2012, respectively, and it primarily consists of purchased patent rights and internally developed patents.

Purchased patent rights represent the exclusive right to commercialize the bulk amorphous alloy and other amorphous alloy technology acquired from California Institute of Technology (“Caltech”), through a license agreement with Caltech and other institutions. All fees and other amounts payable by the Company for these rights and licenses have been paid or accrued in full, and no further royalties, license fees or other amounts will be payable in the future under the license agreement.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $32 and $65 for the three and six months ended June 30, 2013, respectively. Amortization expense for patents and trademarks was $32 and $70 for the three and six months ended June 30, 2012, respectively.

7. Convertible Note and Embedded Conversion Feature Liability

On July 2, 2012, the Company entered into the July 2012 Private Placement pursuant to which it issued $12,000 in principal amount of Senior Convertible Notes that were due on September 1, 2013 (see note 3). Pursuant to ASC 815-40, due to the anti-dilution provision of the notes, the conversion feature of the notes is not indexed to the Company’s owned stock and should be bifurcated and recognized as a derivative liability in the consolidated balance sheets and measured at fair value. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. At June 30, 2013, the Company had $1,000 of principal outstanding and no unpaid accrued interest. As of July 18, 2013, the notes under the July 2012 Private Placement were paid off in full through issuance of common stock (see note 15).

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

Pursuant to the terms of the Senior Convertible Notes, the Company opted to pay the first eleven monthly installment payments due prior to June 30, 2013 with shares of the Company’s common stock. As of June 30, 2013, the Company had issued 142,069,891 shares of common stock at a weighted average conversion price of $0.0822 for the first eleven installment payments due prior to June 30, 2013, consisting of $11,000 principal and $660 of interest.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

Interest expense on the Senior Convertible Notes was $80 and $221 for the three and six months ended June 30, 2013, respectively, and the balance on the notes (net of debt discount) was $373 as of June 30, 2013 as follows:

	Convertible Note	Debt Discount	Net Total

Beginning Balance - December 31, 2012	$7,000	$(4,635)	$2,365
Installment Payments in Shares	(6,000)	-	(6,000)
Amortization	-	4,008	4,008
Ending Balance - June 30, 2013	$1,000	$(627)	$373

As of June 30, 2013, the Company re-valued the embedded derivatives under the Senior Convertible Notes with the Monte Carlo simulation model under the following assumptions: (i) expected life of 0.17 years, (ii) volatility of 88.36%, (iii) risk-free interest rate of 0.03%, and (iv) dividend rate of 0. As of June 30, 2013, the embedded derivative was valued at $878 and the decrease in value of $3,056 from December 31, 2012 was recorded as a change in value of embedded conversion feature liability for the six months ended June 30, 2013. The embedded derivatives are classified as embedded conversion feature liability on convertible notes in the consolidated balance sheet as follows:

June 30, 2013

Beginning Balance - January 1, 2013	$3,934
Change in value of embedded conversion feature liability, gain	(3,056)
Ending Balance - June 30, 2013	$878

8. Warrant Liability

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations due to the price-based anti-dilution rights of the warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares to Visser under the Visser MTA Agreement (see note 3). These warrants had an original exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of paying down our convertible notes with common stock, which resulted in an anti-dilution impact, the exercise price of these warrants were reduced to $0.21 as of December 31, 2012 and $0.18 as of June 30, 2013. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 15,776,632 and 17,980,455 as of December 31, 2012 and June 30, 2013, respectively. As of June 30, 2013, these warrants were valued at $1,005 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 3.92 years, (ii) volatility of 152%, (iii) risk-free interest rate of 1.41%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three and six months ended June 30, 2013 was a gain of $100 and $255, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of June 30, 2013, these warrants were valued at $965 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 4.01 years, (ii) volatility of 152%, (iii) risk-free interest rate of 1.41%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three and six months ended June 30, 2013 was a gain of $186 and $541, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

The following table summarizes the change in the Company’s warrant liability as of June 30, 2013:

	Visser MTA	July 2, 2012
	Agreement	Private Placement	Total

Beginning Balance - December 31, 2012	$1,260	$1,506	2,766
Change in value of warrant liability, gain	(255)	(541)	(796)
Ending Balance - June 30, 2013	$1,005	$965	$1,970

The Company had warrants to purchase 66,510,012 and 64,306,189 shares outstanding as of June 30, 2013 and December 31, 2012, respectively. Of these, warrants to purchase 36,730,455 shares were valued and classified as a liability under FASB ASC 815 (see note 11).

9. Other Long-term Liabilities

Other long-term liabilities balance was $856 as of June 30, 2013 and December 31, 2012, and consists of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off.

10. Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During the six months ended June 30, 2013, the Company did not grant any options under this plan. The Company had grants of options to purchase 3,320,000 and 3,392,000 shares of the Company’s common stock as of June 30, 2013 and December 31, 2012, respectively.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan, with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2013, the Company granted options to purchase 12,867,500 shares of common stock. Under this plan, the Company had grants of options to purchase 12,677,500 and 330,000 shares of the Company’s common stock as of June 30, 2013, and December 31, 2012, respectively.

11. Shareholders’ Equity

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see note 3).

Pursuant to the terms of the Company’s Senior Convertible Notes issued in the July 2012 Private Placement, the Company opted to pay the first eleven monthly installment payments due prior to June 30, 2013 with shares of the Company’s common stock. As of June 30, 2013, the Company had issued 142,969,891 shares of common stock at a weighted average conversion price of $0.0822 for the first eleven installment payments on the Senior Convertible Notes (see notes 3 and 7).

During the six months ended June 30, 2013, the holders of the Company’s Series A Preferred Stock converted all of the outstanding 506,936 shares of preferred stock into 16,896,070 shares of the Company’s common stock (see “Preferred stock” below). After giving effect to such conversion, the Company has no shares of preferred stock outstanding.

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
For the Six Months Ended June 30, 2013 and 2012

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

During the six months ended June 30, 2013, all of the holders of the Company’s Series A Preferred Stock converted all of the outstanding shares of preferred stock and accrued dividends into 16,896,070 shares of the Company’s common stock. Therefore, as of June 30, 2013, the Company no longer had any outstanding Preferred Stock and the related $222 accrued dividends were reclassified to additional paid-in capital as of June 30, 2013.

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of December 31, 2012 and June 30, 2013. These warrants do not contain anti-dilution provisions and are reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment. Warrants classified as equity were recorded at $18,179 as of December 31, 2012 and June 30, 2013. All of such warrants have an exercise price of $0.49 and expire on July 15, 2015.

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf. As of June 30, 2013, non-controlling interest was a deficit of $8. The December 31, 2012 non-controlling interest balance was immaterial and not recorded.

12. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 15,997,500 shares of common stock at prices ranging from $0.08 to $4.57 per share were outstanding at June 30, 2013, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive. Warrants to purchase 66,510,012 shares of common stock with prices ranging from $0.20 to $0.49 per share outstanding at June 30, 2013 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive.

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

Shares issuable upon conversion or installment payments made with common stock under the July 2012 Private Placement Senior Convertible Notes were not included in the computation of diluted EPS for the periods June 30, 2013 and December 31, 2012 because the inclusion would have been antidilutive.

13. Commitments and Contingencies

The Company leases its office and warehouse facility under a lease agreement that expires on April 30, 2016. Rent payments are subject to escalations through the end of the lease term. Rent expense was $50 and $90 for the three and six months ended June 30, 2013, respectively. Rent expense was $50 and $99 for the three and six months ended June 30, 2012, respectively.

14. Related Party Transactions

On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and Chairman of the Company, to sell all of the stock of the Company’s former Chinese subsidiary, Advanced Metals Materials (“AMM”) for $720. As part of the consideration, the Company received a $200 Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum. In conjunction with the Stock Purchase Agreement, the Company also entered into a license agreement (the “IMG License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0 in royalty revenues from IMG during the three and six months ended June 30, 2013.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

On December 31, 2012, IMG and the Company signed an amendment to the IMG License Agreement whereby the $200 Promissory Note from IMG along with the accrued interest of $21 was forgiven in exchange for the return of the eyewear license to the Company. The Company accounted for this transaction as an exchange of non-monetary assets and reclassified the $221 to eyewear license fee. While the Company continues to maintain an active interest in leveraging the eyewear license for prospective opportunities in the eyewear industry from both a products and licensing perspective, the Company determined that there was insufficient historical market data on the potential license applications presently available to provide a reasonable basis to fair value the license and its period of useful life. Therefore, the Company recognized a $221 impairment loss for accounting purposes for the year ended December 31, 2012.

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

On February 1, 2012, Mr. Tony Chung, the Company’s Chief Financial Officer, converted his 10,000 shares of Series A-1 Preferred Stock into a total of 565,344 shares of the Company’s common stock, including dividends received in the form of common stock. On June 13, 2013, Mr. Chung purchased 1,324,999 shares of Company’s common stock at an average share price of $0.078.

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

15. Subsequent Event

On July 17, 2013, the Company and each of the holders of the Senior Convertible Notes due on September 1, 2013 in the original aggregate principal amount of $12.0 million (see note 3) agreed to cause all remaining principal and interest under the Senior Convertible Notes to be converted into an aggregate of 18,679,584 shares of the Company’s common stock in full satisfaction of the notes.  The shares were delivered to the holders of the notes on July 18, 2013.  As a result of this conversion, the Senior Convertible Notes were paid off in full and is no longer outstanding as of July 18, 2013.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. All amounts described in this section are in thousands, except share and per share data.

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

Our revenues are derived from (i) selling our bulk Liquidmetal alloy products, which include non-consumer electronic devices, aerospace parts, medical products, automotive components, oil and gas exploration, and sports and leisure goods, (ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, (iii) product licensing and royalty revenue, and (iv) research and development revenue.

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

Under the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, and (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 17,980,455 shares under the anti-dilution provisions of the warrants) at an original exercise price of $0.22 per share (subsequently reduced to $0.18 per share under the anti-dilution provisions of the warrants), which expire on June 1, 2017. All of the shares of common stock issuable upon exercise of the warrants are subject to a lockup period through December 31, 2016.

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

Our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three and six months ended June 30, 2013 and 2012

	For the three months ended June 30,				For the six months ended June 30,
	2013		2012		2013		2012
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$150		$208		$265		$391
Licensing and royalties	-		6		7		19
Total revenue	150		214		272		410

Cost of sales	111	74%	102	49%	193	73%	184	47%
Gross margin	39	26%	112	54%	79	30%	226	58%

Selling, marketing general and administrative	1,209	806%	1,007	484%	2,523	952%	1,964	502%
Research and development	224	149%	211	101%	460	174%	399	102%
Manufacturing contract costs	-		6,300		-		6,300
Operating loss	(1,394)		(7,406)		(2,904)		(8,437)

Change in value of warrants, gain (loss)	286		(174)		796		(174)
Change in value of embedded conversion feature liabilities, gain	1,378		-		3,056		-
Debt discount amortization expense	(2,108)		-		(6,143)		-
Financing costs	-		(1,355)		-		(1,355)
Interest expense	(80)		22		(221)		(18)
Interest income	1		4		4		8

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

Revenue. Total revenue decreased to $150 for the three months ended June 30, 2013 from $214 for the three months ended June 30, 2012. Total revenue also decreased for the six months ended June 30, 2013 to $272 from $410 for the same period in 2012. The decrease for the respective periods was primarily attributable to a decrease in general prototype and other revenue.

Cost of sales. Cost of sales was $111 or 74% of products revenue, for the three months ended June 30, 2013 from $102, or 49% of products revenue, for the three months ended June 30, 2012. Cost of sales was $193 or 73% of products revenue, for the six months ended June 30, 2013 from $184, or 47% of products revenue, for the six months ended June 30, 2012. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have variable cost percentages relative to products revenue. Therefore, our cost of sales as a percentage of products revenue may not be representative of our future cost percentages. When and if we begin increasing our products revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our cost of sales percentages to stabilize and be more predictable.

Gross margin. Our gross margin decreased to $39 from $112 for the three month periods ended June 30, 2013, and 2012, respectively. Our gross margin percentage decreased to 26% from 54% for the three month periods ended June 30, 2013, and 2012, respectively. As discussed above under “Cost of sales”, much of our current product mix consists of prototype parts and other revenue which have variable cost percentages relative to revenue. As such, our gross margin percentages may not be representative of our future business. When and if we begin increasing our revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our gross margin percentages to stabilize and be more predictable.

Selling, Marketing, General, and Administrative. Selling, marketing, general and administrative expense increased to $1,209 and $2,523 for the three and six months ended June 30, 2013, respectively, from $1,007 and $1,964 for the three and six months ended June 30, 2012, respectively. The increase during the respective periods was mainly due to additional payroll expenses for new hires including an Executive Vice President of Business Development and Operations and a Sales Engineer to facilitate the adoption of our technology.

Research and Development. Research and development expenses increased to $224 and $460 for the three and six months ended June 30, 2013, respectively, from $211 and $399 for the three and six months ended June 30, 2012, respectively. The increase from prior year was mainly due to the hiring of our Vice President of Engineering at the end of 2012. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys.

Manufacturing Contract Costs. Manufacturing contract costs consisted of $6,300 for the three and six months ended June 30, 2012 related to the discount pricing that Visser received under the Visser MTA Agreement (see note 3 “June 2012 Visser MTA Agreement” in the accompanying footnote to the financial statements). The $6,300 was determined by taking the $0.21 difference between the Company’s weighted average $0.31 stock price at the time of issuances of our common stock to Visser and the $0.10 per share actual purchase price, multiplied by the 30,000,000 shares issued to Visser. No such costs were incurred in 2013.

Operating loss. Operating loss was $1,394 and $2,904 for the three and six month periods ended June 30, 2013, respectively. Excluding the one-time manufacturing contract costs, loss was $1,106 and $2,137 for the three and six month periods ended June 30, 2012, respectively. The increase in our loss is primarily attributable to the increase in operating expenses as discussed above.

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

Change in Value of Warrants. The change in value of warrants was a non-cash gain of $286 and $796 for the three and six months ended June 30, 2013, respectively. The change in value of warrants for both the three and six months ended June 30, 2012 was a non-cash loss of $174. These gains and losses result from periodic valuation adjustments related to our stock price fluctuations for warrants issued in connection with the Visser MTA Agreement and our senior convertible notes issued as part of the July 2012 Private Placement (as discussed below). Changes in the value of our warrants are non-cash and do not affect the operations of our business.

Change in Value of Embedded Conversion Feature Liability. Change in value of embedded conversion feature liability was a non-cash gain of $1,378 and $3,056 for the three and six months ended June 30, 2013,respectively. The change in value of embedded conversion feature liability is due to changes in our stock price associated with the valuation of our embedded conversion feature liability related to the Senior Convertible Notes issued as part of the July 2012 Private Placement, as well as the gradual decrease in the embedded conversion feature liability in conjunction with the amortization of our Senior Convertible Notes (see note 3 in the accompanying footnote to the financial statements).

Debt Discount Amortization. Debt discount amortization expense was $2,108 and $6,143 of non-cash expense for the three and six months ended June 30, 2013, respectively (See Consolidated Statements of Cashflows in the accompanying financial statements). Debt discount amortization primarily relates to the amortization of $12,000 of original debt discount over the term of the Senior Convertible Notes issued as part of the July 2012 Private Placement along with its issuance cost. The amount includes amortization of debt discount of $1,673 and $4,353 for the three and six months ended June 30, 2013, respectively, under the effective interest method, as well as $435 and $1,790 of expense for the three and six months period ended June 30, 2013, respectively, related to the additional issuance of stock at a discount in relation to the amortization of our Senior Convertible Notes.

Financing Costs. Financing costs consisted of $1,355 for the three and six months ended June 30, 2012 related to the recording of our warrant liability for the issuance of warrants to purchase 15,000,000 shares of our common stock to Visser at an exercise price of $0.22 per share and expiring on June 1, 2017 under the Visser MTA Agreement (see note 3 in the accompanying footnote to the financial statements). No such financing costs were incurred in 2013.

Interest Expense. Interest expense for the three and six month ended June 30, 2013 was $80 and $221, respectively, and consists of the 8% interest related to the Senior Convertible Notes issued as part of the July 2012 Private Placement. Interest expense was a benefit of $22 for the three months ended June 30, 2012 and an expense of $18 for the six months ended June 30, 2012 due to the forgiveness of $68 of 2012 interest expense in exchange for the early payment of a note to a former licensee.

Interest Income. Interest income relates to interest earned from our cash deposit for the respective periods.

Liquidity and Capital Resources

Our cash used in operations was $2,783 for the six months ended June 30, 2013,and cash used in investing activities was $171 for the six months ended June 30, 2013. There were no cash related financing activities for the six months ended June 30, 2013. As of June 30, 2013, our cash balance was $4,208.

On July 2, 2012, we entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which we issued $12,000 in principal amount of Senior Convertible Notes that were due on September 1, 2013 and warrants to the purchasers of such notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of our common stock at an exercise price of $0.384 per share. At June 30, 2013, the outstanding principal under the Senior Convertible Notes was $1,000. As of July 18, 2013, the notes under the July 2012 Private Placement were paid off in full through issuance of common stock (see note 15).

We anticipate that our current capital resources, together with income from operations, will be sufficient to fund our operations through the end of the first quarter of 2014. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. Such factors will likely require that we raise additional funds to support our operations beyond the first quarter of 2014. There is no assurance that we will be able to raise such additional funds on acceptable terms, if at all. If we raise additional funds by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. As a result of these and other factors, our independent registered public accounting firm has indicated, in their audit opinion on our 2012 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting.

On April 1, 2013, we implemented Great Plains ERP system to facilitate all of our financial reporting systems and controls. There have been no other changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities which were not registered under the Securities Act of 1933, as amended:

1.

As previously described in a Form 8-K filed on July 3, 2012, we completed on July 2, 2012, a private placement of $12.0 million in senior convertible notes (the “Notes”). During the period covered by this Quarterly Report on Form 10-Q, we issued an aggregate of 45,106,115 shares of our common stock to the five holders of the Notes in satisfaction of $3 million in monthly installment payments that were due under the Notes during the period. We also issued, after the period covered by this Quarterly Report and through the date on which this Quarterly Report is filed, an aggregate of 18,679,584 shares of our common stock to the holders of the Notes in satisfaction of the $1 million final installment payment due under the Notes. Through the date on which this Quarterly Report is filed, we have issued an aggregate of 160,749,475 shares of common stock to the holders of the Notes in satisfaction of principal and interest under the Notes. The foregoing issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder. Such issuances were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the holders of the Notes (in connection with the private placement in which the Notes were offered and sold) regarding the Company or the securities offered in the private placement.

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

101

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 6, 2013	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2013	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)