Form 10-Q
period 2013-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2013-11-08
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes   ☐    No  ☒

The number of common shares outstanding as of October 31, 2013 was 373,040,523.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2013

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
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statement of Shareholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	23

Item 4 – Controls and Procedures	23

PART II – Other Information

Item 1 – Legal Proceedings	25

Item 1A – Risk Factors	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 – Defaults Upon Senior Securities	25

Item 4 – Mine Safety Disclosures	25

Item 5 – Other Information	25

Item 6 – Exhibits	26

Signatures	27

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$3,023	$7,162
Trade accounts receivable, net of allowance for doubtful accounts of $3 and $11, respectively	431	64
Prepaid expenses and other current assets	548	689
Total current assets	$4,002	$7,915
Property and equipment, net	265	161
Patents and trademarks, net	792	869
Other assets	28	28
Total assets	$5,087	$8,973

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	243	154
Accrued liabilities	704	248
Accrued dividends	-	222
Convertible notes, net of debt discount of $0 and $4,635, respectively	-	2,365
Embedded conversion feature liabilities on convertible notes	-	3,934
Total current liabilities	$947	$6,923

Long-term liabilities:
Warrant liabilities	4,481	2,766
Other long-term liabilities	856	856
Total liabilities	$6,284	$10,545

Shareholders' deficit:
Convertible, redeemable Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 and 506,936 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares and 400,000,000 authorized at September 30, 2013 and December 31, 2012, respectively; 373,040,523 and 242,074,324 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	373	242
Warrants	18,179	18,179
Additional paid-in capital	182,304	169,891
Accumulated deficit	(202,013)	(189,884)
Non-controlling interest in subsidiary	(40)	-
Total shareholders' deficit	(1,197)	(1,572)
Total liabilities and shareholders' deficit	$5,087	$8,973

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue
Products	$456	$80	$721	$471
Licensing and royalties	-	27	7	46
Total revenue	456	107	728	517

Cost of sales	396	73	589	256
Gross profit	60	34	139	261

Operating expenses
Selling, marketing, general and administrative	1,213	1,372	3,735	3,338
Research and development	368	217	829	616
Manufacturing contract costs	-	-	-	6,300
Total operating expenses	1,581	1,589	4,564	10,254
Operating loss	(1,521)	(1,555)	(4,425)	(9,993)

Change in value of warrants, gain (loss)	(2,511)	4,184	(1,715)	4,010
Change in value of embedded conversion feature liabilities, gain (loss)	(2,435)	2,785	621	2,785
Debt discount amortization expense	(361)	(6,247)	(6,504)	(6,247)
Financing costs	-	-	-	(1,355)
Interest expense	(21)	(240)	(242)	(258)
Interest income	1	10	5	18
Gain on extinguishment of debt (Note 7)	91	-	91	-

Net loss	(6,757)	(1,063)	(12,169)	(11,040)
Net loss attributable to non-controlling interest	32	-	40	-
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(6,725)	$(1,063)	$(12,129)	$(11,040)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.06)
Number of weighted average shares - basic and diluted	372,840,523	195,275,681	330,329,312	173,544,833

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2013

(in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non Controlling Interest	Total
Balance, December 31, 2012	506,936	242,074,324	$242	$18,179	$169,891	$(189,884)	$-	$(1,572)

Conversion of preferred stock	(506,936)	16,896,070	17		(17)			-
Common stock issuance		114,070,129	114		11,766			11,880
Stock option exercises					74			74
Stock-based compensation					134			134
Restricted stock issued to officer					234			234
Dividend distribution					222			222
Net loss						(12,129)	(40)	(12,169)

Balance, September 30, 2013	-	373,040,523	$373	$18,179	$182,304	$(202,013)	$(40)	$(1,197)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating activities:
Net loss	$(12,169)	$(11,040)

Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and amortization	158	138
Bad debt expense	11	-
Stock-based compensation	134	71
Restricted stock compensation issued to officer	234	233
Loss (Gain) from change in value of warrants	1,715	(4,010)
Gain from change in value of embedded conversion feature liabilities	(621)	(2,785)
Gain on extinguishment of debt (Note 7)	(91)	-
Manufacturing contract costs	-	6,300
Financing costs	-	1,355
Debt discount amortization	6,504	6,247
Non -cash interest	242	240

Changes in operating assets and liabilities:
Trade accounts receivable	(378)	143
Prepaid expenses and other current assets	(127)	106
Other assets	-	20
Accounts payable and accrued expenses	360	(854)
Deferred revenue	-	(67)
Other liabilities	-	247
Net cash used in operating activities	(4,028)	(3,656)

Investing Activities:
Purchases of property and equipment	(172)	(29)
Investment in patents and trademarks	(13)	(35)

Net cash used in investing activities	(185)	(64)

Financing Activities:
Proceeds from short-term debt	-	1,050
Repayment of short-term debt	-	(2,762)
Payment of debt issuance costs	-	(1,033)
Proceeds from exercise of stock options	74	44
Proceeds from convertible debt issuance	-	12,000
Proceeds from stock issuance	-	3,000
Net cash provided by financing activities	74	12,299

Net increase (decrease) in cash	(4,139)	8,579

Cash at beginning of period	7,162	122
Cash at end of period	$3,023	$8,701

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Offering cost in relation to common stock issuance	-	2,905
Cashless exercise of warrants	-	6,259
Pre-installment payment of convertible debt and interest through common stock issuance	7,187	1,240
Dividends paid in common stock upon preferred stock conversion	222	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

1. Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology company that develops and commercializes products made from amorphous alloys. The Company’s family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. The Company designs, develops and sells products and components from bulk amorphous alloys to customers in various industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2013. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013.

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
For the Nine Months Ended September 30, 2013 and 2012

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

The Company has one Level 2 financial instrument, that being warrants that are recorded at fair value on a periodic basis. Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option pricing model. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815 (see note 8).

The Company had one Level 3 financial instrument during the nine-months ended September 30, 2013, that being an embedded derivative that is recorded at fair value on a periodic basis. The embedded derivative is evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such embedded derivative is estimated using the Monte Carlo simulation model. The foregoing embedded derivative had certain anti-dilution and exercise price reset provisions which qualified the embedded derivative to be classified as a liability under FASB ASC 815. Upon the final settlement of the Senior Convertible Notes, this liability was extinguished as the underlying conversion option had been executed. As such, the fair value of the liability was reduced to zero upon conversion (see note 7).

As of September 30, 2013, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	4,481	-	$4,481	-

Recent Accounting Pronouncements

Offsetting Assets and Liabilities

In December 2011 and December 2012, the FASB issued accounting standards updates modifying the disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the consolidated balance sheet under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and narrative descriptions of setoff rights. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Presentation of Items Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standards update which requires disclosure related to items reclassified out of accumulated other comprehensive income (AOCI). The guidance requires entities to present separately, for each component of other comprehensive income (OCI), current period reclassifications and the remainder of the current-period OCI. In addition, for certain current period reclassifications, an entity is required to disclose the effect of the item reclassified out of AOCI on the respective line item of net income. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

Joint and Several Liabilities

In February 2013, the FASB issued an accounting standard update which modifies the requirements for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires companies to measure these obligations as the sum of the amount the company has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. This guidance is effective for all fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an accounting standards update which will require that an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward under certain circumstances. The guidance is effective for all fiscal years, and interim periods within those years, beginning December 15, 2013.  The Company does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements.

3. Significant Transactions

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which the Company issued $12,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of the Company’s common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. Each monthly installment payment may have been made in cash, shares of the Company’s common stock, or a combination thereof. If paid in shares, such shares were valued at the lower of (i) the then applicable conversion price or (ii) a price that was 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which the Company elected to pay in shares, whichever was lower. As of July 17, 2013, the Company had issued 163,641,547 shares of common stock in full satisfaction of notes (see note 7).

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share, and such warrants first became exercisable on January 2, 2013 which was six months after the issuance date thereof. In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price will be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 8).

June 2012 Visser MTA Agreement

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA Agreement”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

Under the manufacturing and service component of the Visser MTA Agreement, the Company has agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Further, the Company has agreed to sublicense to Visser, on a fully-paid up, royalty-free, irrevocable, perpetual, worldwide basis, all intellectual property rights held by the Company. Visser’s use of such sublicense is limited to the exercise of its manufacturing rights, provided that such limitation will terminate if the Company fails to comply with certain technical, administrative, and research and development support obligations set forth in the transaction agreements with Visser and such failure is not cured within 60 days. In addition, Visser has a right of first refusal over any proposed transfer by the Company of its technology pursuant to any license, sublicense, sale or other transfer, other than a license to a machine or alloy vendor.

Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 18,539,762 shares under the anti-dilution provision of the warrants, see note 8) at an original exercise price of $0.22 per share (subsequently reduced to $0.18 per share under the anti-dilution provision of the warrants, see note 8) which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which was convertible into shares of common stock at a conversion rate of $0.22 per share. The Promissory Note was issued pursuant to a $2,000 loan facility made available by Visser, but no borrowings were made by the Company under this loan facility, and the deadline for making borrowings under the facility expired on November 15, 2012. All of the shares of common stock issuable upon exercise of the warrants are subject to a lock-up period through December 31, 2016.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013 and 2012

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

In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with the Visser MTA Agreement (see note 15).

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

Other License Transactions

On January 31, 2012, the Company and Engel Austria Gmbh (“Engel”) entered into a Supply and License Agreement for a five year term whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. Since that time, the Company has delivered to Engel a customized induction melt system with a configuration for a standard injection-molding machine that that can be commercially supplied and supported by Engel to enable future licensees to manufacture Liquidmetal components.  As of September 30, 2013, no revenues have been recognized under this agreement.

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
For the Nine Months Ended September 30, 2013 and 2012

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

4. Liquidity and Capital Resources

The Company’s cash used in operations was $4,028 for the nine months ended September 30, 2013, cash used in investing activities was $185 for the nine months ended September 30, 2013, and cash provided by financing activities was $74 for the nine months ended September 30, 2013. As of September 30, 2013, the Company’s cash balance was $3,023.

On July 2, 2012, the Company entered into the July 2012 Private Placement pursuant to which it issued $12,000 in principal amount of Senior Convertible Notes that were due on September 1, 2013 and warrants to the purchasers of such Senior Convertible Notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share (see note 3). As of July 17, 2013, the notes under the July 2012 Private Placement were paid off in full through issuance of common stock (see note 7).

The Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations through the end of the first quarter of 2014. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, Visser’s ability to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. Such factors will likely require that the Company raise additional funds to support the Company’s operations beyond the first quarter of 2014. There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of the Company’s operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

On November 8, 2013, the Company entered into a Common Stock Purchase Agreement that will allow the company to raise up to $20 million through periodic issuances of common stock over a three year period (see note 15).

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $548 and $689 as of September 30, 2013 and December 31, 2012, respectively and primarily consists of prepaid invoices and insurance premiums that will be reclassified to expense as shipments are made to customers or services are provided. Deferred debt issuance costs are also included in prepaid expenses and other current assets and were $0 as of September 30, 2013, reflecting $15 and $360 of amortization expensed during the three and nine months ended September 30, 2013, respectively. Deferred debt issuance costs were $399 as of December 31, 2012.

6. Patents and Trademarks, net

Net patents and trademarks totaled $792 and $869 as of September 30, 2013 and December 31, 2012, respectively, and it primarily consists of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $25 and $90 for the three and nine months ended September 30, 2013, respectively. Amortization expense for patents and trademarks was $32 and $101 for the three and nine months ended September 30, 2012, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

7. Convertible Note and Embedded Conversion Feature Liability and Gain on Extinguishment of Debt

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

Pursuant to the terms of the Senior Convertible Notes, the Company opted to pay the first eleven monthly installment payments due prior to June 30, 2013 with shares of the Company’s common stock, with settlement of the final installment during July 2013. Upon final settlement, the Company had issued 163,641,547 shares of common stock, at a weighted average conversion price of $0.0774, for the twelve installment payments due under the notes, consisting of $12,000 principal and $680 of interest.

Interest expense on the Senior Convertible Notes was $21 and $242 for the three and nine months ended September 30, 2013, respectively, and the balance on the notes (net of debt discount) was $0 as of September 30, 2013 as follows:

	Convertible Note	Debt Discount	Net Total

Beginning Balance - December 31, 2012	$7,000	$(4,635)	$2,365
Installment Payments in Shares	(7,000)	-	(7,000)
Amortization	-	4,181	4,181
Write-off associated with convertible debt extinguishment	-	454	454
Ending Balance - September 30, 2013	$-	$-	$-

On July 17, 2013, the Company and each of the holders of the Senior Convertible Notes due on September 1, 2013, in the original aggregate principal amount of $12,000, agreed to cause all remaining principal and interest under the Senior Convertible Notes to be converted into an aggregate of 18,679,584 shares of the Company’s common stock in full satisfaction of the notes.  As a result of this conversion, the Senior Convertible Notes were paid off in full and are no longer outstanding as of the conversion date. As the final conversion occurred pursuant to terms that were not included in the original terms of the Senior Convertible Notes, the Company recorded a gain on extinguishment of debt in the amount of $91 which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs, embedded conversion feature liabilities, and the difference between the reacquisition price of the shares issued and the contractual conversion price of the Senior Convertible Notes.

8. Warrant Liability

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations due to the price-based anti-dilution rights of the warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see note 3). These warrants had an original exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of paying down our convertible notes with common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.21 as of December 31, 2012 and $0.18 as of September 30, 2013. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 15,776,632 and 18,539,762 as of December 31, 2012 and September 30, 2013, respectively. As of September 30, 2013, these warrants were valued at $2,323 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 3.67 years, (ii) volatility of 148%, (iii) risk-free interest rate of 1.39%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three and nine months ended September 30, 2013 was a loss of $1,318 and $1,063, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of September 30, 2013, these warrants were valued at $2,158 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 3.75 years, (ii) volatility of 147%, (iii) risk-free interest rate of 1.39%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three and nine months ended September 30, 2013 was a loss of $1,193 and $652, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

The following table summarizes the change in the Company’s warrant liability as of September 30, 2013:

	Visser MTA	July 2, 2012
	Agreement	Private Placement	Total

Beginning Balance - December 31, 2012	$1,260	$1,506	2,766
Change in value of warrant liability, loss	1,063	652	1,715
Ending Balance - September 30, 2013	$2,323	$2,158	$4,481

The Company had warrants to purchase 67,069,319 and 64,306,189 shares of common stock outstanding as of September 30, 2013 and December 31, 2012, respectively. Of these, warrants to purchase 37,289,762 shares were valued and classified as a liability under FASB ASC 815 (see note 11).

9. Other Long-term Liabilities

Other long-term liabilities balance was $856 as of September 30, 2013 and December 31, 2012, and consists of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off.

10. Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. All options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During the nine months ended September 30, 2013, the Company did not grant any options under this plan. The Company had outstanding grants of options to purchase 2,720,000 and 3,392,000 shares of the Company’s common stock as of September 30, 2013 and December 31, 2012, respectively.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan, with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2013, the Company granted options to purchase 12,867,500 shares of common stock. Under this plan, the Company had grants of options to purchase 12,677,500 and 330,000 shares of the Company’s common stock as of September 30, 2013, and December 31, 2012, respectively.

11. Shareholders’ Deficit

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see note 3).

Pursuant to the terms of the Company’s Senior Convertible Notes issued in the July 2012 Private Placement, the Company opted to pay the twelve monthly installment payments prior to the September 1, 2013 maturity date with shares of the Company’s common stock. Upon final settlement, the Company had issued 163,641,547 shares of common stock at a weighted average conversion price of $0.0774, for the twelve installment payments due under the notes, consisting of $12,000 principal and $680 of interest (see notes 3 and 7).

During the nine months ended September 30, 2013, the holders of the Company’s Series A Preferred Stock converted all of the outstanding 506,936 shares of preferred stock into 16,896,070 shares of the Company’s common stock (see “Preferred stock” below). After giving effect to such conversion, the Company has no shares of preferred stock outstanding.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013 and 2012

(unaudited)

On February 28, 2013, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of common stock from 400 million shares to 500 million shares.

On October 24, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock from 500 million shares to 700 million shares (see note 15).

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

The Series A Preferred Stock and any accrued and unpaid dividends thereon was convertible, at the option of the holders of the Series A Preferred Stock, into common stock of the Company at a conversion price of $.10 per share in the case of the Series A-1 Preferred Stock and a conversion price of $.22 per share in the case of the Series A-2 Preferred Stock (in both cases subject to adjustments for any stock dividends, splits, combinations and similar events).

As of December 31, 2012, the Company had 506,936 shares of Series A Preferred Stock outstanding, consisting of 105,231 and 401,705 shares of Series A-1 and Series A-2 Preferred Stock, respectively. Preferred stock as of December 31, 2012 was $0 due to an insignificant balance, and accrued dividends on the Series A Preferred Stock as of December 31, 2012 were $222.

During the nine months ended September 30, 2013, all of the holders of the Company’s Series A Preferred Stock converted all of the outstanding shares of preferred stock and accrued dividends into 16,896,070 shares of the Company’s common stock. Therefore, as of September 30, 2013, the Company no longer had any outstanding Preferred Stock and the related $222 accrued dividends were reclassified to additional paid-in capital as of September 30, 2013.

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of December 31, 2012 and September 30, 2013. These warrants do not contain anti-dilution provisions and are reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment. Warrants classified as equity were recorded at $18,179 as of December 31, 2012 and September 30, 2013. All of such warrants have an exercise price of $0.49 and expire on July 15, 2015.

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf. As of September 30, 2013, non-controlling interest was a deficit of $40. The December 31, 2012 non-controlling interest balance was immaterial and not recorded.

12. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 15,397,500 shares of common stock, at prices ranging from $0.08 to $2.49 per share, were outstanding at September 30, 2013, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 67,069,319 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at September 30, 2013 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Options to purchase 4,352,000 shares of common stock, at prices ranging from $0.09 to $15.00 per share, were outstanding at September 30, 2012, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 63,529,557 shares of common stock, with prices ranging from $0.22 to $0.49 per share, outstanding at September 30, 2012 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. 16,896,073 shares of common stock issuable upon conversion of the Company’s convertible preferred stock, with conversion prices of $0.10 and $0.22 per share, outstanding at September 30, 2012 were not included in the computation of diluted EPS for the same period because the inclusion would have been antidilutive, given the Company’s net loss.

13. Commitments and Contingencies

The Company leases its office and warehouse facility under a lease agreement that expires on April 30, 2016. Rent payments are subject to escalations through the end of the lease term. Rent expense was $50 and $150 for the three and nine months ended September 30, 2013, respectively. Rent expense was $50 and $150 for the three and nine months ended September 30, 2012, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013 and 2012

(numbers in thousands, except share and per share data)

(unaudited)

14. Related Party Transactions

On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and Chairman of the Company, to sell all of the stock of the Company’s former Chinese subsidiary, Advanced Metals Materials (“AMM”) for $720. As part of the consideration, the Company received a $200 Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum. In conjunction with the Stock Purchase Agreement, the Company also entered into a license agreement (the “IMG License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0 in royalty revenues from IMG during the three and nine months ended September 30, 2013.

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

During 2012, the Company incurred $2 in legal fees to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008. The Company had agreed to reimburse Mr. Kang’s legal fees incurred on this issue through December 31, 2012.

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

Mr. Thomas Steipp, the Company’s Chief Executive Officer, sold an aggregate of 400,000 shares of the common stock of the Company on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of Company restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and the Company. The trading plan also provides for the future sale of 400,000 shares of Company common stock scheduled for August 4, 2014.

In September 2013, the Company entered into Change of Control Agreements with Ricardo A. Salas, the Company’s Executive Vice President, Tony Chung, the Company’s Chief Financial Officer, and certain other executive officers who are not named executive officers of the Company for SEC reporting purposes. The Change of Control Agreements provide that if the executive officer’s employment with the Company is terminated without cause during the one-year period after a change of control of the Company, then the terminated officer will receive lump sum severance compensation in an amount equal to twelve months of his then-current base salary. Under the agreements, each of the executive officers will also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease or assignment to a lower-level position. In addition, upon termination, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during 2013 and 2012.

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

15. Subsequent Event

Annual Meeting of Stockholders

On October 24, 2013, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to (i) increase the number of shares of common stock that the Company is authorized to issue from 500,000,000 shares to 700,000,000 shares and (ii) remove all language relating to the Company’s Series A-1 and Series A-2 Preferred Stock and the rights of the holders thereof. The amendment was filed with the Secretary of State of the State of Delaware on October 28, 2013, and is therefore effective as of October 28, 2013.

Arbitration with Visser

In November 2013, the Company and Visser entered into arbitration proceedings with the Judicial Arbiter Group in Denver, CO. Both parties have filed claims alleging breaches of various obligations under the Visser MTA Agreement entered into on June 1, 2012 (see note 3).

In general, the Company has filed claims for damages against Visser for fraudulently inducing the Company to enter into the Visser MTA Agreement and harm inflicted on the Company for its failure to perform under the manufacturing component of the Visser MTA Agreement. In addition, the Company is seeking reformation and/or termination of parts of the Visser MTA Agreement in order to free the Company from the exclusive manufacturing arrangement with Visser and allow the Company to seek other manufacturing partners. Visser has also filed claims for damages against the Company alleging several violations of the Visser MTA Agreement including fraudulent contract inducement and securities fraud through alleged misrepresentations regarding the future capitalization of the Company, breach of several components of the Visser MTA Agreement through alleged inappropriate sharing of intellectual property with other business partners, as well as the lack of a qualified sales force in marketing the Company’s technology and related production efforts of Visser. Visser also requests equitable relief in the form of orders increasing its stock ownership in the Company and requiring the Company to honor its asserted rights of first refusal with respect to the Company’s technology.

The Company believes that the claims by Visser are without merit and intends to defend itself vigorously and to forcefully pursue its claims for fraudulent inducement, breach of contract and other causes of action against Visser. The Company can make no predictions regarding the outcome of this arbitration. The pendency of the dispute and the arbitration could have a material, adverse effect on the Company and its results of operations and financial condition, as well as upon the market price of the Company's common stock held by the Company's stockholders.

Common Stock Purchase Agreement

On November 8, 2013 the Company entered into a Common Stock Purchase Agreement with various institutional investors (the “investors”) that allows, but does not obligate, the Company to issue and sell up to $20 million of shares of its common stock to the investors from time to time over the 36-month period following the effectiveness of a registration statement that the Company has agreed to file with the Securities and Exchange Commission to register the resale of the stock by the investors. The Company may, in accordance with the procedures outlined in the agreement, notify the investors of the dollar amount that the Company intends to sell to the investors, subject to a maximum amount equal to the lesser of (i) a specified dollar amount set forth in the agreement and (ii) a dollar amount equal to 300% of the average daily trading volume of the company's common stock for the ten trading days immediately prior to the date of the request. Upon such a notice, the investors will be contractually obligated to purchase the shares at a purchase price equal to 90% of the lowest daily volume weighted average price of the common stock over a five-day pricing period beginning on the date of the notice.

In consideration for execution and delivery of the agreement, the Company will be issuing to each of the investors a pro rata portion of 2,666,667 shares of the Company’s common stock.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. All amounts described in this section are in thousands, except share and per share data.

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, and Form 8-K and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Under the manufacturing and service component of the Visser MTA Agreement, we have agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Further, we have agreed to sublicense to Visser, on a fully-paid up, royalty-free, irrevocable, perpetual, worldwide basis, all intellectual property rights held by us. Visser’s use of such sublicense is limited to the exercise of its manufacturing rights, provided that such limitation will terminate if we fail to comply with certain technical, administrative, and research and development support obligations set forth in the transaction agreements with Visser and such failure is not cured within 60 days. In addition, Visser has a right of first refusal over any proposed transfer of our technology pursuant to any license, sublicense, sale or other transfer, other than a license to a machine or alloy vendor.

Under the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, and (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 18,539,762 shares under the anti-dilution provisions of the warrants) at an original exercise price of $0.22 per share (subsequently reduced to $0.18 per share under the anti-dilution provisions of the warrants), which expire on June 1, 2017. All of the shares of common stock issuable upon exercise of the warrants are subject to a lockup period through December 31, 2016.

In November 2013, we entered into arbitration proceedings with Visser to resolve disputes associated with the Visser MTA Agreement (see note 15 in the accompanying footnotes to the financial statements).

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

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees. Since that time, we have delivered to Engel a customized induction melt system with a configuration for a standard injection-molding machine that that can be commercially supplied and supported by Engel to enable future licensees to manufacture Liquidmetal components.  As of September 30, 2013, no revenues have been recognized under this agreement.

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

Our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three and nine months ended September 30, 2013 and 2012

	For the three months ended September 30,				For the nine months ended September 30,

	2013		2012		2013		2012
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$456		$80		$721		$471
Licensing and royalties	-		27		7		46
Total revenue	456		107		728		517

Cost of sales	396	87%	73	91%	589	82%	256	54%

Gross margin	60	13%	34	43%	139	19%	261	55%

Selling, marketing general and administrative	1,213	266%	1,372	1715%	3,735	518%	3,338	709%
Research and development	368	81%	217	271%	829	115%	616	131%
Manufacturing contract costs	-		-		-		6,300

Operating loss	(1,521)		(1,555)		(4,425)		(9,993)

Change in value of warrants, gain (loss)	(2,511)		4,184		(1,715)		4,010
Change in value of embedded conversion feature liabilities, gain	(2,435)		2,785		621		2,785
Debt discount amortization expense	(361)		(6,247)		(6,504)		(6,247)
Financing costs	-		-		-		(1,355)
Interest expense	(21)		(240)		(242)		(258)
Interest income	1		10		5		18
Gain on extinguishment of debt	91		-		91		-

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

Revenue. Total revenue increased to $456 for the three months ended September 30, 2013 from $107 for the three months ended September 30, 2012. Total revenue also increased for the nine months ended September 30, 2013 to $728 from $517 for the same period in 2012. The increase for the respective periods was primarily attributable to an increase in research and development services under existing purchase orders.

Cost of sales. Cost of sales was $396, or 87% of products revenue, for the three months ended September 30, 2013, an increase from $73, or 91% of products revenue, for the three months ended September 30, 2012. Cost of sales was $589, or 82% of products revenue, for the nine months ended September 30, 2013, an increase from $256, or 54% of products revenue, for the nine months ended September 30, 2012. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to products revenue, than would otherwise be incurred by contract manufacturers. Therefore, our cost of sales as a percentage of products revenue may not be representative of our future cost percentages. When and if we begin increasing our products revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our cost of sales percentages to stabilize and be more predictable.

Gross margin. Our gross margin increased to $60 from $34 for the three month periods ended September 30, 2013, and 2012, respectively. Our gross margin, as a percentage of products revenue, decreased to 13% from 43% for the three month periods ended September 30, 2013, and 2012, respectively. Our gross margin decreased to $139 from $261 for the nine month periods ended September 30, 2013, and 2012, respectively. Our gross margin, as a percentage of products revenue, decreased to 19% from 55% for the nine month periods ended September 30, 2013, and 2012, respectively. As discussed above under “Cost of sales”, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to revenue, than would otherwise be incurred by contract manufacturers. As such, our gross margin percentages may fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When and if we begin increasing our revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our gross margin percentages to stabilize and be more predictable.

Selling, Marketing, General, and Administrative. Selling, marketing, general and administrative expenses were $1,213 and $3,735 for the three and nine months ended September 30, 2013, respectively, compared to $1,372 and $3,338 for the three and nine months ended September 30, 2012, respectively. The increase in expense for the nine-month period ended September 30, 2013 is due to additional payroll expenses for new hires including an Executive Vice President of Business Development and Operations and a Sales Engineer to facilitate the adoption of our technology. The decrease in the three month period ended September 30, 2013 is due to reductions in legal and consulting expenses, which were slightly off-set by increases in payroll expenses for the period.

Research and Development. Research and development expenses increased to $368 and $829 for the three and nine months ended September 30, 2013, respectively, from $217 and $616 for the three and nine months ended September 30, 2012, respectively. The increase from the prior year was mainly due to additional company research during 2013, inclusive of testing programs related to our golf subsidiary, and the hiring of our Vice President of Engineering at the end of 2012. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Manufacturing Contract Costs. Manufacturing contract costs consisted of $6,300 for the three and nine months ended September 30, 2012 related to the discount pricing that Visser received under the Visser MTA Agreement (see note 3 “June 2012 Visser MTA Agreement” in the accompanying footnote to the financial statements). The $6,300 was determined by taking the $0.21 difference between the Company’s weighted average $0.31 stock price at the time of issuances of our common stock to Visser and the $0.10 per share actual purchase price, multiplied by the 30,000,000 shares issued to Visser. No such costs were incurred in 2013.

Operating loss. Operating loss was $1,521 and $4,425 for the three and nine month periods ended September 30, 2013, respectively. This compares to $1,555 and $9,993 for the three and nine month periods ended September 30, 2012. Excluding the one-time manufacturing contract costs, loss was $1,555 and $3,693 for the three and nine month periods ended September 30, 2012, respectively. The change in our loss is primarily attributable to the increase in operating expenses, off-set by higher revenues, as discussed above.

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

Change in Value of Warrants. The change in value of warrants was a non-cash loss of $2,511 and $1,715 for the three and nine months ended September 30, 2013, respectively. The change in value of warrants was a non-cash gain of $4,184 and $4,010 for the three and nine months ended September 30, 2012, respectively. These gains and losses result from periodic valuation adjustments related to fluctuations in our stock price for warrants issued in connection with the Visser MTA Agreement and our senior convertible notes issued in our private placement that closed in July 2012, as further described in note 3 to the accompanying financial statements (the “July 2012 Private Placement”). Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in Value of Embedded Conversion Feature Liability. Change in value of embedded conversion feature liability was a non-cash gain (loss) of $(2,435) and $621 for the three and nine months ended September 30, 2013, respectively. The change in value of embedded conversion feature liability is due to changes in our stock price associated with the valuation of our embedded conversion feature liability related to the senior convertible notes issued as part of the July 2012 Private Placement, as well as the gradual decrease in the embedded conversion feature liability in conjunction with the amortization of our senior convertible notes. As part of the final conversion of the senior convertible notes on July 17, 2013, the associated embedded conversion liability was reduced to zero due to exercise of the conversion option and was included in the calculation of the resulting gain on extinguishment of the senior convertible notes (see note 7 in the accompanying footnotes to the financial statements).

Debt Discount Amortization. Debt discount amortization expense was $361 and $6,504 of non-cash expense for the three and nine months ended September 30, 2013, respectively (See Consolidated Statements of Cash Flows in the accompanying financial statements). Debt discount amortization primarily relates to the amortization of $12,000 of original debt discount over the term of the senior convertible notes issued as part of the July 2012 Private Placement along with related issuance costs. The amount includes amortization of debt discount and issuance costs of $188 and $4,541 for the three and nine months ended September 30, 2013, respectively, under the effective interest method, as well as $173 and $1,964 of expense for the three and nine months period ended September 30, 2013, respectively, related to the additional issuance of stock at a discount in relation to the amortization of our senior convertible notes. As part of the final conversion of the senior convertible notes on July 17, 2013, the associated unamortized debt discount and debt issuance costs were reduced to zero and were included in the calculation of the resulting gain on extinguishment of the senior convertible notes (see note 7 in the accompanying footnotes to the financial statements).

Financing Costs. Financing costs consisted of $1,355 for the three and nine months ended September 30, 2012 related to the recording of our warrant liability for the issuance of warrants to purchase 15,000,000 shares of our common stock to Visser at an exercise price of $0.22 per share, which expire on June 1, 2017 under the Visser MTA Agreement (see note 3 in the accompanying footnotes to the financial statements). No such financing costs were incurred in 2013.

Interest Expense. Interest expense for the three and nine months ended September 30, 2013 was $21 and $242, respectively, and consists of the 8% interest related to the senior convertible notes issued as part of the July 2012 Private Placement. Interest expense related to the same obligation was $240 and $258, respectively, for the three and nine months ended September 30, 2012.

Interest Income. Interest income relates to interest earned from our cash deposit for the respective periods.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $91 for both the three and nine month periods ended September 30, 2013, respectively. The gain consisted of the write-off of unamortized debt discount, unamortized debt issuance costs, embedded conversion feature liabilities, and the difference between the reacquisition price of the shares issued and the contractual conversion price of the Senior Convertible Notes (see note 7 in the accompanying footnotes to the financial statements).

Liquidity and Capital Resources

Our cash used in operations was $4,028 for the nine months ended September 30, 2013, cash used in investing activities was $185 for the nine months ended September 30, 2013, and cash provided by financing activities was $74 for the nine months ended September 30, 2013. As of September 30, 2013, our cash balance was $3,023.

On July 2, 2012, we completed the July 2012 Private Placement pursuant to which we issued $12,000 in principal amount of senior convertible notes that were due on September 1, 2013 and warrants to the purchasers of such notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of our common stock at an exercise price of $0.384 per share. As of July 17, 2013, the notes issued in the July 2012 Private Placement were paid off in full through the issuance of common stock (see note 7 in the accompanying footnotes to the financial statements).

We anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations through the end of the first quarter of 2014. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. Such factors will likely require that we raise additional funds to support our operations beyond the first quarter of 2014. There is no assurance that we will be able to raise such additional funds on acceptable terms, if at all. If we raise additional funds by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

On November 8, 2013, we entered into a Common Stock Purchase Agreement that will allow us to raise up to $20 million through periodic issuances of common stock over a three year period (see note 15 in the accompanying footnotes to the financial statements).

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting.

On April 1, 2013, we implemented Great Plains ERP system to facilitate all of our financial reporting systems and controls. Aside from continued process improvements related to the use of this system, we have hired additional personnel to improve and further implement policies and procedures relating to our internal control over financial reporting. While this is not seen as a material change that occurred during the quarter ended September 30, 2013, we believe these to be positive efforts on the continued strengthening of our system of internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies Inc. since the filing our annual report on Form 10-K for the year ended December 31, 2012, except as follows:

In November 2013, Visser and we entered into arbitration proceedings with the Judicial Arbiter Group in Denver, CO. Both parties have filed claims alleging breaches of various obligations under the Visser MTA Agreement entered into on June 1, 2012.

In general, we have filed claims for damages against Visser for fraudulently inducing us into entering the Visser MTA Agreement and harm inflicted on us for its failure to perform under the manufacturing component of the Visser MTA Agreement. In addition, we are seeking reformation and/or termination of parts of the Visser MTA Agreement in order to free us from the exclusive manufacturing arrangement with Visser and allow us to seek other manufacturing partners. Visser has also filed claims for damages against us alleging several violations of the Visser MTA Agreement including fraudulent contract inducement and securities fraud through alleged misrepresentations regarding our future capitalization, breach of several components of the Visser MTA Agreement through alleged inappropriate sharing of intellectual property with other business partners, as well as the lack of a qualified sales force in marketing our technology and related production efforts of Visser. Visser also requests equitable relief in the form of orders increasing its stock ownership and requiring us to honor its asserted rights of first refusal with respect to our technology.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities which were not registered under the Securities Act of 1933, as amended:

1.

As previously described in a Form 8-K filed on July 3, 2012, we completed on July 2, 2012, a private placement of $12.0 million in senior convertible notes (the “Notes”). During the period covered by this Quarterly Report on Form 10-Q, we issued an aggregate of 21,571,656 shares of our common stock to the five holders of the Notes in satisfaction of final installment payments due under the Notes. Through the date on which this Quarterly Report is filed, we have issued an aggregate of 163,641,547 shares of common stock to the holders of the Notes in full satisfaction of principal and interest under the Notes. The foregoing issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder. Such issuances were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the holders of the Notes (in connection with the private placement in which the Notes were offered and sold) regarding the Company or the securities offered in the private placement.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Shareholders’ Deficit for the nine months ended September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 8, 2013	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)