Form 10-K
period 2013-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2014-03-05
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $19,777,092. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.07 per share, the closing price of the common stock as reported on the OTC Bulletin Board on June 28, 2013 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 28, 2013 is deemed to be an affiliate. The number of shares of common stock outstanding as of March 4, 2014 was 389,302,110.

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

•

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

Components for Non-Consumer Electronic Products

We design, develop and produce components for non-consumer electronic devices utilizing our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these components in certain applications.  Our strategic focus is primarily on parts that command a price commensurate with the performance advantages of our alloys. These product categories in the non-consumer electronics field include, but are not limited to, aerospace components, defense parts, medical devices, sporting goods, leisure products, automotive components and industrial machines. We believe that there are multiple applications and opportunities in the non-consumer electronics product category for us to produce parts that command the higher margin and premium prices consistent with our core business strategy.

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

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which, for a one time license fee, we granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize our intellectual property in the field of “consumer electronic” products, as defined in the license agreement. As a result, we will not pursue application of our bulk Liquidmetal alloys in the consumer electronics field. However, we continue to work with Apple to develop and advance research and development in the amorphous alloy space to benefit both consumer and non-consumer electronics fields. For more information regarding our transaction with Apple, see “ – Licensing Transactions” below.

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

In the leisure products category, we believe that bulk Liquidmetal alloys can be used to efficiently produce intricately engineered designs with high-quality finishes, such as premium watchcases and knives, and we further believe that Liquidmetal alloy technology can be used to make high-quality, high-strength jewelry from precious metals.

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

Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000,000, (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 18,562,825 shares under the anti-dilution provision of the warrants, see note 12) at an original exercise price of $0.22 per share (subsequently reduced to $0.18 per share under the anti-dilution provision of the warrants, see note 12) which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000,000 which was convertible into shares of common stock at a conversion rate of $0.22 per share. The Promissory Note was issued pursuant to a $2,000,000 loan facility made available by Visser, but no borrowings were made by the Company under this loan facility, and the deadline for making borrowings under the facility expired on November 15, 2012. All of the shares of common stock issuable upon exercise of the warrants is subject to a lock-up period through December 31, 2016.

In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with the Visser MTA Agreement (See- Item 3 of this Form 10-K).

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

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute to CIP all intellectual property that was co-developed with Apple through February 2012 (the “Capture Period”). Subsequently, the Company amended the Capture Period to extend through February 2014. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Other License Transactions

On January 31, 2012, the Company and Engel Austria Gmbh (“Engel”) entered into a Supply and License Agreement for a five year term whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. Since that time, we and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, the companies entered into an Exclusive License Agreement for a 10 year term whereby Engel was granted an exclusive license to manufacture and sell injection molding machines to our licensees in exchange for certain royalties to be paid by Engel to us based on a percentage of the net sales price of injection molding machines.

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

Our Intellectual Property

Pursuant to our transaction with Apple described under “ – Licensing Transactions” above, we license substantially all our intellectual property from our wholly-owned subsidiary, Crucible Intellectual Property, LLC. Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 53 owned or licensed U.S. patents and numerous patent applications relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have acquired patent rights that provide us with the exclusive right to commercialize the amorphous alloy and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2014 and 2032. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

We conduct our research and development programs internally and also through strategic relationships that we enter into with third parties. Currently, our internal research and development efforts are conducted by a team of nine scientists, engineers, and technicians each of whom we either employ directly or engage as a consultant.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2013, and 2012 were $1.16 million and $0.94 million, respectively.

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

In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with the Visser MTA Agreement (see note 17 in the accompanying footnotes to the financial statements).

Customers

During 2013, there was one major customer, who accounted for 80% of our revenue. During 2012, there were three major customer, who together accounted for 70% of our revenue. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. To that end, we have hired additional business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products. We currently have 3 full-time employees and 1 contractor engaged in sales and marketing activities.  Additionally, we engage outside sales forces to complement our internal team, as necessary.

Employees

As of December 31, 2013, we had 18 full-time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Golf Subsidiary

From 1997 until September 2001, we were engaged in the retail marketing and sale of golf clubs through a majority owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001. However, in December 2012, we recommenced activities and discussions with potential partners regarding the development of golf club components for golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Such activities continued through 2013. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

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

Funding from our 2013 Purchase Agreement may be limited or insufficient to fund our operations or to implement our strategy.

Under the Common Stock Purchase Agreement (the “2013 Purchase Agreement”) that we entered into with Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC, and Iroquois Master Fund Ltd. (each, a “2013 Selling Stockholder” and collectively, the “2013 Selling Stockholders”) on November 8, 2013, upon effectiveness of the associated registration statement, and subject to other conditions, we may direct the 2013 Selling Stockholders to purchase up to $20,000,000 (the “Total Commitment”) worth of our shares of common stock over a 36-month period. Although the 2013 Purchase Agreement provides that we may sell up to $20,000,000 of our common stock to the 2013 Selling Stockholders, only 96,555,893 shares of our common stock are subject to initial registration, which represents (i) 2,666,667 shares of common stock that we issued to the 2013 Selling Stockholders as Commitment Shares and (ii) 93,889,226 shares of our common stock that we may issue to the 2013 Selling Stockholders pursuant to draw downs under the 2013 Purchase Agreement.

Our stock price could decline to prior levels and thereby limit the amount of funding we could receive under the 2013 Purchase Agreement. For example, at an assumed purchase price of $0.126 per share (equal to 90% of the closing price of our common stock of $0.14 on November 15, 2013), and assuming the sale by us to the 2013 Selling Stockholders of all of the 96,555,893 shares that are being registered pursuant to the related registration rights agreement pursuant to draw downs under the 2013 Purchase Agreement, we would receive only approximately $12,166,043 in gross proceeds. If we elect to issue and sell more than the 96,555,893 shares that are being registered, which we have the right, but not the obligation, to do, we must first register for resale under the Securities Act any such additional shares of our common stock, which could cause additional substantial dilution to our stockholders. Based on the above assumptions, we would be required to register an additional approximately 62,174,266 shares of our common stock to obtain the balance of $20,000,000 of the Total Commitment that would be available to us under the 2013 Purchase Agreement. We and the 2013 Selling Stockholders selected $20,000,000 as the Total Commitment amount because our board of directors determined we may be able to potentially utilize as much as $20,000,000 in furtherance of our company’s working capital needs and disclosed business strategy over the next three-years. However, we do not believe that will likely sell the entire amount of the Total Commitment and will likely only sell up to the number of shares that are being registered, unless there is an increase in the trading price of our common stock that would enable us to draw down the Total Commitment with the number of shares being registered.

We currently have authorized and available for issuance 700,000,000 shares of our common stock pursuant to our charter, and as of December 31, 2013 we had 375,707,190 shares of common stock issued and outstanding. Depending on the price at which Shares are ultimately sold, we may have to increase the number of our authorized shares in order to issue shares to the 2013 Selling Stockholders.

There can be no assurance that we will be able to receive all or any of the Total Commitment from the 2013 Selling Stockholders because the 2013 Purchase Agreement contains certain limitations, restrictions, requirements, conditions and other provisions that could limit our ability to cause the 2013 Selling Stockholders to buy common stock from us. For instance, we are prohibited from issuing a Draw Down Notice if the amount requested in such Draw Down Notice exceeds the Maximum Draw Down Amount or the sale of Shares pursuant to the Draw Down Notice would cause us to sell or the 2013 Selling Stockholders to purchase an aggregate number of shares of our common stock which would result in beneficial ownership by the 2013 Selling Stockholders of more than 9.99% of our common stock (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder). Moreover, we cannot make more than one draw down in any Pricing Period and must allow two days to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down. Also, as discussed above, there must be an effective registration statement covering the resale of any Shares to be issued pursuant to any draw down under the 2013 Purchase Agreement. Registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of registration statements cannot be assured.

The extent to which we rely on the 2013 Selling Stockholders as a source of funding will depend on a number of factors, including the amount of working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from the 2013 Selling Stockholders were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding. Even if we sell all $20,000,000 worth of common stock under the 2013 Purchase Agreement, we may still need additional capital in future years to fully implement our current business, operating and development plans.

The sale or issuance of our common stock to the 2013 Selling Stockholders at a discount may cause dilution and the resale of the shares of common stock by the 2013 Selling Stockholders into the public market, or the perception that such sales may occur, could cause the price of our common stock to fall.

Under the 2013 Purchase Agreement, upon effectiveness of the registration statement required to be filed by the related registration rights agreement, and subject to other conditions, we may direct the 2013 Selling Stockholders to purchase up to $20,000,000 worth of our shares of common stock over a 36-month period. We are registering an aggregate of 96,555,893 shares of our common stock in a registration statement pursuant to such registration rights agreement. Notwithstanding the 2013 Selling Stockholders’ beneficial ownership limitations set forth in the 2013 Purchase Agreement, if all of the 96,555,893 shares being registered pursuant to such registration rights agreement were issued and outstanding as of December 31, 2013, such shares would represent approximately 26% of the total number of shares of our common stock outstanding and approximately 31% of the total number of outstanding shares of our common stock held by non-affiliates, in each case as of December 31, 2013. The number of shares ultimately offered for sale by the 2013 Selling Stockholders is dependent upon the number of shares ultimately purchased by the 2013 Selling Stockholders under the 2013 Purchase Agreement. Additionally, because the per share purchase price for the Shares subject to a Draw Down Notice will be equal to 90% of the lowest daily VWAP that equals or exceeds the applicable Floor Price during the applicable Pricing Period as set forth in the 2013 Purchase Agreement, the 2013 Selling Stockholders will pay less than the then-prevailing market price for our common stock, and the actual purchase price for the Shares that we may sell to the 2013 Selling Stockholders will fluctuate based on the VWAP of our common stock during the term of the 2013 Purchase Agreement. Depending on market liquidity at the time, the sale of a substantial number of shares of our common stock to the 2013 Selling Stockholders at a discount to the then-prevailing market price for our common stock under the 2013 Purchase Agreement, and the resale of such shares by the 2013 Selling Stockholders into the public market, or the perception that such sales may occur, could cause the trading price of our common stock to decline, result in substantial dilution to existing stockholders and make it more difficult for us to sell equity or equity-related securities in the future.

Moreover, assuming that our stock price declined to $0.14 per share (the closing price on November 15, 2013), and assuming the sale by us to the 2013 Selling Stockholders of all of the 96,555,893 shares being registered on behalf of the 2013 Selling Stockholders pursuant to draw downs under the 2013 Purchase Agreement, we would receive only approximately $12,166,042.52 in gross proceeds. If we elect to issue and sell more than 96,555,893 shares to the 2013 Selling Stockholders, which we have the right, but not the obligation, to do, we must first register for resale under the Securities Act any such additional Shares, which could cause additional substantial dilution to our stockholders. Based on the assumption of a $0.14 trading price, we would be required to register an additional approximately 62,174,266 shares of our common stock to obtain the balance of $20,000,000 of the Total Commitment that would be available to us under the 2013 Purchase Agreement. Because the actual purchase price for the Shares that we may sell to the 2013 Selling Stockholders will fluctuate based on the VWAP of our common stock during the term of the 2013 Purchase Agreement, we are not able to determine at this time the exact number of shares of our common stock that we will issue under the 2013 Purchase Agreement and, therefore, the exact number of shares we will ultimately register for resale under the Securities Act. The resale of such a substantial number of shares of our common stock relative to our current market capitalization into the public market by the 2013 Selling Stockholders, or the perception that such sales may occur, could significantly depress the market price of our common stock and cause substantial dilution to our existing stockholders.

We have incurred significant operating losses in the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant cumulative operating losses since our inception. Our operating loss for the fiscal year ended December 31, 2013 was $6.1 million while our operating loss for the fiscal year ended December 31, 2012 was $11.8 million. We had an accumulated deficit of approximately $204.1 million at December 31, 2013 and approximately $189.9 million at December 31, 2012. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

Pursuant to the terms of a manufacturing services agreement dated June 1, 2012 (the “Visser Manufacturing Services Agreement”) between us and Visser Precision Cast, LLC (“Visser”), we have engaged Visser as our exclusive manufacturer of conventional products and components and licensed products and components, which are products and components using or incorporating any of our intellectual property for all fields of use other than consumer electronic products and fields of use covered by exclusive licenses and sublicenses existing on the date of the Visser Manufacturing Services Agreement (such intellectual property, the “LMT Technology”). We have further agreed that we will not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations using the LMT Technology, except for certain limited exceptions. The term of the Visser Manufacturing Services Agreement is perpetual. Pursuant to the terms of a sublicense agreement dated June 1, 2012 between us and Visser, we agreed to sublicense to Visser, on a fully-paid up, royalty-free, irrevocable, perpetual, worldwide basis, all rights held by us in the LMT Technology. In addition, Visser has a right of first refusal over any proposed transfer by us of LMT Technology pursuant to any license, sublicense, sale or other transfer, other than a license to a machine or alloy vendor. The Visser Manufacturing Services Agreement and the sublicense agreement with Visser were entered into pursuant to a Master Transaction Agreement with Visser, dated June 1, 2012 (the “Visser MTA”).

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

In November 2013, we entered into arbitration proceedings with Visser to resolve disputes associated with the Visser MTA. In general, we filed claims for damages against Visser for fraudulently inducing us to enter into the Visser MTA and harm inflicted on us for its failure to perform under the manufacturing component of the Visser MTA. In addition, we are seeking reformation and/or termination of parts of the Visser MTA in order to free us from the exclusive manufacturing arrangement with Visser and allow us to seek other manufacturing partners. Visser has also filed claims for damages against us alleging several violations of the Visser MTA, including fraudulent contract inducement and securities fraud through alleged misrepresentations regarding our future capitalization, breach of several components of the Visser MTA through alleged inappropriate sharing of intellectual property with other business partners, as well as the lack of a qualified sales force in marketing our technology and related production efforts of Visser. Visser also requests equitable relief in the form of orders increasing its stock ownership in our company and requiring us to honor its asserted rights of first refusal with respect to our technology. While we believe that the claims by Visser are without merit and intend to defend our self vigorously and to forcefully pursue our claims for fraudulent inducement, breach of contract and other causes of action against Visser, we can make no predictions regarding the outcome of this arbitration. During the arbitration proceedings, both parties are obligated to perform under the existing Visser MTA; however, the pendency of the dispute and the arbitration could have a material, adverse effect on us and our results of operations and financial condition, as well as upon the market price ofour common stock held by our stockholders.

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

Our bulk amorphous alloy production machines are manufactured by limited suppliers. Orders for additional machines are estimated to be built with a 13 to 26-week lead time. If our bulk alloy parts supplier requires more production machines to manufacture customer parts due to an unexpected demand, we may experience delays in shipment, increased cost of goods sold or loss in revenues. Additionally, in the event of a disruption in the operations of our production machine supplier, our bulk alloy parts supplier may not have a secondary machine manufacturer immediately available. Such an event could cause significant delays in fulfilling customers’ orders and may adversely affect our revenue, cost of goods sold and results of operations.

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

We expect to rely on our customers and licensees to market and sell finished goods that incorporate our products and components, a process over which we will have little control.

Our future revenue growth and ultimate profitability will depend in part on the ability of our customers and licensees to successfully market and sell their finished goods that incorporate our products. We may have little control over our customers’ and licensees’ marketing and sales efforts. These marketing and sales efforts may be unsuccessful for various reasons, any of which could hinder our ability to increase revenue or achieve profitability. For example, our customers may not have or devote sufficient resources to develop, market, and sell their finished goods that incorporate our products. Because we typically will not have exclusive sales arrangements with our customers, they will not be precluded from exploring and adopting competing technologies. Also, products incorporating competing technologies may be more successful for reasons unrelated to the performance of Liquidmetal products or the marketing efforts of our customers and licensees.

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

The future growth and success of our Liquidmetal alloy business will depend in part on our ability to establish and retain a technological advantage over other materials for our targeted applications. For many of our targeted applications, we will compete with manufacturers of similar products that use different materials many of which have substantially greater financial and other resources than we do. These different materials may include plastics, zinc, titanium alloys, metal injection molding ("MIM"), or stainless steel, among others, and we will compete directly with suppliers of the incumbent material. In addition, in each of our targeted markets, our success will depend in part on the ability of our customers to compete successfully in their respective markets. Thus, even if we are successful in replacing an incumbent material in a finished product, we will remain subject to the risk that our customer will not compete successfully in its own market.

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

We may sell a portion of our products to customers outside of the United States, and our operations and revenue may be subject to risks associated with foreign commerce, including transportation delays and foreign tax/legal compliance.Moreover, customers may sell finished goods that incorporate our components and products outside of the United States, which exposes us indirectly to additional foreign commerce risks.

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

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2014 and 2032. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the SEC XBRL mandate, new SEC regulations and International Financial Reporting Standards (IFRS) are creating uncertainty for public companies. As a result of these new rules and the size and limited resources of our company, we will incur additional costs associated with our public company reporting requirements, and we may not be able to comply with some of these new rules. In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and this could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

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

As of December 31, 2013, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 18% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2013, the highest bid price for our common stock was $0.23 per share, while the lowest bid price during that period was $0.05 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “LQMT” and currently trades at a low volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require in recommending an investment to a customer a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 3. Legal Proceedings

In November 2013, Visser and we entered into arbitration proceedings with the Judicial Arbiter Group in Denver, Colorado. Both parties have filed claims alleging breaches of various obligations under the Visser MTA Agreement entered into on June 1, 2012.

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

If we are unable to reach a settlement agreement with Visser, the arbitration hearing is expected to commence on June 16, 2014, and will last up to ten days.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LQMT.” On March 4, 2014, the last reported sales price of our common stock was $0.30 per share. As of March 4, 2014, we had 215 active record holders of our common stock.

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

2013	High	Low
Fourth Quarter	$0.20	$0.13
Third Quarter	$0.23	$0.05
Second Quarter	$0.10	$0.06
First Quarter	$0.12	$0.08

2012	High	Low
Fourth Quarter	$0.19	$0.10
Third Quarter	$0.33	$0.18
Second Quarter	$0.63	$0.15
First Quarter	$0.35	$0.12

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

Our cost of sales consists primarily of the costs of outsourcing our manufacturing to third parties and internal labor costs related to shared research and development projects with exclusive licensees. Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

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

SIGNIFICANT TRANSACTIONS

2013 Stock Purchase Agreement

On November 8, 2013, we entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC, and Iroquois Master Fund Ltd. (each, a “2013 Selling Stockholder” and collectively, the “2013 Selling Stockholders”). The 2013 Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, each of the 2013 Selling Stockholders has committed to purchase such 2013 Selling Stockholders’ pro rata portion of up to $20.0 million (the “Total Commitment”) worth of our common stock, $0.001 par value (the “Shares”), over the 36-month term of the 2013 Purchase Agreement.

In consideration for the 2013 Selling Stockholders' execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, we delivered irrevocable instructions to our transfer agent to issue to each 2013 Selling Stockholder, not later than 4:00 p.m. (New York City time) on the second trading day immediately following November 8, 2013, certificates representing such 2013 Selling Stockholder’s pro rata portion of 2,666,667 shares of common stock (the “Commitment Shares”). The Commitment Shares are being registered for resale, together with the shares that may be purchased under the 2013 Purchase Agreement.

From time to time over the term of the 2013 Purchase Agreement, we may, in our sole discretion, provide each of the 2013 Selling Stockholders with draw down notices (each a “Draw Down Notice”) to purchase a specified dollar amount of Shares (the “Draw Down Amount”) over a five (5) consecutive trading day period commencing on the trading day specified in the applicable Draw Down Notice (the “Pricing Period”) with each draw down subject to the limitations discussed below. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice cannot exceed a dollar amount equal to the lesser of (i) 300% of the average trading volume of our common stock during the ten (10) trading days immediately preceding the date the applicable Draw Down Notice is delivered (the “Applicable Draw Down Exercise Date”) multiplied by the lower of (A) the closing trade price of the our common stock on the trading day immediately preceding the Applicable Draw Down Exercise Date and (B) the average of the closing trade prices of our common stock for the three (3) trading days immediately preceding the Applicable Draw Down Exercise Date (such lower price, the “Reference Price”), and (ii) a specified dollar amount set forth in the 2013 Purchase Agreement based on the Reference Price as of the Applicable Draw Down Exercise Date.

Once presented with a Draw Down Notice, each of the 2013 Selling Stockholders is required to purchase such 2013 Selling Stockholder’s pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for our common stock (the “VWAP”) equals or exceeds an applicable floor price equal to the product of (i) 0.775 and (ii) the Reference Price, subject to adjustment (the “Floor Price”), provided that in no event shall the Floor Price be less than $0.03875. If the VWAP falls below the applicable Floor Price on any trading day during the applicable Pricing Period, the 2013 Purchase Agreement provides that the 2013 Selling Stockholders will not be required to purchase their pro rata portions of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the Shares subject to a Draw Down Notice shall be equal to 90% of the lowest daily VWAP that equals or exceeds the applicable Floor Price during the applicable Pricing Period. Each purchase pursuant to a draw down shall reduce, on a dollar-for-dollar basis, the Total Commitment under the 2013 Purchase Agreement.

We are prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeds the Maximum Draw Down Amount, (ii) the sale of Shares pursuant to such Draw Down Notice would cause us to issue or sell or the 2013 Selling Stockholders to acquire or purchase an aggregate dollar value of Shares that would exceed the Total Commitment, (iii) the sale of Shares pursuant to the Draw Down Notice would cause us to sell or the 2013 Selling Stockholders to purchase an aggregate number of shares of our common stock which would result in the collective beneficial ownership by the 2013 Selling Stockholders of more than 9.99% of our common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder), or (iv) the applicable Floor Price would be less than $0.03875 on the Applicable Draw Down Exercise Date. We cannot make more than one draw down in any Pricing Period and must allow two (2) trading days to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down.

On February 11, 2014 an initial registration statement, covering 96,555,893 shares to be issued under the Stock Purchase agreement, was declared effective by the SEC.

No draw-downs were made under the 2013 Stock Purchase Agreement during 2013. During 2014, as of the filing date of this report, we have received an aggregate of $3,000,000 under the 2013 Stock Purchase Agreement through the issuance of 13,292,020 shares of our common stock.

July 2012 Private Placement

On July 2, 2012, we entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which we issued $12,000,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of our common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. Each monthly installment payment may have been made in cash, shares of our common stock, or a combination thereof. If paid in shares, such shares were valued at the lower of (i) the then applicable conversion price or (ii) a price that was 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of our common stock during the twenty trading day period ending two trading days before the payment date or the date on which we elected to pay in shares, whichever was lower. As of July 17, 2013, we had issued 163,641,547 shares of common stock in full satisfaction of notes (see note 3 in the accompanying footnotes to the financial statements).

As a part of the July 2012 Private Placement, we issued warrants to purchase 18,750,000 shares of our common stock at an exercise price of $0.384 per share, and such warrants first became exercisable on January 2, 2013 which was six months after the issuance date thereof. In the event that we issue or sell shares of our common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price will be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 3 in the accompanying footnotes to the financial statements).

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

Under the financing component of the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3.0 million, (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 18,562,825 shares under the anti-dilution provision of the warrants, see note 3) at an exercise price of $0.22 per share (subsequently reduced to $0.18 per share under the anti-dilution provision of the warrants, see note 3) which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2.0 million which was convertible into shares of common stock at a conversion rate of $0.22 per share. The Promissory Note was issued pursuant to a $2.0 million loan facility made available by Visser, but no borrowings were made by us under this loan facility, as the deadline for making borrowings under the facility expired on November 15, 2012. All of the shares of common stock issuable upon exercise of the warrants are subject to a lock-up period through December 31, 2016.

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

In November 2013, we and Visser entered into arbitration proceedings to resolve disputes associated with the Visser MTA Agreement (see note 17 in the accompanying footnotes to the financial statements).

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

Under the agreements relating to the license transaction with Apple, we were obligated to contribute to CIP all intellectual property that we co-developed with Apple through February 2012 (“Capture Period”). Subsequently we amended the Capture Period to extend through February 2014. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees. Since that time, we and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, the companies entered into an Exclusive License Agreement for a 10 year term whereby Engel was granted an exclusive license to manufacture and sell injection molding machines to our licensees in exchange for certain royalties to be paid by Engel to us based on a percentage of the net sales price of injection molding machines.

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

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2013 and 2012

	For the years ended December 31,
	2013		2012
	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$1,007		$591
Licensing and royalties	19		59
Total revenue	1,026		650

Cost of revenue	774	75%	354	54%
Gross margin	252	25%	296	46%

Selling, marketing, general and administrative	5,157	503%	4,850	746%
Research and development	1,156	113%	943	145%
Manufacturing contract costs	-	0%	6,300	969%
Total operating expense	6,313		12,093

Operating loss	(6,061)		(11,797)

Change in value of warrants, gain (loss)	(2,155)		6,547
Change in value of embedded conversion feature liability, gain (loss)	621		4,931
Debt discount amortization expense	(6,504)		(11,949)
Financing costs	-		(1,355)
Other income	-		34
Interest expense	(245)		(459)
Interest income	5		23
Gain on extinguishment of debt	91		-

Net loss	$(14,248)		$(14,025)

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

Operating revenue and expenses

Operating revenue and expenses category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

Revenue. Our revenues are segregated into two types representing i) Products, which contain revenues related to our bulk alloy manufacturing business and ii) Licensing and royalties, which contain revenues related to our bulk alloy licensing business.

Total revenue increased by $376 thousand to $1,026 thousand for the year ended December 31, 2013 from $650 thousand for the year ended December 31, 2012.  The increase is primarily attributable to increased revenues from shared research and development projects with licensees.

Cost of revenue, products. Cost of revenue was $774 thousand, or 75% of total revenue, for the year ended December 31, 2013, an increase from $354 thousand, or 54% of total revenue, for the year ended December 31, 2012. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to products revenue, than would otherwise be incurred by contract manufacturers. Therefore, our cost of sales as a percentage of products revenue may not be representative of our future cost percentages. When and if we begin increasing our products revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our cost of sales percentages to stabilize and be more predictable.

Gross margin. Our gross margin decreased by $44 thousand from $296 thousand as of December 31, 2012 to $252 thousand as of December 31, 2013. Our gross margin percentage decreased from 46% as of December 31, 2012 to 25% as of December 31, 2013. As discussed above under “Cost of revenue, products”, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to revenue, than would otherwise be incurred by contract manufacturers. As such, our gross margin percentages may fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When and if we begin increasing our revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our gross margin percentages to stabilize and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $307 thousand to $5.2 million, or 503% of revenue, for the year ended December 31, 2013 from $4.9 million, or 746% of revenue, for the year ended December 31, 2012. The increase from the prior year was mainly due to additional payroll and recruiting expenses for new hires including an Executive Vice President of Business Development and Operations, who was hired during the latter part of 2012, to facilitate the adoption of our technology. We expect to invest further in our selling efforts by expanding our marketing and sales programs, as well as adding new headcount in our sales department.

Research and Development Expenses. Research and development expenses increased by $213 thousand to $1.2 million, or 113% of revenue, for the year ended December 31, 2013, from $943 thousand, or 145% of revenue, for the year ended December 31, 2012. The increase from the prior year was mainly due to additional company research during 2013, inclusive of testing programs related to our golf subsidiary, and the hiring of our Vice President of Engineering at the end of 2012. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Manufacturing contract costs. Manufacturing contract costs consists of a one-time $6.3 million non-cash expense for the year ended December 31, 2012 related to the discount pricing that Visser received under the Visser MTA Agreement. The $6.3 million was determined by taking the $0.21 difference between our weighted average $0.31 stock price at the time of issuances of our common stock and the $0.10 per share actual purchase price, multiplied by the 30,000,000 shares issued to Visser.  No such costs were incurred during 2013.

Operating loss. Operating loss decreased by $5.7 million from $11.8 million for the year ended December 31, 2012 to $6.1 million for the year ended December 31, 2013. Excluding the one-time manufacturing contract costs discussed above, Operating loss increased by $564 thousand from a loss of $5.5 million for the year ended December 31, 2012 to a loss of $6.1 million for the year ended December 31, 2013. As discussed above, the increase in our operating loss, excluding one-time expenses, is primarily related to a decrease in gross margin and an increase in operating expense categories from 2012 to 2013.

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

Change in value of warrants, gain (loss). The change in value of warrants was a non-cash loss of $2.2 million for the year ended December 31, 2013, which resulted from periodic valuation adjustments for warrants issued in connection with the Visser MTA Agreement and the July 2012 Private Placement. The significant loss noted during the year ended December 31, 2013 compared to the gain of $6.5 million during the year ended December 31, 2012 was primarily due to increases in our stock price during the second half of 2013 from $0.06 as of July 1, 2013 to $0.17 as of December 31, 2013. Changes in the value of our warrants are non-cash and do not affect the core operations of our business.

Change in value of embedded conversion feature liability, gain. The change in value of the embedded conversion feature liability was a non-cash gain of $621 thousand for the year ended December 31, 2013. The change in value of embedded conversion feature liability is due to changes in our stock price associated with the valuation of our embedded conversion feature liability related to the senior convertible notes issued as part of the July 2012 Private Placement, as well as the gradual decrease in the embedded conversion feature liability in conjunction with the amortization of our senior convertible notes. As part of the final conversion of the senior convertible notes on July 17, 2013, the associated embedded conversion liability was reduced to zero due to exercise of the conversion option and was included in the calculation of the resulting gain on extinguishment of the senior convertible notes (see note 11 in the accompanying footnotes to the financial statements).

Financing costs. Financing costs consist of $1.4 million of non-cash expense for the year ended December 31, 2012, related to the booking of our warrant liability for the issuance of 15,000,000 warrants to Visser at an exercise price of $0.22 per share under the Visser MTA Agreement (see “--Significant Transactions”). No such financing costs were incurred in 2013.

Other income. Other income was $0 for the year ended December 31, 2013, and $34 thousand for the year ended December 31, 2012. Other income is primarily due to gains on settlements on accounts payable for less than face value.

Debt discount amortization expense. Debt discount amortization expense was $6.5 million of non-cash expense for the year ended December 31, 2013. Debt discount amortization expense primarily relates to the amortization of $12 million of original debt discount over the term of the senior convertible notes issued as part of the July 2012 Private Placement along with related issuance costs. The amount includes amortization of debt discount and issuance costs of $4.5 million for the year ended December 31, 2013 under the effective interest method, as well as $1.96 million of expense for the year ended December 31, 2013 related to the additional issuance of stock at a discount in relation to the amortization of our senior convertible notes. As part of the final conversion of the senior convertible notes on July 17, 2013, the associated unamortized debt discount and debt issuance costs were reduced to zero and were included in the calculation of the resulting gain on extinguishment of the senior convertible notes (see note 11 in the accompanying footnotes to the financial statements).

Interest expense. Interest expense was $245 thousand for the year ended December 31, 2013 and was $459 thousand for the year ended December 31, 2012. Interest expense for both years primarily consists of the 8% interest related to the senior convertible notes issued as part of the July 2012 Private Placement.

Interest income. Interest income was $5 thousand and $23 thousand for the year ended December 31, 2013 and 2012, respectively, from interest earned on cash deposits.

Net loss. Due to the significant impact of our non-recurring, non-cash and non-operating expenses discussed above, our net loss of $14.2 million as of December 31, 2013 and $14.0 million as of December 31, 2012 are reflective of significant fluctuations that are unrelated to the operations of our bulk alloy business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash used in operations was $5.0 million for the year ended December 31, 2013, while cash used in operations was $5.2 million for the year ended December 31, 2012.  Our cash used in investing activities was $197 thousand for the year ended December 31, 2013 primarily from purchase of property and equipment. Our cash provided by financing activities was $74 thousand for the year ended December 31, 2013 primarily from employee stock option exercises. As of December 31, 2013, our cash balance was $2.1 million.

On July 2, 2012, we completed the July 2012 Private Placement pursuant to which we issued $12,000,000 in principal amount of senior convertible notes that were due on September 1, 2013 and warrants to the purchasers of such notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of our common stock at an exercise price of $0.384 per share. As of July 17, 2013, the notes issued in the July 2012 Private Placement were paid off in full through the issuance of common stock (see note 11 in the accompanying footnotes to the financial statements).

On November 8, 2013, we entered into the 2013 Stock Purchase Agreement that will allow us to raise up to $20 million through periodic issuances of common stock over a three year period (see note 3 in the accompanying footnotes to the financial statements). On February 11, 2014 an initial registration statement, covering 96,555,893 shares to be issued under the Stock Purchase agreement, was declared effective by the SEC.

We anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations through the end of the first quarter of 2014. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. Such factors will likely require that we draw down on the 2013 Stock Purchase Agreement or raise additional funds by other means to support our operations beyond the first quarter of 2014.  There is no assurance that we will be able to draw down on the 2013 Stock Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If we draw down on the 2013 Stock Purchase Agreement or raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

No draw downs were made under the 2013 Stock Purchase Agreement during 2013. During 2014, as of the filing date of this report, we have received an aggregate of $3,000,000 under the 2013 Stock Purchase Agreement through the issuance of 13,292,020 shares of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company. As of December 31, 2013, the Company did not have any off-balance sheet arrangements.

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

•

We value our long-lived assets at lower of cost or fair market value.  Management reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. There were no impairment losses during the years ended December 31, 2013 and 2012.

•

We record valuation allowances to reduce our deferred tax assets to the amounts deemed more likely than not of being realized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item can be found beginning on page 53 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this report).

Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of March 4, 2014:

Name	Age	Position

Thomas Steipp	63	President, Chief Executive Officer and Director

Tony Chung	44	Chief Financial Officer

Ricardo Salas	49	Executive Vice-President and Director

Bruce Bromage	59	Executive Vice-President of Business Development and Operations

Abdi Mahamedi	51	Chairman of the Board

Scott Gillis	60	Director

Bob Howard-Anderson	57	Director

Richard Sevcik	66	Director

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

Ricardo Salas began serving as our Executive Vice President in December 2008 and began serving on our Board of Directors in October 2010.  He previously served as our Chief Executive Officer and President from December 2005 through October 2006 and from October 2006 to December 2008, he served as an independent consultant to the Company. Mr. Salas also served on our Board of Directors from April 1995 to May 2003.  From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry. He served as a director of CyberDefender Corporation which provides Internet security technology and remote PC repair services to the consumer and small business market, and MED3000 Group, Inc., a national provider of healthcare management and technology services. He also served as a director of VillageEDOCS, a technology company providing software-as-a-service to financial services, healthcare and various other industries.  Mr. Salas received a B.A. degree in Economics from Harvard College in 1986.

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

Scott Gillis was elected to our Board of Directors in August 2011 and has served as the Chairman of our Audit Committee and as a member of our Compensation Committee and our Corporate Governance and Nominating Committee since that time. Mr. Gillis recently retired, after serving AIG for 28 years, as a financial executive and business unit CFO. Before retiring from AIG, Mr. Gillis served AIG's Life & Retirement business, SunAmerica Financial Group, as Senior Vice President of Finance, as Treasurer, and as CFO of SunAmerica's retirement services businesses. He has served many years on the boards of a number of SunAmerica companies, including SunAmerica Life Insurance Company, SunAmerica Annuity and Life Assurance Company, First SunAmerica Life Insurance Company, Variable Annuity Life Insurance Company, AIG Advisor Group Inc., SunAmerica Affordable Housing Partners Inc., SunAmerica Investments Inc., SunAmerica Capital Services Inc. and Western National Life Insurance Company. Mr. Gillis began his career at SunAmerica as Director of Audit. From 1989 to 1995 he served as Vice President and Controller of the SunAmerica Life Companies. He was promoted to Senior Vice President and Controller in 1996, elected a director in 2000, and then CFO in 2003. He was elected Vice President of SunAmerica Inc. in 1998, made Controller in 2000, promoted to Senior Vice President in 2001 and named CFO in 2004. In 2011, he was named a Senior Vice President of SunAmerica Financial Group.

Bob Howard-Anderson began serving on our Board of Directors in February 2013.  Beginning in November 2013, Mr. Howard-Anderson currently serves as Chief Executive Officer of Fulham Co. Inc., a global supplier of industrial and residental lighting solutions.  Since 2002, Mr. Howard-Anderson served as President and CEO of Occam Networks, a leading provider of broadband access solutions, until its acquisition by Calix Inc. in February 2011. Previously, Mr. Howard-Anderson served as Vice President of Product Operations at Procket Networks from 2000 to 2002, where he was responsible for R&D, product management and manufacturing operations. Prior to that, Mr. Howard-Anderson was Vice President of Engineering for Sun Microsystems Inc., responsible for developing and introducing a broad portfolio of products. Prior to Sun Microsystems, he served as Vice President of Engineering at First Pacific Networks as well as Network Equipment Technology. He also held management positions at Bolt Baranek and Newman (BBN) and Octocom Inc. Mr. Howard-Anderson holds a BS in Electrical Engineering and Physics from Tufts University.

Richard Sevcik began serving on our Board of Directors in May 2013. Mr. Sevcik currently serves as President of Sevcik Consulting, which he founded in 2006 and which provides consulting services to companies that provide semiconductor products and tools to their customers for consumer-oriented products such as smart phones, tablets, digital cameras and eBooks. Since 2010, Mr. Sevcik has also served on the board of directors of Alpha and Omega Semiconductor Limited, a publicly traded designer, developer and global supplier of a broad range of power semiconductors. Mr. Sevcik previously served on the board of directors of SiliconBlue Technologies from 2008 until its acquisition by Lattice Semiconductor in 2011. Mr. Sevcik received his B.S. in engineering physics from the University of Illinois and M.S. in electrical engineering from Northwestern University.

Term of Office for Directors

Each director serves a term of one-year until the next ensuing annual stockholder meeting or until his successor is duly elected or his earlier resignation or removal.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Gillis serves as the Chairman, and Mr. Sevcik and Mr. Howard-Anderson serve as the other members of the Audit Committee. Our board of directors has determined that Mr. Gillis, Mr. Sevcik, and Mr. Howard-Anderson are all “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. In addition, Mr. Gillis is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and demonstrates “financial sophistication” as defined by the rules of The NASDAQ Stock Market, Inc. The Audit Committee is appointed by our Board of Directors to assist our Board of Directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons also are required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2013 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2013.

Code of Ethics

Our Board of Directors has adopted a written Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions. In addition, we intend to post on our website, www.liquidmetal.com, all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers.

Item 11. Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2013: (i) Thomas Steipp, our President and Chief Executive Officer; (ii) Tony Chung, our Chief Financial Officer; (iii) Rick Salas, our Executive Vice-President; and (iv) Bruce Bromage, our Executive Vice President of Business Development and Operations. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2013, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2013 and 2012; (ii) the aggregate grant date fair value of stock and option awards granted during 2013 and 2012, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2013 and 2012 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2013 and 2012; (v) all other compensation for 2013 and 2012; and, finally, (vi) the dollar value of total compensation for 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	(1)	Total
Thomas Steipp,	2013	$ 300,000	$ 137,015	-	$ 303,592	(2)	$ 740,607
President and Chief Executive Officer	2012	$ 300,000	-	-	-		$ 300,000
Tony Chung,	2013	$ 185,000	$ 50,154	-	$ 72,956	(3)	$ 308,110
Chief Financial Officer	2012	$ 162,000	-	-	-		$ 162,000
Ricardo Salas,	2013	$ 240,000	$ 63,206	-	$ 74,712	(4)	$ 377,918
Executive Vice President	2012	$ 240,000	-	-	-		$ 240,000
Bruce Bromage,	2013	$ 240,000	$ 63,206	-	$ 127,347	(5)	$ 430,553
Executive Vice President- Business Development and Operations	2012	$ 36,000	-	-	-		$ 36,000

(1)	Refer to note 14 in the accompanying footnotes to the financial statements for discussion of the assumptions used in the valuation of option awards.
(2)	Options to purchase 4,063,500 shares of our common stock were awarded to Mr. Steipp on February 6, 2013.
(3)	Options to purchase 976,500 shares of our common stock were awarded to Mr. Chung on February 6, 2013.
(4)	Options to purchase 1,000,000 shares of our common stock were awarded to Mr. Salas on February 6, 2013.
(5)	Options to purchase 1,704,500 shares of our common stock were awarded to Mr. Bromage on February 6, 2013.

For a description of the material terms of employment agreements with our named executive officers, see “Employment Agreements” below.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2013, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas Steipp	-	4,063,500	(1)	-	$ 0.08	2/6/2023	-	-	-	-
	-	-		-	$ -	-	2,400,000	$ 408,000	-	-
Tony Chung	-	976,500	(1)	-	$ 0.08	2/6/2023	-	-	-	-
	200,000	-		-	$ 0.086	12/1/2018	-	-	-	-
	150,000	100,000	(2)	-	$ 0.124	7/12/2020	-	-	-	-
Ricardo Salas	-	1,000,000	(1)	-	$ 0.08	2/6/2013	-	-	-	-
	-	600,000	(2)	-	$ 0.124	7/12/2020	-	-	-	-
Bruce Bromage	-	1,704,500	(1)	-	$ 0.08	2/6/2023	-	-	-	-

(1)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 6, 2013, and on a monthly basis following such date for the remaining four years thereof.

(2)	The shares underlying these grants vest 20% per year starting with the first anniversary following grant date of July 12, 2010 and the following four anniversaries thereof.

Employment Agreements

On August 3, 2010, we entered into an employment agreement with Thomas Steipp, our Chief Executive Officer. Under his employment agreement, Mr. Steipp receives a base salary of $300,000, which may be adjusted upward in the sole discretion of our Board of Directors on an annual basis. In addition, Mr. Steipp is entitled to bonuses or additional compensation as may be granted by our Board of Directors or Chairman of our Board of Directors, in their sole discretion. The employment agreement provides that we can terminate Mr. Steipp’s employment at any time and for any reason, provided that if his employment is terminated without “Cause” (as specifically defined in the agreement), then he will continue to be entitled to his base salary and health and welfare benefits for a period of twelve months after termination.  In the event that Mr. Steipp terminates his own employment within thirty days after a change in control of the Company, we will be obligated to pay him a lump-sum severance payment equal to his base salary for the remainder of the five-year term.  The employment agreement provides that Mr. Steipp will not be entitled to any severance compensation if he voluntarily leaves the employment of the Company or is terminated for “Cause.” In addition, Mr. Steipp was also granted an aggregate of 6,000,000 restricted shares of our common stock, which will vest in increments of 1,200,000 shares on each anniversary of his employment with us.  In the event that Mr. Steipp ceases to be employed by us prior to the fifth anniversary of his employment as a result of (i) death, (ii) termination of by us without “Cause,” or (iii) termination by Mr. Steipp within thirty days of a change in control of our Company, any unvested shares will immediately vest. In the event that Mr. Steipp ceases to be employed by us prior to the fifth anniversary of his employment for any other reason, he will forfeit any unvested shares.

Mr. Steipp sold an aggregate of 400,000 shares of our common stock on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Exchange Act. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and us. The trading plan also provides for the future sale of 400,000 shares of our common stock scheduled for August 4, 2014.

Change of Control Agreements

In September 2013, we entered into Change of Control Agreements with Ricardo A. Salas, our Executive Vice President, Tony Chung, our Chief Financial Officer, and certain other executive officers who are not our named executive officers for SEC reporting purposes. The Change of Control Agreements provide that if the executive officer’s employment with us is terminated without cause during the one-year period after a change of control of Liquidmetal Technologies, then the terminated officer will receive lump sum severance compensation in an amount equal to twelve months of his then-current base salary. Under the agreements, each of the executive officers will also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease or assignment to a lower-level position. In addition, upon termination, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)		Stock Awards($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Gillis	$ 38,000	(1)	-	$ -		-	-	-	$ 38,000
Mark Hansen (6)	$ 36,250		-	$ 20,172	(2)	-	-	-	$ 56,422
Abdi Mahamedi	$ 28,000		-	$ 20,172	(3)	-	-	-	$ 48,172
Bob Howard-Anderson	$ 26,250		-	$ 20,172	(4)	-	-	-	$ 46,422
Richard Sevcik	$ 25,000		-	$ 20,156	(5)	-	-	-	$ 45,156

(1)	Mr. Gillis' 2013 fee was not paid in 2013 and will be paid in 2014.
(2)	Mr. Hansen held options to purchase 340,000 shares of our common stock as of December, 31, 2013.
(3)	Mr. Mahamedi held options to purchase 290,000 shares of our common stock as of December, 31, 2013.
(4)	Mr. Howard-Anderson held options to purchase 270,000 shares of our common stock as of December, 31, 2013.
(5)	Mr. Sevcik held options to purchase 270,000 shares of our common stock as of December, 31, 2013.
(6)	Mr. Hansen resigned from our board on February 5, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2014 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of February 28, 2014 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total 381,092,940 shares of our common stock were issued and outstanding as of February 28, 2014. Unless otherwise indicated, the address of all directors and named executive officers is 30452 Esperanza, Rancho Santa Margarita, California 92688.

	Common Stock
	Number of Shares(1)		Percent of Class(1)
Name of Beneficial Owner
Directors and Named Executive Officers
Abdi Mahamedi	23,229,271	(2)	6.0%
Thomas Steipp	8,159,043	(3)	2.1%
Ricardo Salas	10,862,280	(4)	2.8%
Mark Hansen (14)	39,000	(5)	*
Scott Gillis	11,700	(6)	*
Bob Howard-Anderson	63,000	(7)	*
Rich Sevcik	-	(8)	*
Bruce Bromage	397,717	(9)	*
Tony Chung	2,723,296	(10)	*
All directors and executive officers as a group (8 persons)	45,485,307		11.5%

5% Shareholders
Carlyle Holdings, LLC	20,646,688	(11)	5.3%
2700 Westchester Ave., Ste. 303
Purchase, NY 10577
Visser Precsion Cast, LLC	47,562,825	(12)	11.9%
5641 N Broadway
Denver, CO 80216
Furniture Rowe, LLC	55,433,132	(13)	13.9%
5641 N Broadway

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 28, 2014. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of February 28, 2014, or securities convertible into common stock within 60 days of February 28, 2014 are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of beneficial ownership of common stock beneficially owned is based on 381,092,940 shares of common stock outstanding as of February 28, 2014.

(2)	Includes:

(a)

15,608,908 shares of common stock and 5,037,780 shares issuable pursuant to currently exercisable warrants held of record by Carlyle Holdings, LLC. Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Holdings, LLC;

(b)	759,428 shares of common stock, 1,756,155 shares issuable pursuant to currently exercisable warrants held of record by Mr. Mahamedi; and

(c)

67,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of February 28, 2014. Does not include 223,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 28, 2014.

(3)	Includes:

(a)

4,300,688 shares of common stock, 2,400,000 shares of restricted stock awards which vest ratably over four years on August 3, 2014 and 2015, 510,205 shares issuable pursuant to currently exercisable warrants held of record by Mr. Steipp; and

(b)

948,150 issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of February 28, 2014. Does not include 3,115,350 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 28, 2014.

(4)	Includes:

(a)

3,501,130 shares issuable pursuant to currently exercisable warrants held of record by Silver Lake Group, LLC. Mr. Salas has the power to direct the voting and disposition of such shares as the sole shareholder of Silver Lake Group, LLC;

(b)	5,097,611 shares of common stock, 2,230,206 shares issuable pursuant to currently exercisable warrants held of record by Mr. Salas; and

(c)

33,333 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of February 28, 2014. Does not include 1,366,667 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 28, 2014.

(5)	Includes:

(a)	25,000 shares held of record by Mr. Hansen; and

(b)	14,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of February 28, 2014.

(6)	Includes 7,000 shares held of record by Mr. Gillis and 4,700 shares held of record by Mr. Gillis’s child and spouse. Mr. Gillis continues to beneficially own all such shares.

(7)

Includes 63,000 shares issuable pursuant to outstanding stock options, held of record by Mr. Howard-Anderson, which are exercisable currently or within 60 days of February 28, 2014. Does not include 207,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 28, 2014.

(8)	Does not include 270,000 shares that are issuable pursuant to outstanding stock options, held of record by Mr. Sevcik that are not exercisable currently or within 60 days of February 28, 2014.

(9)

Includes 397,717 shares issuable pursuant to outstanding stock options, held of record by Mr. Bromage, which are exercisable currently or within 60 days of February 28, 2014. Does not include 1,306,783 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 28, 2014.

(10)	Includes:

(a)	1,890,343 shares of common stock and 255,103 shares issuable pursuant to currently exercisable warrants held of record by Mr. Chung; and

(b)

577,850 shares issuable pursuant to outstanding stock options that are exercisable currently or within 60 days of February 28, 2014. Does not include 848,650 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 28, 2014.

(11)	Includes 15,608,908 shares of common stock and 5,037,780 shares issuable pursuant to currently exercisable warrants held of record by Carlyle Holdings, LLC.

(12)	Includes 29,000,000 of restricted common stock and 18,562,825 shares issuable under warrants. Both are subject to a lock-up period through December 31, 2016.

(13)	Includes:

(a)	7,870,307 shares of common stock that are held of record by Norden LLC. Furniture Rowe, LLC has the power to direct the voting and disposition of such shares as the sole shareholder of Norden LLC; and

(b)

29,000,000 of restricted common stock and 18,562,825 shares issuable under warrants that are held of record by Visser Precision Cast, LLC. Furniture Rowe, LLC has the power to direct the voting and disposition of such shares as the sole shareholder of Vissar Precision Cast, LLC.

(14)	Mr. Hansen resigned from our board on February 5, 2014.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	15,734,500	$0.13	23,205,500
Equity compensation plans not approved by stockholders	-	-	-
Total	15,734,500	$0.13	23,205,500

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2013 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2002 Equity Incentive Plan	10,000,000	1,060,000	2,607,000	6,333,000
2012 Equity Incentive Plan	30,000,000	-	13,127,500	16,872,500
Total Stock Options	40,000,000	1,060,000	15,734,500	23,205,500

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

There were 2,607,000 outstanding options or stock awards at a weighted average price of $0.34 under the 2002 Plan as of December 31, 2013. There were 1,645,000 options exercisable and 1,060,000 shares had been issued upon exercise of options under the 2002 Plan as of December 31, 2013.

The 2002 Plan expired by its terms in April 2012. The 2002 Plan will remain in effect only with respect to the equity awards that have been granted under the 2002 Plan prior to its expiration.

2012 Equity Incentive Plan

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the stockholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The purpose of the 2012 Plan is to advance the interests of our stockholders by enhancing our ability to attract, retain, and motivate persons who make or are expected to make important contributions to our company and its subsidiaries by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning their interests with those of our stockholders.

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

There were 13,127,500 outstanding options or stock awards at a weighted average price of $0.08 under the 2012 Plan as of December 31, 2013. There were 32,000 options exercisable and zero shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On October 14, 2010, we signed an agreement with Innovative Materials Group, LLC (“IMG”), a California limited liability company, which is majority owned by John Kang, our former chief executive officer and chairman. Under the agreement, we received a deposit of $520 thousand from IMG to purchase on behalf of IMG, machinery and equipment located in China. The transaction was based on the potential negotiation and completion of a non-exclusive license agreement with IMG under which the machinery and equipment would be transferred to IMG either directly or through the transfer of ownership of our former Chinese subsidiary, Advanced Metals Materials (“AMM”), that owned the equipment.

On August 5, 2011, we signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 thousand (the “Purchase Price”). IMG applied to the payment of the Purchase Price the $520 thousand deposit previously paid to us, and the $200 thousand balance of the Purchase Price was paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum. In conjunction with the Stock Purchase Agreement, we also entered into a license agreement with IMG (“IMG License Agreement”) to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with our existing first generation, die cast machines. The IMG License Agreement grants a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products, and obligates IMG to pay to us a running royalty based on its sales of Licensed Products. The license will expire on August 5, 2021. We recognized $8 thousand and $26 thousand in royalty revenues from IMG during the years ended December 31, 2013 and December 31, 2012, respectively.

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

During the years ended December 31, 2013 and 2012, we incurred $0 and $2 thousand in legal fees, respectively, to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to our former Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008. We agreed to reimburse Mr. Kang’s legal fees incurred on this issue through December 31, 2012.

On February 1, 2012, Mr. Tony Chung, our Chief Financial Officer, converted his 10,000 shares of Series A-1 Preferred Stock into a total of 565,344 shares of our common stock, including dividends received in the form of common stock. On June 13, 2013, Mr. Chung purchased 1,324,999 shares of our common stock at an average share price of $0.078.

In February 2013, Mr. Abdi Mahamedi, our Chairman, converted his 58,600 shares of Series A-1 Preferred Stock and 260,710 shares of Series A-2 Preferred Stock into a total of 10,387,883 shares of our common stock, including dividends received in the form of common stock. Mr. Mahamedi is a greater-than-5% beneficial owner.

Mr. Thomas Steipp, our Chief Executive Officer, sold an aggregate of 400,000 shares of our common stock on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Exchange Act. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and us. The trading plan also provides for the future sale of 400,000 shares of our common stock scheduled for August 4, 2014.

In September 2013, we entered into Change of Control Agreements with Ricardo A. Salas, our Executive Vice President, Tony Chung, our Chief Financial Officer, and certain other executive officers who are not our named executive officers for SEC reporting purposes. The Change of Control Agreements provide that if the executive officer’s employment with us is terminated without cause during the one-year period after a change of control of Liquidmetal Technologies, then the terminated officer will receive lump sum severance compensation in an amount equal to twelve months of his then-current base salary. Under the agreements, each of the executive officers will also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease or assignment to a lower-level position. In addition, upon termination, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements.

We have an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets. We, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during 2013 and 2012.

On February 27, 2013, Mr. Chitayat converted his 28,928 shares of Series A-1 Preferred Stock and 109,528 shares of Series A-2 Preferred Stock into a total of 4,626,840 shares of our common stock, including dividends received in the form of common stock.

On June 1, 2012, we entered into a Master Transaction Agreement with Visser Precision Cast, LLC relating to a strategic transaction for manufacturing services and financing (see note 3). In November 2013, we and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As of December 31, 2013, Visser is a greater-than-5% beneficial owner.

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

Director Independence

Our Board of Directors currently has six members – Thomas Steipp, Scott Gillis, Abdi Mahamedi, Richardo Salas, Bob Howard-Anderson, and Richard Sevcik. Our board has determined that Mr. Gillis, Mr. Sevcik, and Mr. Howard-Anderson are “independent directors” as such term is defined by the rules of the NASDAQ Stock Market, Inc.. In addition, all of the members of our Compensation Committee, Corporate Governance and Nominating Committee, and Audit Committee are “independent directors” under the rules of the NASDAQ Stock Market and the SEC applicable to members of such committees.

Item 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to the Company by SingerLewak, LLP, our principal accountants for professional services during the years ended December 31, 2013 and December 31, 2012, respectively:

Fees	2013	2012
Audit Fees (1)	$ 146,351	$ 198,480

(1) Audit Fees.

Fees for audit services billed in 2013 consisted of:

●	Progress billings for the audits of the Company’s financial statements for 2012 and 2013; and
●	Review of the Company’s quarterly financial statements for 2013

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a)  The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page 53.

2. Exhibits. See Item 15(b) below.

     (b)  Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the 8-K filed on October 28, 2013).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on August 14, 2003).

3.3	Amendment to ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 21, 2011).

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

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

10.32

Amendment Number One to Master Transaction Agreement and Other Transaction Documents, dated June 15, 2012, between Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.41 to the o Registration Statement on Form S-1 (Amendment No. 1) filed on August 3, 2012).

10.33	Form of Change of Control Agreement, dated September 13, 2013. (incorporated by reference from Exhibit 10.1 of the Form 8-K filed September 13, 2013)

10.34

Common Stock Purchase Agreement, dated November 8, 2013 among Liquidmetal Technologies, Inc., Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC and Iroquois Master Fund Ltd. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed November 12, 2013)

10.35	Registration Rights Agreement, dated November 8, 2013 among Liquidmetal Technologies, Inc., Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC and Iroquois Master Fund Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed November 12, 2013)

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registration Statement on S-1 filed July 18, 2012).

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended. Certification pursuant to 18 U.S.C. Section 1350.

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Liquidmetal Technologies, Inc.

By:	/s/ Thomas Steipp
Thomas Steipp President and Chief Executive Officer (Principal Executive Officer)

Date:	March 5, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Steipp
Thomas Steipp	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2014

/s/ Tony Chung
Tony Chung	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2014

/s/ Abdi Mahamedi
Abdi Mahamedi	Chairman of the Board and Director	March 5, 2014

/s/ Ricardo Salas
Ricardo Salas	Executive Vice President and Director	March 5, 2014

/s/ Scott Gillis
Scott Gillis	Director	March 5, 2014

/s/ Bob Howard-Anderson
Bob Howard-Anderson	Director	March 5, 2014

/s/ Richard Sevcik
Richard Sevcik	Director	March 5, 2014

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Liquidmetal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California

March 5, 2014

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$2,062	$7,162
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $11	215	64
Related party notes receivable	-	-
Prepaid expenses and other current assets	412	689
Total current assets	$2,689	$7,915

Property and equipment, net	249	161
Patents and trademarks, net	764	869
Other assets	401	28
Total assets	$4,103	$8,973

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	361	154
Accrued liabilities	710	248
Accrued dividends	-	222
Short-term debt	-	-
Convertible note, net of debt discount	-	2,365
Embedded conversion feature liability	-	3,934
Total current liabilities	$1,071	$6,923

Long-term liabilities
Warrant liabilities	4,921	2,766
Other long-term liabilities	856	856
Total liabilities	$6,848	$10,545

Shareholders' deficit:
Convertible, redeemable Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 and 506,936 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized; 375,707,190 and 242,074,324 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	376	242
Warrants	18,179	18,179
Additional paid-in capital	182,832	169,891
Accumulated deficit	(204,090)	(189,884)
Non-controlling interest in subsidiary	(42)	-
Total shareholders' deficit	$(2,745)	$(1,572)

Total liabilities and shareholders' deficit	$4,103	$8,973

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012

Revenue
Products	$1,007	$591
Licensing and royalties	19	59
Total revenue	1,026	650

Cost of revenue, products	774	354

Gross margin	252	296

Operating expenses
Selling, marketing, general and administrative	5,157	4,850
Research and development	1,156	943
Manufacturing contract costs	-	6,300
Total operating expenses	6,313	12,093
Operating loss	(6,061)	(11,797)

Change in value of warrants, gain (loss)	(2,155)	6,547
Change in value of embedded conversion feature liability, gain	621	4,931
Debt discount amortization expense	(6,504)	(11,949)
Financing costs	-	(1,355)
Other income	-	34
Interest expense	(245)	(459)
Interest income	5	23
Gain on extinguishment of debt (Note 11)	91	-

Loss before income taxes	(14,248)	(14,025)
Income taxes	-	-
Net loss and comprehensive loss	(14,248)	(14,025)
Net loss attributable to non-controlling interest	42	-
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	(14,206)	(14,025)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.04)	$(0.07)

Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.04)	$(0.07)

Number of weighted average shares - basic	341,451,559	188,298,113
Number of weighted average shares - diluted	341,451,559	188,298,113

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total

Balance, December 31, 2011	1,299,151	134,467,554	$1	$130	$24,438	$149,064	$(175,859)	$-	$(2,226)

Conversion of preferred stock	(792,215)	25,669,752	(1)	26	-	(25)	-	-	-
Common stock issuance	-	80,171,418	-	83	-	13,839	-	-	13,922
Warrant exercises	-	1,411,600	-	1	(6,259)	6,258	-	-	-
Stock option exercises	-	354,000	-	1	-	43	-	-	45
Stock-based compensation	-	-	-	-	-	53	-	-	53
Restricted stock issued to officer	-	-	-	-	-	310	-	-	310
Dividend distribution	-	-	-	-	-	349	-	-	349
Net loss	-	-	-	-	-	-	(14,025)	-	(14,025)

Balance, December 31, 2012	506,936	242,074,324	$-	$242	$18,179	$169,891	$(189,884)	$-	$(1,572)

Conversion of preferred stock	(506,936)	16,896,070	-	17	-	(17)	-	-	-
Common stock issuance	-	116,136,796	-	116	-	12,137	-	-	12,253
Stock option exercises	-	600,000	-	1	-	74	-	-	75
Stock-based compensation	-	-	-	-	-	213	-	-	213
Restricted stock issued to officer	-	-	-	-	-	312	-	-	312
Dividend distribution	-	-	-	-	-	222	-	-	222
Net loss	-	-	-	-	-	-	(14,206)	(42)	(14,248)

Balance, December 31, 2013	-	375,707,190	$-	$376	$18,179	$182,832	$(204,090)	$(42)	$(2,745)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012

Operating activities:
Net loss	$(14,248)	$(14,025)

Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and amortization	214	186
Bad debt expense	11	-
Impairment charge	-	221
Stock-based compensation	213	53
Restricted stock compensation issued to officer	312	310
Loss (Gain) from change in value of warrants	2,155	(6,547)
Gain from change in value of embedded conversion feature liability	(621)	(4,931)
Gain on extinguishment of debt (Note 11)	(91)	-
Manufacturing contract costs	-	6,300
Debt discount amortization	6,504	11,949
Non-cash interest expense	242	434
Financing costs	-	1,355

Changes in operating assets and liabilities:
Trade accounts receivable	(162)	177
Prepaid expenses and other current assets	(83)	(5)
Other assets	-	24
Accounts payable and accrued expenses	577	(854)
Deferred revenue	-	(67)
Other liabilities	-	247
Net cash used in operating activities	(4,977)	(5,173)

Investing Activities:
Purchases of property and equipment	(185)	(51)
Proceeds from sale of fixed assets	1	-
Investment in patents and trademarks	(13)	(35)
Net cash used in investing activities	(197)	(86)

Financing Activities:
Proceeds from short-term debt	-	1,050
Repayment of short-term debt	-	(2,762)
Payment of debt issuance costs	-	(1,033)
Proceeds from exercise of stock options	74	44
Proceeds from convertible debt issuance	-	12,000
Proceeds from stock issuance	-	3,000
Net cash provided by financing activities	74	12,299

Net increase (decrease) in cash	(5,100)	7,040

Cash at beginning of period	7,162	122
Cash at end of period	$2,062	$7,162

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Offering cost in relation to common stock issuance	-	2,905
Cashless exercise of warrants	-	6,259
Pre-installment payment of convertible debt through common stock issuance	7,187	1,240
Dividends paid in common stock upon preferred stock conversion	222	-
Financing costs paid through common stock issuance	373	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

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

Non-controlling interest. The results of operations attributable to the non-controlling interest of subsidiaries are presented within equity and are shown separately from the Company’s equity.

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

The Company’s revenue recognition policy complies with the requirements of ASC 605. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. Revenues primarily consist of the sales and prototyping of Liquidmetal molds and bulk alloys, licensing and royalties for the use of the Liquidmetal brand and bulk Liquidmetal alloys. Revenue is deferred and included in liabilities when the Company receives cash in advance for goods not yet delivered or if the licensing term has not begun.

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

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

Cash. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2013 and 2012, the Company held no deposits in such highly liquid investments.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2013, three customers represented 99%, or $212, of the total outstanding trade accounts receivable. As of December 31, 2012, three customers represented 96%, or $72, of the total outstanding trade accounts receivable. During 2013, there was one major customer, who accounted for 80% of the revenue. During 2012, there were three major customers, who together accounted for 70% of the revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

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

Fair Value Measurements. The estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash and trade receivables, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their carrying value due to their short maturities. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated. The carry amounts reported for debt obligations approximate fair value due to the effective interest rate of these obligations reflecting the Company’s current borrowing rate.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

The Company had one Level 3 financial instrument during the year ended December 31, 2013, that being an embedded derivative that was recorded at fair value on a periodic basis. The embedded derivative was evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such embedded derivative was estimated using the Monte Carlo simulation model. The foregoing embedded derivative had certain anti-dilution and exercise price reset provisions which qualified the embedded derivative to be classified as a liability under FASB ASC 815. Upon the final settlement of the Senior Convertible Notes, this liability was extinguished as the underlying conversion option had been executed. As such, the fair value of the liability was reduced to zero upon conversion (see note 11).

As of December 31, 2013, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	-	-	4,921	-

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $78 and $41, for the years ended December 31, 2013 and 2012, respectively.

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

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provision of FASB ASC Topic 740, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company may recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the year ended December 31, 2013 and 2012.

Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. These management estimates are primarily related to impairment of long-lived assets, allowance for bad debt account balances, and warrant valuation.

Subsequent Events. In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, the Company evaluated subsequent events through the filing of its Annual Report on Form 10-K with the SEC.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

Recent Accounting Pronouncements.

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

3. Significant Transactions

2013 Stock Purchase Agreement

On November 8, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC, and Iroquois Master Fund Ltd. (each, a “2013 Selling Stockholder” and collectively, the “2013 Selling Stockholders”). The 2013 Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, each of the 2013 Selling Stockholders has committed to purchase such 2013 Selling Stockholders’ pro rata portion of up to $20.0 million (the “Total Commitment”) worth of the Company’s common stock, $0.001 par value (the “Shares”), over the 36-month term of the 2013 Purchase Agreement.

In consideration for the 2013 Selling Stockholders' execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, the Company delivered irrevocable instructions to its transfer agent to issue to each 2013 Selling Stockholder, not later than 4:00 p.m. (New York City time) on the second trading day immediately following November 8, 2013, certificates representing such 2013 Selling Stockholder’s pro rata portion of 2,666,667 shares of common stock (the “Commitment Shares”). The Commitment Shares are being registered for resale, together with the shares that may be purchased under the 2013 Purchase Agreement.

From time to time over the term of the 2013 Purchase Agreement, the Company may, at its sole discretion, provide each of the 2013 Selling Stockholders with draw down notices (each a “Draw Down Notice”) to purchase a specified dollar amount of Shares (the “Draw Down Amount”) over a five (5) consecutive trading day period commencing on the trading day specified in the applicable Draw Down Notice (the “Pricing Period”) with each draw down subject to the limitations discussed below. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice cannot exceed a dollar amount equal to the lesser of (i) 300% of the average trading volume of the Company’s common stock during the ten (10) trading days immediately preceding the date the applicable Draw Down Notice is delivered (the “Applicable Draw Down Exercise Date”) multiplied by the lower of (A) the closing trade price of the Company’s common stock on the trading day immediately preceding the Applicable Draw Down Exercise Date and (B) the average of the closing trade prices of our common stock for the three (3) trading days immediately preceding the Applicable Draw Down Exercise Date (such lower price, the “Reference Price”), and (ii) a specified dollar amount set forth in the 2013 Purchase Agreement based on the Reference Price as of the Applicable Draw Down Exercise Date.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

Once presented with a Draw Down Notice, each of the 2013 Selling Stockholders is required to purchase such 2013 Selling Stockholder’s pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for the Company’s common stock (the “VWAP”) equals or exceeds an applicable floor price equal to the product of (i) 0.775 and (ii) the Reference Price, subject to adjustment (the “Floor Price”), provided that in no event shall the Floor Price be less than $0.03875. If the VWAP falls below the applicable Floor Price on any trading day during the applicable Pricing Period, the 2013 Purchase Agreement provides that the 2013 Selling Stockholders will not be required to purchase their pro rata portions of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the Shares subject to a Draw Down Notice shall be equal to 90% of the lowest daily VWAP that equals or exceeds the applicable Floor Price during the applicable Pricing Period. Each purchase pursuant to a draw down shall reduce, on a dollar-for-dollar basis, the Total Commitment under the 2013 Purchase Agreement.

The Company is prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeds the Maximum Draw Down Amount, (ii) the sale of Shares pursuant to such Draw Down Notice would cause the Company to issue or sell or the 2013 Selling Stockholders to acquire or purchase an aggregate dollar value of Shares that would exceed the Total Commitment, (iii) the sale of Shares pursuant to the Draw Down Notice would cause the Company to sell or the 2013 Selling Stockholders to purchase an aggregate number of shares of the Company’s common stock which would result in the collective beneficial ownership by the 2013 Selling Stockholders of more than 9.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder), or (iv) the applicable Floor Price would be less than $0.03875 on the Applicable Draw Down Exercise Date. The Company cannot make more than one draw down in any Pricing Period and must allow two (2) trading days to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down.

On February 11, 2014 an initial registration statement, covering 96,555,893 shares to be issued under the Stock Purchase agreement, was declared effective by the SEC.

No draw-downs were made under the 2013 Stock Purchase Agreement during 2013. During 2014, as of the filing date of this report, the Company has received an aggregate of $3,000 under the 2013 Stock Purchase Agreement through the issuance of 13,292,020 share of its common stock.

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which the Company issued $12,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of the Company’s common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. Each monthly installment payment may have been made in cash, shares of the Company’s common stock, or a combination thereof. If paid in shares, such shares were valued at the lower of (i) the then applicable conversion price or (ii) a price that was 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which the Company elected to pay in shares, whichever was lower. As of July 17, 2013, the Company had issued 163,641,547 shares of common stock in full satisfaction of notes.

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share, and such warrants first became exercisable on January 2, 2013, which was six months after the issuance date thereof. In the event that the Company were to issue or sell shares of their common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price will be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017.

June 2012 Visser MTA Agreement

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA Agreement”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

Under the manufacturing and service component of the Visser MTA Agreement, the Company agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Further, the Company agreed to sublicense to Visser, on a fully-paid up, royalty-free, irrevocable, perpetual, worldwide basis, all intellectual property rights held by the Company. Visser’s use of such sublicense is limited to the exercise of its manufacturing rights, provided that such limitation will terminate if the Company were to fail to comply with certain technical, administrative, and research and development support obligations set forth in the transaction agreements with Visser and such failure is not cured within 60 days. In addition, Visser has a right of first refusal over any proposed transfer of the Company’s technology pursuant to any license, sublicense, sale or other transfer, other than a license to a machine or alloy vendor.

Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 18,539,762 shares under the anti-dilution provision of the warrants, see note 12) at an exercise price of $0.22 per share (subsequently reduced to $0.18 per share under the anti-dilution provision of the warrants) which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which was convertible into shares of common stock at a conversion rate of $0.22 per share. The Promissory Note was issued pursuant to a $2,000 loan facility made available by Visser, but no borrowings were made by us under this loan facility, as the deadline for making borrowings under the facility expired on November 15, 2012. All of the shares of common stock issuable upon exercise of the warrants are subject to a lock-up period through December 31, 2016.

The warrants under the Visser MTA Agreement contain certain anti-dilution and exercise price reset provisions which results in liability accounting under FASB ASC 815 (see note 12).  In relation to the financing cost component to the Visser transaction, the Company performed a prorated allocation of the fair value of the warrants on the convertible promissory note and the common stock based on their relative fair values. The Company capitalized deferred financing costs in relation to the convertible promissory note totaling $1,355 and offset additional paid-in capital for $2,905 in relation to the warrants. The Company assessed the value of the deferred financing costs as of the quarter ended June 30, 2012 and determined that the value was impaired due to the limitations on the Company’s ability to request for advances as discussed above. Therefore, the Company expensed the deferred financing costs totaling $1,355 as of the quarter ended June 30, 2012.

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

In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with the Visser MTA Agreement.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

Under the agreements relating to the license transaction with Apple, the Company is obligated to contribute all intellectual property that it developed through February 2012. Subsequently, the Company amended the Capture Period to extend through February 2014. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Other License Transactions

On January 31, 2012, the Company and Engel Austria Gmbh (“Engel”) entered into a Supply and License Agreement for a five year term whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. Since that time, we and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, the companies entered into an Exclusive License Agreement for a 10 year term whereby Engel was granted an exclusive license to manufacture and sell injection molding machines to our licensees in exchange for certain royalties to be paid by Engel to us based on a percentage of the net sales price of injection molding machines.

On November 16, 2011, the Company entered into a Development Agreement with Materion Brush Inc. (“Materion”) to evaluate, analyze and develop amorphous alloy feedstock to be supplied in commercial quantities.  Further, on June 17, 2012, the Company entered into a Sales Representation Agreement with Materion whereby Materion shall promote the sale of the Company’s products for certain commissions.  This agreement is for a two year initial term with annual, automatic renewals. To date, there have been no commission payments related to this agreement.

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

4. Liquidity and Going Concern Issues

The Company’s cash used in operations was $4,977 for the year ended December 31, 2013, while cash used in operations was $5,173 for the year ended December 31, 2012.  The Company’s cash used in investing activities was $197 for the year ended December 31, 2013 primarily from purchase of property and equipment. The Company’s cash provided by financing activities was $74 for the year ended December 31, 2013 primarily from proceeds from stock option exercises. As of December 31, 2013, the Company’s cash balance was $2,062.

On July 2, 2012, the Company entered into definitive agreements relating to a private placement of $12,000 in principal amount of Senior Convertible Notes due on September 1, 2013 and Warrants to the purchasers of such Convertible Notes giving such purchasers the right to purchase up to an aggregate of 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share. As of July 17, 2013, the notes under the July 2012 Private Placement were paid off in full through issuance of common stock (see note 11).

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

On November 8, 2013, the Company entered into the 2013 Stock Purchase Agreement that will allow it to raise up to $20 million through periodic issuances of common stock over a three year period. On February 11, 2014 an initial registration statement, covering 96,555,893 shares to be issued under the Stock Purchase agreement, was declared effective by the SEC.

The Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations through the end of March 2014. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, Visser’s ability to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. Such factors will likely require that the Company draw down on the 2013 Stock Purchase Agreement or raise additional funds by other means to support its operations beyond the first quarter of 2014. There is no assurance that the Company will be able to draw down on the 2013 Stock Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to draw down on the 2013 Stock Purchase Agreement or raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

No draw downs were made under the 2013 Stock Purchase Agreement during 2013. During 2014, as of the filing date of this report, the Company has received an aggregate of $3,000 under the 2013 Stock Purchase Agreement through the issuance of 13,292,020 shares of its common stock.

5. Trade accounts receivable

Trade accounts receivable from continuing operations were comprised of the following:

	December 31,
	2013	2012
Trade accounts receivable	$215	$75
Less: Allowance for doubtful accounts	-	(11)
Trade accounts receivable, net	$215	$64

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $412 and $689 as of December 31, 2013 and December 31, 2012, respectively and primarily consists of prepaid invoices and insurance premiums that will be reclassified to expense as shipments are made to customers or services are provided. Deferred debt issuance costs are also included in prepaid expenses and other current assets and were $0 and $399 as of December 31, 2013 and 2012, respectively. The balance attributed to deferred financing costs was reduced to zero during 2013 as a result of $360 of amortization expense and $39 written off as a result of the extinguishment of the senior convertible notes (see note 11).

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012

Machinery and equipment	$1,107	$1,098
Computer equipment	203	118
Office equipment, furnishings, and improvements	277	190
Total	1,587	1,406
Accumulated depreciation	(1,338)	(1,245)
Total property and equipment, net	$249	$161

Depreciation expense for the years ended December 31, 2013 and 2012 were $96 and $52, respectively and is included in selling, marketing and general and administrative expense in the consolidated statements of operations and comprehensive loss.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

8. Patents and trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2013	2012

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,664	1,664
Trademarks	139	126
Total	2,369	2,356
Accumulated amortization	$(1,605)	$(1,487)
Total intangible assets, net	$764	$869

 Amortization expense was $118 and $137 for the years ended December 31, 2013 and 2012, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2014	103
2015	97
2016	95
2017	84
2018	83
Thereafter	302

Accumulated amortization for the years ended December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012

Purchased and licensed patent rights	$(483)	$(457)
Internally developed patents	(1,022)	(937)
Trademarks	(100)	(93)
Total	$(1,605)	$(1,487)

The weighted average amortization periods for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

9. Other Long-Term Liabilities

Other Long-term Liabilities balance of $856 and $856 as of December 31, 2013 and 2012, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

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

The number of Shares issued to SAGA on the Effective Date was based on the 30 day trailing, volume weighted average price of the Company’s stock as of the Effective Date. An additional provision of the SAGA Settlement and Equity Interest Purchase Agreement was the obligation of the Company to issue a promissory note to compensate for a decrease in the market price of the Company’s common stock over a six month period from the Effective Date of the settlement. On October 10, 2011, the Company issued to SAGA a promissory note in the principal amount of $1,712 due October 10, 2012, bearing interest of 8% per annum, to account for the decrease in the market price of the Company’s common stock. The $1,712 principal amount of the note was included in Short Term Debt in the Company’s consolidated balance sheet as of December 31, 2011.

On July 11, 2012, the Company paid $1,743 to SAGA and paid off all amounts owed under the SAGA promissory note. Interest expense related to the promissory note for the year ended December 31, 2012 was $68. No expense was recorded under this obligation during 2013.

On January 17, 2012, February 27, 2012, March 28, 2012 and April 25, 2012, the Company issued 8% unsecured, bridge promissory notes to Visser that were due upon demand in the amount of $200, $200, $350 and $300, respectively. The aggregate principal amount of $1,050 and accrued interest under the bridge promissory notes were all paid off on June 1, 2012 by utilizing a portion of the proceeds received under the financing component of the Visser MTA Agreement (see note 3). Interest expense on the bridge promissory notes was $18 for the year ended December 31, 2012. No expense was recorded under these obligations during 2013.

11. Convertible Notes, Embedded Conversion Feature Liability, and Gain on Extinguishment of Debt

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

The embedded conversion feature liability and warrants issued in connection with the senior convertible notes were valued utilizing the Monte Carlo simulation and Black Sholes pricing model at $8,865 and $5,053, respectively, totaling $13,918 as of July 2, 2012. $12,000 of this total was recorded as debt discount and the excess of the face value of the embedded conversion feature liability and warrants of $1,918 were booked to debt discount amortization on July 2, 2012.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

Interest expense on the convertible notes was $242 for the year ended December 31, 2013 and the Convertible Note (net of debt discount) was $0 as of December 31, 2013 as follows:

	Convertible Note	Debt Discount	Net Total

Beginning Balance - December 31, 2012	$7,000	$(4,635)	$2,365
Installment Payments in Shares	(7,000)	-	(7,000)
Amortization	-	4,181	4,181
Write-off associated with convertible debt extinguishment	-	454	454
Ending Balance - December 31, 2013	$-	$-	$-

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

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see note 3). These warrants had an original exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of paying down our convertible notes with common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.21 as of December 31, 2012 and $0.18 as of December 31, 2013. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 15,776,632 and 18,562,825 as of December 31, 2012 and December 31, 2013, respectively. As of December 31, 2013, these warrants were valued at $2,559 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 3.42 years, (ii) volatility of 142%, (iii) risk-free interest rate of 1.75%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the years ended December 31, 2013 and 2012 was a gain (loss) of $(1,299) and $3,000, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of December 31, 2013, these warrants were valued at $2,362 under the Black Scholes valuation model utilizing the following assumptions: (i) expected life of 3.50 years, (ii) volatility of 143%, (iii) risk-free interest rate of 1.75%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the years ended December 31, 2013 and 2012 was a gain (loss) of $(856) and $3,547, respectively.

The following table summarizes the change in the Company’s warrant liability for the year ended December 31, 2013:

	Visser MTA Agreement	July 2, 2012 Private Placement	Total

Beginning Balance - December 31, 2012	$1,260	$1,506	2,766
Change in value of warrant liability, loss	1,299	856	2,155
Ending Balance - December 31, 2013	$2,559	$2,362	$4,921

As of December 31, 2013 and 2012, the Company had 67,092,382 and 63,529,557 warrants outstanding. As of December 31, 2013 and 2012, the Company valued the 37,312,825 and 33,750,000 warrants using the Black-Scholes model and recorded $4,921 and $2,766, respectively, in warrant liabilities. The change in fair value of warrants resulted in a total non-cash gain (loss) of $(2,155) and $6,547 for the years ended December 31, 2013 and 2012, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model under the following assumptions:

	December 31,
	2013			2012
Expected life in years	3.42	-	3.50	4.42	-	4.50
Volatility	142%	-	143%	151%	-	152%
Risk-free interest rate		1.75%			0.72%
Dividend rate		0%			0%

As of December 31, 2013, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

208,334	$0.480	July 15, 2015
29,571,223	$0.490	July 15, 2015
18,562,825	$0.178	June 1, 2017
18,750,000	$0.384	July 2, 2017
67,092,382

13. Shareholders’ Deficit

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see note 3).

Pursuant to the terms of the Company’s Senior Convertible Notes issued in the July 2012 Private Placement, the Company opted to pay the twelve monthly installment payments prior to the September 1, 2013 maturity date with shares of the Company’s common stock. Upon final settlement, the Company had issued 163,641,547 shares of common stock at a weighted average conversion price of $0.0774, for the twelve installment payments due under the notes, consisting of $12,000 principal and $680 of interest (see notes 3 and 11).

During the year ended December 31, 2013, the holders of the Company’s Series A Preferred Stock converted all of the outstanding 506,936 shares of preferred stock into 16,896,070 shares of the Company’s common stock (see “Preferred stock” below). After giving effect to such conversion, the Company has no shares of preferred stock outstanding.

On February 28, 2013, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of common stock from 400 million shares to 500 million shares.

On October 24, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock from 500 million shares to 700 million shares.

In connection with the execution of the November 8, 2013 Common Stock Purchase Agreement, the Company issued to each of the investors a pro rata portion of 2,666,667 shares of the Company’s common stock.

Preferred stock

On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement, the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares of Series A-2 Preferred Stock with an original issue price of $5.00 per share as part of a financing transaction. In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of Series A-1 Preferred Stock with identical terms as the Series A-1 Preferred Stock issued on May 1, 2009. In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation. These warrants expired on January 3, 2012.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

The Series A Preferred Stock and any accrued and unpaid dividends thereon was convertible, at the option of the holders of the Series A Preferred Stock, into common stock of the Company at a conversion price of $0.10 per share in the case of the Series A-1 Preferred Stock and a conversion price of $0.22 per share in the case of the Series A-2 Preferred Stock (in both cases subject to adjustments for any stock dividends, splits, combinations and similar events).

In connection with the Series A Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation. The warrants also expired on January 3, 2012.

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

During the year ended December 31, 2013, all of the holders of the Company’s Series A Preferred Stock converted all of the outstanding shares of preferred stock and accrued dividends into 16,896,070 shares of the Company’s common stock. Therefore, as of December 31, 2013, the Company no longer had any outstanding Preferred Stock and the related $222 accrued dividends were reclassified to additional paid-in capital as of December 31, 2013.

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of December 31, 2012 and December 31, 2013. These warrants do not contain anti-dilution provisions and are reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment. Warrants classified as equity were recorded at $18,179 as of December 31, 2012 and December 31, 2013. Such warrants have an exercise price ranging between $0.48 and $0.49 and expire on July 15, 2015.

14. Stock Compensation Plan

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock may be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that have been granted prior to its expiration. As of December 31, 2013, there were 2,607,000 options outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of thirty million shares of our common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During 2013, the Company granted options to purchase 13,317,500 shares, with total options outstanding of 13,127,500 as of December 31, 2013.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $525 and $363 for the years ended December 31, 2013 and 2012, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $487 and $113 for the years ended December 31, 2013 and 2012, respectively.

On August 3, 2010, in conjunction with an employment agreement with Thomas Steipp, the Company’s Chief Executive Officer, the Company also granted an aggregate of 6,000,000 restricted shares of the Company’s common stock, which will ratably vest each year over five years. During the years December 31, 2013 and 2012, the Company recorded $312 and $310, respectively, of compensation expense related to Mr. Steipp’s restricted shares.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.

	December 31,
	2013			2012

Expected volatility	128.55%	-	168.09%	140.74%	-	143.23%
Expected dividends		-			-
Expected term (in years)	6.32	-	9.61		6.50
Risk-free rate	1.26%	-	2.49%	0.98%		1.04%

Expected volatilities are based on historical volatility expected over the expected life of the options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. A forfeiture rate of 28.3% was used for options grated during both years ended December 31, 2013 and 2012. The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2011	4,679,807	0.42
Granted	330,000	0.28
Exercised	(354,000)	0.12
Forfeited	(396,200)	0.31
Expired	(537,607)	1.00
Options outstanding at December 31, 2012	3,722,000	0.36
Granted	13,317,500	0.08
Exercised	(600,000)	0.12
Forfeited	(605,000)	0.20
Expired	(100,000)	2.49
Options outstanding at December 31, 2013	15,734,500	$0.13	8.4	$1,155
Options exercisable at December 31, 2013	1,677,000	$0.45	3.6	$38
Options unvested at December 31, 2013	14,057,500	$0.09	8.9	$1,117
Options vested or expected to vest at December 31, 2013	10,174,928	$0.15	8.0	$714

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2013:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	12,717,500	9.04	$0.08	200,000	4.92	$0.09
0.11	-	2.33	3,017,000	5.60	0.32	1,477,000	3.44	0.50

	Total		15,734,500			1,677,000

The Company’s non-vested options at the beginning and ending of fiscal year 2013 had weighted-average grant-date fair values of $0.11 and $0.08 per option, respectively.

15. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2013	2012

Loss carry forwards	$50,165	$60,426
Debt Discount	891	(1,523)
NQSO	628	422
Tax Credits	431	432
Other	259	120
Total deferred tax asset	52,374	59,877

Valuation allowance	(52,374)	(59,877)
Total deferred tax asset, net	-	-

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2013	2012

Expected federal tax benefit	-34.0%	-34.0%
Permanent items	0.1%	0.1%
Net operating loss utilized or expired	0.0%	5.5%
Increase in valuation allowance and others	33.9%	28.4%

Total deferred tax asset	0%	0%

As of December 31, 2013, the Company had approximately $126.6M of net operating loss (“NOL”) carryforwards for U.S. federal income tax and state tax purposes expiring in 2018 through 2033, and 2014 through 2033, respectively. The Company and Liquidmetal Golf, Inc. filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $35.9 in federal NOL carryforwards, expiring in 2018 through 2028.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

As of December 31, 2013, the Company had approximately $189 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2030. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law.

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

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the year ended December 31, 2013 and 2012.

As of December 31, 2013, the tax years 2011 through 2012, and 2008 through 2012 are subject to examination by the federal and California taxing authorities, respectively.

16. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 15,734,500 shares of common stock at prices ranging from $0.08 to $2.33 per share were outstanding at December 31, 2013, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 3,722,000 shares of common stock at prices ranging from $0.09 to $5.00 per share were outstanding at December 31, 2012, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 67,092,382 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at December 31, 2013 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 63,529,557 shares of common stock, with prices ranging from $0.22 to $0.49 per share, outstanding at December 31, 2012 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

16,896,073 shares of common stock issuable upon conversion of the company’s preferred stocks with conversion process between $0.10 and $0.22 per share outstanding at December 31, 2012 were not included in the computation of diluted EPS for the period as the inclusion would have been antidilutive, given the Company’s net loss. No shares of preferred stock were outstanding as of December 31, 2013.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

17. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of December 31, 2013 and 2012, the Company has recorded $39 and $28, respectively, of deferred rent expenses. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Minimum Payments

2014	210
2015	217
2016	73
Total	500

Rent expense was $200 and $214 for the years ended December 31, 2013 and 2012, respectively.

Contingencies

In November 2013, Visser and the Company entered into arbitration proceedings with the Judicial Arbiter Group in Denver, CO. Both parties have filed claims alleging breaches of various obligations under the Visser MTA Agreement entered into on June 1, 2012.

In general, the Company has filed claims for damages against Visser for fraudulently inducing them into entering the Visser MTA Agreement and harm inflicted on them for Visser’s failure to perform under the manufacturing component of the Visser MTA Agreement. In addition, the Company is seeking reformation and/or termination of parts of the Visser MTA Agreement in order to free them from the exclusive manufacturing arrangement with Visser and allow them to seek other manufacturing partners. Visser has also filed claims for damages against the Company alleging several violations of the Visser MTA Agreement including fraudulent contract inducement and securities fraud through alleged misrepresentations regarding the Company’s future capitalization, breach of several components of the Visser MTA Agreement through alleged inappropriate sharing of intellectual property with other business partners, as well as the lack of a qualified sales force in marketing of the Company’s technology and related production efforts of Visser. Visser also requests equitable relief in the form of orders increasing its stock ownership and requiring the Company to honor its asserted rights of first refusal with respect to Liquidmetal technology. The Company cannot predict the outcome of these matters or estimate the impact on its results of operations, financial position or cash flows. As a result, the Company has not recorded a liability for these matters. If the Company is unable to reach a settlement agreement with Visser, the arbitration hearing is expected to commence on June 16, 2014, and will last up to ten days.

18. 401(k) Savings Plan

The Company has a tax-qualified employee savings and retirement plan, or 401(k) plan. Under the 401 (k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by up to 15% of their taxable compensation or of the statutorily prescribed annual limit, whichever is lower, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan permits the Company, in its sole discretion, to make additional employer contributions to the 401(k) plan. However, the Company did not make employer contributions to the 401(k) plan during any of the periods presented in the accompanying consolidated financial statements.

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

On August 5, 2011, the Company signed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with IMG to sell all of the stock of AMM for $720 (the “Purchase Price”). IMG applied the payment of the Purchase Price the $520 deposit previously paid to the Company and the $200 balance of the Purchase Price was paid in the form of a Promissory Note due August 5, 2012, bearing an interest rate of 8% per annum. In conjunction with the Stock Purchase Agreement, the Company also entered into a License Agreement (the “IMG License Agreement”) with IMG to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s existing first generation, die cast machines, as defined by the IMG License Agreement (the “Licensed Products”). The IMG License Agreement grants a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligates IMG to pay the Company a running royalty based on its sales of Licensed Products. The license will expire on August 5, 2021. The Company recognized $8 and $26 in royalty revenues from IMG during the years ended December 31, 2013 and 2012, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(in thousands, except share and per share data)

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

During the years ended December 31, 2013 and 2012, the Company incurred $0 and $2 in legal fees, respectively, to defend Mr. Kang, as the former Representative Director of our Korean subsidiary, against allegations relating to the Company’s Korean subsidiary’s involvement in customs reporting violations in South Korea that allegedly occurred in 2007 and 2008. The Company had agreed to reimburse Mr. Kang’s legal fees incurred on this issue through December 31, 2012.

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

On June 1, 2012, the Company entered into a Master Transaction Agreement with Visser Precision Cast, LLC relating to a strategic transaction for manufacturing services and financing (see note 3). In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As of December 31, 2013, Visser is a greater-than-5% beneficial owner of the Company.