Form 10-Q
period 2014-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2014-05-08
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes   ☐    No  ☒

The number of common shares outstanding as of May 2, 2014 was 434,535,255.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2014

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Risk Factors,” as well as the following risks and uncertainties:

●	Our ability to fund our operations in the long-term through financing transactions on terms acceptable to us, or at all;
●	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
●	Our limited history of developing and selling products made from our bulk amorphous alloys;
●	Lengthy customer adoption cycles and unpredictable customer adoption practices;
●	Our ability to identify, develop, and commercialize new product applications for our technology;
●	Competition from current suppliers of incumbent materials or producers of competing products;
●	Our ability to identify, consummate, and/or integrate strategic partnerships;
●	The potential for manufacturing problems or delays; and
●	Potential difficulties associated with protecting or expanding our intellectual property position.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

 TABLE OF CONTENTS

PART I - Financial Information

Item 1 – Financial Statements	4
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statement of Shareholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	23

Item 4 – Controls and Procedures	23

PART II – Other Information

Item 1 – Legal Proceedings	24

Item 1A – Risk Factors	24

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3 – Defaults Upon Senior Securities	24

Item 4 – Mine Safety Disclosures	24

Item 5 – Other Information	24

Item 6 – Exhibits	25

Signatures	26

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$6,954	$2,062
Trade accounts receivable, net of allowance for doubtful accounts	106	215
Prepaid expenses and other current assets	260	412
Total current assets	$7,320	$2,689
Property and equipment, net	224	249
Patents and trademarks, net	738	764
Other assets	380	401
Total assets	$8,662	$4,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	472	361
Accrued liabilities	449	710
Convertible notes, net of debt discount	-	-
Embedded conversion feature liabilities on convertible notes	-	-
Total current liabilities	$921	$1,071

Long-term liabilities:
Warrant liabilities	6,647	4,921
Other long-term liabilities	856	856
Total liabilities	$8,424	$6,848

Stockholders' equity (deficit):
Convertible, redeemable Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013.	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized at March 31, 2014 and December 31, 2013; 406,005,498 and 375,707,190 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	406	376
Warrants	18,179	18,179
Additional paid-in capital	189,697	182,832
Accumulated deficit	(207,999)	(204,090)
Non-controlling interest in subsidiary	(45)	(42)
Total stockholders' equity (deficit)	238	(2,745)
Total liabilities and stockholders' equity (deficit)	$8,662	$4,103

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenue
Products	$156	$117
Licensing and royalties	4	5
Total revenue	160	122

Cost of sales	140	82

Gross profit	20	40

Operating expenses
Selling, marketing, general and administrative	1,851	1,314
Research and development	334	236
Total operating expenses	2,185	1,550
Operating loss	(2,165)	(1,510)

Change in value of warrants, gain (loss)	(1,726)	510
Change in value of embedded conversion feature liabilities, gain	-	1,678
Debt discount amortization expense	(21)	(4,034)
Interest expense	-	(141)
Interest income	-	3

Net loss	(3,912)	(3,494)
Net loss attributable to non-controlling interest	3	-
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(3,909)	$(3,494)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.01)	$(0.01)
Number of weighted average shares - basic and diluted	387,601,876	282,675,201

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months Ended March 31, 2014

(in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non Controlling Interest	Total

Balance, December 31, 2013	-	375,707,190	$376	$18,179	$182,832	$(204,090)	$(42)	$(2,745)

Common stock issuance		28,606,294	28		6,472			6,500
Stock option exercises		1,692,014	2		144			146
Stock-based compensation					171			171
Restricted stock issued to officer					78			78
Net loss						(3,909)	(3)	(3,912)

Balance, March 31, 2014	-	406,005,498	$406	$18,179	$189,697	$(207,999)	$(45)	$238

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operating activities:
Net loss	$(3,912)	$(3,494)

Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and amortization	52	44
Stock-based compensation	171	34
Restricted stock compensation issued to officer	78	78
Loss (Gain) from change in value of warrants	1,726	(510)
Gain from change in value of embedded conversion feature liabilities	-	(1,678)
Debt discount amortization	21	4,034
Non -cash interest expense	-	140

Changes in operating assets and liabilities:
Trade accounts receivable	109	(59)
Prepaid expenses and other current assets	152	(179)
Accounts payable and accrued expenses	(150)	(35)
Deferred revenue	-	5
Net cash used in operating activities	(1,753)	(1,620)

Investing Activities:
Purchases of property and equipment	-	(36)
Investment in patents and trademarks	(1)	-
Net cash used in investing activities	(1)	(36)

Financing Activities:
Proceeds from exercise of stock options	146	-
Proceeds from stock issuance	6,500	-
Net cash provided by financing activities	6,646	-

Net increase (decrease) in cash	4,892	(1,656)

Cash at beginning of period	2,062	7,162
Cash at end of period	$6,954	$5,506

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Pre-installment payment of convertible debt and interest through common stock issuance	-	3,120

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2014.

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
For the Three Months Ended March 31, 2014 and 2013

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

The Company has one Level 2 financial instrument, that being liability classified warrants that are recorded at fair value on a periodic basis. Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option pricing model. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815 (see note 8).

The Company had one Level 3 financial instrument during the three-months ended March 31, 2013, that being an embedded conversion feature that was accounted for as a derivative and recorded at fair value on a periodic basis. The embedded derivative was evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such embedded derivative was estimated using the Monte Carlo simulation model. The foregoing embedded derivative had certain anti-dilution and exercise price reset provisions which qualified the embedded derivative to be classified as a liability under FASB ASC 815. Upon the final settlement of the senior convertible notes issued in the July 2012 Private Placement (as defined below), this liability was extinguished as the underlying conversion option had been executed. As such, the fair value of the liability was reduced to zero upon conversion during the third quarter of 2013 (see note 7).

As of March 31, 2014, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	6,647	-	6,647	-

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

Presentation of Items Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standards update which requires disclosure related to items reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires entities to present separately, for each component of other comprehensive income (“OCI”), current period reclassifications and the remainder of the current-period OCI. In addition, for certain current period reclassifications, an entity is required to disclose the effect of the item reclassified out of AOCI on the respective line item of net income. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an accounting standards update which will require that an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward under certain circumstances. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

2013 Stock Purchase Agreement

On November 8, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC, and Iroquois Master Fund Ltd. (each, a “2013 Investor” and collectively, the “2013 Investors”). The 2013 Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, each of the 2013 Investors has committed to purchase such 2013 Selling Investor’s pro rata portion of up to $20,000 (the “Total Commitment”) worth of the Company’s common stock, $0.001 par value (the “Shares”), over the 36-month term of the 2013 Purchase Agreement. In consideration for the execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, the Company issued 2,666,667 shares of common stock (“the Commitment Shares”) to the 2013 Investors.

From time to time over the term of the 2013 Purchase Agreement, the Company may, at its sole discretion, provide each of the 2013 Investors with draw down notices (each a “Draw Down Notice”) to purchase a specified dollar amount of Shares (the “Draw Down Amount”) over a five (5) consecutive trading day period commencing on the trading day specified in the applicable Draw Down Notice (the “Pricing Period”) with each draw down subject to the limitations discussed below. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice cannot exceed a dollar amount equal to the lesser of (i) 300% of the average trading volume of the Company’s common stock during the ten (10) trading days immediately preceding the date the applicable Draw Down Notice is delivered (the “Applicable Draw Down Exercise Date”) multiplied by the lower of (A) the closing trade price of the Company’s common stock on the trading day immediately preceding the Applicable Draw Down Exercise Date and (B) the average of the closing trade prices of our common stock for the three (3) trading days immediately preceding the Applicable Draw Down Exercise Date (such lower price, the “Reference Price”), and (ii) a specified dollar amount set forth in the 2013 Purchase Agreement based on the Reference Price as of the Applicable Draw Down Exercise Date.

Once presented with a Draw Down Notice, each of the 2013 Investors is required to purchase such 2013 Investor’s pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for the Company’s common stock (the “VWAP”) equals or exceeds an applicable floor price equal to the product of (i) 0.775 and (ii) the Reference Price, subject to adjustment (the “Floor Price”), provided that in no event shall the Floor Price be less than $0.03875. If the VWAP falls below the applicable Floor Price on any trading day during the applicable Pricing Period, the 2013 Purchase Agreement provides that the 2013 Investors will not be required to purchase their pro rata portions of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the Shares subject to a Draw Down Notice shall be equal to 90% of the lowest daily VWAP that equals or exceeds the applicable Floor Price during the applicable Pricing Period. Each purchase pursuant to a draw down shall reduce, on a dollar-for-dollar basis, the Total Commitment under the 2013 Purchase Agreement.

The Company is prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeds the Maximum Draw Down Amount, (ii) the sale of Shares pursuant to such Draw Down Notice would cause the Company to issue or sell or the 2013 Investors to acquire or purchase an aggregate dollar value of Shares that would exceed the Total Commitment, (iii) the sale of Shares pursuant to the Draw Down Notice would cause the Company to sell or the 2013 Investors to purchase an aggregate number of shares of the Company’s common stock which would result in the collective beneficial ownership by the 2013 Investors of more than 9.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder), or (iv) the applicable Floor Price would be less than $0.03875 on the Applicable Draw Down Exercise Date. The Company cannot make more than one draw down in any Pricing Period and must allow two (2) trading days to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

On February 11, 2014 an initial registration statement, covering 96,555,893 shares issued and issuable pursuant to the 2013 Purchase Agreement, was declared effective by the SEC.

As of March 31, 2014, the Company has received an aggregate of $6,500 under the 2013 Purchase Agreement through the issuance of 28,606,294 shares of its common stock at a weighted average price of $0.23 per share (see note 15).

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which the Company issued $12,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of the Company’s common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. Each monthly installment payment was payable in cash, shares of the Company’s common stock, or a combination thereof. If paid in shares, such shares were valued at the lower of (i) the then applicable conversion price or (ii) a price that was 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which the Company elected to pay in shares, whichever was lower. As of July 17, 2013, the Company had issued 163,641,547 shares of common stock in full satisfaction of the notes (see note 7).

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share (subsequently reduced to $0.37 per share under the anti-dilution provision of the warrants, see note 8), and such warrants first became exercisable on January 2, 2013 which was six months after the issuance date thereof. In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price will be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 8).

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

Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 18,562,825 shares under the anti-dilution provision of the warrants, see note 8) at an original exercise price of $0.22 per share (subsequently reduced to $0.18 per share under the anti-dilution provision of the warrants, see note 8) which expire on June 1, 2017 and (iii) a secured convertible promissory note (the “Promissory Note”) in the aggregate principal amount of up to $2,000 which was convertible into shares of common stock at a conversion rate of $0.22 per share. The Promissory Note was issued pursuant to a $2,000 loan facility made available by Visser, but no borrowings were made by the Company under this loan facility, and the deadline for making borrowings under the facility expired on November 15, 2012. All of the shares of common stock issuable upon exercise of the warrants are subject to a lock-up period through December 31, 2016.

The warrants under the Visser MTA Agreement contain certain anti-dilution and exercise price reset provisions which results in liability accounting under FASB ASC 815 (see note 8).

In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with the Visser MTA Agreement (see note 13).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

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

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute all intellectual property that it developed through February 2012. Subsequently, this obligation was extended to apply to all intellectual property developed through February 2014. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Other License Transactions

On January 31, 2012, the Company entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. Since that time, the Company and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, the companies entered into an Exclusive License Agreement for a 10 year term whereby Engel was granted an exclusive license to manufacture and sell injection molding machines to the Company’s licensees in exchange for certain royalties to be paid by Engel to the Company based on a percentage of the net sales price of such injection molding machines.

On November 16, 2011, the Company entered into a Development Agreement with Materion Brush Inc. (“Materion”) to evaluate, analyze and develop amorphous alloy feedstock to be supplied in commercial quantities.  Further, on June 17, 2012, the Company entered into a Sales Representation Agreement with Materion whereby Materion will promote the sale of the Company’s products for certain commissions.  This agreement is for a two year initial term with annual, automatic renewals. To date, there have been no commission payments related to this agreement.

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf. Liquidmetal Technologies owns 79% of the outstanding common stock of Liquidmetal Golf.

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

4. Liquidity and Capital Resources

The Company’s cash used in operations was $1,753 for the three months ended March 31, 2014, cash used in investing activities was $1 for the three months ended March 31, 2014, and cash provided by financing activities was $6,646 for the three months ended March 31, 2014. As of March 31, 2014, the Company’s cash balance was $6,954.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

On November 8, 2013, the Company entered into the 2013 Purchase Agreement that will allow it to raise up to $20,000 through periodic issuances of common stock over a three year period. As of March 31, 2014, the Company had received an aggregate of $6,500 under the 2013 Purchase Agreement through the issuance of 28,606,294 shares of its common stock (see note 15).

The Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations through the middle of 2015. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, Visser’s ability to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors, combined with additional liquidity requirements associated with the expenses incurred in connection with the Visser arbitration proceedings, will likely require that the Company make draw-downs under the 2013 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support its operations beyond the middle part of 2015. There is no assurance that the Company will be able to continue to make draw-downs under the 2013 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to continue to make draw-downs under the 2013 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $260 and $412 as of March 31, 2014 and December 31, 2013, respectively and primarily consisted of prepaid invoices and insurance premiums that will be reclassified to expense as shipments are made to customers or services are provided.

6. Patents and Trademarks, net

Net patents and trademarks totaled $738 and $764 as of March 31, 2014 and December 31, 2013, respectively, and it primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $27 and $33 for the three month periods ended March 31, 2014 and 2013, respectively.

7. Convertible Note and Embedded Conversion Feature Liability

On July 2, 2012, the Company entered into the July 2012 Private Placement pursuant to which it issued $12,000 in principal amount of Senior Convertible Notes (“Senior Convertible Notes”) that were due on September 1, 2013 (see note 3). Pursuant to ASC 815-40, due to the anti-dilution provision of the notes, the conversion feature of the notes is not indexed to the Company’s own stock and should be bifurcated and recognized as a derivative liability in the consolidated balance sheets and measured at fair value. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

Upon final settlement, the Company had issued 163,641,547 shares of common stock, at a weighted average conversion price of $0.0774, for the twelve installment payments due under the notes, consisting of $12,000 principal and $680 of interest.

Interest expense on the Senior Convertible Notes was $0 and $140 for the three month periods ended March 31, 2014 and 2013, respectively.

8. Warrant Liability

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations due to the price-based anti-dilution rights of the warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see note 3). These warrants had an original exercise price of $0.22 per share, expire on June 1, 2017 and were originally valued at $4,260. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of paying down the Senior Convertible Notes with common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.18 as of March 31, 2014 and December 31, 2013. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 18,562,825 as of March 31, 2014 and December 31, 2013. As of March 31, 2014, these warrants were valued at $3,586 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 3.17 years, (ii) volatility of 112%, (iii) risk-free interest rate of 0.9%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three months ended March 31, 2014 was a loss of $1,027.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the Stock Purchase Agreement, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.37 as of March 31, 2014 As of March 31, 2014, these warrants were valued at $3,061 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 3.26 years, (ii) volatility of 111%, (iii) risk-free interest rate of 0.9%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three months ended March 31, 2014 was a loss of $699.

The following table summarizes the change in the Company’s warrant liability as of March 31, 2014:

	Visser MTA Agreement	July 2, 2012 Private Placement	Total

Beginning Balance - December 31, 2013	$2,559	$2,362	4,921
Change in value of warrant liability, loss	1,027	699	1,726
Ending Balance - March 31, 2014	$3,586	$3,061	$6,647

The Company had warrants to purchase 67,092,382 shares of common stock outstanding as of both March 31, 2014 and December 31, 2013. Of these, warrants to purchase 37,312,825 shares were valued and classified as a liability under FASB ASC 815.

9. Other Long-term Liabilities

Other long-term liabilities balance was $856 as of March 31, 2014 and December 31, 2013, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

10. Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of our common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that had been granted prior to its expiration. The Company had outstanding grants of options to purchase 2,165,000 and 2,607,000 shares of the Company’s common stock as of March 31, 2014 and December 31, 2013, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan, with the approval of the stockholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2014, the Company granted options to purchase 14,892,914 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 26,424,400 and 13,127,500 shares of the Company’s common stock as of March 31, 2014, and December 31, 2013, respectively.

11. Stockholders’ Deficit

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

During the year ended December 31, 2013, the holders of the Company’s Series A Preferred Stock converted all of the outstanding 506,936 shares of Series A Preferred Stock into 16,896,070 shares of the Company’s common stock (see “Preferred stock” below). After giving effect to such conversion, the Company has no shares of preferred stock outstanding.

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

In connection with the execution of the 2013 Purchase Agreement, the Company issued to each of the 2013 Investors a pro rata portion of 2,666,667 shares of the Company’s common stock. As of March 31, 2014, the Company had received an aggregate of $6,500 under the 2013 Purchase Agreement through the issuance of 28,606,294 share of its common stock (see notes 3 and 15).

Preferred stock

On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement, the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares of Series A-2 Preferred Stock with an original issue price of $5.00 per share as part of a financing transaction (The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are referred to collectively herein as the “Series A Preferred Stock”). In connection with this Series A Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation. These warrants expire on July 15, 2015.

In October 2009, the Company entered into an agreement with various investors to issue 180,000 shares of Series A-1 Preferred Stock with identical terms as the Series A-1 Preferred Stock issued on May 1, 2009. In connection with this issuance, the Company issued warrants to purchase up to 4,500,000 shares of common stock with an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation. These warrants also expire on July 15, 2015.

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

During the year ended December 31, 2012, the holders of the Company’s Series A Preferred Stock converted 792,215 shares of Series A Preferred Stock into 25,669,752 shares of the Company’s common stock. As of December 31, 2012, the Company had 506,936 shares of Series A Preferred Stock outstanding, consisting of 105,231 and 401,705 shares of Series A-1 and Series A-2 Preferred Stock, respectively. Accrued dividends on the Series A Preferred Stock as of December 31, 2012 were $222.

During the year ended December 31, 2013, all of the holders of the Company’s Series A Preferred Stock converted all of the outstanding shares of Series A Preferred Stock and accrued dividends into 16,896,070 shares of the Company’s common stock. Therefore, as of December 31, 2013, the Company no longer had any outstanding Series A Preferred Stock and the related $222 accrued dividends were reclassified to additional paid-in capital as of December 31, 2013.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of March 31, 2014 and December 31, 2013. Due to extension of the expiration date of these warrants they no longer contain anti-dilution provisions and are reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment. Warrants classified as equity were recorded at $18,179 as of March 31, 2014 and December 31, 2013. Such warrants have an exercise price ranging between $0.48 and $0.49 and expire on July 15, 2015.

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock of Liquidmetal Golf. As of March 31, 2014, non-controlling interest was a deficit of $45. The December 31, 2013 non-controlling interest was a deficit of $42.

12. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 28,589,500 shares of common stock, at prices ranging from $0.08 to $2.33 per share, were outstanding at March 31, 2014, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 67,092,382 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at March 31, 2014 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Options to purchase 16,149,500 shares of common stock, at prices ranging from $0.08 to $4.57 per share, were outstanding at March 31, 2013, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 65,390,973 shares of common stock, with prices ranging from $0.20 to $0.49 per share, outstanding at March 31, 2013 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its office and warehouse facility under a lease agreement that expires on April 30, 2016. Rent payments are subject to escalations through the end of the lease term. Rent expense was $50 and $50 for the three months ended March 31, 2014 and 2013, respectively.

Contingencies

In November 2013, Visser and the Company entered into arbitration proceedings with the Judicial Arbiter Group in Denver, Colorado. Both parties have filed claims alleging breaches of various obligations under the Visser MTA Agreement entered into on June 1, 2012.

In general, the Company has filed claims for damages against Visser for fraudulently inducing the Company into entering into the Visser MTA Agreement and for the harm inflicted on the Company as a result of Visser’s failure to perform under the manufacturing component of the Visser MTA Agreement. In addition, the Company is seeking reformation and/or termination of parts of the Visser MTA Agreement in order to free the Company from the exclusive manufacturing arrangement with Visser and to allow the Company to seek other manufacturing partners. Visser has also filed claims for damages against the Company alleging several violations of the Visser MTA Agreement including fraudulent contract inducement and securities fraud through alleged misrepresentations regarding the Company’s future capitalization, breach of several components of the Visser MTA Agreement through alleged inappropriate sharing of intellectual property with other business partners, as well as the lack of a qualified sales force in marketing of the Company’s technology and related production efforts of Visser. Visser also requests equitable relief in the form of orders increasing its stock ownership and requiring the Company to honor its asserted rights of first refusal with respect to Liquidmetal technology. The Company cannot predict the outcome of these matters or estimate the impact on its results of operations, financial position or cash flows. As a result, the Company has not recorded a liability for these matters. If the Company is unable to reach a settlement agreement with Visser, the arbitration hearing is expected to commence on August 18, 2014, and will last up to ten days.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

14. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $4 and $0 in royalty revenues from IMG during the three months ended March 31, 2014, and March 31, 2013, respectively.

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

Mr. Thomas Steipp, the Company’s Chief Executive Officer, sold an aggregate of 400,000 shares of the common stock of the Company on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of Company restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and the Company. On March 27, 2014, Mr Steipp adopted a new 10b5-1 trading plan that will allow for future sales of 500,000 shares of common stock of the Company on both August 4, 2014 and August 4, 2015.

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

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during the three- months ended March 31, 2014 or 2013.

On February 27, 2013, Mr. Chitayat converted his 28,928 shares of Series A-1 Preferred Stock and 109,528 shares of Series A-2 Preferred Stock into a total of 4,626,840 shares of the Company’s common stock, including dividends received in the form of common stock.

On June 1, 2012, the Company entered into the Visser MTA Agreement relating to a strategic transaction for manufacturing services and financing (see note 3). In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As of March 31, 2014 and December 31, 2013, Visser was a greater-than-5% beneficial owner of the Company.

15. Subsequent Event

During April and May 2014, the Company settled additional draw-downs under the Stock Purchase Agreement that resulted in the issuance of 28,529,757 shares of the Company’s common stock for aggregate proceeds of $5,000. The weighted average price for the resulting stock issuances was $0.18 per share.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. All amounts described in this section are in thousands, except share and per share data.

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, and Form 8-K and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Under the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, and (ii) warrants to purchase 15,000,000 shares of common stock (subsequently increased to 18,562,825 shares under the anti-dilution provisions of the warrants) at an original exercise price of $0.22 per share (subsequently reduced to $0.18 per share under the anti-dilution provisions of the warrants), which expire on June 1, 2017. All of the shares of common stock issuable upon exercise of the warrants are subject to a lockup period through December 31, 2016.

In November 2013, we entered into arbitration proceedings with Visser to resolve disputes associated with the Visser MTA Agreement (see note 13 in the accompanying footnotes to the financial statements).

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

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees. Since that time, we and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel. On December 6, 2013, the companies entered into an Exclusive License Agreement for a 10 year term whereby Engel was granted an exclusive license to manufacture and sell injection molding machines to our licensees in exchange for certain royalties to be paid by Engel to us based on a percentage of the net sales price of such injection molding machines.

On November 16, 2011, we entered into a Development Agreement with Materion Brush Inc. (“Materion”) to evaluate, analyze and develop amorphous alloy feedstock to be supplied in commercial quantities. Further, on June 17, 2012, we entered into a Sales Representation Agreement with Materion whereby Materion will promote the sale of our products for certain commissions. This agreement is for a two year initial term with annual, automatic renewals. To date, there have been no commission payments related to this agreement.

Our Liquidmetal Golf subsidiary has the exclusive right and license to utilize our Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf. We own 79% of the outstanding common stock of Liquidmetal Golf.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Revenue recognition
•	Impairment of long-lived assets and definite-lived intangibles
•	Deferred tax assets
•	Valuation of liability classified warrants
•	Debt discount
•	Share based compensation

Our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

	For the three months ended March 31,
	2014		2013
	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$156		$117
Licensing and royalties	4		5
Total revenue	160		122

Cost of sales	140	90%	82	70%

Gross margin	20	13%	40	34%

Selling, marketing general and administrative	1,851	1187%	1,314	1123%
Research and development	334	214%	236	202%

Operating loss	(2,165)		(1,510)

Change in value of warrants, gain (loss)	(1,726)		510
Change in value of embedded conversion feature liabilities, gain	-		1,678
Debt discount amortization expense	(21)		(4,034)
Interest expense	-		(141)
Interest income	-		3
Net loss	(3,912)		(3,494)

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

Revenue. Total revenue increased to $160 for the three months ended March 31, 2014 from $122 for the three months ended March 31, 2013. The increase for the period was primarily attributable to an increase in research and development services under existing purchase orders.

Cost of sales. Cost of sales was $140, or 90% of products revenue, for the three months ended March 31, 2014, an increase from $82, or 70% of products revenue, for the three months ended March 31, 2013. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to products revenue, than would otherwise be incurred by contract manufacturers. Therefore, our cost of sales as a percentage of products revenue may not be representative of our future cost percentages. When and if we begin increasing our products revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our cost of sales percentages to stabilize and be more predictable.

Gross margin. Our gross margin decreased to $20 from $40 for the three month periods ended March 31, 2014 and 2013, respectively. Our gross margin, as a percentage of products revenue, decreased to 13% from 34% for the three month periods ended March 31, 2014 and 2013, respectively. As discussed above under “Cost of sales”, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to revenue, than would otherwise be incurred by contract manufacturers. As such, our gross margin percentages may fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When and if we begin increasing our revenues with shipments of routine, commercial parts through our third party contract manufacturer, we expect our gross margin percentages to stabilize and be more predictable.

Selling, Marketing, General, and Administrative. Selling, marketing, general and administrative expenses were $1,851 for the three months ended March 31, 2014, compared to $1,314 for the three months ended March 31, 2013. The increase in expense for the three month period ended March 31, 2014 is due to additional legal costs incurred in conjunction with arbitration proceeding with Visser, increases in stock based compensation related to 2014 stock option grants, and additional payroll expenses associated with the hiring of our Vice President of Worldwide Sales and Support.

Research and Development. Research and development expenses increased to $334 for the three months ended March 31, 2014, from $236 for the three months ended March 31, 2013. The increase from the prior year was mainly due to additional company research during 2014. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,165 for the three month period ended March 31, 2014. This compares to $1,510 for the three month period ended March 31, 2013. The increase in our operating loss is primarily attributable to the increase in operating expenses, as discussed above.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time where we can either (i) increase our revenues with shipments of routine, commercial parts through our third party contract manufacturer or (ii) obtain significant licensing revenues, we expect to have operating losses for the foreseeable future.

Non-operational expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in Value of Warrants. The change in value of warrants was a non-cash loss of $1,726 for the three months ended March 31, 2014. This compares to a non-cash gain of $510 for the three months ended March 31, 2013. These gains and losses result from periodic valuation adjustments related to fluctuations in our stock price for warrants issued in connection with the Visser MTA Agreement and our Senior Convertible Notes issued in our private placement that closed in July 2012, as further described in note 3 to the accompanying financial statements (the “July 2012 Private Placement”). Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in Value of Embedded Conversion Feature Liability. Change in value of embedded conversion feature liability was a non-cash gain of $1,678 for the three months ended March 31, 2013. As part of the final conversion on July 17, 2013 of the senior convertible notes issued in the July 2012 Private Placement, the associated embedded conversion liability was reduced to zero due to exercise of the conversion option and was included in the calculation of the resulting gain on extinguishment of the senior convertible notes (see note 7 in the accompanying footnotes to the financial statements). As a result, there was no activity for this transaction during the three months ended March 31, 2014.

Debt Discount Amortization. Debt discount amortization expense was $21 and $4,034 of non-cash expense for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, debt discount amortization primarily related to the periodic amortization of issuance costs associated with the 2013 Purchase Agreement. Expense recorded for the three-months ended March 31, 2013 relates to the amortization of the original issue discount and deferred financing costs associated with the 2012 Private Placement, as well as imputed interest related to discounted stock issuances in settlement of installment payments of senior secured notes.

Interest Expense. Interest expense for the three months ended March 31, 2013 was $141, and consisted of the 8% interest related to the senior convertible notes issued as part of the July 2012 Private Placement. Following the full satisfaction of obligations under the senior convertible notes during July 2013, no such expense was recorded during the three months ended March 31, 2014.

Interest Income. Interest income relates to interest earned from our cash deposit for the respective periods. Such amounts were $0 and $3 for the three month periods ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our cash used in operations was $1,753 for the three months ended March 31, 2014, cash used in investing activities was $1 for the three months ended March 31, 2014, and cash provided by financing activities was $6,646 for the three months ended March 31, 2014. As of March 31, 2014, our cash balance was $6,954.

On November 8, 2013, we entered into the 2013 Purchase Agreement that will allow us to raise up to $20,000 through periodic issuances of common stock over a three year period. As of March 31, 2014, the Company had received an aggregate of $6,500 under the 2013 Purchase Agreement through the issuance of 28,606,294 shares of its common stock (see notes 3 and 15 in the accompanying footnotes to the financial statements).

We anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations through the middle of 2015. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, Visser’s ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors, combined with additional liquidity requirements associated with expenses incurred in connection with the Visser arbitration proceedings, will likely require that we make draw-downs under the 2013 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support our operations beyond the middle part of 2015. There is no assurance that we will be able to continue to make draw-downs under the 2013 Purchase Agreement or to raise additional funds by other means on acceptable terms, if at all. If we were to continue to make draw-downs under the 2013 Stock Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies Inc. since the filing 2013 Annual Report, except as follows:

In November 2013, Visser and we entered into arbitration proceedings with the Judicial Arbiter Group in Denver, Colorado. Both parties have filed claims alleging breaches of various obligations under the Visser MTA Agreement entered into on June 1, 2012.

In general, we have filed claims for damages against Visser for fraudulently inducing us into entering into the Visser MTA Agreement and the harm inflicted on us as a result of Visser’s failure to perform under the manufacturing component of the Visser MTA Agreement. In addition, we are seeking reformation and/or termination of parts of the Visser MTA Agreement in order to free us from the exclusive manufacturing arrangement with Visser and to allow us to seek other manufacturing partners. Visser has also filed claims for damages against us alleging several violations of the Visser MTA Agreement including fraudulent contract inducement and securities fraud through alleged misrepresentations regarding our future capitalization, breach of several components of the Visser MTA Agreement through alleged inappropriate sharing of intellectual property with other business partners, as well as the lack of a qualified sales force in marketing our technology and related production efforts of Visser. Visser also requests equitable relief in the form of orders increasing its stock ownership and requiring us to honor its asserted rights of first refusal with respect to our technology.

If we are unable to reach a settlement agreement with Visser, the arbitration hearing is expected to commence on August 18, 2014, and will last up to ten days.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2013 Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 8, 2014	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)