Form 10-Q
period 2014-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2014-08-12
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes   ☐    No  ☒

The number of common shares outstanding as of August 8, 2014 was 463,962,819.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Risk Factors,” as well as the following risks and uncertainties:

●	Our ability to fund our operations in the long-term through financing transactions on terms acceptable to us, or at all;
●	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
●	Our limited history of developing and selling products made from our bulk amorphous alloys;
●	Our limited history in licensing our technology to third parties;
●	Lengthy customer adoption cycles and unpredictable customer adoption practices;
●	Our ability to identify, develop, and commercialize new product applications for our technology;
●	Competition from current suppliers of incumbent materials or producers of competing products;
●	Our ability to identify, consummate, and/or integrate strategic partnerships;
●	The potential for manufacturing problems or delays; and
●	Potential difficulties associated with protecting or expanding our intellectual property position.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TABLE OF CONTENTS

PART I - Financial Information

Item 1 – Financial Statements	4
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

Signatures

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$13,894	$2,062
Trade accounts receivable, net of allowance for doubtful accounts	68	215
Prepaid expenses and other current assets	234	412
Total current assets	$14,196	$2,689
Property and equipment, net	756	249
Patents and trademarks, net	712	764
Other assets	349	401
Total assets	$16,013	$4,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	107	361
Accrued liabilities	696	710
Convertible notes, net of debt discount	-	-
Embedded conversion feature liabilities on convertible notes	-	-
Total current liabilities	$803	$1,071

Long-term liabilities:
Warrant liabilities	6,792	4,921
Other long-term liabilities	856	856
Total liabilities	$8,451	$6,848

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013.	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized at June 30, 2014 and December 31, 2013; 462,754,819 and 375,707,190 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	463	376
Warrants	18,179	18,179
Additional paid-in capital	199,473	182,832
Accumulated deficit	(210,503)	(204,090)
Non-controlling interest in subsidiary	(50)	(42)
Total stockholders' equity (deficit)	7,562	(2,745)
Total liabilities and stockholders' equity (deficit)	$16,013	$4,103

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenue
Products	$121	$150	$277	$265
Licensing and royalties	32	-	36	7
Total revenue	153	150	313	272

Cost of sales	75	111	215	193

Gross profit	78	39	98	79

Operating expenses
Selling, marketing, general and administrative	2,021	1,209	3,872	2,523
Research and development	392	224	726	460
Total operating expenses	2,413	1,433	4,598	2,983
Operating loss	(2,335)	(1,394)	(4,500)	(2,904)

Change in value of warrants, gain (loss)	(145)	286	(1,871)	796
Change in value of embedded conversion feature liabilities, gain	-	1,378	-	3,056
Debt discount amortization expense	(31)	(2,108)	(52)	(6,143)
Interest expense	-	(80)	-	(221)
Interest income	2	1	2	4

Net loss	(2,509)	(1,917)	(6,421)	(5,412)

Net loss attributable to non-controlling interest	5	8	8	8
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(2,504)	$(1,909)	$(6,413)	$(5,404)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Number of weighted average shares - basic and diluted	449,401,890	335,472,213	418,501,883	309,073,707

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Six Months Ended June 30, 2014

(in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non Controlling Interest	Total

Balance, December 31, 2013	-	375,707,190	$376	$18,179	$182,832	$(204,090)	$(42)	$(2,745)

Common stock issuance		85,355,615	85		15,915			16,000
Stock option exercises		1,692,014	2		144			146
Stock-based compensation					426			426
Restricted stock issued to officer					156			156
Net loss						(6,413)	(8)	(6,421)

Balance, June 30, 2014	-	462,754,819	$463	$18,179	$199,473	$(210,503)	$(50)	$7,562

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2014	2013

Operating activities:
Net loss	$(6,421)	$(5,412)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	106
(Gain) loss on sale of fixed asset	(5)	-
Bad debt expense	-	14
Stock-based compensation	426	84
Restricted stock compensation issued to officer	156	156
Loss (Gain) from change in value of warrants	1,871	(796)
Gain from change in value of embedded conversion feature liabilities	-	(3,056)
Debt discount amortization	52	6,143
Non-cash interest expense	-	221

Changes in operating assets and liabilities:
Trade accounts receivable	147	(91)
Prepaid expenses and other current assets	178	(294)
Accounts payable and accrued expenses	(268)	142
Net cash used in operating activities	(3,760)	(2,783)

Investing Activities:
Purchases of property and equipment	(558)	(165)
Proceeds from sale of fixed assets	5	-
Investment in patents and trademarks	(1)	(6)
Net cash used in investing activities	(554)	(171)

Financing Activities:
Proceeds from exercise of stock options	146	-
Proceeds from stock issuance	16,000	-
Net cash provided by financing activities	16,146	-

Net increase (decrease) in cash	11,832	(2,954)

Cash at beginning of period	2,062	7,162
Cash at end of period	$13,894	$4,208

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Pre-installment payment of convertible debt and interest through common stock issuance	-	6,180
Dividends paid in common stock upon preferred stock conversion	-	222

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and 2013

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the six months ended June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2014.

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
For the Six Months Ended June 30, 2014 and 2013

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

The Company had one Level 3 financial instrument during the six months ended June 30, 2013, that being an embedded conversion feature that was accounted for as a derivative and recorded at fair value on a periodic basis. The embedded derivative was evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such embedded derivative was estimated using the Monte Carlo simulation model. The foregoing embedded derivative had certain anti-dilution and exercise price reset provisions which qualified the embedded derivative to be classified as a liability under FASB ASC 815. Upon the final settlement of the senior convertible notes issued in the July 2012 Private Placement (as defined below), this liability was extinguished as the underlying conversion option had been executed. As such, the fair value of the liability was reduced to zero upon conversion during the third quarter of 2013 (see note 7).

As of June 30, 2014, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	6,792	-	6,792	-

Recent Accounting Pronouncements

Offsetting Assets and Liabilities

In December 2011 and January 2013, the FASB issued accounting standards updates modifying the disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the consolidated balance sheet under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and narrative descriptions of setoff rights. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

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
For the Six Months Ended June 30, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

Joint and Several Liabilities

In February 2013, the FASB issued an accounting standards update which modifies the requirements for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires companies to measure these obligations as the sum of the amount the company has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective beginning January 1, 2017 and is required to be applied retrospectively to all revenue arrangements. The Company is currently assessing the effects this guidance may have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

2013 Stock Purchase Agreement

On November 8, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC, and Iroquois Master Fund Ltd. (each, a “2013 Investor” and collectively, the “2013 Investors”). The 2013 Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, each of the 2013 Investors has committed to purchase such 2013 Investor’s pro rata portion of up to $20,000 (the “Total Commitment”) worth of the Company’s common stock, $0.001 par value (the “Shares”), over the 36-month term of the 2013 Purchase Agreement. In consideration for the execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, the Company issued 2,666,667 shares of common stock (“the Commitment Shares”) to the 2013 Investors.

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
For the Six Months Ended June 30, 2014 and 2013

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

On February 11, 2014, an initial registration statement covering 96,555,893 shares issued and issuable pursuant to the 2013 Purchase Agreement was declared effective by the SEC.

As of June 30, 2014, the Company has received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share.

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

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share (reduced to $0.35 per share under the anti-dilution provision of the warrants, see note 8), and such warrants first became exercisable on January 2, 2013 which was six months after the issuance date thereof. In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price will be reset to equal the lesser of (i) the then current exercise price or (ii) 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 8).

June 2012 Visser MTA Agreement

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA Agreement”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

Under the manufacturing and service component of the Visser MTA Agreement, the Company had agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Under the financing component of the Visser MTA Agreement, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which were to expire on June 1, 2017 and (iii) a secured convertible promissory note in the aggregate principal amount of up to $2,000. No borrowings were made by the Company under the promissory note, and the deadline for making borrowings under the facility expired on November 15, 2012.

In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with the Visser MTA Agreement.

On May 20, 2014, the Company and Visser agreed to terminate the existing arbitration proceedings, release each other from all claims they may have had against each other and substantially change the business relationship that had been reflected in the original Visser MTA Agreement. As part of the settlement, the parties have amended and restated the sublicense and financing components of the Visser MTA Agreement. Additionally, the manufacturing services component and remaining considerations of the Visser MTA Agreement were terminated.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

Under the amended and restated sublicense agreement, the Company has granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014 (the “Effective Date”), for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date of the agreement. The license to the Company’s intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

With the foregoing revised arrangements, the Company is no longer required to use Visser as its exclusive manufacturer and is free to license other manufacturers on a non-exclusive basis in any industry or geographic market as to which the Company has not previously granted an exclusive license to a third party. Any such manufacturers licensed by the Company in the future will be able both to manufacture parts for the Company and the Company’s customers, and manufacture and sell products for their own account for such industries or markets as the Company may agree, subject to whatever royalty arrangements the Company may negotiate. The Company has not yet licensed any manufacturers other than Visser. Visser will also have the right to manufacture and sell products under the amended and restated sublicense agreement.

The amended and restated financing aspect amends and restates two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if the Company issued shares of its common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased to 18,706,235 shares under the anti-dilution provisions of the warrants, see note 8) at an exercise price of $0.18 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants.

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

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute, to CIP, all intellectual property that it developed through February 2012. Subsequently, this obligation has been extended to apply to all intellectual property developed through February 2015. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

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

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf. The Company owns 79% of the outstanding common stock of Liquidmetal Golf.

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
For the Six Months Ended June 30, 2014 and 2013

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

4. Liquidity and Capital Resources

For the six months ended June 30, 2014, the Company’s cash used in operations was $3,760, cash used in investing activities was $554, and cash provided by financing activities was $16,146. As of June 30, 2014, the Company’s cash balance was $13,894.

On November 8, 2013, the Company entered into the 2013 Purchase Agreement that will allow it to raise up to $20,000 through periodic issuances of common stock over a three year period. As of June 30, 2014, the Company had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share.

The Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations through the end of 2015. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that the Company continue to make draw-downs under the 2013 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support its operations beyond the end of 2015. There is no assurance that the Company will be able to continue to make draw-downs under the 2013 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to continue to make draw-downs under the 2013 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $234 and $412 as of June 30, 2014 and December 31, 2013, respectively and primarily consisted of prepaid invoices and insurance premiums that will be reclassified to expense as shipments are made to customers or services are provided.

6. Patents and Trademarks, net

Net patents and trademarks totaled $712 and $764 as of June 30, 2014 and December 31, 2013, respectively, and it primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $53 and $65 for the six month periods ended June 30, 2014 and 2013, respectively.

7. Convertible Note and Embedded Conversion Feature Liability

On July 2, 2012, the Company entered into the July 2012 Private Placement pursuant to which it issued $12,000 in principal amount of Senior Convertible Notes (“Senior Convertible Notes”) that were due on September 1, 2013 (see note 3). Pursuant to ASC 815-40, due to the anti-dilution provision of the Senior Convertible Notes, the conversion feature of the Senior Convertible Notes is not indexed to the Company’s owned stock and should be bifurcated and recognized as a derivative liability in the consolidated balance sheets and measured at fair value. The Senior Convertible Notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and 2013

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

Upon final settlement, the Company had issued 163,641,547 shares of common stock, at a weighted average conversion price of $0.0774, for the twelve installment payments due under the Senior Convertible Notes, consisting of $12,000 principal and $680 of interest.

Interest expense on the Senior Convertible Notes was $0 and $221 for the six month periods ended June 30, 2014 and 2013, respectively.

8. Warrant Liability

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations due to the price-based anti-dilution rights of the warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see note 3). These warrants had an original exercise price of $0.22 per share, expire on June 1, 2017 and were originally valued at $4,260. These warrants have certain anti-dilution provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of paying down the Senior Convertible Notes with common stock and stock issuances under the 2013 Purchase Agreement, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.18 as of June 30, 2014 and December 31, 2013. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provisions increased to 18,706,235 as of June 30, 2014 and 18,562,825 as of December 31, 2013. As of June 30, 2014, these warrants were valued at $3,640 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 2.92 years, (ii) volatility of 118%, (iii) risk-free interest rate of 0.88%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the six months ended June 30, 2014 was a loss of $1,081.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share, expire on July 2, 2017 and were originally valued at $5,053. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the 2013 Purchase Agreement, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.35 as of June 30, 2014. As of June 30, 2014, these warrants were valued at $3,152 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 3.01 years, (ii) volatility of 117%, (iii) risk-free interest rate of 0.88%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the six months ended June 30, 2014 was a loss of $790.

The following table summarizes the change in the Company’s warrant liability as of June 30, 2014:

	Visser MTA	July 2, 2012
	Agreement	Private Placement	Total

Beginning Balance - December 31, 2013	$2,559	$2,362	4,921
Change in value of warrant liability, loss	1,081	790	1,871
Ending Balance - June 30, 2014	$3,640	$3,152	$6,792

The Company had warrants to purchase 67,235,792 and 67,092,382 shares of common stock outstanding as of June 30, 2014 and December 31, 2013, respectively. Of these, warrants to purchase 37,456,235 shares were valued and classified as a liability under FASB ASC 815.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

9. Other Long-term Liabilities

Other long-term liabilities balance was $856 as of June 30, 2014 and December 31, 2013, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

10. Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of our common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that had been granted prior to its expiration. The Company had outstanding grants of options to purchase 2,135,000 and 2,607,000 shares of the Company’s common stock under the 2002 Plan as of June 30, 2014 and December 31, 2013, respectively.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan, with the approval of the stockholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2014, the Company granted options to purchase 14,892,914 shares of common stock under this plan. Under this plan, the Company had outstanding grants of options to purchase 26,410,400 and 13,127,500 shares of the Company’s common stock as of June 30, 2014 and December 31, 2013, respectively.

11. Stockholders’ Equity (Deficit)

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

In connection with the execution of the 2013 Purchase Agreement, the Company issued to each of the 2013 Investors a pro rata portion of 2,666,667 shares of the Company’s common stock. As of June 30, 2014, the Company had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 share of its common stock at a weighted average issuance price of $0.19 (see note 3).

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
For the Six Months Ended June 30, 2014 and 2013

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

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of June 30, 2014 and December 31, 2013. Due to extension of the expiration date of these warrants, they no longer contain anti-dilution provisions and are reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment. Warrants classified as equity were recorded at $18,179 as of June 30, 2014 and December 31, 2013. Such warrants have exercise prices ranging between $0.48 and $0.49 and expire on July 15, 2015.

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock of Liquidmetal Golf. As of June 30, 2014, non-controlling interest was a deficit of $50. The December 31, 2013 non-controlling interest was a deficit of $42.

12. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the applicable periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 28,545,400 shares of common stock, at prices ranging from $0.08 to $2.33 per share, were outstanding at June 30, 2014, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 67,235,792 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at June 30, 2014 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Options to purchase 15,997,500 shares of common stock, at prices ranging from $0.08 to $4.57 per share, were outstanding at June 30, 2013, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 66,510,012 shares of common stock, with prices ranging from $0.20 to $0.49 per share, outstanding at June 30, 2013 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its office and warehouse facility under a lease agreement that expires on April 30, 2016. Rent payments are subject to escalations through the end of the lease term. Rent expense was $50 and $100 for the three and six months ended June 30, 2014, respectively. Rent expense was $50 and $90 for the three and six months ended June 30, 2013, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and 2013

(numbers in thousands, except share and per share data)

(unaudited)

14. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $4 and $0 in royalty revenues from IMG during the six months ended June 30, 2014 and June 30, 2013, respectively.

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

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during the six months ended June 30, 2014 or 2013.

On February 27, 2013, Mr. Chitayat converted his 28,928 shares of Series A-1 Preferred Stock and 109,528 shares of Series A-2 Preferred Stock into a total of 4,626,840 shares of the Company’s common stock, including dividends received in the form of common stock.

On June 1, 2012, the Company entered into the Visser MTA Agreement relating to a strategic transaction for manufacturing services and financing. In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As part of the May 2014 settlement of these proceedings, the Company has granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014, for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date of the agreement. The license to the Company’s intellectual property does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement entered into in connection with the settlement (see note 3).

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

Under the manufacturing and service component of the Visser MTA Agreement, we agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Under the financing component of the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which were to expire on June 1, 2017 and (iii) a secured convertible promissory note in the aggregate principal amount of up to $2,000. No borrowings were made by us under the promissory note, and the deadline for making borrowings under the facility expired on November 15, 2012.

In November 2013, we entered into arbitration proceedings with Visser to resolve disputes associated with the Visser MTA Agreement.

On May 20, 2014, we and Visser agreed to terminate the existing arbitration proceedings, release each other from all claims we may have had against each other and substantially change the business relationship that had been reflected in the original Visser MTA Agreement. As part of the settlement, the parties have amended and restated the sublicense and financing components of the Visser MTA Agreement. Additionally, the manufacturing services component and remaining considerations of the Visser MTA Agreement were terminated.

Under the amended and restated sublicense agreement, we have granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of our intellectual property developed on or prior to May 20, 2014 (the “Effective Date”), for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to our intellectual property developed after the Effective Date of the agreement. The license to our intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of our other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

With the foregoing revised arrangements, we are no longer required to use Visser as its exclusive manufacturer and is free to license other manufacturers on a non-exclusive basis in any industry or geographic market as to which we have not previously granted an exclusive license to a third party. Any such manufacturers licensed by us in the future will be able both to manufacture parts for us and our customers, and manufacture and sell products for their own account for such industries or markets as we may agree, subject to whatever royalty arrangements we may negotiate. We have not yet licensed any manufacturers other than Visser. Visser will also have the right to manufacture and sell products under the amended and restated sublicense agreement.

The amended and restated financing aspect amends and restates two warrants we issued to VPC in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased to 18,706,235 shares under the anti-dilution provisions of the warrants, see note 8) at an exercise price of $0.18 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants.

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

Under the agreements relating to the license transaction with Apple, we were obligated to contribute to CIP all intellectual property that we developed through February 2012 (“Capture Period”). Subsequently, we have amended the Capture Period to extend through February 2015. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

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

Results of Operations

Comparison of the three and six months ended June 30, 2014 and 2013

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$121		$150		$277		$265
Licensing and royalties	32		-		36		7
Total revenue	153		150		313		272

Cost of sales	75	62%	111	74%	215	78%	193	73%

Gross margin	78	64%	39	26%	98	35%	79	30%

Selling, marketing general and administrative	2,021	1664%	1,209	806%	3,872	1395%	2,523	952%
Research and development	392	322%	224	149%	726	261%	460	174%

Operating loss	(2,335)		(1,394)		(4,500)		(2,904)

Change in value of warrants, gain (loss)	(145)		286		(1,871)		796
Change in value of embedded conversion feature liabilities, gain	-		1,378		-		3,056
Debt discount amortization expense	(31)		(2,108)		(52)		(6,143)
Interest expense	-		(80)		-		(221)
Interest income	2		1		2		4
Net loss	(2,509)		(1,917)		(6,421)		(5,412)

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

Revenue. Total revenue increased to $153 for the three months ended June 30, 2014 from $150 for the three months ended June 30, 2013. Total revenue also increased for the six months ended June 30, 2014 to $313 from $272 for the same period in 2013. The increase for the periods was primarily attributable to an increase in royalty revenues, primarily from Swatch.

Cost of sales. Cost of sales was $75, or 62% of products revenue, for the three months ended June 30, 2014, a decrease from $111, or 74% of products revenue, for the three months ended June 30, 2013. Cost of sales was $215, or 78% of products revenue, for the six months ended June 30, 2014, an increase from $193, or 73% of products revenue, for the six months ended June 30, 2013. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to products revenue, than would otherwise be incurred by contract manufacturers. Therefore, our cost of sales as a percentage of products revenue may not be representative of our future cost percentages. When and if we begin increasing our products revenues with shipments of routine, commercial parts through a third party contract manufacturer, we expect our cost of sales percentages to stabilize and be more predictable.

Gross margin. Our gross margin increased to $78 from $39 for the three month periods ended June 30, 2014 and 2013, respectively. Our gross margin, as a percentage of products revenue, increased to 64% from 26% for the three month periods ended June 30, 2014 and 2013, respectively. Our gross margin increased to $98 from $79 for the six month periods ended June 30, 2014 and 2013, respectively. Our gross margin, as a percentage of products revenue, increased to 35% from 30% for the six month periods ended June 30, 2014 and 2013, respectively. As discussed above under “Cost of sales”, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to revenue, than would otherwise be incurred by contract manufacturers. As such, our gross margin percentages may fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When and if we begin increasing our revenues with shipments of routine, commercial parts through a third party contract manufacturer, we expect our gross margin percentages to stabilize and be more predictable.

Selling, Marketing, General, and Administrative. Selling, marketing, general and administrative expenses were $2,021 and $3,872 for the three and six months ended June 30, 2014, respectively, compared to $1,209 and $2,523 for the three and six months ended June 30, 2013, respectively. The increase in expense for both the three and six month periods is due to additional legal costs incurred in conjunction with the arbitration proceeding and settlement discussions with Visser, increases in stock based compensation related to 2014 stock option grants, and additional payroll expenses associated with the hiring of our Vice President of Worldwide Sales and Support.

Research and Development. Research and development expenses increased to $392 and $726 for the three and six months ended June 30, 2014, respectively, from $224 and $460 for the three and six months ended June 30, 2013, respectively. The increase from the prior year was mainly due to additional company research projects during 2014. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, develop new manufacturing techniques, and contracts with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,335 and $4,500 for the three and six month periods ended June 30, 2014, respectively. This compares to $1,394 and $2,904 for the three and six month periods ended June 30, 2013, respectively. The change in our loss is primarily attributable to the increase in operating expenses, off-set by higher revenues, as discussed above.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time where we can either (i) increase our revenues with shipments of routine, commercial parts through a third party contract manufacturer or (ii) obtain significant licensing revenues, we expect to have operating losses for the foreseeable future.

Non-operational expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in Value of Warrants. The change in value of warrants was a non-cash loss of $145 and $1,871 for the three and six months ended June 30, 2014, respectively. The change in value of warrants was a non-cash gain of $286 and $796 for the three and six months ended June 30, 2013, respectively. These gains and losses result from periodic valuation adjustments related to fluctuations in our stock price for warrants issued in connection with the Visser MTA Agreement and our Senior Convertible Notes issued in our private placement that closed in July 2012, as further described in note 3 to the accompanying financial statements (the “July 2012 Private Placement”). Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in Value of Embedded Conversion Feature Liability. Change in value of embedded conversion feature liability was a non-cash gain of $1,378 and $3,056 for the three and six months ended June 30, 2013, respectively. As part of the final conversion on July 17, 2013 of the senior convertible notes issued in the July 2012 Private Placement, the associated embedded conversion liability was reduced to zero due to exercise of the conversion option and was included in the calculation of the resulting gain on extinguishment of the senior convertible notes (see note 7 in the accompanying footnotes to the financial statements). As a result, there was no activity for this transaction during the three and six months ended June 30, 2014.

Debt Discount Amortization. Debt discount amortization expense was $31 and $52 for the three and six month periods ended June 30, 2014, respectively. This compares to $2,108 and $6,143 for the three and six month periods ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, debt discount amortization primarily related to the periodic amortization of issuance costs associated with the 2013 Purchase Agreement. Expense recorded for the three and six months ended June, 2013 relates to the amortization of the original issue discount and deferred financing costs associated with the July 2012 Private Placement, as well as imputed interest related to discounted stock issuances in settlement of installment payments of senior secured notes.

Interest Expense. Interest expense for the three and six months ended June 30, 2013 was $80 and $221, respectively, and consisted of the 8% interest related to the senior convertible notes issued as part of the July 2012 Private Placement. Following the full satisfaction of obligations under the senior convertible notes during July 2013, no such expense was recorded during the three and six months ended June 30, 2014.

Interest Income. Interest income relates to interest earned from our cash deposit for the respective periods. Such amounts were $2 and $2 for the three and six month periods ended June 30, 2014, respectively. This compares to $1 and $4 for the three and six month periods ended June 30, 2013.

Liquidity and Capital Resources

For the six months ended June 30, 2014, our cash used in operations was $3,760, cash used in investing activities was $554, and cash provided by financing activities was $16,146. As of June 30, 2014, our cash balance was $13,894.

On November 8, 2013, we entered into the 2013 Purchase Agreement that will allow us to raise up to $20,000 through periodic issuances of common stock over a three year period. As of June 30, 2014, we had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of our common stock. (See note 3 in the accompanying footnotes to the financial statements.)

We anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations through the end of 2015. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that we continue to make draw-downs under the 2013 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support our operations beyond the end of 2015. There is no assurance that we will be able to continue to make draw-downs under the 2013 Purchase Agreement or to raise additional funds by other means on acceptable terms, if at all. If we were to continue to make draw-downs under the 2013 Stock Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies, Inc. since the filing of the 2013 Annual Report, except as follows:

In November 2013, we entered into arbitration proceedings with Visser with the Judicial Arbiter Group in Denver, Colorado. Both parties have filed claims alleging breaches of various obligations under the Visser MTA Agreement entered into on June 1, 2012.

On May 20, 2014, we and Visser agreed to terminate the existing arbitration proceedings, release each other from all claims we may have had against each other and substantially change the business relationship that had been reflected in the original Visser MTA Agreement. As part of the settlement, the parties have amended and restated the sublicense and financing components of the Visser MTA Agreement. Additionally, the manufacturing services component and remaining considerations of the Visser MTA Agreement were terminated. For additional information regarding the amended and restated agreement/ arrangements please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

10.1

Amendment Number Two to Master Transaction Agreement and Other Transaction Documents, dated May 19, 2014, between Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC.

10.2

Settlement Agreement and Mutual General Release, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 20, 2014).

10.3

Amended and Restated VPC Sublicense Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on May 20, 2014).

10.4

Amended and Restated Registration Rights Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 20, 2014).

10.5

Amended and Restated Mutual Nondisclosure Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on May 20, 2014).

10.6	Amended and Restated Common Stock Purchase Warrant, dated May 20, 2014, issued to Visser Precision Cast, LLC (incorporated by reference from Exhibit 10.5 to the Form 8-K filed on May 20, 2014).

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 12, 2014	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2014	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)