Form 10-K/A
period 2013-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2014-10-07
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Liquidmetal Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”). This Amendment is being filed solely to provide a signed copy of the report of the Company’s independent registered public accounting firm because such signature was inadvertently omitted from the report that was included in the Form 10-K.

In addition, in connection with the filing of this Amendment, the Company has included new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to 18 U.S.C. §1350. No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures contained in the original Form 10-K.

This amendment arose from the Commission’s review of the Form 10-K, and the Commission had no comments on such Form 10-K as a result of such review other than the need to include a signed version of the accounting firm report in the filing.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item can be found beginning on page 9 of this Annual Report on Form 10-K/A.

Item 15. Exhibits, Financial Statement Schedules

     (a)  The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page 9.

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

10.35	Registration Rights Agreement, dated November 8, 2013 among Liquidmetal Technologies, Inc., Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC and Iroquois Master Fund Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed November 12, 2013)

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registration Statement on S-1 filed July 18, 2012).

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of the original 10-K).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended. Certification pursuant to 18 U.S.C. Section 1350.

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

Liquidmetal Technologies, Inc.

By:	/s/ Tony Chung
Tony Chung Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Representative)

Date:	October 7, 2014

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

SingerLewak LLP

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