Form 10-Q
period 2014-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2014-11-12
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

The number of common shares outstanding as of November 7, 2014 was 464,482,819.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2014

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
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statement of Shareholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	24

Item 4 – Controls and Procedures	24

PART II – Other Information

Item 1 – Legal Proceedings	25

Item 1A – Risk Factors	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 – Defaults Upon Senior Securities	25

Item 4 – Mine Safety Disclosures	25

Item 5 – Other Information	25

Item 6 – Exhibits	26

Signatures	27

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$11,902	$2,062
Trade accounts receivable, net of allowance for doubtful accounts	63	215
Prepaid expenses and other current assets	421	412
Total current assets	$12,386	$2,689
Property and equipment, net	1,101	249
Patents and trademarks, net	695	764
Other assets	28	401
Total assets	$14,210	$4,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	275	361
Accrued liabilities	689	710
Deferred revenue	60	-
Convertible notes, net of debt discount	-	-
Embedded conversion feature liabilities on convertible notes	-	-
Total current liabilities	$1,024	$1,071

Long-term liabilities:
Warrant liabilities	4,981	4,921
Other long-term liabilities	856	856
Total liabilities	$6,861	$6,848

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013.	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized at September 30, 2014 and December 31, 2013; 464,482,819 and 375,707,190 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	464	376
Warrants	18,179	18,179
Additional paid-in capital	200,277	182,832
Accumulated deficit	(211,519)	(204,090)
Non-controlling interest in subsidiary	(52)	(42)

Total stockholders' equity (deficit)	7,349	(2,745)

Total liabilities and stockholders' equity (deficit)	$14,210	$4,103

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue
Products	$97	$456	$374	$721
Licensing and royalties	-	-	36	7
Total revenue	97	456	410	728

Cost of sales	85	396	300	589
Gross profit	12	60	110	139

Operating expenses
Selling, marketing, general and administrative	1,847	1,213	5,719	3,735
Research and development	498	368	1,224	829
Total operating expenses	2,345	1,581	6,943	4,564
Operating loss	(2,333)	(1,521)	(6,833)	(4,425)

Change in value of warrants, gain (loss)	1,595	(2,511)	(276)	(1,715)
Change in value of embedded conversion feature liabilities, gain (loss)	-	(2,435)	-	621
Debt discount amortization expense	(321)	(361)	(373)	(6,504)
Interest expense	-	(21)	-	(242)
Interest and other income	41	1	43	5
Gain on extinguishment of debt (Note 7)	-	91	-	91

Net loss	(1,018)	(6,757)	(7,439)	(12,169)

Net loss attributable to non-controlling interest	2	32	10	40
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(1,016)	$(6,725)	$(7,429)	$(12,129)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Number of weighted average shares - basic and diluted	464,269,486	372,840,523	433,757,751	330,329,312

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non Controlling Interest	Total

Balance, December 31, 2013	-	375,707,190	$376	$18,179	$182,832	$(204,090)	$(42)	$(2,745)

Common stock issuance		85,355,615	85		15,915			16,000
Stock option exercises		2,242,014	2		203			205
Warrant exercises		1,178,000	1		225			226
Stock-based compensation					652			652
Restricted stock issued to officer					234			234
Reclassification of warrant liability to equity upon exercise					216			216
Net loss						(7,429)	(10)	(7,439)

Balance, September 30, 2014	-	464,482,819	$464	$18,179	$200,277	$(211,519)	$(52)	$7,349

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating activities:
Net loss	$(7,439)	$(12,169)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	158
Gain on sale of fixed asset	(5)	-
Bad debt expense	-	11
Stock-based compensation	652	134
Restricted stock compensation issued to officer	234	234
Loss from change in value of warrants	276	1,715
Gain from change in value of embedded conversion feature liabilities	-	(621)
Gain on extinguishment of debt (Note 7)	-	(91)
Debt discount amortization	373	6,504
Non-cash interest expense	-	242

Changes in operating assets and liabilities:
Trade accounts receivable	152	(378)
Prepaid expenses and other current assets	(9)	(127)
Accounts payable and accrued liabilities	(113)	360
Deferred revenue	60	-
Net cash used in operating activities	(5,630)	(4,028)

Investing Activities:
Purchases of property and equipment	(957)	(172)
Proceeds from sale of fixed assets	5	-
Investment in patents and trademarks	(9)	(13)

Net cash used in investing activities	(961)	(185)

Financing Activities:
Proceeds from exercise of stock options	205	74
Proceeds from exercise of warrants	226	-
Proceeds from stock issuance	16,000	-
Net cash provided by financing activities	16,431	74

Net increase (decrease) in cash	9,840	(4,139)

Cash at beginning of period	2,062	7,162
Cash at end of period	$11,902	$3,023

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Pre-installment payment of convertible debt and interest through common stock issuance	-	7,187
Dividends paid in common stock upon preferred stock conversion	-	222

 The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the nine months ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2014.

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

For the Nine Months Ended September 30, 2014 and 2013

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

The Company had one Level 3 financial instrument during the nine months ended September 30, 2013, that being an embedded conversion feature that was accounted for as a derivative and recorded at fair value on a periodic basis. The embedded derivative was evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such embedded derivative was estimated using the Monte Carlo simulation model. The foregoing embedded derivative had certain anti-dilution and exercise price reset provisions which qualified the embedded derivative to be classified as a liability under FASB ASC 815. Upon the final settlement of the senior convertible notes issued in the July 2012 Private Placement (as defined below), this liability was extinguished as the underlying conversion option had been executed. As such, the fair value of the liability was reduced to zero upon conversion during the third quarter of 2013 (see note 7).

As of September 30, 2014, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	4,981	-	4,981	-

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

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

Ability to Continue as a Going Concern

In August 2014, the FASB issued an accounting standards update which requires an assessment of an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently addressed by U.S. auditing standards. This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

2014 Stock Purchase Agreement

On August 20, 2014, the Company entered into a common stock purchase agreement (“2014 Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000 worth of the Company’s common stock, $0.001 par value, over the 36 month term of the 2014 Purchase Agreement.

From time to time over the term of the 2014 Purchase Agreement, the Company may, at its sole discretion, provide Aspire Capital with a regular purchase notice (each a “Regular Purchase Notice”) directing Aspire Capital to purchase up to 1,000,000 shares, but not to exceed $400, of the Company’s common stock per trading day at a price per share equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a Regular Purchase Notice to Aspire Capital for the purchase of at least 500,000 shares at a price above $0.30, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

The Company may deliver multiple Regular Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the 2014 Purchase Agreement, so long as the most recent purchase has been completed. The 2014 Purchase Agreement provides that the Company and Aspire Capital shall not effect any sales under the 2014 Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.10 per share. There are no trading volume requirements or restrictions under the 2014 Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

(numbers in thousands, except share and  per share data)

(unaudited)

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. To date, there have been no transactions under this agreement.

2013 Stock Purchase Agreement

On November 8, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC, and Iroquois Master Fund Ltd. (each, a “2013 Investor” and collectively, the “2013 Investors”). The 2013 Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, each of the 2013 Investors had committed to purchase such 2013 Investor’s pro rata portion of up to $20,000 (the “Total Commitment”) worth of the Company’s common stock, $0.001 par value (the “Shares”), over the 36-month term of the 2013 Purchase Agreement. In consideration for the execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, the Company issued 2,666,667 shares of common stock (“the Commitment Shares”) to the 2013 Investors.

From time to time over the term of the 2013 Purchase Agreement, the Company was able to, at its sole discretion, provide each of the 2013 Investors with draw down notices (each a “Draw Down Notice”) to purchase a specified dollar amount of Shares (the “Draw Down Amount”) over a five (5) consecutive trading day period commencing on the trading day specified in the applicable Draw Down Notice (the “Pricing Period”) with each draw down subject to the limitations discussed below. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice could not exceed a dollar amount equal to the lesser of (i) 300% of the average trading volume of the Company’s common stock during the ten (10) trading days immediately preceding the date the applicable Draw Down Notice was delivered (the “Applicable Draw Down Exercise Date”) multiplied by the lower of (A) the closing trade price of the Company’s common stock on the trading day immediately preceding the Applicable Draw Down Exercise Date and (B) the average of the closing trade prices of our common stock for the three (3) trading days immediately preceding the Applicable Draw Down Exercise Date (such lower price, the “Reference Price”), and (ii) a specified dollar amount set forth in the 2013 Purchase Agreement based on the Reference Price as of the Applicable Draw Down Exercise Date.

Once presented with a Draw Down Notice, each of the 2013 Investors was required to purchase such 2013 Investor’s pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for the Company’s common stock (the “VWAP”) equaled or exceeded an applicable floor price equal to the product of (i) 0.775 and (ii) the Reference Price, subject to adjustment (the “Floor Price”), provided that in no event could the Floor Price be less than $0.03875. If the VWAP fell below the applicable Floor Price on any trading day during the applicable Pricing Period, the 2013 Purchase Agreement provided that the 2013 Investors would not be required to purchase their pro rata portions of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the Shares subject to a Draw Down Notice was equal to 90% of the lowest daily VWAP that equaled or exceeded the applicable Floor Price during the applicable Pricing Period. Each purchase pursuant to a draw down reduced, on a dollar-for-dollar basis, the Total Commitment under the 2013 Purchase Agreement.

The Company was prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeded the Maximum Draw Down Amount, (ii) the sale of Shares pursuant to such Draw Down Notice caused the Company to issue or sell or the 2013 Investors to acquire or purchase an aggregate dollar value of Shares that exceeded the Total Commitment, (iii) the sale of Shares pursuant to the Draw Down Notice caused the Company to sell or the 2013 Investors to purchase an aggregate number of shares of the Company’s common stock which resulted in the collective beneficial ownership by the 2013 Investors of more than 9.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder), or (iv) the applicable Floor Price was less than $0.03875 on the Applicable Draw Down Exercise Date. The Company could not make more than one draw down in any Pricing Period and must have allowed two (2) trading days to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down.

On February 11, 2014, an initial registration statement covering 96,555,893 shares issued and issuable pursuant to the 2013 Purchase Agreement was declared effective by the SEC.

As of September 30, 2014, the Company had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share. On August 22, 2014, the Company voluntarily terminated the 2013 Purchase Agreement, effective August 25, 2014.

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

For the Nine Months Ended September 30, 2014 and 2013

(numbers in thousands, except share and  per share data)

(unaudited)

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share (reduced to $0.19 per share under the anti-dilution and price reset provisions of the warrants, see note 8), and such warrants first became exercisable on January 2, 2013 which was six months after the issuance date thereof. In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price was reset to equal 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 8).

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

On May 20, 2014, the Company and Visser entered into a settlement under which they agreed to terminate the existing arbitration proceedings, release each other from all claims they may have had against each other and substantially change the business relationship that had been reflected in the original Visser MTA Agreement. As part of the settlement, the parties have amended and restated the sublicense and financing components of the Visser MTA Agreement. Additionally, the manufacturing services component and remaining considerations of the Visser MTA Agreement were terminated.

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

The settlement amends and restates two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if the Company issued shares of its common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,706,235 shares under the anti-dilution provisions of the warrants, see note 8) at an exercise price of $0.18 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

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

4. Liquidity and Capital Resources

For the nine months ended September 30, 2014, the Company’s cash used in operations was $5,630, cash used in investing activities was $961, primarily consisting of capital expenditures to support the manufacturing efforts of the Company, and cash provided by financing activities was $16,431. As of September 30, 2014, the Company’s cash balance was $11,902.

On August 20, 2014, the Company entered into the 2014 Purchase Agreement which allows it to raise up to $30,000 through periodic issuances of common stock over a three year period. As of September 30, 2014, the Company has not executed any transactions under this agreement.

On November 8, 2013, the Company entered into the 2013 Purchase Agreement which allowed it to raise up to $20,000 through periodic issuances of common stock over a three year period. Throughout 2014, the Company received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share. This agreement was effectively terminated on August 25, 2014.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

(numbers in thousands, except share and  per share data)

(unaudited)

The Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations through the end of 2015. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that the Company make future equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support its operations beyond the end of 2015. There is no assurance that the Company will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $421 and $412 as of September 30, 2014 and December 31, 2013, respectively and primarily consisted of prepaid invoices and insurance premiums that will be reclassified to expense as shipments are made to customers or services are provided.

6. Patents and Trademarks, net

Net patents and trademarks totaled $695 and $764 as of September 30, 2014 and December 31, 2013, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $78 and $90 for the nine month periods ended September 30, 2014 and 2013, respectively.

7. Convertible Note and Embedded Conversion Feature Liability

On July 2, 2012, the Company entered into the July 2012 Private Placement pursuant to which it issued $12,000 in principal amount of Senior Convertible Notes (“Senior Convertible Notes”) that were due on September 1, 2013 (see note 3). Pursuant to ASC 815-40, due to the anti-dilution provision of the Senior Convertible Notes, the conversion feature of the Senior Convertible Notes is not indexed to the Company’s own stock and should be bifurcated and recognized as a derivative liability in the consolidated balance sheets and measured at fair value. The Senior Convertible Notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.

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

Pursuant to the terms of the Senior Convertible Notes, the Company opted to pay the first eleven monthly installment payments due prior to June 30, 2013 with shares of the Company’s common stock. On July 17, 2013, the Company and each of the holders of the Senior Convertible Notes agreed to cause all remaining principal and interest under the Senior Convertible Notes to be converted into an aggregate of 18,679,584 shares of the Company’s common stock in full satisfaction of the notes.  As a result of this conversion, the Senior Convertible Notes were paid off in full and are no longer outstanding as of the conversion date. As the final conversion occurred pursuant to terms that were not included in the original terms of the Senior Convertible Notes, the Company recorded a gain on extinguishment of debt in the amount of $91 which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs, embedded conversion feature liabilities, and the difference between the reacquisition price of the shares issued and the contractual conversion price of the Senior Convertible Notes.

Upon final settlement, the Company had issued 163,641,547 shares of common stock, at a weighted average conversion price of $0.0774, for the twelve installment payments due under the Senior Convertible Notes, consisting of $12,000 principal and $680 of interest.

Interest expense on the Senior Convertible Notes was $0 and $221 for the nine month periods ended September 30, 2014 and 2013, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

(numbers in thousands, except share and  per share data)

(unaudited)

8. Warrant Liability

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its statement of operations due to the price-based anti-dilution rights of the warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see note 3). These warrants had an original exercise price of $0.22 per share, expire on June 1, 2017 and were originally valued at $4,260. These warrants have certain anti-dilution provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of paying down the Senior Convertible Notes with common stock and stock issuances under the 2013 Purchase Agreement, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.18 as of both September 30, 2014 and December 31, 2013. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provisions increased to 18,706,235 as of September 30, 2014 and 18,562,825 as of December 31, 2013. As of September 30, 2014, these warrants were valued at $2,592 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 2.67 years, (ii) volatility of 119%, (iii) risk-free interest rate of 1.07%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the nine months ended September 30, 2014 was a loss of $33.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share, expire on July 2, 2017 and were originally valued at $5,053. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the 2013 Purchase Agreement, which resulted in an anti-dilution impact, as well as contractually defined price resets following the second anniversary of the July 2012 Private Placement, the exercise price of these warrants was reduced to $0.19 as of September 30, 2014. As of September 30, 2014, these warrants were valued at $2,389 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 2.75 years, (ii) volatility of 117%, (iii) risk-free interest rate of 1.07%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the nine months ended September 30, 2014 was a loss of $243.

On July 8, 2014, an investor party to the July 2012 Private Placement exercised 1,178,000 warrants at an exercise price of $0.19 per share. Upon exercise, the Company received $226, and the associated warrant liability of $216 was reclassified to additional paid in capital.

The following table summarizes the change in the Company’s warrant liability as of September 30, 2014:

	Visser MTA	July 2, 2012
	Agreement	Private Placement	Total

Beginning Balance - December 31, 2013	$2,559	$2,362	4,921
Change in value of warrant liability, loss	$33	$243	276
Reclassification to equity upon warrant exercise	-	(216)	(216)
Ending Balance - September 30, 2014	$2,592	$2,389	$4,981

The Company had warrants to purchase 66,057,792 and 67,092,382 shares of common stock outstanding as of September 30, 2014 and December 31, 2013, respectively. Of these, warrants to purchase 36,278,235 shares were valued and classified as a liability under FASB ASC 815.

9. Other Long-term Liabilities

Other long-term liabilities balance was $856 as of September 30, 2014 and December 31, 2013, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

10. Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of our common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that had been granted prior to its expiration. The Company had outstanding grants of options to purchase 1,733,000 and 2,607,000 shares of the Company’s common stock under the 2002 Plan as of September 30, 2014 and December 31, 2013, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

(numbers in thousands, except share and  per share data)

(unaudited)

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan, with the approval of the stockholders, which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 30,000,000 shares of our common stock are available for issuance under the 2012 Equity Incentive Plan. All options granted under this plan have exercise prices that are equal to the fair market value on the dates of grant. During the nine months ended September 30, 2014, the Company granted options to purchase 15,292,914 shares of common stock under this plan. Under this plan, the Company has outstanding grants of options to purchase 25,917,066 and 13,127,500 shares of the Company’s common stock as of September 30, 2014 and December 31, 2013, respectively.

Stock based compensation expense attributable to these plans was $226 and $652 for the three and nine months ended September 30, 2014, respectively, compared to $50 and $134 for the three and nine months ended September 30, 2013. The increase was due to higher grant date fair values associated with 2014 stock option grants.

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

In connection with the execution of the 2013 Purchase Agreement, the Company issued to each of the 2013 Investors a pro rata portion of 2,666,667 shares of the Company’s common stock. As of September 30, 2014, the Company had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 share of its common stock at a weighted average issuance price of $0.19 (see note 3).

During the nine months ended September 30, 2014, the Company issued 2,242,014 shares of common stock and received $205 in connection with stock options that were exercised by certain employees of the Company at a weighted average exercise price of $0.09.

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

During the year ended December 31, 2013, all of the holders of the Company’s Series A Preferred Stock converted all of the outstanding shares of Series A Preferred Stock and accrued dividends into 16,896,070 shares of the Company’s common stock. Therefore, as of December 31, 2013, the Company no longer had any outstanding Series A Preferred Stock and the related $222 of accrued dividends were reclassified to additional paid-in capital as of December 31, 2013.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

(numbers in thousands, except share and  per share data)

(unaudited)

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of September 30, 2014 and December 31, 2013. Due to extension of the expiration date of these warrants, they no longer contain anti-dilution provisions and are reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment. Warrants classified as equity were recorded at $18,179 as of September 30, 2014 and December 31, 2013. Such warrants have exercise prices ranging between $0.48 and $0.49 and expire on July 15, 2015.

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock of Liquidmetal Golf. As of September 30, 2014, non-controlling interest was a deficit of $52. The December 31, 2013 non-controlling interest was a deficit of $42.

12. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the applicable periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 27,650,066 shares of common stock, at prices ranging from $0.08 to $2.33 per share, were outstanding at September 30, 2014, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 66,057,792 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at September 30, 2014 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its office and warehouse facility under a lease agreement that expires on April 30, 2016. Rent payments are subject to escalations through the end of the lease term. Rent expense was $50 and $150 for the three and nine months ended September 30, 2014, respectively. Rent expense was $50 and $150 for the three and nine months ended September 30, 2013, respectively.

During October 2014 this lease agreement was amended to extend through July 2023 (see footnote 15).

14. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $5 and $0 in royalty revenues from IMG during the nine months ended September 30, 2014 and September 30, 2013, respectively.

On February 1, 2012, Mr. Tony Chung, the Company’s Chief Financial Officer, converted his 10,000 shares of Series A-1 Preferred Stock into a total of 565,344 shares of the Company’s common stock, including dividends received in the form of common stock.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

(numbers in thousands, except share and  per share data)

(unaudited)

In February 2013, Mr. Abdi Mahamedi, the Company’s Chairman, converted his 58,600 shares of Series A-1 Preferred Stock and 260,710 shares of Series A-2 Preferred Stock into a total of 10,387,883 shares of the Company’s common stock, including dividends received in the form of common stock.

Mr. Thomas Steipp, the Company’s Chief Executive Officer, sold an aggregate of 400,000 shares of the common stock of the Company on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of Company restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and the Company. On March 27, 2014, Mr. Steipp adopted a new 10b5-1 trading plan that allowed for the sale of 500,000 shares of common stock of the Company on August 4, 2014, and will allow for future sales of 500,000 shares of common stock of the Company on August 4, 2015.

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

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during the nine months ended September 30, 2014 or 2013.

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

15. Subsequent Event

During October 2014, the Company has amended the lease agreement covering its office and warehouse facility for an additional seven year period subsequent to the original expiration of the existing lease. The terms of the amendment are consistent with those of the original lease.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. All amounts described in this section are in thousands, except share and per share data.

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Under the manufacturing and service component of the Visser MTA Agreement, we had agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Under the financing component of the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which were to expire on June 1, 2017 and (iii) a secured convertible promissory note in the aggregate principal amount of up to $2,000. No borrowings were made by us under the promissory note, and the deadline for making borrowings under the facility expired on November 15, 2012.

In November 2013, we entered into arbitration proceedings with Visser to resolve disputes associated with the Visser MTA Agreement.

On May 20, 2014, we and Visser entered into a settlement pursuant to which the parties agreed to terminate the existing arbitration proceedings, release each other from all claims we may have had against each other and substantially change the business relationship that had been reflected in the original Visser MTA Agreement. As part of the settlement, the parties have amended and restated the sublicense and financing components of the Visser MTA Agreement. Additionally, the manufacturing services component and remaining considerations of the Visser MTA Agreement were terminated.

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

With the foregoing revised arrangements, we are no longer required to use Visser as our exclusive manufacturer and are free to license other manufacturers on a non-exclusive basis in any industry or geographic market as to which we have not previously granted an exclusive license to a third party. Any such manufacturers licensed by us in the future will be able both to manufacture parts for us and our customers, and manufacture and sell products for their own account for such industries or markets as we may agree, subject to whatever royalty arrangements we may negotiate. We have not yet licensed any manufacturers other than Visser. Visser will also have the right to manufacture and sell products under the amended and restated sublicense agreement.

The settlement amends and restates two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,706,235 shares under the anti-dilution provisions of the warrants, see note 8) at an exercise price of $0.18 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2014 and 2013

		For the three months ended September 30,				For the nine months ended September 30,

	2014		2013		2014		2013
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$97		$456		$374		$721
Licensing and royalties	-		-		36		7
Total revenue	97		456		410		728

Cost of sales	85	88%	396	87%	300	80%	589	82%

Gross margin	12	12%	60	13%	110	29%	139	19%

Selling, marketing general and administrative	1,847	1904%	1,213	266%	5,719	1529%	3,735	518%
Research and development	498	513%	368	81%	1,224	327%	829	115%

Operating loss	(2,333)		(1,521)		(6,833)		(4,425)

Change in value of warrants, gain (loss)	1,595		(2,511)		(276)		(1,715)
Change in value of embedded conversion feature liabilities, gain	-		(2,435)		-		621
Debt discount amortization expense	(321)		(361)		(373)		(6,504)
Interest expense	-		(21)		-		(242)
Interest and other income	41		1		43		5
Gain on extinguishment of debt	-		91		-		91
Net loss	(1,018)		(6,757)		(7,439)		(12,169)

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

Revenue. Total revenue decreased to $97 for the three months ended September 30, 2014 from $456 for the three months ended September 30, 2013. Total revenue also decreased for the nine months ended September 30, 2014 to $410 from $728 for the same period in 2013. The decrease for the periods was primarily attributable to a reduction in research and development services to licensees during 2014 as a result of increases in prototyping activities with potential customers to support the commercialization of our technology.

Cost of sales. Cost of sales was $85, or 88% of products revenue, for the three months ended September 30, 2014, a decrease from $396, or 87% of products revenue, from the three months ended September 30, 2013. Cost of sales was $300, or 80% of products revenue, for the nine months ended September 30, 2014, a decrease from $589, or 82% of products revenue, from the nine months ended September 30, 2013. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to products revenue, than would otherwise be incurred by contract manufacturers. Therefore, our cost of sales as a percentage of products revenue may not be representative of our future cost percentages. When and if we begin increasing our products revenues with shipments of routine, commercial parts through a third party contract manufacturer, we expect our cost of sales percentages to stabilize and be more predictable.

Gross margin. Our gross margin decreased to $12 for the three month period ended September 30, 2014, from $60 for the three month period ended September 30, 2013. Our gross margin, as a percentage of products revenue, decreased to 12% for the three month period ended September 30, 2014, from 13% for the three month period ended September 30, 2013. Our gross margin decreased to $110 for the nine month period ended September 30, 2014, from $139 for the nine month period ended September 30, 2013. Our gross margin, as a percentage of products revenue, increased to 29% for the nine month period ended September 30, 2014, from 19% for the nine month period ended September 30, 2013. As discussed above under “Cost of sales”, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to revenue, than would otherwise be incurred by contract manufacturers. As such, our gross margin percentages may fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When and if we begin increasing our revenues with shipments of routine, commercial parts through a third party contract manufacturer, we expect our gross margin percentages to stabilize and be more predictable.

Selling, Marketing, General, and Administrative. Selling, marketing, general and administrative expenses were $1,847 and $5,719 for the three and nine months ended September 30, 2014, respectively, compared to $1,213 and $3,735 for the three and nine months ended September 30, 2013, respectively. The increase in expense for both the three and nine month periods is due to additional legal costs incurred in conjunction with the arbitration proceeding and settlement discussions with Visser, increases in stock based compensation due to higher grant date fair values associated with 2014 stock option grants, and increased payroll expenses associated with additional personnel hires to support our sales and marketing efforts.

Research and Development. Research and development expenses increased to $498 and $1,224 for the three and nine months ended September 30, 2014, respectively, from $368 and $829 for the three and nine months ended September 30, 2013, respectively. The increase from the prior year was mainly due to additional company research projects during 2014. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,333 and $6,833 for the three and nine month periods ended September 30, 2014, respectively. This compares to $1,521 and $4,425 for the three and nine month periods ended September 30, 2013, respectively. The change in our loss is primarily attributable to the increase in operating expenses, compounded by lower revenues, as discussed above.

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

Change in Value of Warrants. The change in value of warrants was a non-cash gain (loss) of $1,595 and $(276) for the three and nine months ended September 30, 2014, respectively. The change in value of warrants was a non-cash loss of $2,511 and $1,715 for the three and nine months ended September 30, 2013, respectively. These gains and losses result from periodic valuation adjustments related to fluctuations in our stock price for warrants issued in connection with the Visser MTA Agreement and our Senior Convertible Notes issued in our private placement that closed in July 2012, as further described in note 3 to the accompanying consolidated financial statements (the “July 2012 Private Placement”). Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in Value of Embedded Conversion Feature Liability. Change in value of embedded conversion feature liability was a non-cash (loss) gain of $(2,435) and $621 for the three and nine months ended September 30, 2013, respectively. As part of the final conversion on July 17, 2013 of the senior convertible notes issued in the July 2012 Private Placement, the associated embedded conversion liability was reduced to zero due to exercise of the conversion option and was included in the calculation of the resulting gain on extinguishment of the senior convertible notes (see note 7 in the accompanying footnotes to the consolidated financial statements). As a result, there was no activity for this transaction during the three and nine months ended September 30, 2014.

Debt Discount Amortization. Debt discount amortization expense was $321 and $373 for the three and nine month periods ended September 30, 2014, respectively. This compares to $361and $6,504 for the three and nine month periods ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, debt discount amortization primarily related to the periodic amortization of issuance costs associated with the 2013 Purchase Agreement and the write-off of such costs following the termination of the 2013 Purchase Agreement on August 25, 2014. Expense recorded for the three and nine months ended September 30, 2013 relates to the amortization of the original issue discount and deferred financing costs associated with the July 2012 Private Placement, as well as imputed interest related to discounted stock issuances in settlement of installment payments of senior secured notes.

Interest Expense. Interest expense for the three and nine months ended September 30, 2013 was $21 and $242, respectively, and consisted of the 8% interest related to the senior convertible notes issued as part of the July 2012 Private Placement. Following the full satisfaction of obligations under the senior convertible notes during July 2013, no such expense was recorded during the three and nine months ended September 30, 2014.

Interest and Other Income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $11 and $14 for the three and nine month periods ended September 30, 2014, respectively. This compares to $1 and $5 for the three and nine month periods ended September 30, 2013. Included in other income for both the three and nine months ended September 30, 2014 is $20 for the sale of our remaining membership interest in a former subsidiary that was recorded as a cost method investment.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $91 for both the three and nine month periods ended September 30, 2013, respectively. The gain consisted of the write-off of unamortized debt discount, unamortized debt issuance costs, embedded conversion feature liabilities, and the difference between the reacquisition price of the shares issued and the contractual conversion price of the Senior Convertible Notes (see note 7 in the accompanying footnotes to the consolidated financial statements). No such gain was recorded during the three and nine months ended September 30, 2014.

Liquidity and Capital Resources

For the nine months ended September 30, 2014, our cash used in operations was $5,630, cash used in investing activities was $961, primarily consisting of capital expenditures to support our manufacturing efforts, and cash provided by financing activities was $16,431. As of September 30, 2014, our cash balance was $11,902.

On August 20, 2014, we entered into the 2014 Purchase Agreement which allows us to raise up to $30,000 through periodic issuances of common stock over a three year period. As of September 30, 2014, we had not executed any transactions under this agreement. See note 3 in the accompanying footnotes to the consolidated financial statements for more information.

On November 8, 2013, we entered into the 2013 Purchase Agreement which allowed us to raise up to $20,000 through periodic issuances of common stock over a three year period. As of September 30, 2014, we had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of our common stock at a weighted average price of $0.19 per share. This agreement was effectively terminated on August 25, 2014.

We anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund the our operations through the end of 2015. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require we make future equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support our operations beyond the end of 2015. There is no assurance that we will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If we were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely.

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies, Inc. since the filing of the 2013 Annual Report, except as follows:

In November 2013, we entered into arbitration proceedings with Visser with the Judicial Arbiter Group in Denver, Colorado. Both parties had filed claims alleging breaches of various obligations under the Visser MTA Agreement entered into on June 1, 2012.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities, except as previously disclosed in our Current Reports on Form 8-K.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document
4.1

Registration Rights Agreement, dated August 20, 2014, between Liquidmetal Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on August 25, 2014).

10.1

Common Stock Purchase Agreement, dated August 20, 2014, between Liquidmetal Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 25, 2014).

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 12, 2014	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)