Form 10-K
period 2014-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2015-03-04
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $103,017,155. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.26 per share, the closing price of the common stock as reported on the “Over-the-Counter Bulletin Board” on June 30, 2014 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2014 is deemed to be an affiliate. As permitted by Securities and Exchange Commission rules, the registrant’s last periodic report using the scaled disclosures applicable to smaller reporting companies will be this Form 10-K. The number of shares of common stock outstanding as of February 27, 2015 was 464,482,819.

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, in laboratory testing, our zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium, stainless steel, and other incumbent materials in a variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

Prior to 1993, commercially viable amorphous alloys could be created only in thin forms, such as coatings, films, or ribbons. However, in 1993, researchers at the California Institute of Technology (“Caltech”) developed the first commercially viable amorphous alloy in a bulk form. Today, bulk Liquidmetal alloys can be formed into objects that are up to one inch thick, and we are not aware of any other commercially available amorphous alloys that can achieve this thickness. We obtained the exclusive right to commercialize the bulk amorphous alloy through a license agreement with Caltech and have developed the technology to enable the commercialization of bulk amorphous alloys.

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

Advantages of Liquidmetal Alloys

Liquidmetal alloys possess a unique combination of performance, processing, and potential cost advantages that we believe makes them superior in many ways to other commercially available materials for a variety of existing and potential future product applications.

Performance Advantages

Our bulk Liquidmetal alloys provide several distinct performance advantages over other materials, and we believe that these advantages make the alloys desirable in applications that require high yield strength, strength-to-weight ratio, elasticity and hardness.

The comparatively high yield strength of bulk Liquidmetal alloys means that a high amount of stress must be exerted to create permanent deformation. However, because the yield strength is so high, the yield strength of many of our bulk Liquidmetal alloys’ compositions is very near their ultimate strength, which is the measure of stress at which total breakage occurs. Therefore, very little additional stress may be required to break an object made of bulk Liquidmetal alloys once the yield strength is exceeded. Although we believe that the yield strength of many of our bulk alloys exceeds the ultimate strength of most other commonly used alloys and metals, our bulk alloys may not be suitable for certain applications, such as pressurized tanks, in which the ability of the material to yield significantly before it breaks is more important than its strength advantage. Additionally, although our bulk alloys show a high resistance to crack initiation because of their very high strength and hardness, certain of our bulk alloys are sensitive to crack propagation under certain long-term, cyclical loading conditions. Crack propagation is the tendency of a crack to grow after it forms. We continue to develop new alloy compositions that have improved material properties to overcome these limitations.

Processing Advantages

The processing of a material generally refers to how a material is shaped, formed, or combined with other materials to create a finished product. Bulk Liquidmetal alloys possess processing characteristics that we believe make them preferable to other materials in a wide variety of applications. In particular, our alloys are amenable to processing options that are similar in many respects to those associated with plastics. For example, we believe that bulk Liquidmetal alloys have superior net-shape casting capabilities as compared to high-strength crystalline metals and alloys.  “Net-shape casting” is a type of casting that permits the creation of near-to-net shaped products that reduce costly post-cast processing or machining. Additionally, unlike most metals and alloys, our bulk Liquidmetal alloys are capable of being thermoplastically molded in bulk form. Thermoplastic molding consists of heating a solid piece of material until it is transformed into a moldable state, although at temperatures much lower than the melting temperature, and then introducing it into a mold to form near-to-net shaped products.  Accordingly, thermoplastic molding can be beneficial and economical for net-shape fabrication of high-strength products.

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

Cost Advantages

Liquidmetal alloys have the potential to provide cost advantages over other high-strength metals and alloys in certain applications. Because bulk Liquidmetal alloys have processing characteristics similar in some respects to plastics, which lend themselves to near-to-net shape casting and molding, Liquidmetal alloys can in many cases be shaped efficiently into intricate, engineered products. This capability can eliminate or reduce certain post-casting steps, such as machining and re-forming, and therefore has the potential to significantly reduce processing costs associated with making parts in high volume.

Our Strategy

The key elements of our strategy include:

•

Focusing Our Marketing Activities on Select Products with Optimized Gross-Margins. We have focused and continue to focus our marketing activities on select products with optimized gross margins for the long term. This strategy is designed to align our product development initiatives with our processes and cost structure, and to reduce our exposure to more commodity-type product applications that are prone to unpredictable demand and fluctuating pricing. Our focus is primarily on products that possess design features that take advantage of our existing and developing manufacturing technology and that command a price commensurate with the performance advantages of our alloys. In addition, we will continue to engage in prototype manufacturing, both for internally manufactured products and for products that will ultimately be licensed to or manufactured by third parties.

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

In the sporting goods industry, we believe that the high strength, hardness, and elasticity of our bulk alloys have the potential to enhance performance in a variety of products including, but not limited to, golf clubs, tennis rackets and skis. We further believe that many sporting goods products are conducive to our strategy of focusing on high-margin products that meet our design criteria.

In the leisure products category, we believe that bulk Liquidmetal alloys can be used to efficiently produce intricately engineered designs with high-quality finishes, such as premium watchcases and knives. We further believe that Liquidmetal alloy technology can be used to make high-quality, high-strength jewelry from precious metals.

Medical Devices

We are engaged in product development efforts relating to various medical devices that could be made from bulk Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide a combination of performance and cost benefits that could make them a desirable replacement for incumbent materials, such as stainless steel and titanium, currently used in various medical device applications.  Our ongoing emphasis has been on surgical instrument applications for Liquidmetal alloys. These include, but are not limited to, specialized blades, orthopedic instruments utilized for implant surgery procedures, dental devices, and general surgery devices. The potential value offered by our alloys is higher performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape cast into components, thus reducing costs of secondary processing. The status of most components in the prototyping phase is subject to non-disclosure agreements with our customers.

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

Licensing Transactions

Transaction with Visser Precision Cast, LLC

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

Under the manufacturing and service component of the Visser MTA, the Company agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Under the financing component of the Visser MTA, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000,000, (ii) warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which were to expire on June 1, 2017 and (iii) a secured convertible promissory note in the aggregate principal amount of up to $2,000,000. No borrowings were made by us under the promissory note, and the deadline for making borrowings under the facility expired on November 15, 2012.

In November 2013, the Company entered into arbitration proceedings with Visser to resolve disputes associated with the Visser MTA.

On May 20, 2014, the Company and Visser entered into a settlement agreement pursuant to which the parties agreed to terminate the existing arbitration proceedings, release each other from all claims against each other and substantially change the business relationship that had been reflected in the original Visser MTA. As part of the settlement, the parties have amended and restated the sublicense and financing components of the Visser MTA. Additionally, the manufacturing services component and remaining considerations of the Visser MTA were terminated.

Under the amended and restated sublicense agreement, the Company granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014 (the “Effective Date”), for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to the Company’s intellectual property developed after the Effective Date. The license to the Company’s intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

With the foregoing revised arrangements, the Company is no longer required to use Visser as its exclusive manufacturer and is free to license other manufacturers on a non-exclusive basis in any industry or geographic market as to which the Company has not previously granted an exclusive license to a third party. Any such manufacturers licensed by the Company in the future will be able both to manufacture parts for the Company and its customers, and to manufacture and sell products for their own account for such industries or markets as the Company may agree, subject to whatever royalty arrangements the Company may negotiate. The Company has not yet licensed any manufacturers other than Visser. Visser will also have the right to manufacture and sell products under the amended and restated sublicense agreement.

The settlement amends and restates two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of its common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,706,235 shares under the anti-dilution provisions of the warrants, see footnote 12) at an exercise price of $0.18 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants. These warrants expire on June 1, 2017.

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

In June 2003, the Company entered into an exclusive license agreement with LLPG, Inc. (“LLPG”).  Under the terms of the agreement, LLPG has the exclusive right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. The exclusive license agreement with LLPG expires on December 31, 2021.

In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches and all third parties (including the Company), but non-exclusive as to Apple, and the Company’s license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. The Company will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

Our Intellectual Property

Pursuant to our transaction with Apple described under “Licensing Transactions” above, we license substantially all our intellectual property from our wholly-owned subsidiary, Crucible Intellectual Property, LLC. Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 70 owned or licensed U.S. patents and 56 patent applications pending relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have acquired patent rights that provide us with the exclusive right to commercialize the amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2015 and 2032. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

•

Develop New Applications. We will continue the research and development of new applications for Liquidmetal alloys. We believe the range of potential applications will broaden as we expand the forms, compositions, and methods of processing of our alloys.

We conduct our research and development programs, as well as through strategic relationships with third parties. Currently, our internal research and development efforts are conducted by a team of nine scientists, engineers, and technicians each of whom we either employ directly or engage as a consultant.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2014 and 2013 were $1.60 million and $1.16 million, respectively.

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

Manufacturing

During 2014 we completed and continue to expand on the development of our Manufacturing Center of Excellence, which will allow (i) for small scale on-site manufacturing of customer products and (ii) our customers and strategic partners to inspect, collaborate, and demonstrate the latest developments of our alloy composition development and manufacturing processes.

In addition, our current manufacturing strategy is to partner with global companies that are contract manufacturers and alloy producers. We seek third party companies with proven track records of success and that can gain specialized skills and knowledge of our alloys through close collaborations with our team of scientists and engineers. We believe that partnering with these global companies will allow us to forgo the capital intensive requirements of maintaining our own large scale manufacturing facilities and allow us to focus on our core business, which is to expand our patent portfolio of intellectual property and develop long term relationships with our customers.

Customers

During 2014, there were four major customers, who together accounted for 84% of our revenue. During 2013, there was one major customer, who accounted for 80% of our revenue. As of December 31, 2014, two customers represented 100%, or $83, of the total outstanding trade accounts receivable. As of December 31, 2013, three customers represented 99%, or $212, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

Competition

Other than our authorized licensees, we are not aware of any other company or business that manufactures, markets, distributes, or sells bulk amorphous alloys or products made from bulk amorphous alloys. We believe it would be difficult to develop a competitive bulk amorphous alloy without infringing our patents. However, our bulk Liquidmetal alloys face competition from other materials, including metals, alloys, plastics and composites, which are currently used in the commercial applications that we pursue. For example, we face significant competition from plastics, zinc and stainless steel in our non-consumer electronics components business, and titanium and composites will continue to be used widely in medical devices and sporting goods. Many of these competitive materials are produced by domestic and international companies that have substantially greater financial and other resources than we do. Based on our experience developing products for a variety of customers, we believe that the selection of materials by potential customers will continue to be product-specific in nature, with the decision for each product being driven primarily by the performance needs of the application and, secondarily, by cost considerations and design flexibility. Because of the relatively high strength of our alloys and the design flexibility of our process, we are most competitive when the customer is seeking a higher strength, as well as greater design flexibility, than currently available with other materials. However, if currently available materials, such as plastics, are strong enough for the application, our alloys are often not competitive in those applications with respect to price. We also believe that our alloys are generally not competitive with the cost of some of the basic metals, such as steel, aluminum or copper, when such basic metals can be used in specific applications. Our alloys are generally more competitive with respect to price compared to more exotic metals, such as titanium. Our alloys could also face competition from new materials that may be developed in the future, including new materials that could render our alloys obsolete.

We experience and will continue to experience indirect competition from the competitors of our customers. Because we rely on our customers to market and sell finished goods that incorporate our components or products, our success will depend in part on the ability of our customers to effectively market and sell their own products and compete in their respective markets.

Backlog

Because of the minimal lead-time associated with orders of bulk alloy parts, we generally do not carry a significant backlog. The backlog as of any particular date gives no indication of actual sales for any succeeding period.

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. To that end, we have hired additional business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products. We currently have 5 full-time employees engaged in sales and marketing activities. Additionally, we engage outside sales forces to complement our internal team, as necessary.

Employees

As of December 31, 2014, we had 23 full-time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Golf Subsidiary

From 1997 until September 2001, we were engaged in the retail marketing and sale of golf clubs through a majority-owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001. However, in December 2012, we recommenced activities and discussions with potential partners regarding the development of golf club components for golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Such activities continued through 2014. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

Our Liquidmetal Golf subsidiary has the exclusive right and license to utilize our Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf. In consideration of this license, Liquidmetal Golf has issued 4,500,000 shares of Liquidmetal Golf common stock to Liquidmetal Technologies, which comprises Liquidmetal Technologies’ 79% ownership interest in Liquidmetal Golf.

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

We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. Such factors will likely require that we raise additional funds to support our operations beyond 2015 and into 2016. There is no assurance that we will be able to raise such additional funds on acceptable terms, if at all. If we raise additional funds by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely.

Funding from our 2014 Purchase Agreement may be limited or insufficient to fund our operations or to implement our strategy.

The extent to which we utilize the 2014 Purchase Agreement (see note 3 in the accompanying footnotes to the consolidated financial statements) as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell under the 2014 Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we may not effect any sales of shares of our common stock under the 2014 Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.10 per share. Even if we are able to access the full $30.0 million under the 2014 Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans.

If we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, as well as through sales of common stock under the 2014 Purchase Agreement. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

We have incurred significant operating losses in the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant cumulative operating losses since our inception. Our operating loss for the fiscal year ended December 31, 2014 was $8.9 million while our operating loss for the fiscal year ended December 31, 2013 was $6.1 million. We had an accumulated deficit of approximately $210.6 million at December 31, 2014 and approximately $204.1 million at December 31, 2013. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

We have a limited history of developing and selling products made from our bulk amorphous alloys.

We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale.  Furthermore, our suppliers’ ability to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of its control, including the nature and design of the component, the customer’s specifications, and required delivery timelines.

We rely on assumptions about the markets for our products and components that, if incorrect, may adversely affect our profitability.

We have made assumptions regarding the market size for, and the manufacturing requirements of, our products and components based in part on information we received from third parties and also from our limited history. If these assumptions prove to be incorrect, we may not achieve anticipated market penetration, revenue targets or profitability.

Our historical results of operations may not be indicative of our future results.

As a result of our limited history of developing and marketing bulk amorphous alloy components and products, as well as our new manufacturing strategy of partnering with contract manufacturers and alloy producers, our historical results of operations may not be indicative of our future results.

We primarily rely on limited suppliers for mold making, manufacturing and alloying of our bulk amorphous alloy and parts, as well as the manufacturing of our bulk amorphous alloy production machines.

We currently have two suppliers who fulfill the mold making and manufacturing of our bulk amorphous alloy parts. Our suppliers may allocate their limited capacity to fulfill the production requirements of their other customers. In the event of a disruption of the operations of our suppliers, we may not have other manufacturing sources immediately available. Such an event could cause significant delays in shipments and may adversely affect our revenue, cost of goods sold and results of operations.

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

The future growth and success of our Liquidmetal alloy business will depend in part on our ability to establish and retain a technological advantage over other materials for our targeted applications. For many of our targeted applications, we will compete with manufacturers of similar products that use different materials many of which have substantially greater financial and other resources than we do. These different materials may include plastics, zinc, titanium alloys, metal injection molding (“MIM”), or stainless steel, among others, and we will compete directly with suppliers of the incumbent material. In addition, in each of our targeted markets, our success will depend in part on the ability of our customers to compete successfully in their respective markets. Thus, even if we are successful in replacing an incumbent material in a finished product, we will remain subject to the risk that our customer will not compete successfully in its own market.

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

As part of our business strategy, we intend to pursue strategic partnering transactions that provide access to new technologies, products, markets, and manufacturing capabilities. These transactions could include licensing agreements, joint ventures, or business combinations. We believe that these transactions will be particularly important to our future growth and success due to the size and resources of our company and the novel nature of our technology. For example, we may determine that we may need to license our technology to a larger manufacturer in order to penetrate a particular market. In addition, we may pursue transactions that will give us access to new technologies that are useful in connection with the composition, processing, or application of Liquidmetal alloys. We may not be able to successfully identify any potential strategic partnerships. Even if we do identify one or more potentially beneficial strategic partners, we may not be able to consummate transactions with these strategic partners on favorable terms or obtain the benefits we anticipate from such a transaction.

We may derive some portion of our revenue from sales outside the United States, which may expose the Company to foreign commerce risks.

We may sell a portion of our products to customers outside of the United States, and our operations and revenue may be subject to risks associated with foreign commerce, including transportation delays and foreign tax and legal compliance.Moreover, customers may sell finished goods that incorporate our components and products outside of the United States, which indirectly expose us to additional foreign commerce risks.

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

Our business could be subject to the potentially adverse consequences of exchange rate fluctuations.

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

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2015 and 2032. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

Our success depends, in part, on our ability to operate without infringing on valid, enforceable patents or proprietary rights of third parties and without breaching any licenses that may relate to our technologies and products. Future patents issued to third parties may contain claims that conflict with our patents and that compete with our products and technologies, and third parties could assert infringement claims against us. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention from our management and technical personnel. Litigation or interference proceedings could also force us to:

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

As of December 31, 2014, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 10% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2014, the highest bid price for our common stock was $0.41 per share, while the lowest bid price during that period was $0.10 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

Our common stock is currently traded under the symbol “LQMT” and currently trades at a low volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in our securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our shares. Because of these provisions, you might not be able to receive a premium on your investment in such a transaction. These provisions:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office and principal research and development offices are located in Rancho Santa Margarita, California and consist of approximately 15,000 square feet. We occupy this facility pursuant to a lease agreement that expires in April 2023. We currently expect that the foregoing facility will meet our anticipated research, warehousing, and administrative needs for the foreseeable future.

Item 3. Legal Proceedings

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “Over-the-Counter Bulletin Board” under the symbol “LQMT.” On February 27, 2015, the last reported sales price of our common stock was $0.17 per share. As of February 27, 2015, we had 211 active record holders of our common stock.

The following table sets forth, on a per share basis, the range of high and low bid information for the shares of our common stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included, as reported by the “Over-the-Counter Bulletin Board.” These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2014	High	Low
Fourth Quarter	$0.20	$0.10
Third Quarter	$0.28	$0.18
Second Quarter	$0.29	$0.17
First Quarter	$0.41	$0.16
2013	High	Low
Fourth Quarter	$0.20	$0.13
Third Quarter	$0.23	$0.05
Second Quarter	$0.10	$0.06
First Quarter	$0.12	$0.08

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. For example, in laboratory testing, our zirconium-titanium Liquidmetal alloys are approximately 250% stronger than commonly used titanium alloys such as Ti-6Al-4V, but they also have some of the beneficial processing characteristics more commonly associated with plastics. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium, stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

Research and development expenses represent salaries, related benefits expenses, depreciation of research equipment, consulting and contract services, expenses incurred for the design and testing of new processing methods, expenses for the development of sample and prototype products, and other expenses related to the research and development of Liquidmetal bulk alloys. Costs associated with research and development activities are expensed as incurred. We plan to enhance our competitive position by improving our existing technologies and developing advances in amorphous alloy technologies. We believe that our research and development efforts will focus on the discovery of new alloy compositions, the development of improved processing technology, and the identification of new applications for our alloys.

Change in Value of Warrants consists of changes to the fair value of warrants outstanding at each period.  The warrants have been accounted for as a liability in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging, as well as equity in accordance with FASB ASC 815-40, Contracts in Entity’s Own Equity, due to their price-based anti-dilution rights, with the change in fair values reported in earnings. The fair values are determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding warrants.

SIGNIFICANT TRANSACTIONS

2014 Stock Purchase Agreement

On August 20, 2014, we entered into a common stock purchase agreement (“2014 Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000,000 worth of our common stock, $0.001 par value, over the 36-month term of the 2014 Purchase Agreement.

From time to time over the term of the 2014 Purchase Agreement, we may, at our sole discretion, provide Aspire Capital with a regular purchase notice (each a “Regular Purchase Notice”) directing Aspire Capital to purchase up to 1,000,000 shares, but not to exceed $400,000, of our common stock per trading day at a price per share equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which we submit a Regular Purchase Notice to Aspire Capital for the purchase of at least 500,000 shares at a price above $0.30, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on our principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for our common stock traded on our principal market on the VWAP Purchase Date.

We may deliver multiple Regular Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the 2014 Purchase Agreement, so long as the most recent purchase has been completed. The 2014 Purchase Agreement provides that we and Aspire Capital shall not effect any sales under the 2014 Purchase Agreement on any purchase date where the closing sale price of our common stock is less than $0.10 per share. There are no trading volume requirements or restrictions under the 2014 Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital.

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. To date, there have been no transactions under this agreement.

2013 Stock Purchase Agreement

On November 8, 2013, we entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC, and Iroquois Master Fund Ltd. (each, a “2013 Investor” and collectively, the “2013 Investors”). The 2013 Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, each of the 2013 Investors had committed to purchase such 2013 Investor’s pro rata portion of up to $20,000,000 worth of our common stock, over the 36-month term of the 2013 Purchase Agreement. In consideration for the execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, we issued 2,666,667 shares of common stock to the 2013 Investors. As of December 31, 2014 we had received an aggregate of $16,000,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of our common stock at a weighted average price of $0.19 per share. On August 22, 2014, we voluntarily terminated the 2013 Purchase Agreement, effective August 25, 2014.

July 2012 Private Placement

On July 2, 2012, we entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which we issued $12,000,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of our common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. Each monthly installment payment was payable in cash, shares of our common stock, or a combination thereof. If paid in shares, such shares were valued at the lower of (i) the then applicable conversion price or (ii) a price that was 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of our common stock during the twenty trading day period ending two trading days before the payment date or the date on which we elected to pay in shares, whichever was lower. As of July 17, 2013, we had issued 163,641,547 shares of common stock in full satisfaction of the notes (see note 3 in the accompanying footnotes to the consolidated financial statements).

As a part of the July 2012 Private Placement, we issued warrants to purchase 18,750,000 shares of our common stock at an exercise price of $0.384 per share (reduced to $0.19 per share under the anti-dilution and price reset provisions of the warrants, see note 12), and such warrants first became exercisable on January 2, 2013 which was six months after the issuance date thereof. In the event that we issue or sell shares of our common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price was reset to equal 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 3 in the accompanying footnotes to the consolidated financial statements).

Transaction with Visser Precision Cast, LLC

On June 1, 2012, we entered into a Master Transaction Agreement (the “Visser MTA”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

Under the manufacturing and service component of the Visser MTA, we had agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Under the financing component of the Visser MTA, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000,000, (ii) warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which were to expire on June 1, 2017 and (iii) a secured convertible promissory note in the aggregate principal amount of up to $2,000,000. No borrowings were made by us under the promissory note, and the deadline for making borrowings under the facility expired on November 15, 2012.

In November 2013, we entered into arbitration proceedings with Visser to resolve disputes associated with the Visser MTA.

On May 20, 2014, we and Visser entered into a settlement agreement pursuant to which the parties agreed to terminate the existing arbitration proceedings, release each other from all claims each other and substantially change the business relationship that had been reflected in the original Visser MTA. As part of the settlement, the parties have amended and restated the sublicense and financing components of the Visser MTA. Additionally, the manufacturing services component and remaining considerations of the Visser MTA were terminated.

Under the amended and restated sublicense agreement, we have granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of our intellectual property developed on or prior to May 20, 2014 (the “Effective Date”), for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to our intellectual property developed after the Effective Date. The license to our intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of our other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

With the foregoing revised arrangements, we are no longer required to use Visser as our exclusive manufacturer and are free to license other manufacturers on a non-exclusive basis in any industry or geographic market as to which we have not previously granted an exclusive license to a third party. Any such manufacturers licensed by us in the future will be able both to manufacture parts for us and our customers, and to manufacture and sell products for their own account for such industries or markets as we may agree, subject to whatever royalty arrangements we may negotiate. We have not yet licensed any manufacturers other than Visser. Visser will also have the right to manufacture and sell products under the amended and restated sublicense agreement.

The settlement amends and restates two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,706,235 shares under the anti-dilution provisions of the warrants, see footnote 12) at an exercise price of $0.18 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants. These warrants expire on June 1, 2017.

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

In June 2003, we entered into an exclusive license agreement with LLPG, Inc. (“LLPG”). Under the terms of the agreement, LLPG has the exclusive right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets. We, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. The exclusive license agreement with LLPG expires on December 31, 2021.

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to our technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches and all third parties (including us), but non-exclusive as to Apple, and our license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. We will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2014 and 2013

	For the years ended December 31,
	2014		2013
	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$565		$1,007
Licensing and royalties	38		19
Total revenue	603		1,026

Cost of revenue	483	80%	774	75%
Gross margin	120	20%	252	25%

Selling, marketing, general and administrative	7,463	1238%	5,157	503%
Research and development	1,596	265%	1,156	113%
Total operating expense	9,059		6,313

Operating loss	(8,939)		(6,061)

Change in value of warrants, gain (loss)	2,700		(2,155)
Change in value of embedded conversion feature liability, gain	-		621
Debt discount amortization expense	(373)		(6,504)
Other income	30		-
Interest expense	-		(245)
Interest income	24		5
Gain on extinguishment of debt	-		91

Net loss	$(6,558)		$(14,248)

In discussing the results of our operations, we have categorized the specific items in our statements of operations into various categories to facilitate the understanding of our core business operations. Explanations of each category as well as analyses of specific items contained in that category are discussed below:

Operating revenue and expenses

The operating revenue and expenses category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

Revenue. Our revenues are segregated into two types representing i) Products, which contain revenues related to our bulk alloy manufacturing business and ii) Licensing and royalties, which contain revenues related to our bulk alloy licensing business.

Total revenue decreased by $423 thousand to $603 thousand for the year ended December 31, 2014 from $1.0 million for the year ended December 31, 2013.  The decrease for the period was primarily attributable to a reduction in research and development services to licensees during 2014 as a result of a shift towards prototyping activities with potential customers to support the commercialization of our technology.

Cost of revenue. Cost of revenue was $483 thousand, or 80% of total revenue, for the year ended December 31, 2014, a decrease from $774 thousand, or 75% of total revenue, for the year ended December 31, 2013. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to products revenue, than would otherwise be incurred by contract manufacturers. Therefore, our cost of sales as a percentage of products revenue may not be representative of our future cost percentages. When we begin increasing our products revenues with shipments of routine, commercial parts through our manufacturing facility or third party contract manufacturers, we expect our cost of sales percentages to stabilize and be more predictable.

Gross margin. Our gross margin decreased by $132 thousand from $252 thousand as of December 31, 2013 to $120 thousand as of December 31, 2014. Our gross margin percentage decreased from 25% as of December 31, 2013 to 20% as of December 31, 2014. As discussed above under “Cost of revenue”, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to revenue, than would otherwise be incurred by contract manufacturers. As such, our gross margin percentages may fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our revenues with shipments of routine, commercial parts through our manufacturing facility or third party contract manufacturers, we expect our gross margin percentages to stabilize and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $2.3 million to $7.5 million, or 1238% of revenue, for the year ended December 31, 2014 from $5.2 million, or 503% of revenue, for the year ended December 31, 2013. The increase in expense from the prior year is due primarily to additional legal costs incurred in conjunction with the arbitration proceeding and settlement discussions with Visser, increases in stock based compensation related to 2014 stock option grants, and increased payroll expenses associated with additional personnel hires to support our sales and marketing efforts.

Research and development expenses. Research and development expenses increased by $440 thousand to $1.6 million, or 265% of revenue, for the year ended December 31, 2014, from $1.2 million, or 113% of revenue, for the year ended December 31, 2013. The increase from the prior year was mainly due to additional Company research projects during 2014 and additional personnel hires to support our manufacturing and process development efforts. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss increased by $2.8 million from $6.1 million for the year ended December 31, 2013 to $8.9 million for the year ended December 31, 2014. As discussed above, the increase in our operating loss is primarily related to a decrease in gross margin and an increase in operating expense categories from 2013 to 2014.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until such time where we can either i) increase our revenues with shipments of routine, commercial parts through our manufacturing facility or third party contract manufacturers or ii) obtain significant licensing revenues, we expect to have operating losses for the foreseeable future.

Non-operational expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in value of warrants, gain (loss). The change in value of warrants was a non-cash gain of $2.7 million for the year ended December 31, 2014, which resulted from periodic valuation adjustments for warrants issued in connection with the Visser MTA and the July 2012 Private Placement. The significant gain noted during the year ended December 31, 2014 compared to a loss of $2.2 million during the year ended December 31, 2013 was primarily due to decreases in our stock price during 2014 from $0.17 as of December 31, 2013 to $0.12 as of December 31, 2014, compounded by a reduction in volatility and other assumptions impacting the valuation model. Changes in the value of our warrants are non-cash and do not affect the core operations of our business.

Change in value of embedded conversion feature liability, gain. The change in value of the embedded conversion feature liability was a non-cash gain of $621 thousand for the year ended December 31, 2013. As part of the final conversion on July 17, 2013 of the senior convertible notes issued in the July 2012 Private Placement, the associated embedded conversion liability was reduced to zero due to the exercise of the conversion option and was included in the calculation of the resulting gain on extinguishment of the senior convertible notes (see note 11 in the accompanying footnotes to the consolidated financial statements). As a result, there was no activity for this transaction during the year ended December 31, 2014.

Debt discount amortization expense. Debt discount amortization expense was $373 thousand for the year ended December 31, 2014, as compared to $6.5 million for the year ended December 31, 2013. For the year ended December 31, 2014, debt discount amortization primarily related to the periodic amortization of issuance costs associated with the 2013 Purchase Agreement and the write-off of such costs following the termination of the 2013 Purchase Agreement on August 25, 2014. The expense recorded for the year ended December 31, 2013 relates to the amortization of the original issue discount and deferred financing costs associated with the July 2012 Private Placement, as well as imputed interest related to discounted stock issuances in settlement of installment payments of senior secured notes.

Other income. Other income was $30 thousand for the year ended December 31, 2014. No such income was recorded during the year ended December 31, 2013. Other income is primarily due the sale of our remaining membership interest in a former subsidiary that was recorded as a cost method investment.

Interest expense. Interest expense was $245 thousand for the year ended December 31, 2013. Following the full satisfaction of obligations under the senior convertible notes during July 2013, no such expense was recorded during the year ended December 31, 2014.

Interest income. Interest income was $24 thousand and $5 thousand for the years ended December 31, 2014 and 2013, respectively, from interest earned on cash deposits.

Gain on extinguishment of debt. Gain on extinguishment of debt was $91 thousand for the year ended December 31, 2013. The gain consisted of the write-off of unamortized debt discount, unamortized debt issuance costs, embedded conversion feature liabilities, and the difference between the reacquisition price of the shares issued and the contractual conversion price of the Senior Convertible Notes (see note 11 in the accompanying footnotes to the consolidated financial statements). No such gain was recorded during the year ended December 31, 2014.

Net loss. Due to the significant impact of our non-recurring, non-cash and non-operating expenses discussed above, our annual losses of $6.5 million as of December 31, 2014 and $14.2 million as of December 31, 2013 are reflective of significant fluctuations that are unrelated to the operations of our bulk alloy business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash used in operations was $7.4 million for the year ended December 31, 2014, while cash used in operations was $5.0 million for the year ended December 31, 2013 principally due to our operating losses.  Our cash used in investing activities was $1.1 million for the year ended December 31, 2014 primarily consisting of capital expenditures to support our manufacturing efforts. Our cash provided by financing activities was $16.4 million for the year ended December 31, 2014 primarily from proceeds from stock issuances under the 2013 Purchase Agreement and stock option exercises. As of December 31, 2014, our cash balance was $10.0 million.

On August 20, 2014, we entered into the 2014 Purchase Agreement which allows us to raise up to $30,000,000 through periodic issuances of common stock over a three year period. As of December 31, 2014, we have not executed any transactions under this agreement.

On November 8, 2013, we entered into the 2013 Purchase Agreement which allowed us to raise up to $20,000,000 through periodic issuances of common stock over a three year period. During the year ended December 31, 2014, we received an aggregate of $16,000,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of our common stock at a weighted average price of $0.19 per share. This agreement was effectively terminated on August 25, 2014.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if we are unable to continue as a going concern. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that we make future equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support our operations beyond 2015 and into 2016. There is no assurance that we will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If we were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company. As of December 31, 2014, the Company did not have any off-balance sheet arrangements.

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

Licensing revenues that are one-time fees upon the granting of the license are recognized when i) the license term begins in a manner consistent with the nature of the transaction and the earnings process is complete, ii) collectability is reasonably assured or upon receipt of an upfront fee, and iii) all other revenue recognition criteria have been met. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the license. Licensing revenues that are related to royalties are recognized as the royalties are earned over the related period.

•

We value our long-lived assets at the lower of cost or fair market value. We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on our review of both qualitative and quantitative factors no significant indicators of impairment were identified during the years ended December 31, 2014 and 2013, respectively.

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

•

We account for our outstanding warrants and the embedded conversion feature of our senior convertible notes as derivatives in accordance with FASB ASC 815-10, Derivatives and Hedging, and FASB ASC 815-40, Contracts in Entity’s Own Equity. The fair value of warrants is measured at each period end using the Black-Scholes pricing model and changes in fair value during the period are reported in our earnings. The Black-Scholes pricing model requires estimates of expected volatility, expected dividends, the risk-free rate, and the expected term of the warrant. If any of the assumptions used in the valuation model change significantly, changes in the fair value of warrants may differ materially in the future from that recorded in the current period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an accounting standards update which requires that an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward under certain circumstances. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

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

Ability to Continue as a Going Concern

In August 2014, the FASB issued an accounting standards update which requires an assessment of an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently addressed by U.S. auditing standards. This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item can be found beginning on page 52 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2014 (the end of the period covered by this report).

Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2014. Management has not identified any material weaknesses in the company’s internal control over financial reporting as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Liquidmetal Technologies, Inc.

Rancho Santa Margarita, California

We have audited Liquidmetal Technologies, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity(deficit), and cash flows for the years then ended, and our report dated March 4, 2015 expressed an unqualified opinion and includes an emphasis paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

/s/SingerLewak LLP

Los Angeles, California

March 4, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of February 27, 2015:

Name	Age	Position

Thomas Steipp	64	President, Chief Executive Officer and Director

Tony Chung	45	Chief Financial Officer

Ricardo Salas	50	Executive Vice-President and Director

Bruce Bromage	60	Executive Vice-President of Business Development and Operations

Abdi Mahamedi	52	Chairman of the Board

Scott Gillis	61	Director

Bob Howard-Anderson	58	Director

Richard Sevcik	67	Director

Thomas Steipp was elected by our Board of Directors to serve as our President and Chief Executive Officer in August 2010 and was also elected to our Board of Directors in August 2010. Mr. Steipp previously served in various roles at Symmetricom, Inc., a publicly traded provider of products for communications infrastructure and systems.  Mr. Steipp served as Symmetricom’s Chief Executive Officer from December 1998 to June 2009, Chief Financial Officer from December 1998 to October 1999, and President and Chief Operating Officer of Telecom Solutions, a division of Symmetricom, from March 1998 to December 1998.  Mr. Steipp also served on Symmetricom’s Board of Directors from 1998 to 2009.  During his employment with Symmetricom, Mr. Steipp worked to transform the company from a technology holding company into a telecommunications hardware focused company, served as the company’s spokesman in working with investors, implemented a new business model, worked to reduce operating expenses, and led acquisition activities.  Mr. Steipp received his B.S. in electrical engineering from the Air Force Academy and M.S. in industrial administration from Purdue University. Mr. Steipp holds an Advanced Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization.

Tony Chung was elected by our Board of Directors to serve as our Chief Financial Officer in December 2008. Most recently, Mr. Chung served as Chief Financial Officer at BETEK Corporation, a real estate and investment subsidiary of SK Engineering and Construction, from February 2008 to December 2008 and as Chief Financial Officer of Solarcity, a company providing advanced solar technology and installation services, from March 2007 to January 2008. Mr. Chung’s primary role was to manage the overall financial operations of both companies.  Previously, Mr. Chung was employed by us as our Vice President of Finance from May 2004 to February 2007. Mr. Chung is a Certified Public Accountant and served eight years at KPMG as an Audit and Consulting Manager for several large multinational companies.  He received his B.S. degree in Business Administration from University of California Berkeley’s Haas School of Business in 1992.  Mr. Chung is also an Attorney at Law and received his J. D. degree from Pacific Coast University School of Law in 2006.

Ricardo Salas began serving as our Executive Vice-President in December 2008 and began serving on our Board of Directors in October 2010.  He previously served as our Chief Executive Officer and President from December 2005 through October 2006 and, from October 2006 to December 2008, he served as an independent consultant to the Company. Mr. Salas also served on our Board of Directors from April 1995 to May 2003.  From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry. He served as a director of CyberDefender Corporation which provides Internet security technology and remote PC repair services to the consumer and small business market, and MED3000 Group, Inc., a national provider of healthcare management and technology services. He also served as a director of VillageEDOCS, a technology company providing software-as-a-service to the financial services, healthcare, and various other industries.  Mr. Salas received a B.A. degree in Economics from Harvard College in 1986.

Bruce Bromage was elected by our Board of Directors to serve as Executive Vice President of Business Development and Operations in November 2012 after serving as a Strategic Marketing and Operations consultant with the Company since June 2012. From April 2002 to August 2010, Dr. Bromage served as Executive Vice President and General Manager of Symmetricom, a publicly traded provider of products for communications infrastructure and systems and was an officer of the company. Responsibilities during his eight years with Symmetricom included Corporate Strategy, M&A Integration, Information Technology, and General Management of the Timing, Test and Measurement Division and the Technology Realization Center.  Prior to Symmetricom, Dr. Bromage held senior executive positions with two high-technology startups and managed Strategic Business Development with Hewlett Packard. Dr. Bromage received his Ph.D. in Cognitive Psychology from the University of California, Santa Barbara in 1981 and has completed executive programs with the Stanford Graduate School of Business.

Abdi Mahamedi has served on our Board of Directors since May 2009 and became Chairman of the Board in March 2010. Since 1987, Mr. Mahamedi has served as the President and Chief Executive Officer of Carlyle Development Group of Companies (“CDG”), which develops and manages residential and commercial properties in the United States on behalf of investors worldwide.  At CDG, Mr. Mahamedi evaluates and supervises all of the investment activities and management personnel.  Prior to joining CDG, Mr. Mahamedi founded Emanuel Land Company, a subsidiary of Emanuel & Company, a Wall Street investment banking firm, and served as a managing director for Emanuel Land Company from 1986 to 1987.  In 1983, Mr. Mahamedi received his B.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania, and in 1984 he received his M.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania.

Scott Gillis was elected to our Board of Directors in August 2011 and has served as the Chairman of our Audit Committee and as a member of our Compensation Committee and our Corporate Governance and Nominating Committee since that time. Mr. Gillis, a qualified financial expert, is currently serving as Chief Operating Officer of Aequitas Capital Management, a private equity firm based in Portland, Oregon, as well as on the boards of several non-profit organizations.    From 2000- 2013 Mr. Gillis served on the boards of directors of five insurance companies: Western National Life Insurance, Variable Annuity Life Insurance, SunAmerica Life Insurance, SunAmerica Annuity and Life Insurance, and First SunAmerica Life Insurance Company.  During this time. Mr. Gillis also served as an inside director on boards of companies in the asset management, broker dealer and affordable housing industries. After working at Price Waterhouse, Siemens, and Integrated Circuits Inc., Gillis began his career at SunAmerica Life in 1985 as Director of Audit and worked through the ranks, becoming Controller in 1989 and CFO in 2004. In 2011 he was named a Senior Vice President of the SunAmerica Financial Group, a wholly-owned subsidiary of American International Group (AIG). Gillis retired from SunAmerica in January 2014. Mr. Gillis is a Certified Public Accountant, and holds a BS in Accounting from Florida State University. He holds Professional Director certifications from both the National Association of Corporate Directors and the Corporate Directors Group.

Bob Howard-Anderson began serving on our Board of Directors in February 2013. Since November 2013, Mr. Howard-Anderson has served as Chief Executive Officer of Fulham Co., Inc., a global supplier of industrial and residential lighting solutions. Since 2002, Mr. Howard-Anderson served as President and Chief Executive Office of Occam Networks, a leading provider of broadband access solutions, until its acquisition by Calix Inc. in February 2011. Previously, Mr. Howard-Anderson served as Vice President of Product Operations at Procket Networks from 2000 to 2002, where he was responsible for research and development, product management and manufacturing operations. Prior to that, Mr. Howard-Anderson was Vice President of Engineering for Sun Microsystems Inc., responsible for developing and introducing a broad portfolio of products. Prior to Sun Microsystems, he served as Vice President of Engineering at First Pacific Networks as well as Network Equipment Technology. He also held management positions at Bolt Baranek and Newman (BBN) and Octocom Inc. Mr. Howard-Anderson holds a BS in Electrical Engineering and Physics from Tufts University.

Richard Sevcik began serving on our Board of Directors in May 2013. Mr. Sevcik currently serves as President of Sevcik Consulting, which he founded in 2006 and which provides consulting services to companies that provide semiconductor products and tools to their customers for consumer-oriented products such as smart phones, tablets, digital cameras and eBooks. In addition, Mr. Sevcik currently serves on the board of directors of AnDapt, an integrated power management software and hardware provider in the consumer electronics industry. Mr. Sevcik previously served on the boards of directors of SiliconBlue Technologies from 2008 until its acquisition by Lattice Semiconductor in 2011, and Alpha and Omega Semiconductor Limited through November 2013. Mr. Sevcik received his B.S. in engineering physics from the University of Illinois and M.S. in electrical engineering from Northwestern University.

Term of Office for Directors

Each director serves a term of one-year until the next ensuing annual stockholder meeting or until his successor is duly elected or his earlier resignation or removal.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Gillis serves as the Chairman, and Mr. Sevcik and Mr. Howard-Anderson serve as the other members of, the Audit Committee. Our Board of Directors has determined that Mr. Gillis, Mr. Sevcik, and Mr. Howard-Anderson are all “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. In addition, Mr. Gillis is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and demonstrates “financial sophistication” as defined by the rules of The NASDAQ Stock Market, Inc. The Audit Committee is appointed by our Board of Directors to assist our Board of Directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2014 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2014, except that the following Form 4s were not timely filed: Form 4s for option grants made on February 5, 2014 to Messrs. Mahamedi, Gillis, Salas, Bromage, Steipp, Chung, Howard-Anderson, and Sevcik; Form 4s for sales made by Mr. Mahamedi from March 12 through April 2, 2014 and June 17 and 18, 2014; and Form 4s for sales made by Mr. Gillis on March 21 and 24, 2014.

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

Item 11. Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2014: (i) Thomas Steipp, our President and Chief Executive Officer; (ii) Tony Chung, our Chief Financial Officer; (iii) Rick Salas, our Executive Vice-President; and (iv) Bruce Bromage, our Executive Vice-President of Business Development and Operations. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2014, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2014 and 2013; (ii) the aggregate grant date fair value of stock and option awards granted during 2014 and 2013, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2014 and 2013 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2014 and 2013; (v) all other compensation for 2014 and 2013; and, finally, (vi) the dollar value of total compensation for 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Total
Thomas Steipp,	2014	$300,000	$297,000	$-	$1,142,469	(2)	$1,739,469
President and Chief Executive Officer	2013	$300,000	$137,015	$-	$303,592	(2)	$740,607
Tony Chung,	2014	$200,000	$99,000	$-	$274,547	(3)	$573,547
Chief Financial Officer	2013	$185,000	$50,154	$-	$72,956	(3)	$308,110
Ricardo Salas,	2014	$240,000	$118,800	$-	$281,154	(4)	$639,954
Executive Vice President	2013	$240,000	$63,206	$-	$74,712	(4)	$377,918
Bruce Bromage,	2014	$240,000	$118,800	$-	$479,227	(5)	$838,027
Executive Vice President- Business Development and Operations	2013	$240,000	$63,206	$-	$127,347	(5)	$430,553

(1)	Refer to note 14 in the accompanying footnotes to the financial statements for discussion of the assumptions used in the valuation of option awards.
(2)	Options to purchase 4,063,500 and 4,063,500 shares of our common stock were awarded to Mr. Steipp on February 5, 2014 and February 6, 2013, respectively.
(3)	Options to purchase 976,500 and 976,500 shares of our common stock were awarded to Mr. Chung on February 5, 2014 and February 6, 2013, respectively.
(4)	Options to purchase 1,000,000 and 1,000,000 shares of our common stock were awarded to Mr. Salas on February 5, 2014 and February 6, 2013, respectively.
(5)	Options to purchase 1,704,500 and 1,704,500 shares of our common stock were awarded to Mr. Bromage on February 5, 2014 and February 6, 2013, respectively.

For a description of the material terms of employment agreements with our named executive officers, see “Employment Agreements” below.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2014, including the number of shares underlying both exercisable and un-exercisable portions of each stock option, as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas Steipp	1,489,949	2,573,551	(1)	-	$0.08	2/6/2023	-	-	-	-
	-	4,063,500	(2)	-	$0.29	2/5/2024	-	-	-	-
	-	-		-	$-	-	1,200,000	$ 144,000	-	-
Tony Chung	162,749	618,451	(1)	-	$0.08	2/6/2023	-	-	-	-
	-	976,500	(2)	-	$0.29	2/5/2024	-	-	-	-
	50,000	50,000	(3)	-	$0.124	7/12/2020	-	-	-	-
Ricardo Salas	66,666	633,334	(1)	-	$0.08	2/6/2013	-	-	-	-
	-	1,000,000	(2)	-	$0.29	2/5/2024	-	-	-	-
	-	300,000	(3)	-	$0.124	7/12/2020	-	-	-	-
Bruce Bromage	255,675	1,079,517	(1)	-	$0.08	2/6/2023	-	-	-	-
	-	1,704,500	(2)	-	$0.29	2/5/2024	-	-	-	-

(1)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 6, 2013, and on a monthly basis following such date for the remaining four years thereof.

(2)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 5, 2014, and on a monthly basis following such date for the remaining four years thereof.

(3)	The shares underlying these grants vest 20% per year starting with the first anniversary following grant date of July 12, 2010 and the following four anniversaries thereof.

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

Mr. Steipp sold an aggregate of 400,000 shares of our common stock on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Exchange Act. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and us. On March 27, 2014, Mr. Steipp adopted a new SEC Rule 10b5-1 trading plan that allowed for the sale of 500,000 shares of common stock of the Company on August 4, 2014, and will allow for future sales of 500,000 shares of common stock of the Company on August 4, 2015.

We do not have employment agreements with any of our executive offices other than Mr. Steipp.

Change of Control Agreements

In September 2013, we entered into Change of Control Agreements with Ricardo A. Salas, our Executive Vice-President, Tony Chung, our Chief Financial Officer, and certain other executive officers who are not our named executive officers for SEC reporting purposes. The Change of Control Agreements provide that if the executive officer’s employment with us is terminated without cause during the one-year period after a change of control of Liquidmetal Technologies, then the terminated officer will receive lump sum severance compensation in an amount equal to twelve months of his then-current base salary. Under the agreements, each of the executive officers will also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease or assignment to a lower-level position. In addition, upon termination, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Gillis	$ 38,000	-	$127,479	(1)	-	-	-	$	$ 165,479
Abdi Mahamedi	$ 28,000	-	$39,362	(2)	-	-	-	$	$ 67,362
Bob Howard-Anderson	$ 26,250	-	$39,362	(3)	-	-	-	$	$ 65,612
Richard Sevcik	$ 36,250	-	$39,362	(4)	-	-	-	$	$ 75,612

(1) (2)	Mr. Gillis held options to purchase 453,414 shares of our common stock as of December 31, 2014. Mr. Mahamedi held options to purchase 430,000 shares of our common stock as of December 31, 2014.
(3)	Mr. Howard-Anderson held options to purchase 410,000 shares of our common stock as of December 31, 2014.
(4)	Mr. Sevcik held options to purchase 410,000 shares of our common stock as of December 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 27, 2015 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of February 27, 2015 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total 464,482,819 shares of our common stock were issued and outstanding as of February 27, 2015. Unless otherwise indicated, the address of all directors and named executive officers is 30452 Esperanza, Rancho Santa Margarita, California 92688.

	Common Stock
Name of Beneficial Owner	Number of Shares (1)		Percent of Class (1)

Directors and Named Executive Officers
Abdi Mahamedi	21,569,937	(2)	4.6%
Thomas Steipp	9,119,892	(3)	1.9%
Ricardo Salas	11,195,613	(4)	2.4%
Scott Gillis	112,797	(5)	*
Bob Howard-Anderson	149,666	(6)	*
Rich Sevcik	131,666	(7)	*
Bruce Bromage	781,055	(8)	*
Tony Chung	2,716,351	(9)	*
All directors and executive officers as a group (8 persons)	45,776,977		9.5%

5% Shareholders
Visser Precsion Cast, LLC	47,164,479	(10)	9.8%
5641 N Broadway
Denver, CO 80216
Furniture Rowe, LLC	47,164,479	(11)	9.8%
5641 N Broadway
Denver, CO 80216

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 27, 2015. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of February 27, 2015, or securities convertible into common stock within 60 days of February 27, 2015 are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of beneficial ownership of common stock beneficially owned is based on 464,482,819 shares of common stock outstanding as of February 27, 2015.

(2)	Includes:

(a)

13,858,908 shares of common stock and 5,037,780 shares issuable pursuant to currently exercisable warrants held of record by Carlyle Holdings, LLC. Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and a sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Holdings, LLC;

(b)	759,428 shares of common stock, 1,756,155 shares issuable pursuant to currently exercisable warrants held of record by Mr. Mahamedi; and

(c)

157,666 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of February 27, 2015. Does not include 272,334 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 27, 2015.

(3)	Includes:

(a)

4,700,688 shares of common stock, 1,200,000 shares of restricted stock awards which will vest on August 3, 2015, 510,205 shares issuable pursuant to currently exercisable warrants held of record by Mr. Steipp; and

(b)

2,708,999 issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of February 27, 2015. Does not include 5,418,001 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 27, 2015.

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

(b)	5,097,611 shares of common stock, 2,230,206 shares issuable pursuant to currently exercisable warrants held of record by Mr. Salas; and

(c)

366,666 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of February 27, 2015. Does not include 1,633,334 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 27, 2015.

(5)

Includes 105,797 shares issuable pursuant to outstanding stock options, held of record by Mr. Gillis, which are exercisable currently or within 60 days of February 27, 2015. Does not include 347,617 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 27, 2015.

(6)

Includes 149,666 shares issuable pursuant to outstanding stock options, held of record by Mr. Howard-Anderson, which are exercisable currently or within 60 days of February 27, 2015. Does not include 260,334 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 27, 2015.

(7)

Includes 131,666 shares issuable pursuant to outstanding stock options, held of record by Mr. Sevcik, which are exercisable currently or within 60 days of February 27, 2015. Does not include 278,334 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 27, 2015.

(8)

Includes 767,025 shares issuable pursuant to outstanding stock options, held of record by Mr. Bromage, which are exercisable currently or within 60 days of February 27, 2015. Does not include 2,272,667 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 27, 2015.

(9)	Includes:

(a)	1,955,549 shares of common stock and 255,103 shares issuable pursuant to currently exercisable warrants held of record by Mr. Chung; and

(b)

505,699 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of February 27, 2015. Does not include 1,352,001 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of February 27, 2015.

(10)	Includes 28,458,244 of common stock and 18,706,235 shares issuable under currently exercisable warrants.

(11)

Includes 28,458,244 of common stock and 18,706,235 shares issuable under warrants that are held of record by Visser Precision Cast, LLC. Furniture Rowe, LLC has the power to direct the voting and disposition of such shares as the sole shareholder of Visser Precision Cast, LLC.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	27,540,899	$ 0.21	2,694,087
Equity compensation plans not approved by stockholders	-	-	-
Total	27,540,899	$ 0.21	2,694,087

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2014 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available (1)
2002 Equity Incentive Plan	10,000,000	1,812,000	1,725,000	-
2012 Equity Incentive Plan	30,000,000	1,490,014	25,815,899	2,694,087
Total Stock Options	40,000,000	3,302,014	27,540,899	2,694,087

(1)	The 2002 Equity Incentive Plan expired by its terms in April 2012, resulting in no additional incentive stock option grants being available under this plan.

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

There were 1,725,000 outstanding options or stock awards at a weighted average price of $0.41 under the 2002 Plan as of December 31, 2014. There were 1,260,000 options exercisable and 1,812,000 shares had been issued upon exercise of options under the 2002 Plan as of December 31, 2014.

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

There were 25,815,899 outstanding options or stock awards at a weighted average price of $0.20 under the 2012 Plan as of December 31, 2014. There were 2,990,723 options exercisable and 1,490,014 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. John Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories and obligated IMG to pay the Company a running royalty based on its sales of licensed products through the expiration of the license on August 5, 2021.   We recognized $6 thousand and $8 thousand in royalty revenues from IMG during the years ended December 31, 2014 and December 31, 2013, respectively.

In February 2013, Mr. Abdi Mahamedi, our Chairman, converted his 58,600 shares of Series A-1 Preferred Stock and 260,710 shares of Series A-2 Preferred Stock into a total of 10,387,883 shares of our common stock, including dividends received in the form of common stock.

Mr. Thomas Steipp, our Chief Executive Officer, sold an aggregate of 400,000 shares of our common stock on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Exchange Act. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and us. On March 27, 2014, Mr. Steipp adopted a new SEC Rule 10b5-1 trading plan that allowed for the sale of 500,000 shares of our common stock on August 4, 2014, and will allow for future sales of 500,000 shares of our common stock on August 4, 2015.

In September 2013, we entered into Change of Control Agreements with Ricardo A. Salas, our Executive Vice-President, Tony Chung, our Chief Financial Officer, and certain other executive officers who are not our named executive officers for SEC reporting purposes. The Change of Control Agreements provide that if the executive officer’s employment with us is terminated without cause during the one-year period after a change of control of Liquidmetal Technologies, then the terminated officer will receive lump sum severance compensation in an amount equal to twelve months of his then-current base salary. Under the agreements, each of the executive officers will also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease or assignment to a lower-level position. In addition, upon termination, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements.

We have an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets. We, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during 2014 and 2013.

On February 27, 2013, Mr. Chitayat converted his 28,928 shares of Series A-1 Preferred Stock and 109,528 shares of Series A-2 Preferred Stock into a total of 4,626,840 shares of our common stock, including dividends received in the form of common stock.

On June 1, 2012, we entered into the Visser MTA relating to a strategic transaction for manufacturing services and financing. In November 2013, we and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As part of the May 2014 settlement of these proceedings, we granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of our intellectual property developed on or prior to May 20, 2014, for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property developed by us after the Effective Date of the agreement. The license to our intellectual property does not include the right to use the “Liquidmetal” trademark or any of our other trademarks, except in certain defined situations, as set forth in the amended and restated agreement entered into in connection with the settlement As of December 31, 2014, Visser is a greater-than-5% beneficial owner.

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

Director Independence

Our Board of Directors currently has six members – Thomas Steipp, Scott Gillis, Abdi Mahamedi, Richardo Salas, Bob Howard-Anderson, and Richard Sevcik. Our board has determined that Mr. Gillis, Mr. Sevcik, and Mr. Howard-Anderson are “independent directors” as such term is defined by the rules of the NASDAQ Stock Market, Inc. In addition, all of the members of our Compensation Committee, Corporate Governance and Nominating Committee, and Audit Committee are “independent directors” under the rules of the NASDAQ Stock Market, Inc. and the SEC applicable to members of such committees.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table summarizes the aggregate fees billed to the Company by SingerLewak, LLP, our principal accountants for professional services during the years ended December 31, 2014 and December 31, 2013, respectively:

Fees	2014	2013
Audit Fees (1)	$ 183,829	$ 146,351
Non-Audit Fees (2)	23,891	-
Total Fees	$ 207,720	$ 146,351

(1) Audit Fees.

Fees for audit services billed in 2014 consisted of:

●	Progress billings for the audits of the Company’s financial statements for 2013 and 2014; and
●	Review of the Company’s quarterly financial statements for 2014

(2) Non-Audit Fees

Fees for non-audit services billed in 2014 consisted of consent procedures performed in conjunction with the Company’s filing of registration statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a)  The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page 52.

                2. Exhibits. See Item 15(b) below.

     (b)  Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 28, 2013).

3.2	Bylaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on August 14, 2003).

3.3	Amendment to ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 21, 2011).

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

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

10.12**

Master Transaction Agreement, dated August 5, 2010, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.3 to the Form 10-Q filed on November 4, 2010).

10.13	Subscription Agreement, dated August 10, 2010, between Liquidmetal Technologies, Inc. and Norden LLC (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed on November 4, 2010).

10.14

Consent Agreement among Liquidmetal Technologies, Inc. and holders of the Series A-1 Preferred Stock and holders of the Series A-2 Preferred Stock (incorporated by reference from Exhibit 10.5 to the Form 10-Q filed on November 4, 2010).

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

10.17**

License Agreement, dated August 5, 2011, between Liquidmetal Technologies, Inc. and Innovative Materials Groups, LLC (incorporated by reference from Exhibit 10.4* on the Form 10-Q filed on August 10, 2011).

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

10.23

Master Transaction Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.32 to the Registration Statement on S-1 filed July 18, 2012)

10.24**

Manufacturing Services Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.33 to the Registration Statement on S-1 filed July 18, 2012)

10.25

Subscription Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.34 to the Registration Statement on Form S-1 filed July 18, 2012)

10.26

Security Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.35 to the Registration Statement on Form S-1 filed July 18, 2012)

10.27

Registration Rights Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.36 to the Registration Statement on Form S-1 filed July 18, 2012)

10.28

VPC Sublicense Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.37 to the Registration Statement on Form S-1 filed July 18, 2012)

10.29

6% Senior Secured Convertible Note, dated June 1, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.38 to the Registration Statement on Form S-1 filed July 18, 2012)

10.30	Common Stock Purchase Warrant, dated June 1, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.39 to the Registration Statement on Form S-1 filed July 18, 2012)

10.31	Common Stock Purchase Warrant, dated June 28, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.40 to the Registration Statement on Form S-1 filed July 18, 2012)

10.32

Amendment Number One to Master Transaction Agreement and Other Transaction Documents, dated June 15, 2012, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.41 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 3, 2012).

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

10.36

Amendment Number Two to Master Transaction Agreement and Other Transaction Documents, dated May 19, 2014, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 12, 2014).

10.37

Settlement Agreement and Mutual General Release, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 20, 2014).

10.38

Amended and Restated VPC Sublicense Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on May 20, 2014).

10.39

Amended and Restated Registration Rights Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 20, 2014).

10.40

Amended and Restated Mutual Nondisclosure Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on May 20, 2014).

10.41	Amended and Restated Common Stock Purchase Warrant, dated May 20, 2014, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.5 to the Form 8-K filed on May 20, 2014).

10.42

Registration Rights Agreement, dated August 20, 2014, between Liquidmetal Technologies, Inc. and Aspire Capital Fund, LLC. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on August 25, 2014).

10.43

Common Stock Purchase Agreement, dated August 20, 2014, between Liquidmetal Technologies, Inc. and Aspire Capital Fund, LLC. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 25, 2014).

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

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Liquidmetal Technologies, Inc.

By: Date:	/s/ Thomas Steipp Thomas Steipp President and Chief Executive Officer (Principal Executive Officer) March 4, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Steipp	President, Chief Executive Officer and Director	March 4, 2015
Thomas Steipp	(Principal Executive Officer)

/s/ Tony Chung	Chief Financial Officer	March 4, 2015
Tony Chung	(Principal Financial Officer and Principal Accounting Officer)

/s/ Abdi Mahamedi	Chairman of the Board and Director
Abdi Mahamedi

/s/ Ricardo Salas	Executive Vice-President and Director	March 4, 2015
Ricardo Salas

/s/ Scott Gillis	Director	March 4, 2015
Scott Gillis

/s/ Bob Howard-Anderson	Director	March 4, 2015
Bob Howard-Anderson

/s/ Richard Sevcik	Director	March 4, 2015
Richard Sevcik

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Liquidmetal Technologies, Inc.

Rancho Santa Margarita, California

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ SingerLewak LLP

Los Angeles, California

March 4, 2015

 LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$10,009	$2,062
Trade accounts receivable, net of allowance for doubtful accounts	83	215
Prepaid expenses and other current assets	374	412
Total current assets	$10,466	$2,689
Property and equipment, net	1,118	249
Patents and trademarks, net	669	764
Other assets	31	401
Total assets	$12,284	$4,103

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	155	361
Accrued liabilities	705	710
Convertible note, net of debt discount	-	-
Embedded conversion feature liability	-	-
Total current liabilities	$860	$1,071

Long-term liabilities
Warrant liabilities	2,005	4,921
Other long-term liabilities	856	856
Total liabilities	$3,721	$6,848

Shareholders' equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized; 464,482,819 and 375,707,190 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	464	376
Warrants	18,179	18,179
Additional paid-in capital	200,610	182,832
Accumulated equity (deficit)	(210,636)	(204,090)
Non-controlling interest in subsidiary	(54)	(42)
Total shareholders' equity (deficit)	$8,563	$(2,745)

Total liabilities and shareholders' equity (deficit)	$12,284	$4,103

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013

Revenue
Products	$565	$1,007
Licensing and royalties	38	19
Total revenue	603	1,026

Cost of revenue	483	774
Gross margin	120	252

Operating expenses
Selling, marketing, general and administrative	7,463	5,157
Research and development	1,596	1,156
Total operating expenses	9,059	6,313
Operating loss	(8,939)	(6,061)

Change in value of warrants, gain (loss)	2,700	(2,155)
Change in value of embedded conversion feature liability, gain	-	621
Debt discount amortization expense	(373)	(6,504)
Other income	30	-
Interest expense	-	(245)
Interest income	24	5
Gain on extinguishment of debt (Note 11)	-	91

Loss before income taxes	(6,558)	(14,248)

Income taxes	-	-

Net loss and comprehensive loss	(6,558)	(14,248)

Net loss attributable to non-controlling interest	12	42

Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	(6,546)	(14,206)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.01)	$(0.04)

Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.01)	$(0.04)

Number of weighted average shares - basic	441,439,018	341,451,559
Number of weighted average shares - diluted	441,439,018	341,451,559

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total
Balance, December 31, 2012	506,936	242,074,324	$-	$242	$18,179	$169,891	$(189,884)	$-	$(1,572)

Conversion of preferred stock	(506,936)	16,896,070	-	17	-	(17)	-	-	-
Common stock issuance	-	116,136,796	-	116	-	12,137	-	-	12,253
Stock option exercises	-	600,000	-	1	-	74	-	-	75
Stock-based compensation	-	-	-	-	-	213	-	-	213
Restricted stock issued to officer	-	-	-	-	-	312	-	-	312
Dividend distribution	-	-	-	-	-	222	-	-	222
Net loss	-	-	-	-	-	-	(14,206)	(42)	(14,248)

Balance, December 31, 2013	-	375,707,190	$-	$376	$18,179	$182,832	$(204,090)	$(42)	$(2,745)

Common stock issuance	-	85,355,615	-	85	-	15,915	-	-	16,000
Warrant exercises	-	1,178,000	-	1	-	225	-	-	226
Stock option exercises	-	2,242,014	-	2	-	203	-	-	205
Stock-based compensation	-	-	-	-	-	907	-	-	907
Restricted stock issued to officer	-	-	-	-	-	312	-	-	312
Reclassification of warrant liability to equity upon exercise	-	-	-	-	-	216	-	-	216
Net loss	-	-	-	-	-	-	(6,546)	(12)	(6,558)

Balance, December 31, 2014	-	464,482,819	$-	$464	$18,179	$200,610	$(210,636)	$(54)	$8,563

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013

Operating activities:
Net loss	$(6,558)	$(14,248)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	214
Gain on sale of fixed asset	(5)	-
Bad debt expense	-	11
Stock-based compensation	907	213
Restricted stock compensation issued to officer	312	312
(Gain) Loss from change in value of warrants	(2,700)	2,155
Gain from change in value of embedded conversion feature liability	-	(621)
Gain on extinguishment of debt (Note 11)	-	(91)
Debt discount amortization	373	6,504
Non-cash interest expense	-	242

Changes in operating assets and liabilities:
Trade accounts receivable	132	(162)
Prepaid expenses and other current assets	38	(83)
Other assets	(3)	-
Accounts payable and accrued expenses	(216)	577
Net cash used in operating activities	(7,419)	(4,977)

Investing Activities:
Purchases of property and equipment	(1,061)	(185)
Proceeds from sale of fixed assets	5	1
Investment in patents and trademarks	(9)	(13)
Net cash used in investing activities	(1,065)	(197)

Financing Activities:
Proceeds from exercise of stock options	205	74
Proceeds from exercise of warrants	226	-
Proceeds from stock issuance	16,000	-
Net cash provided by financing activities	16,431	74

Net increase (decrease) in cash	7,947	(5,100)

Cash at beginning of period	2,062	7,162
Cash at end of period	$10,009	$2,062

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Pre-installment payment of convertible debt through common stock issuance	-	7,187
Dividends paid in common stock upon preferred stock conversion	-	222
Financing costs paid through common stock issuance	-	373
Accrued capital expenditures	5	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

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

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc., its special-purpose wholly-owned subsidiary, Crucible Intellectual Property, and Liquidmetal Golf. All intercompany balances and transactions have been eliminated.

Non-Controlling Interest. The results of operations attributable to the non-controlling interest of Liquidmetal Golf are presented within equity and are shown separately from the Company’s equity.

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

Licensing revenues that are one time fees upon the granting of the license are recognized when i) the license term begins in a manner consistent with the nature of the transaction and the earnings process is complete, ii) when collectability is reasonably assured or upon receipt of an upfront fee, and iii) when all other revenue recognition criteria have been met. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the license. Licensing revenues that are related to royalties are recognized as the royalties are earned over the related period.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

Cash. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2014 and 2013, the Company held no deposits in such highly liquid investments.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2014, two customers represented 100%, or $83, of the total outstanding trade accounts receivable. As of December 31, 2013, three customers represented 99%, or $212, of the total outstanding trade accounts receivable. During 2014, there were four major customers, who together accounted for 84% of the revenue. During 2013, there was one major customer, who accounted for 80% of the revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. At December 31, 2014 and 2013, the Company had not recorded an allowance for doubtful accounts.

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

Intangible Assets. Intangible assets consist of the costs incurred to purchase patent rights and costs incurred to register and maintain patents and trademarks. Intangible assets are reported at cost, net of accumulated amortization. Patents and trademarks are amortized using the straight-line method over a period based on their contractual lives ranging from ten to seventeen years.

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on the Company’s review of both qualitative and quantitative factors no significant indicators of impairment were identified during the years ended December 31, 2014 and 2013, respectively.

Fair Value Measurements. The estimated fair values of financial instruments reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash and trade receivables, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their carrying value due to their short maturities. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.

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

The Company has one Level 2 financial instrument, namely warrant liabilities that are recorded at fair value on a periodic basis. Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option-pricing model. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815 (see note 12).

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

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

As of December 31, 2014, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	-	-	2,005	-

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

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $252 and $78, for the years ended December 31, 2014 and 2013, respectively.

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

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2014 and 2013.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

Recent Accounting Pronouncements.

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

3. Significant Transactions

2014 Stock Purchase Agreement

On August 20, 2014, the Company entered into a common stock purchase agreement (“2014 Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000 worth of the Company’s common stock, $0.001 par value, over the 36-month term of the 2014 Purchase Agreement.

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

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

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

From time to time over the term of the 2013 Purchase Agreement, the Company was able to, at its sole discretion, provide each of the 2013 Investors with draw down notices (each a “Draw Down Notice”) requiring them to purchase a specified dollar amount of Shares (the “Draw Down Amount”) over a five (5) consecutive trading day period commencing on the trading day specified in the applicable Draw Down Notice (the “Pricing Period”) with each draw down subject to the limitations discussed below. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice could not exceed a dollar amount equal to the lesser of (i) 300% of the average trading volume of the Company’s common stock during the ten (10) trading days immediately preceding the date the applicable Draw Down Notice was delivered (the “Applicable Draw Down Exercise Date”) multiplied by the lower of (A) the closing trade price of the Company’s common stock on the trading day immediately preceding the Applicable Draw Down Exercise Date and (B) the average of the closing trade prices of our common stock for the three (3) trading days immediately preceding the Applicable Draw Down Exercise Date (such lower price, the “Reference Price”), and (ii) a specified dollar amount set forth in the 2013 Purchase Agreement based on the Reference Price as of the Applicable Draw Down Exercise Date.

Once presented with a Draw Down Notice, each of the 2013 Investors was required to purchase such 2013 Investor’s pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for the Company’s common stock (the “VWAP”) equaled or exceeded an applicable floor price equal to the product of (i) 0.775 and (ii) the Reference Price, subject to adjustment (the “Floor Price”), provided that in no event could the Floor Price be less than $0.03875. If the VWAP fell below the applicable Floor Price on any trading day during the applicable Pricing Period, the 2013 Purchase Agreement provided that the 2013 Investors would not be required to purchase their pro rata portions of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the Shares subject to a Draw Down Notice was equal to 90% of the lowest daily VWAP that equaled or exceeded the applicable Floor Price during the applicable Pricing Period. Each purchase pursuant to a Draw Down Notice reduced, on a dollar-for-dollar basis, the Total Commitment under the 2013 Purchase Agreement.

The Company was prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeded certain caps based on trading volume and price, (ii) the sale of Shares pursuant to such Draw Down Notice caused the Company to issue or sell or the 2013 Investors to acquire or purchase an aggregate dollar value of Shares that exceeded the Total Commitment, (iii) the sale of Shares pursuant to the Draw Down Notice caused the Company to sell or the 2013 Investors to purchase an aggregate number of shares of the Company’s common stock which resulted in the collective beneficial ownership by the 2013 Investors of more than 9.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder), or (iv) the applicable Floor Price was less than $0.03875 on the Applicable Draw Down Exercise Date. The Company could not make more than one draw down in any Pricing Period and must have allowed two (2) trading days to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down.

On February 11, 2014, an initial registration statement covering 96,555,893 shares issued and issuable pursuant to the 2013 Purchase Agreement was declared effective by the SEC.

As of December 31, 2014, the Company had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share. On August 22, 2014, the Company voluntarily terminated the 2013 Purchase Agreement, effective August 25, 2014.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which the Company issued $12,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of the Company’s common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. Each monthly installment payment was payable in cash, shares of the Company’s common stock, or a combination thereof. If paid in shares, such shares were valued at the lower of (i) the then applicable conversion price or (ii) a price that was 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which the Company elected to pay in shares, whichever was lower. As of July 17, 2013, the Company had issued 163,641,547 shares of common stock in full satisfaction of the notes (see note 11).

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share (reduced to $0.19 per share under the anti-dilution and price reset provisions of the warrants, see note 12), and such warrants first became exercisable on January 2, 2013 which was six months after the issuance date thereof. In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two-year anniversary of the issuance date, the then applicable exercise price was reset to equal 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 12).

June 2012 Visser MTA

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing.

Under the manufacturing and service component of the Visser MTA, the Company had agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Under the financing component of the Visser MTA, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which were to expire on June 1, 2017 and (iii) a secured convertible promissory note in the aggregate principal amount of up to $2,000. No borrowings were made by the Company under the promissory note, and the deadline for making borrowings under the facility expired on November 15, 2012.

In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with the Visser MTA.

On May 20, 2014, the Company and Visser entered into a settlement agreement under which they agreed to terminate the existing arbitration proceedings, release each other from all claims against each other and substantially change the business relationship that had been reflected in the original Visser MTA. As part of the settlement, the parties have amended and restated the sublicense and financing components of the Visser MTA. Additionally, the manufacturing services component and remaining considerations of the Visser MTA were terminated.

Under the amended and restated sublicense agreement, the Company has granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014 (the “Effective Date”), for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date. The license to the Company’s intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

With the foregoing revised arrangements, the Company is no longer required to use Visser as its exclusive manufacturer and is free to license other manufacturers on a non-exclusive basis in any industry or geographic market as to which the Company has not previously granted an exclusive license to a third party. Any such manufacturers licensed by the Company in the future will be able both to manufacture parts for the Company and the Company’s customers, and to manufacture and sell products for their own account for such industries or markets as the Company may agree, subject to whatever royalty arrangements the Company may negotiate. The Company has not yet licensed any manufacturers other than Visser. Visser will also have the right to manufacture and sell products under the amended and restated sublicense agreement.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

The settlement amends and restates two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if the Company issued shares of its common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,706,235 shares under the anti-dilution provisions of the warrants, see note 12) at an exercise price of $0.18 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants.

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

In June 2003, the Company entered into an exclusive license agreement with LLPG, Inc. (“LLPG”).  Under the terms of the agreement, LLPG has the exclusive right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. The exclusive license agreement with LLPG expires on December 31, 2021.

In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches and all third parties (including the Company), but non-exclusive as to Apple, and the Company’s license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. The Company will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

4. Liquidity and Going Concern Issues

The Company’s cash used in operations was $7,419 for the year ended December 31, 2014, while cash used in operations was $4,977 for the year ended December 31, 2013.  The Company’s cash used in investing activities was $1,065 for the year ended December 31, 2014 primarily consisting of capital expenditures to support the manufacturing efforts of the Company. The Company’s cash provided by financing activities was $16,431 for the year ended December 31, 2014 primarily from proceeds from stock issuances under the 2013 Purchase Agreement and stock option and warrant exercises. As of December 31, 2014, the Company’s cash balance was $10,009.

On August 20, 2014, the Company entered into the 2014 Purchase Agreement which allows it to raise up to $30,000 through periodic issuances of common stock over a three year period. As of December 31, 2014, the Company has not executed any transactions under this agreement.

On November 8, 2013, the Company entered into the 2013 Purchase Agreement which allowed it to raise up to $20,000 through periodic issuances of common stock over a three year period. During the year ended December 31, 2014, the Company received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share. This agreement was effectively terminated on August 25, 2014.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if the Company were unable to continue as a going concern. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that the Company make future equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support its operations beyond 2015 and into 2016. There is no assurance that the Company will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

5. Trade accounts receivable

Trade accounts receivable were comprised of the following:

	December 31,
	2014	2013
Trade accounts receivable	$83	$215
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable, net	$83	$215

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $374 and $412 as of December 31, 2014 and December 31, 2013, respectively and primarily consists of prepaid invoices and insurance premiums that will be reclassified to expense as shipments are made to customers or services are provided.

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013

Machinery and equipment	$1,903	$1,107
Computer equipment	218	203
Office equipment, furnishings, and improvements	531	277
Total	2,652	1,587
Accumulated depreciation	(1,534)	(1,338)
Total property and equipment, net	$1,118	$249

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

Depreciation expense for the years ended December 31, 2014 and 2013 were $197 and $96, respectively, and is included in selling, marketing and general and administrative expense in the consolidated statements of operations and comprehensive loss.

8. Patents and trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2014	2013

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,664	1,664
Trademarks	148	139
Total	2,378	2,369
Accumulated amortization	$(1,709)	$(1,605)
Total intangible assets, net	$669	$764

Amortization expense was $104 and $118 for the years ended December 31, 2014 and 2013, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2015	99
2016	97
2017	85
2018	85
2019	82
Thereafter	221
$669

Accumulated amortization for the years ended December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013

Purchased and licensed patent rights	$(500)	$(483)
Internally developed patents	(1,103)	(1,022)
Trademarks	(106)	(100)
Total	$(1,709)	$(1,605)

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

The weighted average amortization periods for the years ended December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

In addition to the purchased and licensed patents, the Company has capitalized legal and registration costs incurred to obtain and maintain the respective patents. The Company currently holds various patents and numerous pending patent applications in the United States, as well as numerous foreign counterparts to these patents outside of the United States.

9. Accrued Liabilities

Accrued liabilities totaled $705 and $710 as of December 31, 2014 and December 31, 2013, respectively. Included within these totals are employee related accruals for normal wages, bonuses, and vacation liabilities, of $567 and $511, as well as accrued audit fees of $95 and $67 as of December 31, 2014 and 2013, respectively. In addition, as of December 31, 2014 and 2013, respectively, $43 and $39 of deferred straight-line rent liabilities existed related to the Company’s warehouse and office facility lease. The 2013 total also includes $93 for remaining payments to be made under financed insurance premiums, which were all paid by the Company during 2014.

10. Other Long-Term Liabilities

Other Long-term Liabilities balance of $856 and $856 as of December 31, 2014 and 2013, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

11. Convertible Notes, Embedded Conversion Feature Liability, and Gain on Extinguishment of Debt

On July 2, 2012, the Company entered into the July 2012 Private Placement for $12,000 in principal amount of senior convertible notes due on September 1, 2013 (see note 3). The notes were convertible at any time at the option of the holders, into shares of the Company’s common stock at a conversion price of $0.352 per share. Pursuant to ASC 815-40, due to the anti-dilution provision of the convertible notes, the conversion feature of the convertible notes was not indexed to the Company’s own stock and was bifurcated and recognized as a derivative liability in the consolidated balance sheets and measured at fair value. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012.

The embedded conversion feature liability and warrants issued in connection with the senior convertible notes were valued utilizing the Monte Carlo simulation and Black-Scholes pricing model at $8,865 and $5,053, respectively, totaling $13,918 as of July 2, 2012. $12,000 of this total was recorded as debt discount and the excess of the face value of the embedded conversion feature liability and warrants of $1,918 was booked to debt discount amortization on July 2, 2012.

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

Interest expense on the Senior Convertible Notes was $0 and $242 for the years ended December 31, 2014 and 2013, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

12. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statement of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA (see note 3). These warrants had an original exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of paying down our convertible notes with common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.18 as of December 31, 2013 and December 31, 2014. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 18,562,825 and 18,706,235 as of December 31, 2013 and December 31, 2014, respectively. As of December 31, 2014, these warrants were valued at $1,053 using the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 2.42 years, (ii) volatility of 97%, (iii) risk-free interest rate of 1.10%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the years ended December 31, 2014 and 2013 was a gain (loss) of $1,506 and $(1,299), respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the 2013 Purchase Agreement, which resulted in an anti-dilution impact, as well as contractually defined price resets following the second anniversary of the July 2012 Private Placement, the exercise price of these warrants was reduced to $0.19 as of December 31, 2014. As of December 31, 2014, these warrants were valued at $952 using the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 2.50 years, (ii) volatility of 96%, (iii) risk-free interest rate of 1.10%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the years ended December 31, 2014 and 2013 was a gain (loss) of $1,194 and $(856), respectively.

On July 8, 2014, an investor party to the July 2012 Private Placement exercised 1,178,000 warrants at an exercise price of $0.19 per share. Upon exercise, the Company received $226, and the associated warrant liability of $216 was reclassified to additional paid in capital.

The following table summarizes the change in the Company’s warrant liability for the year ended December 31, 2014:

	Visser MTA	July 2, 2012
	Agreement	Private Placement	Total

Beginning Balance - December 31, 2013	$2,559	$2,362	4,921
Change in value of warrant liability, gain	$(1,506)	$(1,194)	(2,700)
Reclassification to equity upon warrant exercise	-	(216)	(216)
Ending Balance - December 31, 2014	$1,053	$952	$2,005

As of December 31, 2014 and 2013, the Company had 66,057,792 and 67,092,382 warrants outstanding, respectively. As of December 31, 2014 and 2013, the Company valued the 36,278,235 and 37,312,825 warrants classified as liabilities using the Black-Scholes model and recorded $2,005 and $4,921 respectively, in warrant liabilities. The change in fair value of warrants resulted in a total non-cash gain (loss) of $2,700 and $(2,155) for the years ended December 31, 2014 and 2013, respectively.

The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model under the following assumptions:

	December 31,
	2014	2013
Expected life in years	2.42 - 2.50	3.42 - 3.50
Volatility	96% - 97%	142% - 143%
Risk-free interest rate	1.10%	1.75%
Dividend rate	0%	0%

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

As of December 31, 2014, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

208,334	$0.480	July 15, 2015
29,571,223	$0.490	July 15, 2015
18,706,235	$0.176	June 1, 2017
17,572,000	$0.192	July 2, 2017
66,057,792

13. Shareholders’ Deficit

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA (see note 3).

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

In connection with the execution of the November 8, 2013 Common Stock Purchase Agreement, the Company issued to each of the investors a pro rata portion of 2,666,667 shares of the Company’s common stock. During the year ended December 31, 2014, the Company received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share (see note 3).

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of December 31, 2013 and December 31, 2014. These warrants do not contain anti-dilution provisions and are reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment. Warrants classified as equity were recorded at $18,179 as of December 31, 2013 and December 31, 2014. Such warrants have an exercise price ranging between $0.48 and $0.49 and expire on July 15, 2015.

14. Stock Compensation Plan

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock may be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that have been granted prior to its expiration. As of December 31, 2014, there were 1,725,000 options outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of thirty million shares of the Company’s common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During 2014, the Company granted options to purchase 15,292,914 shares, with total options outstanding of 28,815,899 as of December 31, 2014.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $1,219 and $525 for the years ended December 31, 2014 and 2013, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $3,090 and $487 for the years ended December 31, 2014 and 2013, respectively.

On August 3, 2010, in conjunction with an employment agreement with Thomas Steipp, the Company’s Chief Executive Officer, the Company also granted an aggregate of 6,000,000 restricted shares of the Company’s common stock, which will ratably vest each year over five years. During the years December 31, 2014 and 2013, the Company recorded $312 and $312, respectively, of compensation expense related to Mr. Steipp’s restricted shares.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.

December 31,
	2014	2013

Expected volatility	157.24% - 179.87%	128.55% - 168.09%
Expected dividends	-	-
Expected term (in years)	5.50-7.50	6.32 - 9.61
Risk-free rate	1.65% - 2.22%	1.26% - 2.49%

Expected volatilities are based on historical volatility expected over the expected life of the options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Forfeiture rates of 7.01% and 28.3% were used for options granted during the years ended December 31, 2014 and 2013, respectively. The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2012	3,722,000	0.36
Granted	13,317,500	0.08
Exercised	(600,000)	0.12
Forfeited	(605,000)	0.20
Expired	(100,000)	2.49
Options outstanding at December 31, 2013	15,734,500	0.13
Granted	15,292,914	0.29
Exercised	(2,242,014)	0.09
Forfeited	(1,219,501)	0.20
Expired	(25,000)	1.43
Options outstanding at December 31, 2014	27,540,899	$0.21	8.3	$450
Options exercisable at December 31, 2014	4,250,723	$0.21	6.3	$123
Options unvested at December 31, 2014	23,290,176	$0.21	8.7	$327
Options vested or expected to vest at December 31, 2014	22,593,015	$0.22	8.3	$327

The following table provides supplemental data on stock options for the years ended December 31, 2013 and 2014:

	December 31,
	2014	2013

Weighted average grant date fair value per option granted	$0.28	$0.08
Fair value of options vested	385	54
Cash from participants to exercise stock options	205	74
Intrinsic value of options exercised	385	22

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2014:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Numbers of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00 - 0.10	10,444,985	8.11	$0.08	2,849,723	8.11	$0.08
0.11 - 2.33	17,095,914	8.49	0.29	1,401,000	2.71	0.48

Total	27,540,899			4,250,723

The Company’s non-vested options at the beginning and ending of fiscal year 2014 had weighted-average grant-date fair values of $0.09 and $0.21 per option, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

15. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2014	2013

Loss carry forwards	$53,310	$50,165
Derivative valuations	(178)	891
NQSO	1,111	628
Tax Credits	433	431
Other	272	259
Total deferred tax asset	54,948	52,374

Valuation allowance	(54,948)	(52,374)
Total deferred tax asset, net	-	-

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2014	2013

Expected federal tax benefit	-34.0%	-34.0%
Permanent items	0.1%	0.1%
Net operating loss utilized or expired	0.0%	0.0%
Increase in valuation allowance and others	33.9%	33.9%
Total deferred tax asset	0%	0%

As of December 31, 2014, the Company had approximately $134.6M of net operating loss (“NOL”) carryforwards for U.S. federal income tax and state tax purposes expiring in 2018 through 2034, and 2015 through 2034, respectively. The Company and Liquidmetal Golf, Inc. filed on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $35.9 in federal NOL carryforwards, expiring in 2018 through 2029.

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2014, deferred tax assets do not include approximately $96 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $96 if and when such excess tax benefits are realized.

As of December 31, 2014, the Company had approximately $189 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2030. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law.

Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. As a result of the completion of the complex analysis required by the IRC to determine if an ownership change has occurred, the Company has determined that its annual NOL carryforward limitation under Section 382 of the IRC is $764 per year.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the year ended December 31, 2014 and 2013.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

As of December 31, 2014, the tax years 2012 through 2013, and 2009 through 2013 are subject to examination by the federal and California taxing authorities, respectively.

16. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 27,540,899 shares of common stock at prices ranging from $0.08 to $2.33 per share were outstanding at December 31, 2014, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 15,734,500 shares of common stock at prices ranging from $0.08 to $2.33 per share were outstanding at December 31, 2013, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 66,057,792 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at December 31, 2014 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 67,092,382 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at December 31, 2013 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

17. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of December 31, 2014 and 2013, the Company has recorded $43 and $39, respectively, of deferred rent expenses. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Minimum Payments

2015	197
2016	206
2017	212
2018	217
2019	242
Thereafter	847
Total	$1,921

Rent expense was $204 and $200 for the years ended December 31, 2014 and 2013, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

(in thousands, except share and per share data)

19. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. John Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $6 and $8 in royalty revenues from IMG during years ended December 31, 2014 and December 31, 2013, respectively.

In February 2013, Mr. Abdi Mahamedi, the Company’s Chairman, converted his 58,600 shares of Series A-1 Preferred Stock and 260,710 shares of Series A-2 Preferred Stock into a total of 10,387,883 shares of the Company’s common stock, including dividends received in the form of common stock.

Mr. Thomas Steipp, the Company’s Chief Executive Officer, sold an aggregate of 400,000 shares of the common stock of the Company on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of Company restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and the Company. On March 27, 2014, Mr. Steipp adopted a new SEC Rule 10b5-1 trading plan that allowed for the sale of 500,000 shares of common stock of the Company on August 4, 2014, and will allow for future sales of 500,000 shares of common stock of the Company on August 4, 2015.

In September 2013, the Company entered into Change of Control Agreements with Ricardo A. Salas, the Company’s Executive Vice-President, Tony Chung, the Company’s Chief Financial Officer, and certain other executive officers who are not named executive officers of the Company for SEC reporting purposes. The Change of Control Agreements provide that if the executive officer’s employment with the Company is terminated without cause during the one-year period after a change of control of the Company, then the terminated officer will receive lump sum severance compensation in an amount equal to twelve months of his then-current base salary. Under the agreements, each of the executive officers will also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease or assignment to a lower-level position. In addition, upon termination, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during the years ended December 31, 2014 or 2013.

On February 27, 2013, Mr. Chitayat converted his 28,928 shares of Series A-1 Preferred Stock and 109,528 shares of Series A-2 Preferred Stock into a total of 4,626,840 shares of the Company’s common stock, including dividends received in the form of common stock.

On June 1, 2012, the Company entered into the Visser MTA relating to a strategic transaction for manufacturing services and financing. In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As part of the May 2014 settlement of these proceedings, the Company has granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014, for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date of the agreement. The license to the Company’s intellectual property does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement entered into in connection with the settlement (see note 3). As of December 31, 2014, Visser is a greater-than-5% beneficial owner of the Company.

20. Subsequent Events

2015 Equity Incentive Plan

On January 27, 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”), which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2015 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of forty million shares of the Company’s common stock may be granted under the 2015 Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. The 2015 Plan is pending approval of the Company’s shareholders, which will be subject to vote at the 2015 Annual Shareholders’ Meeting.

Line of Credit Facility

On February 24, 2015, the Company entered into a $2,000 line of credit facility with a commercial banking relationship. The Company may utilize the facility at any time for general business purposes. The facility will be fully secured with deposits held at the counterparty.