Form 10-Q
period 2015-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2015-05-05
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes   ☐    No  ☒

The number of common shares outstanding as of May 1, 2015 was 464,482,819.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2015

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2014 entitled “Risk Factors,” as well as the following risks and uncertainties:

●	Our ability to fund our operations in the long-term through financing transactions on terms acceptable to us, or at all;
●	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
●	Our limited history of developing and selling products made from our bulk amorphous alloys;
●	Our limited history of licensing our technology to third parties;
●	Lengthy customer adoption cycles and unpredictable customer adoption practices;
●	Our ability to identify, develop, and commercialize new product applications for our technology;
●	Competition from current suppliers of incumbent materials or producers of competing products;
●	Our ability to identify, consummate, and/or integrate strategic partnerships;
●	The potential for manufacturing problems or delays; and
●	Potential difficulties associated with protecting or expanding our intellectual property position.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TABLE OF CONTENTS

PART I - Financial Information

Item 1 – Financial Statements	4
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statement of Stockholders’ Equity
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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$6,200	$10,009
Restricted cash	2,005	-
Trade accounts receivable, net of allowance for doubtful accounts	21	83
Prepaid expenses and other current assets	381	374
Total current assets	$8,607	$10,466
Property and equipment, net	1,139	1,118
Patents and trademarks, net	644	669
Other assets	31	31
Total assets	$10,421	$12,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	246	155
Accrued liabilities	655	705
Total current liabilities	$901	$860

Long-term liabilities:
Warrant liabilities	2,166	2,005
Other long-term liabilities	856	856
Total liabilities	$3,923	$3,721

Stockholders' equity:
Convertible, redeemable Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014.	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized; 464,482,819 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	464	464
Warrants	18,179	18,179
Additional paid-in capital	201,025	200,610
Accumulated deficit	(213,114)	(210,636)
Non-controlling interest in subsidiary	(56)	(54)
Total stockholders' equity	6,498	8,563

Total liabilities and stockholders' equity	$10,421	$12,284

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue
Products	$23	$156
Licensing and royalties	3	4
Total revenue	26	160

Cost of sales	19	140
Gross profit	7	20

Operating expenses
Selling, marketing, general and administrative	1,852	1,851
Research and development	482	334
Total operating expenses	2,334	2,185
Operating loss	(2,327)	(2,165)

Change in value of warrants, loss	(161)	(1,726)
Debt discount amortization expense	-	(21)
Interest income	8	-

Net loss	(2,480)	(3,912)

Net loss attributable to non-controlling interest	2	3
Net loss and comprehensive loss attributable to Liquidmetal Technologies stockholders	$(2,478)	$(3,909)

Net loss per common share attributable to Liquidmetal Technologies stockholders, basic and diluted	$(0.01)	$(0.01)

Number of weighted average shares - basic and diluted	464,482,819	387,601,876

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2015

(in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balance, December 31, 2014	-	464,482,819	$464	$18,179	$200,610	$(210,636)	$(54)	$8,563

Stock-based compensation					337			337
Restricted stock issued to officer					78			78
Net loss						(2,478)	(2)	(2,480)

Balance, March 31, 2015	-	464,482,819	$464	$18,179	$201,025	$(213,114)	$(56)	$6,498

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Operating activities:
Net loss	$(2,480)	$(3,912)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	52
Stock-based compensation	337	171
Restricted stock compensation issued to officer	78	78
Loss from change in value of warrants	161	1,726
Debt discount amortization	-	21

Changes in operating assets and liabilities:
Trade accounts receivable	62	109
Prepaid expenses and other current assets	(7)	152
Accounts payable and accrued expenses	46	(150)
Net cash used in operating activities	(1,688)	(1,753)

Investing Activities:
Purchases of property and equipment	(116)	-
Increase in restricted cash	(2,005)	-
Investment in patents and trademarks	-	(1)
Net cash used in investing activities	(2,121)	(1)

Financing Activities:
Proceeds from exercise of stock options	-	146
Proceeds from stock issuance	-	6,500
Net cash provided by financing activities	-	6,646

Net (decrease) increase in cash	(3,809)	4,892

Cash at beginning of period	10,009	2,062
Cash at end of period	$6,200	$6,954

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

1. Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology company that develops and commercializes products made from amorphous alloys. The Company’s family of alloys consists of a variety of bulk alloys and composites that utilize the advantages offered by amorphous alloys technology. The Company designs, develops and sells products and components from bulk amorphous alloys to customers in various industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products. The Company believes that its proprietary bulk alloys are the only commercially viable bulk amorphous alloys currently available in the marketplace.

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

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy products, which include non-consumer electronic devices, medical products, automotive components, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, iii) product licensing and royalty revenue, and iv) research and development revenue. The Company expects the overall mix of these sources of revenue to continue to change with the on-going development and commercialization of the Company's technology.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2015 and March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2015.

Revenue Recognition

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
For the Three Months Ended March 31, 2015 and 2014

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

The Company has one financial instrument, namely warrant liabilities that are recorded at fair value on a periodic basis using Level 2 measurement inputs. Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option pricing model. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815 (see note 8).

As of March 31, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	2,166	-	2,166	-

As of December 31, 2014, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	2,005	-	2,005	-

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

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

3. Significant Transactions

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility which expires on February 13, 2016, subject to annual renewals. Amounts available under this facility are secured by cash collateral. Such collateral is included as restricted cash on the Company’s consolidated balance sheet. To date there have been no borrowings under this arrangement.

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of March 31, 2015, there have been no transactions under this agreement.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

4. Liquidity and Capital Resources

For the three months ended March 31, 2015, the Company’s cash used in operations was $1,688, cash used in investing activities was $2,121, primarily consisting of capital expenditures to support the Company’s manufacturing efforts and increases in restricted cash to support the line of credit facilities, and cash provided by financing activities was zero. As of March 31, 2015, the Company’s cash balance was $6,200 and its restricted cash balance was $2,005.

In February 2015, the Company entered into a $2,000 line of credit facility that will be used to fund future capital expenditures and general operations over the access period. To date there have been no borrowings under this arrangement. This line of credit is secured by cash collateral and will terminate on February 13, 2016, subject to annual renewals.

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

The Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations through the end of 2015. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that the Company make future equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support its operations beyond 2015 and into 2016. There is no assurance that the Company will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $381 and $374 as of March 31, 2015 and December 31, 2014, respectively and primarily consisted of prepaid invoices and insurance premiums that will be reclassified to expense as shipments are made to customers or services are provided.

6. Patents and Trademarks, net

Net patents and trademarks totaled $644 and $669 as of March 31, 2015 and December 31, 2014, respectively, and it primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $25 and $27 for the three month periods ended March 31, 2015 and 2014, respectively.

7. Accrued Liabilities

Accrued liabilities totaled $655 and $705 as of March 31, 2015 and December 31, 2014, respectively. The reduction in the period end liabilities between periods was due to the payout of year-end employee compensation accruals during the three-months ended March 31, 2015, off-set by lower accruals for similar services as of March 31, 2015.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

8. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statement of operations and comprehensive loss due to the price-based anti-dilution rights of the warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see note 3). These warrants had an original exercise price of $0.22 per share, expire on June 1, 2017 and were originally valued at $4,260. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of paying down the Senior Convertible Notes with common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.18 as of March 31, 2015 and December 31, 2014. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 18,706,235 as of March 31, 2015 and December 31, 2014. As of March 31, 2015, these warrants were valued at $1,136 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 2.17 years, (ii) volatility of 99%, (iii) risk-free interest rate of 0.9%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three months ended March 31, 2015 was a loss of $83.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock related to the July 2012 Private Placement (see note 3). These warrants have an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the 2013 Purchase Agreement, which resulted in an anti-dilution impact, as well as contractually defined price resets following the second anniversary of the July 2012 Private Placement, the exercise price of these warrants was reduced to $0.19 as of March 31, 2015. As of March 31, 2015, these warrants were valued at $1,030 under the Black Sholes valuation model utilizing the following assumptions: (i) expected life of 2.26 years, (ii) volatility of 98%, (iii) risk-free interest rate of 0.9%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three months ended March 31, 2015 was a loss of $78.

The following table summarizes the change in the Company’s warrant liability as of March 31, 2015:

	Visser MTA	July 2, 2012
	Agreement	Private Placement	Total

Beginning Balance - December 31, 2014	$1,053	$952	2,005
Change in value of warrant liability, loss	83	78	161
Ending Balance - March 31, 2015	$1,136	$1,030	$2,166

The Company had warrants to purchase 66,057,792 shares of common stock outstanding as of both March 31, 2015 and December 31, 2014. Of these, warrants to purchase 36,278,235 shares were valued and classified as a liability under FASB ASC 815.

9. Other Long-term Liabilities

Other long-term liabilities balance was $856 as of March 31, 2015 and December 31, 2014, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

10. Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that had been granted prior to its expiration. The Company had outstanding grants of options to purchase 1,660,000 and 1,725,000 shares of the Company’s common stock as of March 31, 2015 and December 31, 2014, respectively.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan, with the approval of the stockholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2015, the Company granted options to purchase 1,795,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 27,585,400 and 28,815,899 shares of the Company’s common stock as of March 31, 2015, and December 31, 2014, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

On January 27, 2015, the Company adopted the 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2015, the Company granted options to purchase 15,200,000 shares of common stock, which represent the total outstanding option grants under the 2015 Equity Incentive Plan as of March 31, 2015.

Stock based compensation expense attributable to these plans was $337 and $171 for the three months ended March 31, 2015 and March 31, 2014, respectively. The increase was due to higher grant date fair values associated with 2014 and 2015 stock option grants.

11. Stockholders’ Equity

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see note 3).

Pursuant to the terms of the Company’s Senior Convertible Notes issued in the July 2012 Private Placement, the Company opted to pay the twelve monthly installment payments prior to the September 1, 2013 maturity date with shares of the Company’s common stock. Upon final settlement, the Company had issued 163,641,547 shares of common stock at a weighted average conversion price of $0.0774, for the twelve installment payments due under the notes, consisting of $12,000 principal and $680 of interest (see notes 3).

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
For the Three Months Ended March 31, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of March 31, 2015 and December 31, 2014. Due to extension of the expiration date of these warrants, they no longer contain anti-dilution provisions and are reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment. Warrants classified as equity were recorded at $18,179 as of March 31, 2015 and December 31, 2014. Such warrants have exercise prices ranging between $0.48 and $0.49 and expire on July 15, 2015.

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock of Liquidmetal Golf. As of March 31, 2015, non-controlling interest was a deficit of $56. The December 31, 2014 non-controlling interest was a deficit of $54.

12. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 44,445,400 shares of common stock, at prices ranging from $0.08 to $1.44 per share, were outstanding at March 31, 2015, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 66,057,792 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at March 31, 2015 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of March 31, 2015 and December 31, 2014, the Company has recorded $61 and $43, respectively, of deferred rent expenses.

Rent expense was $56 and $50 for the three months ended March 31, 2015 and 2014, respectively.

14. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0 and $4 in royalty revenues from IMG during the three months ended March 31, 2015, and March 31, 2014, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

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

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during the three- months ended March 31, 2015 or 2014.

On June 1, 2012, the Company entered into the Visser MTA relating to a strategic transaction for manufacturing services and financing. In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As part of the May 2014 settlement of these proceedings, the Company has granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014, for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date of the agreement. The license to the Company’s intellectual property does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement entered into in connection with the settlement (see note 3). As of March 31, 2015, Visser is a greater-than-5% beneficial owner of the Company.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. All amounts described in this section are in thousands, except share and per share data.

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, and Form 8-K and other filings). Liquidmetal Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The settlement amends and restates two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,706,235 shares under the anti-dilution provisions of the warrants, see note 8) at an exercise price of $0.18 per share as of March 31, 2015. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants. These warrants expire on June 1, 2017.

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

Our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

	For the three months ended March 31,

	2015		2014
	(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$23		$156
Licensing and royalties	3		4
Total revenue	26		160

Cost of sales	$19	83%	140	90%

Gross margin	7	30%	20	13%

Selling, marketing, general and administrative	1,852	8052%	1,851	1187%
Research and development	482	2096%	334	214%

Operating loss	(2,327)		(2,165)

Change in value of warrants, loss	(161)		(1,726)
Debt discount amortization expense	-		(21)
Interest income	8		-
Net loss	(2,480)		(3,912)

In discussing our results of our operations, we have categorized the specific items of our consolidated statements of operations into various categories to facilitate the understanding of our core business operations. Explanations of each category as well as analyses of specific items contained in that category are discussed below:

Operating revenue and expenses

The “Operating revenue and expenses” category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

Revenue. Total revenue decreased to $26 for the three months ended March 31, 2015 from $160 for the three months ended March 31, 2014. The decrease for the period was primarily attributable to a reduction in research and development services to licensees during 2015 as a result of a shift towards prototyping activities with potential customers to support the commercialization of our technology.

Cost of sales. Cost of sales was $19, or 83% of products revenue, for the three months ended March 31, 2015, a decrease from $140, or 90% of products revenue, for the three months ended March 31, 2014. The decrease in our cost of sales is primarily attributable to the decrease in revenue, as discussed above. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to products revenue, than would otherwise be incurred by contract manufacturers. Therefore, our cost of sales as a percentage of products revenue may not be representative of our future cost percentages. When we begin increasing our products revenues with shipments of routine, commercial parts through our manufacturing facility or third party contract manufacturers, we expect our cost of sales percentages to stabilize and be more predictable.

Gross margin. Our gross margin decreased to $7 from $20 for the three month periods ended March 31, 2015 and 2014, respectively. Our gross margin, as a percentage of products revenue, increased to 30% from 13% for the three month periods ended March 31, 2015 and 2014, respectively. As discussed above under “Cost of sales”, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to revenue, than would otherwise be incurred by contract manufacturers. As such, our gross margin percentages may fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial parts through our manufacturing facility or third party contract manufacturers, we expect our cost of sales percentages to stabilize and be more predictable.

Selling, Marketing, General and Administrative. Selling, marketing, general and administrative expenses were $1,852 for the three months ended March 31, 2015, compared to $1,851 for the three months ended March 31, 2014.

Research and Development. Research and development expenses increased to $482 for the three months ended March 31, 2015, from $334 for the three months ended March 31, 2014. The increase from the prior year was mainly due to additional research projects and additional personnel hires to support our manufacturing and process development efforts. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,327 for the three month period ended March 31, 2015. This compares to $2,165 for the three month period ended March 31, 2014. The increase in our operating loss is primarily attributable to the increase in operating expenses, as discussed above.

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

Change in Value of Warrants. The change in value of warrants was a non-cash loss of $161 for the three months ended March 31, 2015. This compares to a non-cash loss of $1,726 for the three months ended March 31, 2014. These losses result from periodic valuation adjustments related to fluctuations in our stock price for warrants issued in connection with the Visser MTA Agreement and our Senior Convertible Notes issued in our private placement that closed in July 2012, as further described in note 3 to the accompanying financial statements (the “July 2012 Private Placement”). Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Debt Discount Amortization. Debt discount amortization expense was $0 and $21 of non-cash expense for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2014, debt discount amortization primarily related to the periodic amortization of issuance costs associated with the 2013 Purchase Agreement. No such costs were incurred during the three-months ended March 31, 2015 following the termination of the 2013 Purchase Agreement in the third quarter of 2014.

Interest Income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $8 and $0 for the three month periods ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 2015, our cash used in operations was $1,688, cash used in investing activities was $2,121, primarily due to increases in restricted cash to support line of credit facilities, and cash provided by financing activities was $0. As of March 31, 2015, our cash balance was $6,200 and restricted cash was $2,005, as compared to $10,009 in cash and $0 in restricted cash as of December 31, 2014.

In February 2015, we entered into a $2,000 line of credit facility that will be used to fund future capital expenditures and general operations over the access period. To date there have been no borrowings under this arrangement. This line of credit is secured by cash collateral and will terminate on February 13, 2016, subject to annual renewals.

On August 20, 2014, we entered into a common stock purchase agreement (“2014 Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000 worth of our common stock, $0.001 par value, over the 36-month term of the 2014 Purchase Agreement.

From time to time over the term of the 2014 Purchase Agreement, we may, in our sole discretion, provide Aspire Capital with a regular purchase notice (each a “Regular Purchase Notice”) directing Aspire Capital to purchase up to 1,000,000 shares, but not to exceed $400, of our common stock per trading day at a price per share equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date. In addition, on any date on which we submit a Regular Purchase Notice to Aspire Capital for the purchase of at least 500,000 shares at a price above $0.30, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares that we may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of March 31, 2015, there have been no transactions under the 2014 Purchase Agreement.

On November 8, 2013, we entered into the 2013 Purchase Agreement which allowed us to raise up to $20,000 through periodic issuances of common stock over a three year period. During the year ended December 31, 2014, we received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share. This agreement was effectively terminated on August 25, 2014.

We anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations through the end of 2015. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that we make future equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support our operations beyond the end of 2015 and into 2016. There is no assurance that we will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If we were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our line of credit facility provides for a fixed interest rate of 2.1% per annum on all outstanding borrowings. A change in interest rates impacts the fair value of our outstanding debt under the line of credit facility but has no impact on interest incurred or cash flows.  To date there have been no borrowings under our line of credit facility.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies Inc. since the filing of the 2014 Annual Report.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2014 Annual Report.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 5, 2015	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2015	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)