Form 10-Q
period 2015-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2015-08-06
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

The number of common shares outstanding as of July 31, 2015 was 473,149,485.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2015

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
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	24

Item 4 – Controls and Procedures	24

PART II – Other Information

Item 1 – Legal Proceedings	26

Item 1A – Risk Factors	26

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3 – Defaults Upon Senior Securities	26

Item 4 – Mine Safety Disclosures	26

Item 5 – Other Information	26

Item 6 – Exhibits	27

Signatures	28

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$5,284	$10,009
Restricted cash	2,005	-
Trade accounts receivable, net of allowance for doubtful accounts	13	83
Inventory	65	-
Prepaid expenses and other current assets	203	374
Total current assets	$7,570	$10,466
Property and equipment, net	1,147	1,118
Patents and trademarks, net	619	669
Other assets	137	31
Total assets	$9,473	$12,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$114	$155
Accrued liabilities	912	705
Deferred revenue	4	-
Short-term debt	200	-
Total current liabilities	$1,230	$860

Long-term liabilities:
Warrant liabilities	1,817	2,005
Other long-term liabilities	856	856
Total liabilities	$3,903	$3,721

Stockholders' equity:
Convertible, redeemable Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014.	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized; 470,149,485 and 464,482,819 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	470	464
Warrants	18,179	18,179
Additional paid-in capital	202,176	200,610
Accumulated deficit	(215,197)	(210,636)
Non-controlling interest in subsidiary	(58)	(54)

Total stockholders' equity	5,570	8,563

Total liabilities and stockholders' equity	$9,473	$12,284

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue
Products	$15	$121	$38	$277
Licensing and royalties	24	32	27	36
Total revenue	39	153	65	313

Cost of sales	133	75	152	215
Gross margin	(94)	78	(87)	98

Operating expenses
Selling, marketing, general and administrative	1,891	2,021	3,743	3,872
Research and development	455	392	937	726
Total operating expenses	2,346	2,413	4,680	4,598
Operating loss	(2,440)	(2,335)	(4,767)	(4,500)

Change in value of warrants, gain (loss)	349	(145)	188	(1,871)
Debt discount amortization expense	-	(31)	-	(52)
Interest income	6	2	14	2

Net loss	(2,085)	(2,509)	(4,565)	(6,421)

Net loss attributable to non-controlling interest	2	5	4	8
Net loss and comprehensive loss attributable to Liquidmetal Technologies' stockholders	$(2,083)	$(2,504)	$(4,561)	$(6,413)

Net loss per common share attributable to Liquidmetal Technologies' stockholders, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Number of weighted average shares- basic and diluted	466,371,708	449,401,890	465,427,263	418,501,883

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2015

(in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2014	-	464,482,819	$464	$18,179	$200,610	$(210,636)	$(54)	$8,563

Common stock issuance		5,500,000	6		682			688
Stock option exercises		166,666			13			13
Stock-based compensation					715			715
Restricted stock issued to officer					156			156
Net loss						(4,561)	(4)	(4,565)

Balance, June 30, 2015	-	470,149,485	$470	$18,179	$202,176	$(215,197)	$(58)	$5,570

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2015	2014

Operating activities:
Net loss	$(4,565)	$(6,421)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241	104
Gain on sale of fixed asset	-	(5)
Stock-based compensation	715	426
Restricted stock compensation issued to officer	156	156
(Gain) loss from change in value of warrants	(188)	1,871
Debt discount amortization	-	52

Changes in operating assets and liabilities:
Trade accounts receivable	70	147
Inventory	(65)	-
Prepaid expenses and other current assets	171	178
Other assets	(106)	-
Accounts payable and accrued expenses	166	(268)
Deferred revenue	4	-
Net cash used in operating activities	(3,401)	(3,760)

Investing Activities:
Purchases of property and equipment	(220)	(558)
Increase in restricted cash	(2,005)	5
Investment in patents and trademarks	-	(1)

Net cash used in investing activities	(2,225)	(554)

Financing Activities:
Proceeds from short-term debt	200	-
Proceeds from exercise of stock options	13	146
Proceeds from stock issuance	688	16,000
Net cash provided by financing activities	901	16,146

Net (decrease) increase in cash	(4,725)	11,832

Cash at beginning of period	10,009	2,062
Cash at end of period	$5,284	$13,894

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

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

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy products, which include non-consumer electronic devices, medical products, automotive components, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, iii) product licensing and royalty revenue, and iv) research and development revenue. The Company expects the overall mix of these sources of revenue to continue to change with the on-going development and commercialization of the Company’s technology.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2015 and June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015.

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
For the Six Months Ended June 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

Fair Value Measurements

The estimated fair values of financial instruments reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash, trade receivables, restricted cash, accounts payable, and short-term debt approximate their carrying value due to their short maturities. The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.

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

As of June 30, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	1,817	-	1,817	-

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
For the Six Months Ended June 30, 2015 and 2014

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of June 30, 2015, the Company had received an aggregate of $688 under the 2014 Purchase Agreement through the issuance of 5,500,000 shares of its common stock at a weighted average price of $0.13 per share.

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which expires on February 13, 2016, subject to annual renewals and potential changes in collateral requirements. Amounts available under this facility are secured by cash collateral. Such collateral is included as restricted cash on the Company’s consolidated balance sheet. As of June 30, 2015, there are $200 in outstanding borrowings under this facility. Interest expense applicable to these borrowings was zero for both the three and six month periods ended June 30, 2015.

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

From time to time over the term of the 2013 Purchase Agreement, the Company was able to, at its sole discretion, provide each of the 2013 Investors with draw down notices (each a “Draw Down Notice”) requiring them to purchase a specified dollar amount of Shares (the “Draw Down Amount”) over a five (5) consecutive trading day period commencing on the trading day specified in the applicable Draw Down Notice (the “Pricing Period”) with each draw down subject to the limitations discussed below. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice could not exceed a dollar amount equal to the lesser of (i) 300% of the average trading volume of the Company’s common stock during the ten (10) trading days immediately preceding the date the applicable Draw Down Notice was delivered (the “Applicable Draw Down Exercise Date”) multiplied by the lower of (A) the closing trade price of the Company’s common stock on the trading day immediately preceding the Applicable Draw Down Exercise Date and (B) the average of the closing trade prices of the Company’s common stock for the three (3) trading days immediately preceding the Applicable Draw Down Exercise Date (such lower price, the “Reference Price”), and (ii) a specified dollar amount set forth in the 2013 Purchase Agreement based on the Reference Price as of the Applicable Draw Down Exercise Date.

 LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

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

Under the manufacturing and service component of the Visser MTA, the Company had agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Under the financing component of the Visser MTA, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which were to expire on June 1, 2017 and (iii) a secured convertible promissory note in the aggregate principal amount of up to $2,000. No borrowings were made by the Company under the promissory note, and the deadline for making borrowings under the promissory note expired on November 15, 2012.

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
For the Six Months Ended June 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

The settlement amends and restates two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if the Company issued shares of its common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,860,445 shares under the anti-dilution provisions of the warrants, see Note 11) at an exercise price of $0.18 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants.

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

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute, to CIP, all intellectual property that it developed through February 2012. Subsequently, this obligation has been extended to apply to all intellectual property developed through February 2016. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

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
For the Six Months Ended June 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

4. Liquidity and Capital Resources

For the six months ended June 30, 2015, the Company’s cash used in operations was $3,401, cash used in investing activities was $2,225, primarily due to increases in restricted cash to support the line of credit facility, and cash provided by financing activities was $901, primarily due to cash received from equity sales under the 2014 Purchase Agreement. As of June 30, 2015, the Company’s cash and restricted cash balance was $7,289, which consisted of $5,284 of cash and $2,005 of short-term restricted cash.

On August 20, 2014, the Company entered into the 2014 Purchase Agreement which allows it to raise up to $30,000 through periodic issuances of common stock over a three year period. As of June 30, 2015, the Company had received an aggregate of $688 under the 2014 Purchase Agreement through the issuance of 5,500,000 shares of its common stock at a weighted average price of $0.13 per share.

In February 2015, the Company entered into a $2,000 line of credit facility that will be used to fund future capital expenditures and general operations over the access period. This line of credit is secured by cash collateral and will terminate on February 13, 2016, subject to annual renewals and potential changes in collateral requirements. As of June 30, 2015, there are $200 in outstanding borrowings under this facility.

The Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations through the middle of 2016. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that the Company make further equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support its operations beyond the middle of 2016. There is no assurance that the Company will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

5. Inventory

Inventory totaled $65 and $0 as of June 30, 2015 and December 31, 2014, respectively, and primarily consisted of raw alloy to be used in future production orders. Inventory is stated at the lower of weighted-average cost or market.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $203 and $374 as of June 30, 2015 and December 31, 2014, respectively, and primarily consisted of prepaid invoices and insurance premiums that will be recognized as expenses as shipments are made to customers or services are provided.

7. Patents and Trademarks, net

Net patents and trademarks totaled $619 and $669 as of June 30, 2015 and December 31, 2014, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $25 and $50 for the three and six month periods ended June 30, 2015, respectively. This compares to $26 and $53 for the three and six months ended June 30, 2014, respectively.

 LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

8. Other Assets

Other assets totaled $137 and $31 as of June 30, 2015 and December 31, 2014, respectively, and primarily consisted of capitalized customer mold costs, that will be reimbursed through future production orders, and deposits under long-term lease agreements.

9. Accrued Liabilities

Accrued liabilities totaled $912 and $705 as of June 30, 2015 and December 31, 2014, respectively. The increase between periods was due to higher employee compensation accruals as of June 30, 2015 due to the timing of related payments.

10. Short-Term Debt

Short-term debt totaled $200 and $0 as of June 30, 2015 and December 31, 2014, respectively, and consisted of borrowings under a line of credit facility, with a fixed interest rate of 2.1%. Interest expense related to outstanding borrowings was $0 for the three and six months ended June 30, 2015 and 2014.

This credit facility requires the Company to maintain collateral for the full amount of the facility. A failure to meet this requirement could trigger a prepayment of all outstanding borrowings.

Given the proximity to maturity, the carrying amount of short-term debt approximates fair value.

11. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statement of operations and comprehensive loss due to the price-based anti-dilution rights of the warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see Note 3). These warrants had an original exercise price of $0.22 per share, expire on June 1, 2017 and were originally valued at $4,260. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in anti-dilutive price resets, the exercise price of these warrants was reduced to $0.18 as of June 30, 2015 and December 31, 2014. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 18,860,445 and 18,706,235 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, these warrants were valued at $847 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 1.92 years, (ii) volatility of 81%, (iii) risk-free interest rate of 0.6%, and (iv) dividend rate of 0. The change in warrant value for these warrants was a gain of $289 and $206 for the three and six months ended June 30, 2015, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in a private placement (the “July 2012 Private Placement”). These warrants have an exercise price of $0.384 per share, expire on July 2, 2017, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the 2013 and 2014 Purchase Agreements, which resulted in an anti-dilution impact, as well as contractually defined price resets following the second anniversary of the July 2012 Private Placement, the exercise price of these warrants was reduced to $0.19 as of June 30, 2015 and December 31, 2014. As of June 30, 2015, these warrants were valued at $970 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 2.01 years, (ii) volatility of 99%, (iii) risk-free interest rate of 0.6%, and (iv) dividend rate of 0. The change in warrant value for these warrants was a gain of $60 and a loss of $18 for the three and six months ended June 30, 2015, respectively.

The following table summarizes the change in the Company’s warrant liability as of June 30, 2015:

	Visser MTA	July 2, 2012
	Agreement	Private Placement	Total

Beginning Balance - December 31, 2014	$1,053	$952	2,005
Change in value of warrant liability, (gain) loss	(206)	18	(188)
Ending Balance - June 30, 2015	$847	$970	$1,817

The Company had warrants to purchase 66,212,002 and 66,057,792 shares of common stock outstanding as of June 30, 2015 and December 31, 2014, respectively. Of these, warrants to purchase 36,432,445 and 36,278,235 shares, as of June 30, 2015 and December 31, 2014, respectively, were valued and classified as a liability under FASB ASC 815.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

12. Other Long-term Liabilities

Other long-term liabilities were $856 as of June 30, 2015 and December 31, 2014, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

13. Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that had been granted prior to its expiration. The Company had outstanding grants of options to purchase 1,660,000 and 1,725,000 shares of the Company’s common stock as of June 30, 2015 and December 31, 2014, respectively.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan, with the approval of the stockholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2015, the Company granted options to purchase 1,885,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 27,508,734 and 28,815,899 shares of the Company’s common stock as of June 30, 2015 and December 31, 2014, respectively.

On January 27, 2015, the Company adopted the 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2015, the Company granted options to purchase 15,200,000 shares of common stock, which represent the total outstanding option grants under the 2015 Equity Incentive Plan as of June 30, 2015.

Stock based compensation expense attributable to these plans was $378 and $715 for the three and six months ended June 30, 2015, respectively. This compares to $255 and $426 for the three and six months ended June 30, 2014, respectively. The increase was due to higher grant date fair values associated with 2014 and 2015 stock option grants.

14. Stockholders’ Equity

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see Note 3).

Pursuant to the terms of the Company’s Senior Convertible Notes due September 1, 2013, which were also issued in the July 2012 Private Placement, the Company opted to pay the twelve monthly installment payments prior to the September 1, 2013 maturity date with shares of the Company’s common stock. Upon final settlement, the Company had issued 163,641,547 shares of common stock at a weighted average conversion price of $0.0774, for the twelve installment payments due under the notes, consisting of $12,000 principal and $680 of interest.

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

In connection with the execution of the 2013 Purchase Agreement, the Company issued to each of the 2013 Investors a pro rata portion of 2,666,667 shares of the Company’s common stock. As of December 31, 2014, the Company had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share. On August 22, 2014, the Company voluntarily terminated the 2013 Purchase Agreement, effective August 25, 2014 (see Note 3).

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of June 30, 2015, the Company had received an aggregate of $688 under the 2014 Purchase Agreement through the issuance of 5,500,000 shares of its common stock at a weighted average price of $0.13 per share (see Note 3).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

Preferred stock

On May 1, 2009, pursuant to a Securities Purchase and Exchange Agreement, the Company issued 500,000 shares of convertible Series A-1 Preferred Stock with an original issue price of $5.00 per share and 2,625,000 shares of Series A-2 Preferred Stock with an original issue price of $5.00 per share as part of a financing transaction (The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are referred to collectively herein as the “Series A Preferred Stock”). In connection with this Series A Preferred Stock issuance, the Company issued warrants to purchase 42,329,407 shares of the Company’s common stock at an exercise price of $0.50 per share, which was subsequently adjusted to $0.49 per share due to an anti-dilution calculation. These warrants expired on July 15, 2015.

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

Warrants

In connection with the Series A Preferred Stock issuances, warrants to purchase 29,779,557 shares of the Company’s common stock were outstanding as of June 30, 2015 and December 31, 2014. Due to extension of the expiration date of these warrants during 2010, they no longer contained anti-dilution provisions and were reflected as equity as they do not meet the criteria under FASB ASC 815 for liability treatment. Warrants classified as equity were recorded at $18,179 as of June 30, 2015 and December 31, 2014. Such warrants had exercise prices ranging between $0.48 and $0.49 and expired on July 15, 2015.

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock of Liquidmetal Golf. As of June 30, 2015, non-controlling interest was a deficit of $58. The December 31, 2014 non-controlling interest was a deficit of $54.

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 44,368,734 shares of common stock, at prices ranging from $0.08 to $1.44 per share, were outstanding at June 30, 2015, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 66,212,002 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at June 30, 2015 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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
For the Six Months Ended June 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

16. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of June 30, 2015 and December 31, 2014, the Company had recorded $68 and $43, respectively, of deferred rent expenses.

Rent expense was $56 and $113 for the three and six months ended June 30, 2015, respectively. Rent expense was $50 and $100 for the three and six months ended June 30, 2014, respectively.

17. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0 in royalty revenues from IMG during the three and six months ended June 30, 2015. This compares to $0 and $4 in royalty revenues during the three and six months ended June 30, 2014, respectively.

Mr. Thomas Steipp, the Company’s Chief Executive Officer, sold an aggregate of 400,000 shares of the common stock of the Company on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of Company restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and the Company. On March 27, 2014, Mr. Steipp adopted a new 10b5-1 trading plan that allowed for the sale of 500,000 shares of common stock of the Company on August 4, 2014, and allowed for future sales of 500,000 shares of common stock of the Company on August 4, 2015.

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

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during the six months ended June 30, 2015 or 2014.

On June 1, 2012, the Company entered into the Visser MTA relating to a strategic transaction for manufacturing services and financing. In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As part of the May 2014 settlement of these proceedings, the Company has granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014, for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date of the agreement. The license to the Company’s intellectual property does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement entered into in connection with the settlement (see Note 3). As of June 30, 2015, Visser is a greater-than-5% beneficial owner of the Company.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

18. Subsequent Events

2014 Purchase Agreement

During July 2015 the Company settled additional draw-downs under the 2014 Purchase Agreement that resulted in the issuance of 3,000,000 shares of the Company’s common stock for aggregate proceeds of $379. The weighted average price for the resulting stock issuances was $0.13 per share.

Warrants

On July 15, 2015, warrants to purchase 29,779,557 shares of the Company’s common stock, that were originally issued in connection with the Series A Preferred Stock issuances, expired. In accordance with applicable accounting rules, amounts previously reflected in permanent equity will remain as stated.

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

Under the manufacturing and service component of the Visser MTA Agreement, we had agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products and to not, directly or indirectly, conduct manufacturing operations, subcontract for the manufacture of products or components or grant a license to any other party to conduct manufacturing operations, except for certain limited exceptions. Under the financing component of the Visser MTA Agreement, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000, (ii) warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which were to expire on June 1, 2017 and (iii) a secured convertible promissory note in the aggregate principal amount of up to $2,000. No borrowings were made by us under the promissory note, and the deadline for making borrowings under the promissory note expired on November 15, 2012.

In November 2013, we entered into arbitration proceedings with Visser to resolve disputes associated with the Visser MTA Agreement.

On May 20, 2014, we entered into a settlement with Visser pursuant to which we and Visser agreed to terminate the existing arbitration proceedings, release each other from all claims we may have had against each other and substantially change the business relationship that had been reflected in the original Visser MTA Agreement. As part of the settlement, we and Visser have amended and restated the sublicense and financing components of the Visser MTA Agreement. Additionally, the manufacturing services component and remaining considerations of the Visser MTA Agreement were terminated.

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

The settlement amends and restates two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,860,445 shares under the anti-dilution provisions of the warrants, see Note 11) at an exercise price of $0.18 per share as of June 30, 2015. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants. These warrants expire on June 1, 2017.

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

Under the agreements relating to the license transaction with Apple, we were obligated to contribute to CIP all intellectual property that we developed through February 2012 (“Capture Period”). Subsequently, we have amended the Capture Period to extend through February 2016. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

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

Results of Operations

Comparison of the three and six months ended June 30, 2015 and 2014

	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$15		$121		$38		$277
Licensing and royalties	24		32		27		36
Total revenue	39		153		65		313

Cost of sales	$133	887%	75	62%	$152	400%	215	78%

Gross margin	(94)	-627%	78	64%	(87)	-229%	98	35%

Selling, marketing, general and administrative	1,891	12607%	2,021	1670%	3,743	9850%	3,872	1398%
Research and development	455	3033%	392	324%	937	2466%	726	262%

Operating loss	(2,440)		(2,335)		(4,767)		(4,500)

Change in value of warrants, gain (loss)	349		(145)		188		(1,871)
Debt discount amortization expense	-		(31)		-		(52)
Interest income	6		2		14		2
Net loss	(2,085)		(2,509)		(4,565)		(6,421)

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

Revenue. Total revenue decreased to $39 for the three months ended June 30, 2015 from $153 for the three months ended June 30, 2014. Total revenue also decreased to $65 for the six months ended June 30, 2015 from $313 for the six months ended June 30, 2014. The decrease for both periods was primarily attributable to a reduction in research and development services provided to licensees during 2015 as a result of a shift towards on-site production and prototyping activities with customers to further develop and support the commercialization of our technology.

Cost of sales. Cost of sales was $133, or 887% of products revenue, for the three months ended June 30, 2015, an increase from $75, or 62% of products revenue, for the three months ended June 30, 2014. Cost of sales was $152, or 400% of products revenue, for the six months ended June 30, 2015, a decrease from $215, or 78% of products revenue, for the six months ended June 30, 2014. The increase in our cost of sales as a percentage of product revenue for both the three and six month periods ended June 30, 2015 was primarily attributable to higher costs associated with initial manufacturing activities than previously encountered when providing product development and prototyping services to customers. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. Given the onset of our manufacturing efforts during the three month period ended June 30, 2015, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to improve over time with increases in volume and continued refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross margin. Our gross margin decreased to $(94) from $78 for the three month periods ended June 30, 2015 and 2014, respectively. Our gross margin, as a percentage of products revenue, decreased to (627)% from 64% for the three month periods ended June 30, 2015 and 2014, respectively. Our gross margin decreased to $(87) from $98 for the six month periods ended June 30, 2015 and 2014, respectively. Our gross margin, as a percentage of products revenue, decreased to (229)% from 35% for the six month periods ended June 30, 2015 and 2014, respectively. As discussed above under “Cost of sales”, early production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross margin percentages may fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial parts through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross margin percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,891 and $3,743 for the three and six months ended June 30, 2015, respectively, compared to $2,021 and $3,872 for the three and six months ended June 30, 2014, respectively. The decrease in expense for both periods is due to additional legal costs incurred during 2014 in conjunction with the arbitration proceeding and settlement discussions with Visser.

Research and development. Research and development expenses increased to $455 and $937 for the three and six months ended June 30, 2015, respectively, from $392 and $726 for the three and six months ended June 30, 2014, respectively. The increase in both periods was mainly due to additional research projects and additional personnel hires to support our manufacturing and process development efforts. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,440 and $4,767 for the three and six month periods ended June 30, 2015, respectively. This compares to $2,335 and $4,500 for the three and six month periods ended June 30, 2014, respectively. The increase in our operating loss is primarily attributable to the decrease in our gross margin for both periods, as discussed above.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time where we can either (i) increase our revenues with shipments of routine, commercial parts through a combination of our manufacturing center or third party contract manufacturers or (ii) obtain significant licensing revenues, we expect to have operating losses for the foreseeable future.

Non-operational expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in value of warrants. The change in value of warrants was a non-cash gain of $349 and $188 for the three and six months ended June 30, 2015, respectively. This compares to a non-cash loss of $145 and $1,871 for the three and six months ended June 30, 2014, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price for warrants issued in connection with the Visser MTA Agreement and our Senior Convertible Notes issued in our private placement that closed in July 2012 (the “July 2012 Private Placement”). Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Debt discount amortization. Debt discount amortization expense was $0 of non-cash expense for the both the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, debt discount amortization expense was $31 and $52, respectively, and primarily related to the periodic amortization of issuance costs associated with the 2013 Purchase Agreement (as defined and discussed in Note 3). No such costs were incurred during 2015 following the termination of the 2013 Purchase Agreement in the third quarter of 2014.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $6 and $14 for the three and six month periods ended June 30, 2015, respectively. This compares to $2 and $2 for the three and six month periods ended June 30, 2014, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2015, our cash used in operations was $3,401, cash used in investing activities was $2,225, primarily due to increases in restricted cash to support our line of credit facility, and cash provided by financing activities was $901, primarily due to equity sales under the 2014 Purchase Agreement (as defined below). As of June 30, 2015, our cash and restricted cash balance was $7,289, which consisted of $5,284 of cash and $2,005 of short-term restricted cash.

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of June 30, 2015, we had received an aggregate of $688 under the 2014 Purchase Agreement through the issuance of 5,500,000 shares of our common stock at a weighted average price of $0.13 per share.

In February 2015, we entered into a $2,000 line of credit facility that will be used to fund future capital expenditures and general operations over the access period. This line of credit is secured by cash collateral and will terminate on February 13, 2016, subject to annual renewals and potential changes in collateral requirements. As of June 30, 2015, there are $200 in outstanding borrowings under this facility.

We anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations through the middle of 2016. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that we make further equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support our operations beyond the middle of 2016. There is no assurance that we will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If we were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our line of credit facility provides for a fixed interest rate of 2.1% per annum on all outstanding borrowings. A change in interest rates impacts the fair value of our outstanding debt under the line of credit facility but has no impact on interest incurred or cash flows.  As of June 30, 2015, there are $200 in outstanding borrowings under this facility. Given the proximity to maturity, the carrying amount of short-term debt approximates fair value as of June 30, 2015.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amendment Number Three to Master Transaction Agreement and Other Transaction Documents, dated June 17, 2015, between Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 6, 2015	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)