Form 10-Q
period 2015-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2015-11-09
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes   ☐    No  ☒

The number of common shares outstanding as of November 6, 2015 was 477,149,485.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2015

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2014 entitled “Risk Factors,” as well as the following risks and uncertainties:

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

We undertake no obligation, other than as required by applicable law, to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TABLE OF CONTENTS

PART I - Financial Information

Item 1 – Financial Statements	4
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	24

Item 4 – Controls and Procedures	25

PART II – Other Information

Item 1 – Legal Proceedings	26

Item 1A – Risk Factors	26

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3 – Defaults Upon Senior Securities	26

Item 4 – Mine Safety Disclosures	26

Item 5 – Other Information	26

Item 6 – Exhibits	27

Signatures	28

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$4,384	$10,009
Restricted cash	2,006	-
Trade accounts receivable, net of allowance for doubtful accounts	20	83
Inventory	111	-
Prepaid expenses and other current assets	391	374
Total current assets	$6,912	$10,466
Property and equipment, net	1,468	1,118
Patents and trademarks, net	595	669
Other assets	31	31
Total assets	$9,006	$12,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$700	$-
Accounts payable	193	155
Accrued liabilities	990	705
Deferred revenue	22	-
Total current liabilities	$1,905	$860

Long-term liabilities:
Warrant liabilities	679	2,005
Other long-term liabilities	856	856
Total liabilities	$3,440	$3,721

Stockholders' equity:
Convertible, redeemable Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014.	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized; 477,149,485 and 464,482,819 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	477	464
Warrants	18,179	18,179
Additional paid-in capital	203,395	200,610
Accumulated deficit	(216,425)	(210,636)
Non-controlling interest in subsidiary	(60)	(54)

Total stockholders' equity	5,566	8,563

Total liabilities and stockholders' equity	$9,006	$12,284

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue
Products	$42	$97	$80	$374
Licensing and royalties	-	-	27	36
Total revenue	42	97	107	410

Cost of sales	160	85	312	300

Gross profit (loss)	(118)	12	(205)	110

Operating expenses
Selling, marketing, general and administrative	1,763	1,847	5,506	5,719
Research and development	491	498	1,428	1,224
Total operating expenses	2,254	2,345	6,934	6,943
Operating loss	(2,372)	(2,333)	(7,139)	(6,833)

Change in value of warrants, gain (loss)	1,138	1,595	1,326	(276)
Debt discount amortization expense	-	(321)	-	(373)
Interest expense	(1)	-	(1)	-
Interest and other income	5	41	19	43

Net loss	(1,230)	(1,018)	(5,795)	(7,439)

Net loss attributable to non-controlling interest	2	2	6	10
Net loss and comprehensive loss attributable to
Liquidmetal Technologies' stockholders	$(1,228)	$(1,016)	$(5,789)	$(7,429)

Net loss per common share attributable to Liquidmetal
Technologies' stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Number of weighted average shares- basic and diluted	475,816,152	464,269,486	468,890,226	433,757,751

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2015

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid- in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balance, December 31, 2014	-	464,482,819	$464	$18,179	$200,610	$(210,636)	$(54)	$8,563

Common stock issuance		12,500,000	13		1,555			1,568
Stock option exercises		166,666			13			13
Stock-based compensation					1,035			1,035
Restricted stock issued to officer					182			182
Net loss						(5,789)	(6)	(5,795)

Balance, September 30, 2015	-	477,149,485	$477	$18,179	$203,395	$(216,425)	$(60)	$5,566

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Operating activities:
Net loss	$(5,795)	$(7,439)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374	189
Gain on sale of fixed asset	-	(5)
Bad debt expense	19	-
Stock-based compensation	1,035	652
Restricted stock compensation issued to officer	182	234
(Gain) loss from change in value of warrants	(1,326)	276
Debt discount amortization	-	373

Changes in operating assets and liabilities:
Trade accounts receivable	44	152
Inventory	(111)	-
Prepaid expenses and other current assets	(17)	(9)
Accounts payable and accrued liabilities	323	(113)
Deferred revenue	22	60
Net cash used in operating activities	(5,250)	(5,630)

Investing Activities:
Purchases of property and equipment	(650)	(957)
Increase in restricted cash	(2,006)	-
Proceeds from sale of fixed assets	-	5
Investment in patents and trademarks	-	(9)
Net cash used in investing activities	(2,656)	(961)

Financing Activities:
Proceeds from short-term debt	700	-
Proceeds from exercise of stock options	13	205
Proceeds from exercise of warrants	-	226
Proceeds from stock issuance	1,568	16,000
Net cash provided by financing activities	2,281	16,431

Net (decrease) increase in cash	(5,625)	9,840

Cash at beginning of period	10,009	2,062
Cash at end of period	$4,384	$11,902

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014

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

The Company’s revenues can be derived from i) selling bulk Liquidmetal alloy products, which include non-consumer electronic devices, medical products, automotive components, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, iii) product licensing and royalty revenue, and iv) research and development revenue. The Company expects the overall mix of these sources of revenue to continue to change with the on-going development and commercialization of the Company’s technology.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2015 and September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015.

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
For the Nine Months Ended September 30, 2015 and 2014

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

As of September 30, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	679	-	679	-

As of December 31, 2014, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	2,005	-	2,005	-

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective beginning January 1, 2018 and is required to be applied retrospectively to all revenue arrangements. The Company is currently assessing the effects this guidance may have on its consolidated financial statements.

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
For the Nine Months Ended September 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

Inventory

In July 2015, the FASB issued an accounting standards update which modifies the requirements for measuring the value of inventory on a periodic basis. The new requirement will be to measure inventory at the lower of cost or net realizable value. This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In addition, on any date on which the Company submits a Regular Purchase Notice to Aspire Capital for the purchase of at least 500,000 shares at a price above $0.30 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of September 30, 2015, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share.

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which expires on February 13, 2016, subject to annual renewals and potential changes in collateral requirements. Amounts available under this facility are secured by cash collateral. Such collateral is included as restricted cash on the Company’s consolidated balance sheet. As of September 30, 2015, there was $700 in outstanding borrowings under this facility. Interest expense applicable to these borrowings was $1 for both the three and nine month periods ended September 30, 2015.

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
For the Nine Months Ended September 30, 2015 and 2014

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

Once presented with a Draw Down Notice, each of the 2013 Investors was required to purchase such 2013 Investor’s pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for the Company’s common stock (the “VWAP”) equaled or exceeded an applicable floor price equal to the product of (i) 0.775 and (ii) the Reference Price, subject to adjustment (the “Floor Price”), provided that in no event could the Floor Price be less than $0.03875 per share. If the VWAP fell below the applicable Floor Price on any trading day during the applicable Pricing Period, the 2013 Purchase Agreement provided that the 2013 Investors would not be required to purchase their pro rata portions of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the Shares subject to a Draw Down Notice was equal to 90% of the lowest daily VWAP that equaled or exceeded the applicable Floor Price during the applicable Pricing Period. Each purchase pursuant to a Draw Down Notice reduced, on a dollar-for-dollar basis, the Total Commitment under the 2013 Purchase Agreement.

The Company was prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeded certain caps based on trading volume and price, (ii) the sale of Shares pursuant to such Draw Down Notice caused the Company to issue or sell or the 2013 Investors to acquire or purchase an aggregate dollar value of Shares that exceeded the Total Commitment, (iii) the sale of Shares pursuant to the Draw Down Notice caused the Company to sell or the 2013 Investors to purchase an aggregate number of shares of the Company’s common stock which resulted in the collective beneficial ownership by the 2013 Investors of more than 9.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder), or (iv) the applicable Floor Price was less than $0.03875 per share on the Applicable Draw Down Exercise Date. The Company could not make more than one draw down in any Pricing Period and must have allowed two (2) trading days to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down.

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
For the Nine Months Ended September 30, 2015 and 2014

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

The settlement amends and restates two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if the Company issued shares of its common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,937,931 shares under the anti-dilution provisions of the warrants, see Note 11) at an exercise price of $0.18 per share (decreased to $0.17 per share under the anti-dilution provisions of the warrants, see Note 11). The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants.

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
For the Nine Months Ended September 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches with regard to all third parties (including the Company), but non-exclusive as to Apple, and the Company’s license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. The Company will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent. The Company recognized $0 and $24 in royalty revenues from Swatch during the three and nine months ended September 30, 2015. This compares to $0 and $32 in royalty revenues during the three and nine months ended September 30, 2014, respectively.

4. Liquidity and Capital Resources

For the nine months ended September 30, 2015, the Company’s cash used in operations was $5,250, cash used in investing activities was $2,656, primarily due to increases in restricted cash to support the line of credit facility, and cash provided by financing activities was $2,281, primarily due to cash received from equity sales under the 2014 Purchase Agreement and borrowings under the line of credit. As of September 30, 2015, the Company’s cash and restricted cash balance was $6,390, which consisted of $4,384 of cash and $2,006 of short-term restricted cash.

On August 20, 2014, the Company entered into the 2014 Purchase Agreement which allows it to raise up to $30,000 through periodic issuances of common stock over a three year period. As of September 30, 2015, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share.

In February 2015, the Company entered into a $2,000 line of credit facility that will be used to fund future capital expenditures and general operations over the access period. This line of credit is secured by cash collateral and will terminate on February 13, 2016, subject to annual renewals and potential changes in collateral requirements. As of September 30, 2015, there was $700 in outstanding borrowings under this facility and $1,300 is available for future borrowings.

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

5. Inventory

Inventory totaled $111 and $0 as of September 30, 2015 and December 31, 2014, respectively, and primarily consisted of raw alloy to be used in future production orders. Inventory is stated at the lower of weighted-average cost or market.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $391 and $374 as of September 30, 2015 and December 31, 2014, respectively, and primarily consisted of prepaid invoices and insurance premiums that will be recognized as expenses as shipments are made to customers or services are provided.

7. Patents and Trademarks, net

Net patents and trademarks totaled $595 and $669 as of September 30, 2015 and December 31, 2014, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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
For the Nine Months Ended September 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $24 and $74 for the three and nine month periods ended September 30, 2015, respectively. This compares to $25 and $78 for the three and nine months ended September 30, 2014, respectively.

8. Other Assets

Other assets totaled $31 and $31 as of September 30, 2015 and December 31, 2014, respectively, and consisted of deposits under long-term lease agreements.

9. Accrued Liabilities

Accrued liabilities totaled $990 and $705 as of September 30, 2015 and December 31, 2014, respectively. Included within these totals are employee related accruals for normal wages, bonuses, and vacation liabilities, of $830 and $567, as well as accrued audit fees of $90 and $95 as of September 30, 2015 and December 31, 2014, respectively. In addition, as of September 30, 2015 and December 31, 2014, respectively, $70 and $43 of deferred straight-line rent liabilities existed related to the Company’s warehouse and office facility lease.

10. Short-Term Debt

Short-term debt totaled $700 and $0 as of September 30, 2015 and December 31, 2014, respectively, and consisted of borrowings under a line of credit facility, with a fixed interest rate of 2.1%. Interest expense related to outstanding borrowings was $1 for both the three and nine months ended September 30, 2015.

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

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see Note 3). These warrants had an original exercise price of $0.22 per share, expire on June 1, 2017 and were originally valued at $4,260. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in anti-dilutive price resets, the exercise price of these warrants was reduced to $0.17 and $0.18 as of September 30, 2015 and December 31, 2014, respectively. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 18,937,931 and 18,706,235 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, these warrants were valued at $301 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 1.67 years, (ii) volatility of 64%, (iii) risk-free interest rate of 0.6%, and (iv) dividend rate of 0. The change in warrant value for these warrants was a gain of $546 and $752 for the three and nine months ended September 30, 2015, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in a private placement (the “July 2012 Private Placement”). These warrants have an exercise price of $0.384 per share, expire on July 2, 2017, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the 2013 and 2014 Purchase Agreements, which resulted in an anti-dilution impact, as well as contractually defined price resets following the second anniversary of the July 2012 Private Placement, the exercise price of these warrants was reduced to $0.19 as of September 30, 2015 and December 31, 2014. As of September 30, 2015 there were warrants to purchase a total of 17,572,000 shares of common stock outstanding, which were valued at $378 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 1.75 years, (ii) volatility of 77%, (iii) risk-free interest rate of 0.6%, and (iv) dividend rate of 0. The change in warrant value for these warrants was a gain of $592 and $574 for the three and nine months ended September 30, 2015, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

The following table summarizes the change in the Company’s warrant liability as of September 30, 2015:

	Visser MTA	July 2, 2012
	Agreement	Private Placement	Total

Beginning Balance - December 31, 2014	$1,053	$952	2,005
Change in value of warrant liability, (gain) loss	(752)	(574)	(1,326)
Ending Balance - September 30, 2015	$301	$378	$679

The Company had warrants to purchase 36,509,931 and 66,057,792 shares of common stock outstanding as of September 30, 2015 and December 31, 2014, respectively. Of these, warrants to purchase 36,509,931 and 36,278,235 shares, as of September 30, 2015 and December 31, 2014, respectively, were valued and classified as a liability under FASB ASC 815.

12. Other Long-term Liabilities

Other long-term liabilities were $856 as of September 30, 2015 and December 31, 2014, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

13. Stock Compensation Plan

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that had been granted prior to its expiration. The Company had outstanding grants of options to purchase 910,000 and 1,725,000 shares of the Company’s common stock as of September 30, 2015 and December 31, 2014, respectively.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s stockholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2015, the Company granted options to purchase 1,885,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 26,548,733 and 28,815,899 shares of the Company’s common stock as of September 30, 2015 and December 31, 2014, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2015, the Company granted options to purchase 16,000,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 15,100,000 shares of the Company’s common stock as of September 30, 2015.

Stock based compensation expense attributable to these plans was $320 and $1,035 for the three and nine months ended September 30, 2015, respectively. This compares to $226 and $652 for the three and nine months ended September 30, 2014, respectively. The increase was due to higher grant date fair values associated with 2014 and 2015 stock option grants.

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
For the Nine Months Ended September 30, 2015 and 2014

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of September 30, 2015, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share (see Note 3).

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

Warrants

In connection with the Series A Preferred Stock issuances in 2009, warrants to purchase 29,779,557 shares of the Company’s common stock, valued at $18,179, were outstanding through July 15, 2015. Due to extension of the expiration date of these warrants during 2010, they no longer contained anti-dilution provisions and were reflected as equity as they did not meet the criteria under FASB ASC 815 for liability treatment. Such warrants had exercise prices ranging between $0.48 and $0.49 and expired on July 15, 2015.

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock of Liquidmetal Golf. As of September 30, 2015, non-controlling interest was a deficit of $60. The December 31, 2014 non-controlling interest was a deficit of $54.

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

Options to purchase 42,558,733 shares of common stock, at prices ranging from $0.08 to $1.44 per share, were outstanding at September 30, 2015, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 36,509,931 shares of common stock, with prices ranging from $0.17 to $0.19 per share, outstanding at September 30, 2015 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

16. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of September 30, 2015 and December 31, 2014, the Company had recorded $70 and $43, respectively, of deferred rent expenses.

Rent expense was $56 and $169 for the three and nine months ended September 30, 2015, respectively. Rent expense was $50 and $150 for the three and nine months ended September 30, 2014, respectively.

17. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0 in royalty revenues from IMG during the three and nine months ended September 30, 2015. This compares to $1 and $5 in royalty revenues during the three and nine months ended September 30, 2014, respectively.

Mr. Thomas Steipp, the Company’s Chief Executive Officer, sold an aggregate of 400,000 shares of the common stock of the Company on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of Company restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and the Company. On March 27, 2014, Mr. Steipp adopted a new 10b5-1 trading plan that allowed for the sale of 500,000 shares of common stock of the Company on August 4, 2014 and August 4, 2015 to satisfy similar tax liabilities.

In September 2013, the Company entered into Change of Control Agreements with Tony Chung, the Company’s Chief Financial Officer, and certain other executive officers who are not named executive officers of the Company for SEC reporting purposes. The Change of Control Agreements provide that if the executive officer’s employment with the Company is terminated without cause during the one-year period after a change of control of the Company, then the terminated officer will receive lump sum severance compensation in an amount equal to twelve months of his then-current base salary. Under the agreements, each of the executive officers will also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease or assignment to a lower-level position. In addition, upon termination, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements.

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG. The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during the nine months ended September 30, 2015 or 2014.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014

(numbers in thousands, except share and per share data)

(unaudited)

On June 1, 2012, the Company entered into the Visser MTA relating to a strategic transaction for manufacturing services and financing. In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As part of the May 2014 settlement of these proceedings, the Company has granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014, for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date of the agreement. The license to the Company’s intellectual property does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement entered into in connection with the settlement (see Note 3). As of September 30, 2015, Visser is a greater-than-5% beneficial owner of the Company.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. All amounts described in this section are in thousands, except percentages, periods of time, and share and per share data.

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenues can be derived from (i) selling our bulk Liquidmetal alloy products, which include non-consumer electronic devices, aerospace parts, medical products, automotive components, oil and gas exploration, and sports and leisure goods, (ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, (iii) product licensing and royalty revenue, and (iv) research and development revenue.

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

The settlement amends and restates two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,937,931 shares under the anti-dilution provisions of the warrants, see Note 11) at an exercise price of $0.17 per share as of September 30, 2015. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants. These warrants expire on June 1, 2017.

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

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to our technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches with regard to all third parties (including us), but non-exclusive as to Apple, and our license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. We will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2015 and 2014

	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$42		$97		$80		$374
Licensing and royalties	-		-		27		36
Total revenue	42		97		107		410

Cost of sales	$160	381%	85	88%	$312	390%	300	80%

Gross profit (loss)	(118)	-281%	12	12%	(205)	-256%	110	29%

Selling, marketing, general and administrative	1,763	4198%	1,847	1904%	5,506	6883%	5,719	1529%
Research and development	491	1169%	498	513%	1,428	1785%	1,224	327%

Operating loss	(2,372)		(2,333)		(7,139)		(6,833)

Change in value of warrants, gain (loss)	1,138		1,595		1,326		(276)
Debt discount amortization expense	-		(321)		-		(373)
Interest expense	(1)		-		(1)		-
Interest and other income	5		41		19		43
Net loss	(1,230)		(1,018)		(5,795)		(7,439)

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

Revenue. Total revenue decreased to $42 for the three months ended September 30, 2015 from $97 for the three months ended September 30, 2014. Total revenue also decreased to $107 for the nine months ended September 30, 2015 from $410 for the nine months ended September 30, 2014. The decrease for both periods was primarily attributable to a reduction in research and development services provided to licensees during 2015 as a result of a shift towards on-site production and prototyping activities with customers to further develop and support the commercialization of our technology.

Cost of sales. Cost of sales was $160, or 381% of products revenue, for the three months ended September 30, 2015, a decrease from $85, or 88% of products revenue, for the three months ended September 30, 2014. Cost of sales was $312, or 390% of products revenue, for the nine months ended September 30, 2015, a decrease from $300, or 80% of products revenue, for the nine months ended September 30, 2014. The increase in our cost of sales as a percentage of product revenue for both the three and nine month periods ended September 30, 2015 was primarily attributable to higher costs associated with initial manufacturing activities than previously encountered when providing product development and prototyping services to customers. In addition, both the three and nine month periods ended September 30, 2015 contain a one-time charge of $106 for the write-off of capitalized tooling costs deemed to be unrecoverable under the terms of an existing customer order. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the three and nine month periods ended September 30, 2015, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to improve over time with increases in volume and continued improvements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit (loss) decreased to $(118) from $12 for the three month periods ended September 30, 2015 and 2014, respectively. Our gross profit (loss), as a percentage of products revenue, decreased to (281)% from 12% for the three month periods ended September 30, 2015 and 2014, respectively. Our gross margin decreased to $(205) from $110 for the nine month periods ended September 30, 2015 and 2014, respectively. Our gross profit (loss), as a percentage of products revenue, decreased to (256)% from 29% for the nine month periods ended September 30, 2015 and 2014, respectively. As discussed above under “Cost of sales”, early production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit (loss) percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial parts through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,763 and $5,506 for the three and nine months ended September 30, 2015, respectively, compared to $1,847 and $5,719 for the three and nine months ended September 30, 2014, respectively. The decrease in expense for both periods is due to additional legal costs incurred during 2014 in conjunction with the arbitration proceeding and settlement discussions with Visser.

Research and development. Research and development expenses increased to $491 and $1,428 for the three and nine months ended September 30, 2015, respectively, from $498 and $1,224 for the three and nine months ended September 30, 2014, respectively. The increase in the year-to-date totals was mainly due to additional research projects and additional personnel hires to support our manufacturing and process development efforts. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,372 and $7,139 for the three and nine month periods ended September 30, 2015, respectively. This compares to $2,333 and $6,833 for the three and nine month periods ended September 30, 2014, respectively. The increase in our operating loss is primarily attributable to the decrease in our gross margin for both periods, as discussed above.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time where we can either (i) increase our revenues with shipments of routine, commercial parts through a combination of our manufacturing center or third party contract manufacturers or (ii) obtain significant licensing revenues, we expect to continue to have operating losses for the foreseeable future.

Non-operational expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in value of warrants. The change in value of warrants was a non-cash gain of $1,138 and $1,326 for the three and nine months ended September 30, 2015, respectively. This compares to a non-cash gain (loss) of $1,595 and $(276) for the three and nine months ended September 30, 2014, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price for warrants issued in connection with the Visser MTA Agreement and our Senior Convertible Notes issued in our private placement that closed in July 2012 (the “July 2012 Private Placement”). Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Debt discount amortization. Debt discount amortization expense was $0 of non-cash expense for the both the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, debt discount amortization expense was $321 and $373, respectively, and primarily related to the periodic amortization of issuance costs associated with the 2013 Purchase Agreement (as defined and discussed in Note 3). No such costs were incurred during 2015 following the termination of the 2013 Purchase Agreement in the third quarter of 2014.

Interest expense. Interest expense relates to interest incurred under our line of credit agreement. Such amounts were $1 and $1 for the three and nine month periods ended September 30, 2015, respectively. This compares to zero for both of the comparable periods in 2014.

Interest income and other income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $5 and $19 for the three and nine month periods ended September 30, 2015, respectively. This compares to $11 and $14 for the three and nine month periods ended September 30, 2014, respectively. Also reflected as other income for the three and nine months ended September 30, 2014 is the sale of our remaining membership interest in a former subsidiary that was recorded as a cost method investment. No such amounts were recorded in 2015.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, our cash used in operations was $5,250, cash used in investing activities was $2,656, primarily due to increases in restricted cash to support our line of credit facility, and cash provided by financing activities was $2,281, primarily due to equity sales under the 2014 Purchase Agreement (as defined below) and borrowings under our line of credit. For the nine months ended September 30, 2014, our cash used in operations was $5,630, cash used in investing activities was $961 and cash provided by financing activities was $16,431. As of September 30, 2015, our cash and restricted cash balance was $6,390, which consisted of $4,384 of cash and $2,006 of short-term restricted cash.

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

From time to time over the term of the 2014 Purchase Agreement, we may, in our sole discretion, provide Aspire Capital with a regular purchase notice (each a “Regular Purchase Notice”) directing Aspire Capital to purchase up to 1,000,000 shares, but not to exceed $400, of our common stock per trading day at a price per share equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date. In addition, on any date on which we submit a Regular Purchase Notice to Aspire Capital for the purchase of at least 500,000 shares at a price above $0.30 per share, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares that we may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of September 30, 2015, we had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of our common stock at a weighted average price of $0.13 per share.

In February 2015, we entered into a $2,000 line of credit facility that will be used to fund future capital expenditures and general operations over the access period. This line of credit is secured by cash collateral and will terminate on February 13, 2016, subject to annual renewals and potential changes in collateral requirements. As of September 30, 2015, there was $700 in outstanding borrowings under this facility and $1,300 is available for future borrowings.

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

Off Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our line of credit facility provides for a fixed interest rate of 2.1% per annum on all outstanding borrowings. A change in interest rates impacts the fair value of our outstanding debt under the line of credit facility but has no impact on interest incurred or cash flows.  As of September 30, 2015, there was $700 in outstanding borrowings under this facility. Given the proximity to maturity, the carrying amount of short-term debt approximates fair value as of September 30, 2015.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies Inc. or its subsidiaries since the filing of the 2014 Annual Report.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2014 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A Risk Factors” in the 2014 Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

3.1	Amended and Restated Bylaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 5, 2015).

10.1

Confidential Separation Agreement and Release of Claims, dated August 21, 2015, between Liquidmetal Technologies, Inc. and Ricardo Salas (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 25, 2015).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 5, 2015).

10.3	Form of Amended and Restated Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 5, 2015).

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 9, 2015	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)