Form 10-K
period 2015-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2016-03-07
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $54,041,042. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.13 per share, the closing price of the common stock as reported on the “Over-the-Counter Bulletin Board” on June 30, 2015 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2015 is deemed to be an affiliate. The number of shares of common stock outstanding as of March 3, 2016 was 477,149,485.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders, to be subsequently filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

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

Overview

We are a materials technology and manufacturing company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. We design, develop, manufacture, and sell products and custom components from bulk amorphous alloys to customers in a wide range of industries. We also partner with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of our alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. Our alloys and the injection molding technology we employ result in components that exhibit: exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. Interestingly, all of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics, as is the case with crystalline materials. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium, stainless steel, and other incumbent materials in a variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

Advantages of Liquidmetal Alloys

Liquidmetal alloys possess a unique combination of performance, processing, and potential cost advantages that we believe makes them superior in many ways to other commercially available materials for a variety of existing and potential future product applications. The unique combined process results of precise dimensional control and repeatability, surface finish, strength, hardness, elasticity, and corrosion resistance are uncommon in crystalline material alternatives. Additionally, the ability to leverage injection molding processes and related tooling technologies provides the ability to deliver a broad range of material characteristics in a complex shaped component.

Performance Advantages

Our bulk Liquidmetal alloys provide several distinct performance advantages over other materials, and we believe that these advantages make the alloys desirable in applications that require high precision and repeatability, high yield strength, strength-to-weight ratio, elasticity, corrosion resistance and hardness.

The comparatively high yield strength of bulk Liquidmetal alloys means that a very high amount of stress must be exerted to cause the material to fail. However, because the yield strength is so high, the yield strength of many of our Liquidmetal alloys’ compositions is very near their ultimate strength, which is the measure of stress at which plastic deformation occurs. Therefore, very little additional stress may be required to break an object made of bulk Liquidmetal alloys once the yield strength is exceeded. Although we believe that the yield strength of many of our bulk alloys exceeds the ultimate strength of most other commonly used alloys and metals, our bulk alloys may not be suitable for certain applications, such as pressurized tanks, in which the ability of the material to yield significantly before it breaks is more important than its strength advantage. Additionally, although our bulk alloys show high resistance to crack initiation because of their very high strength and hardness, specific bulk alloys are sensitive to crack propagation under certain long-term, cyclical loading conditions. Crack propagation is the tendency of a crack to grow after it forms. We continue to develop new alloy compositions that have improved material properties to overcome these limitations.

Processing Advantages

The processing of a material generally refers to how a material is shaped, formed, or combined with other materials to create a finished product. Bulk Liquidmetal alloys possess processing characteristics that we believe make them preferable to other materials in a wide variety of applications. In particular, our alloys are amenable to processing options that are similar in many respects to those associated with plastics. Additionally, unlike most metals and alloys, our bulk Liquidmetal alloys are capable of being thermoplastically molded in bulk form. Thermoplastic molding consists of heating a solid piece of material until it is transformed into a moldable state, although at temperatures much lower than the melting temperature, and then introducing it into a mold to form near-to-net shaped products. Accordingly, thermoplastic molding can be beneficial and economical for net-shape fabrication of high-strength products. Liquidmetal alloys also have superior net-shape casting capabilities as compared to high-strength crystalline metals and alloys.  “Net-shape casting” is a type of casting that permits the creation of near-to-net shaped products that reduce costly post-cast processing or machining.

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

Cost Advantages

Liquidmetal alloys have the potential to provide cost advantages over other high-strength metals and alloys in certain applications. Because bulk Liquidmetal alloys have processing characteristics similar in some respects to plastics, which lend themselves to near-to-net shape molding, Liquidmetal alloys can in many cases be shaped efficiently into intricate, engineered products. This capability can eliminate or reduce certain post-molding steps, such as machining and re-forming, and therefore has the potential to significantly reduce processing costs associated with making parts in high volume.

Our Strategy

The key elements of our strategy include:

•	Focusing Our Marketing Activities on Select Products with Optimized Gross-Margins. We have focused and continue to focus our marketing activities on select products with optimized gross margins for the long term. This strategy is designed to align our product development initiatives with our processes and cost structure, and to reduce our exposure to more commodity-type product applications that are prone to unpredictable demand and fluctuating pricing. Our focus is primarily on products that possess design features that take advantage of our existing and developing manufacturing technology and that command a price commensurate with the performance advantages of our alloys. In addition, we will continue to engage in prototype manufacturing, both for internally manufactured products and for products that will ultimately be licensed to or manufactured by ourselves and/or third parties.

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

Applications for Liquidmetal Alloys

There are a very broad number of markets where Liquidmetal alloys have application opportunities. Some of the more prominent markets include: aerospace, automotive, defense, medical/dental, non-consumer electronics, and sporting equipment. We believe that these areas are consistent with our strategy in terms of market size, building brand recognition, and providing an opportunity to develop and refine our processing capabilities. Although we believe that strategic partnership transactions could also create valuable opportunities beyond the parameters of these target markets, we anticipate continuing to pursue these markets both internally and in conjunction with partners.

Medical Devices

We are engaged in product development efforts relating to various medical devices that could be made from bulk Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide a combination of performance and cost benefits that could make them a desirable replacement for incumbent materials, such as machined stainless steel and titanium, or components made from other more traditional metalworking technologies currently used in various medical device applications.  Our ongoing emphasis has been on minimally invasive surgical instrument applications for Liquidmetal alloys. These include, but are not limited to, specialized blades, clamps, tissue suturing components, tissue manipulation devices and orthopedic instruments utilized for implant surgery procedures, dental devices, and general surgery devices. The potential value offered by our alloys is higher performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape molded into components, thus reducing costs of secondary processing common with other metalworking processes. The status of most components in the prototyping phase is subject to non-disclosure agreements with our customers.

We believe that our prospects for success in this market will be enhanced through our focus on validating our materials through standardized industry tests such as the ASTM 10993 biocompatibility tests, optimizing existing alloy compositions and developing new alloy compositions to satisfy the industry’s rigorous material performance standards.

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

We believe that the continued miniaturization of, and the introduction of advanced features to non-consumer electronic devices is a primary driver of growth, market share, and profits in our industry. The high strength-to-weight ratio and elastic limit, along with the processing advantages of bulk Liquidmetal alloys enable the production of smaller, thinner, but stronger electronic parts. We also believe that the strength characteristics of our alloys could facilitate the creation of a new generation of non-consumer electronic devices which currently may not be viable because of strength limitations of conventional metal parts in the marketplace today. Lastly, we believe that our alloys offer style and design flexibility, such as shiny metallic finishes, to accommodate the changing tastes of our customers.

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

Because of the high degree of uniformity and consistency of our volume molding process, we are able to reduce significant costs associated with machining and verifying the dimensional tolerances of high precision parts and post-fabrication steps required to apply highly polished surfaces. Additional key properties for the aerospace and defense market are Liquidmetal alloy’s tensile strength, hardness, wear resistance, resistance to corrosion, and Liquidmetal alloy’s unique properties associated with explosives and munitions.

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

In the sporting goods industry, we believe that the high strength, hardness, corrosion resistance, and elasticity of our bulk alloys have the potential to enhance performance in a variety of products including, but not limited to, golf clubs, tennis rackets, archery, sporting arms and scuba equipment. We further believe that many sporting goods products are conducive to our strategy of focusing on high-margin products that meet our design criteria.

In the leisure products category, we believe that bulk Liquidmetal alloys can be used to efficiently produce intricately engineered designs with high-quality finishes, such as premium watchcases and knives. We further believe that Liquidmetal technology can be used to make high-quality, high-strength jewelry from precious metals.

Licensing Transactions

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

Visser Precision Cast, LLC License Transaction

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing. Under the manufacturing and service component of the Visser MTA, the Company agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products. Under the financing component of the Visser MTA, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000,000 and (ii) two warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which expire on June 1, 2017.

On May 20, 2014, the Company and Visser entered into a settlement agreement whereby the parties have amended and restated the sublicense and financing components of the Visser MTA. Additionally, the manufacturing services component and remaining considerations of the Visser MTA were terminated. Under the amended and restated sublicense agreement, the Company granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014 (the “Effective Date”), for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to the Company’s intellectual property developed after the Effective Date. The license to the Company’s intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

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

The settlement amended and restated the two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of its common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,937,931 shares under the anti-dilution provisions of the warrants, see footnote 14) at an exercise price of $0.17 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants. These warrants expire on June 1, 2017.

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

Our Intellectual Property

Pursuant to our transaction with Apple described under “Licensing Transactions” above, we license substantially all our intellectual property from our wholly-owned subsidiary, Crucible Intellectual Property, LLC. Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes 86 owned or licensed U.S. patents and 58 patent applications pending relating to the composition, processing, and application of our alloys, as well as various foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have acquired patent rights that provide us with the exclusive right to commercialize the amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2016 and 2035. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

•

Optimize Existing Alloys and Develop New Compositions. We believe that one of the key technology drivers of our business will continue to be our proprietary alloy compositions. We plan to continue research and development on new alloy compositions to generate a broader class of amorphous alloys with a wider range of specialized performance characteristics. We believe that our ability to optimize our existing alloy compositions will enable us to better tailor our alloys to our customers’ specific application requirements.

•

Develop New Applications. We will continue the research and development of new applications for Liquidmetal alloys. We believe the range of potential applications will broaden as we expand the forms, compositions, and methods of processing of our alloys.

We conduct our research and development programs internally, as well as through strategic relationships with third parties. Currently, our internal research and development efforts are conducted by a team of nine scientists, engineers, and technicians each of whom we either employ directly or engage as a consultant.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $2.1 million, $1.6 million and $1.2 million, respectively.

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

Manufacturing

During 2015 we continued to expand on the development of our Manufacturing Center of Excellence, which will allow (i) on-site manufacturing of customer products and (ii) our customers and strategic partners to inspect, collaborate, and demonstrate the latest developments of our alloy composition development and manufacturing processes. As part of these efforts, we received our ISO 9001:2008 certification during 2015 as further validation of our on-site processes and focus on product quality.

In addition, our current manufacturing strategy is to partner with global companies that are contract manufacturers and alloy producers. We seek third party companies with proven track records of success and that can gain specialized skills and knowledge of our alloys through close collaborations with our team of scientists and engineers. We believe that partnering with these global companies will allow us to forgo the capital intensive requirements of maintaining our own large scale manufacturing facilities and allow us to grow the number of applications for the technology much faster than could be accomplished on our own.

Customers

During 2015, there were three major customers, who together accounted for 52% of our revenue. During 2014, there were four major customers, who together accounted for 84% of our revenue. During 2013, there was one major customer, who accounted for 80% of our revenue. As of December 31, 2015, three customers represented 100%, or $30,000, of the total outstanding trade accounts receivable. As of December 31, 2014, two customers represented 100%, or $83,000, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

Competition

We believe it would be difficult to develop, manufacture, or sell bulk amorphous alloys, or products made from bulk amorphous alloy, without infringing our patents. However, our bulk Liquidmetal alloys face competition from other materials, including metals, alloys, plastics and composites, which are currently used in the commercial applications that we pursue. For example, we face significant competition from plastics, zinc and stainless steel in our non-consumer electronics components business, and titanium and composites will continue to be used widely in medical devices and sporting goods. Many of these competitive materials are produced by domestic and international companies that have substantially greater financial and other resources than we do. Based on our experience developing products for a variety of customers, we believe that the selection of materials by potential customers will continue to be product-specific in nature, with the decision for each product being driven primarily by the performance needs of the application and, secondarily, by cost considerations and design flexibility. Because of the relatively high strength of our alloys, dimensional precision, and the design flexibility of our process, we are most competitive when the customer is seeking a higher strength, as well as greater design flexibility, than currently available with other materials. However, if currently available materials, such as plastics, are strong enough for the application, our alloys are often not competitive in those applications with respect to price. We also believe that our alloys are generally not competitive with the cost of some of the basic metals, such as steel, aluminum or copper, when such basic metals can be processed by simple traditional metalworking processes into shapes and components that are satisfactory for their intended applications. Our alloys are generally more competitive with respect to price compared to components machined from various metals, such as titanium, stainless steel and other higher performance crystalline metals. Our alloys could also face competition from new materials that may be developed in the future, including new materials that could render our alloys obsolete.

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

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. Our goal is to educate customers on the benefits of our technology and help them gain adequate knowledge to apply the technology to their upcoming product application designs. To that end, we have business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products. We currently have 4 full-time employees engaged in sales and marketing activities. Additionally, we have expanded our outside sales forces to complement our internal team, as evidenced through the continued partnering with territorial market sales representatives.

Employees

As of December 31, 2015, we had 23 full-time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Golf Subsidiary

From 1997 until September 2001, we were engaged in the retail marketing and sale of golf clubs through a majority-owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001. However, in December 2012, we recommenced activities and discussions with potential partners regarding the development of golf club components for golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Such activities continued through 2015. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.

We have limited funds to support our current operations.

We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. Such factors will likely require that we raise additional funds to support our operations beyond 2016 and into 2017. There is no assurance that we will be able to raise such additional funds on acceptable terms, if at all. If we raise additional funds by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely.

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

We have experienced significant cumulative operating losses since our inception. Our operating loss for the fiscal years ended December 31, 2015, 2014, and 2013 were $9.3 million, $8.9 million, and $6.1 million, respectively. We had an accumulated deficit of approximately $218.0 million at December 31, 2015, approximately $210.6 million at December 31, 2014, and approximately $204.1 million at December 31, 2013. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

We primarily rely on limited suppliers for mold making, manufacturing and alloying of our bulk amorphous alloys and parts, as well as the manufacturing of our bulk amorphous alloy production machines.

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

The future growth and success of our Liquidmetal alloy business will depend in part on our ability to establish and retain a technological advantage over other materials for our targeted applications. For many of our targeted applications, we will compete with manufacturers of similar products that use different materials many of which have substantially greater financial and other resources than we do. These different materials may include plastics, zinc, titanium alloys, metal injection molding, or stainless steel, among others, and we will compete directly with suppliers of the incumbent material. In addition, in each of our targeted markets, our success will depend in part on the ability of our customers to compete successfully in their respective markets. Thus, even if we are successful in replacing an incumbent material in a finished product, we will remain subject to the risk that our customer will not compete successfully in its own market.

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

We own several patents relating to amorphous alloy technology, and we have other rights to amorphous alloy patents through an exclusive license from the California Institute of Technology.  Our success depends in part on our ability to obtain and maintain patent and other proprietary right protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. Specifically, we must:

●	protect and enforce our owned and licensed patents and intellectual property;

●	exploit our owned and licensed patented technology; and

●	operate our business without infringing on the intellectual property rights of third parties.

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2016 and 2035. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the SEC XBRL mandate, new SEC regulations and International Financial Reporting Standards (“IFRS”), are creating uncertainty for public companies. As a result of these new rules and the size and limited resources of our company, we will incur additional costs associated with our public company reporting requirements, and we may not be able to comply with some of these new rules. In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and this could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

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

During 2015, the highest bid price for our common stock was $0.18 per share, while the lowest bid price during that period was $0.06 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “Over-the-Counter Bulletin Board” under the symbol “LQMT.” On March 3, 2016, the last reported sales price of our common stock was $0.08 per share. As of March 3, 2016, we had 220 active record holders of our common stock.

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

2015	High	Low
Fourth Quarter	$0.10	$0.06
Third Quarter	$0.14	$0.10
Second Quarter	$0.16	$0.12
First Quarter	$0.18	$0.12
2014	High	Low
Fourth Quarter	$0.20	$0.10
Third Quarter	$0.28	$0.18
Second Quarter	$0.29	$0.17
First Quarter	$0.41	$0.16

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance our operations and future growth.

Stock Price Performance

The stock price performance graph below compares the cumulative total return of our common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000 ® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2010, and assumes a $100 investment on such date in our common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000 ® indices. With respect to the payment of dividends, the Company has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000 ® indices assume that all dividends were reinvested. The stock price performance graph set forth shall not be deemed “soliciting material” or to be “filed” with the SEC, and will not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this graph by reference into such a filing.

Item 6. Selected Financial Data

The following selected financial data insofar as it relates to the years ended December 31, 2015, 2014, 2013, 2012, and 2011 has been derived from our audited financial statements. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2015 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011

Statement of Operations Data:
Total revenue	$125	$603	$1,026	$650	$972
Net (loss) income and comprehensive (loss) income	$(7,317)	$(6,558)	$(14,248)	$(14,025)	$6,155
Net (loss) income and comprehensive (loss) income applicable to Liquidmetal Technologies shareholders	$(7,309)	$(6,546)	$(14,206)	$(14,025)	$6,155
Per Share:
Net (loss) income- basic	$(0.02)	$(0.01)	$(0.04)	$(0.07)	$0.05
Net (loss) income- diluted	$(0.02)	$(0.01)	$(0.04)	$(0.07)	$0.03
Weighted-average common shares outstanding (basic)	$470,955,041	$441,439,018	$341,451,559	$188,298,113	$118,523,228
Weighted-average common shares outstanding (diluted)	$470,955,041	$441,439,018	$341,451,559	$188,298,113	$163,292,496

	Year Ended December 31,
	2015	2014	2013	2012	2011

Balance Sheet Data:
Current assets	$5,302	$10,466	$2,689	$7,915	$811
Total assets	$7,273	$12,284	$4,103	$8,973	$1,993
Current liabilities	$1,974	$860	$1,071	$6,923	$3,610
Total liabilities	$2,889	$3,721	$6,848	$10,545	$4,219
Common stock	$477	$464	$376	$242	$130
Accumulated deficit	$(217,945)	$(210,636)	$(204,090)	$(189,884)	$(175,859)
Stockholders' equity (deficit)	$4,384	$8,563	$(2,745)	$(1,572)	$(2,226)

Common shares issued and outstanding have increased from 134,467,554 as of December 31, 2011 to 477,149,485 as of December 31, 2015. The increase is primarily due to the issuance of shares to investors upon the settlement of convertible debt, the issuance of shares to investors in private placements, and the issuance of shares to employees.

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

Our cost of sales consists primarily of the costs of manufacturing, which include raw allow and internal labor required to operate our on-site production cell. Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

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

Change in Value of Warrants consists of changes to the fair value of warrants outstanding at each period.  The warrants have been accounted for as a liability in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging, due to their price-based anti-dilution rights, with the change in fair values reported in earnings. The fair values are determined using a Black-Scholes pricing model and fluctuations in our stock price have had the greatest impact on the valuation of outstanding warrants.

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of December 31, 2015, we had received an aggregate of $1,568,000 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of our common stock at a weighted average price of $0.13 per share.

Line of Credit Facility

In February 2015, we entered into a $2,000,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility has been extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000,000. Amounts available under this facility are secured by cash collateral. Such collateral is included as restricted cash on our consolidated balance sheet. As of December 31, 2015, there was $700,000 in outstanding borrowings under this facility. Interest expense applicable to these borrowings was $4,000 for the year ended December 31, 2015 and $0 for the years ended December 31, 2014 and 2013.

2013 Stock Purchase Agreement

On November 8, 2013, we entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC, and Iroquois Master Fund Ltd. (each, a “2013 Investor” and collectively, the “2013 Investors”). The 2013 Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, each of the 2013 Investors had committed to purchase such 2013 Investor’s pro rata portion of up to $20,000,000 worth of our common stock, over the 36-month term of the 2013 Purchase Agreement. In consideration for the execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, we issued 2,666,667 shares of common stock to the 2013 Investors. As of December 31, 2014, we had received an aggregate of $16,000,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of our common stock at a weighted average price of $0.19 per share. On August 22, 2014, we voluntarily terminated the 2013 Purchase Agreement, effective August 25, 2014.

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

As a part of the July 2012 Private Placement, we issued warrants to purchase 18,750,000 shares of our common stock at an exercise price of $0.384 per share (reduced to $0.19 per share under the anti-dilution and price reset provisions of the warrants, see note 14 in the accompanying footnotes to the financial statements), and such warrants first became exercisable on January 2, 2013 which was six months after the issuance date thereof. In the event that we issue or sell shares of our common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two year anniversary of the issuance date, the then applicable exercise price was reset to equal 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 3 in the accompanying footnotes to the consolidated financial statements).

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

Visser Precision Cast, LLC License Transaction

On June 1, 2012, we entered into a Master Transaction Agreement (the “Visser MTA”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing. Under the manufacturing and service component of the Visser MTA, we had agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products. Under the financing component of the Visser MTA, we issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000,000 and (ii) two warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which were to expire on June 1, 2017.

On May 20, 2014, we and Visser entered into a settlement agreement whereby the parties have amended and restated the sublicense and financing components of the Visser MTA. Additionally, the manufacturing services component and remaining considerations of the Visser MTA were terminated. Under the amended and restated sublicense agreement, we have granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of our intellectual property developed on or prior to May 20, 2014 (the “Effective Date”), for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to our intellectual property developed after the Effective Date. The license to our intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of our other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

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

The settlement amended and restated the two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,937,931 shares under the anti-dilution provisions of the warrants, see footnote 14 in the accompanying footnotes to the financial statements) at an exercise price of $0.17 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants. These warrants expire on June 1, 2017.

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

RESULTS OF OPERATIONS

	For the years ended December 31,
	2015		2014		2013
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$98		$565		$1,007
Licensing and royalties	27		38		19
Total revenue	125		603		1,026

Cost of sales	349	279%	483	80%	774	75%
Gross profit (loss)	(224)	-179%	120	20%	252	25%

Selling, marketing, general and administrative	7,010	5608%	7,463	1238%	5,157	503%
Research and development	2,047	1638%	1,596	265%	1,156	113%
Total operating expense	9,057		9,059		6,313

Operating loss	(9,281)		(8,939)		(6,061)

Change in value of warrants, gain (loss)	1,946		2,700		(2,155)
Change in value of embedded conversion feature liability, gain	-		-		621
Debt discount amortization expense	-		(373)		(6,504)
Other income	-		30		-
Interest expense	(4)		-		(245)
Interest income	22		24		5
Gain on extinguishment of debt	-		-		91

Net loss	$(7,317)		$(6,558)		$(14,248)

In discussing the results of our operations, we have categorized the specific items in our statements of operations into various categories to facilitate the understanding of our core business operations. Explanations of each category as well as analyses of specific items contained in that category are discussed below:

(a)	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

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

Total revenue decreased by $478 thousand to $125 thousand for the year ended December 31, 2015 from $603 thousand for the year ended December 31, 2014.  The decrease for the period was primarily attributable to a reduction in research and development services provided to licensees during 2015 as a result of a shift towards on-site production and prototyping activities with customers to further develop and support the commercialization of our technology.

Cost of sales. Cost of sales was $349 thousand, or 279% of total revenue, for the year ended December 31, 2015, a decrease from $483 thousand, or 80% of total revenue, for the year ended December 31, 2014. The decrease in our cost of sales for the year ended December 31, 2015 was primarily attributable to lower revenues, off-set by higher costs associated with initial on-site manufacturing activities than previously encountered when providing product development and prototyping services to customers.

The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during 2015, our cost of sales as a percentage of product revenue is not necessarily representative of our future cost percentages and is expected to improve over time with increases in volume and continued improvements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit (loss) decreased by $344 thousand from $120 thousand as of December 31, 2014 to $(224) thousand as of December 31, 2015. Our gross margin percentage decreased from 20% as of December 31, 2014 to (179)% as of December 31, 2015. As discussed above under “Cost of sales”, early production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit (loss) percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our product revenues with shipments of routine, commercial parts with future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross margin percentages to stabilize, increase and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses decreased by $453 thousand to $7.0 million, or 5608% of revenue, for the year ended December 31, 2015 from $7.5 million, or 1238% of revenue, for the year ended December 31, 2014. The decrease in expense from the prior year is due primarily to additional legal costs incurred during 2014 in conjunction with the arbitration proceeding and settlement discussions with Visser.

Research and development expenses. Research and development expenses increased by $451 thousand to $2.1 million, or 1638% of revenue, for the year ended December 31, 2015, from $1.6 million, or 265% of revenue, for the year ended December 31, 2014. The increase from the prior year was mainly due to additional Company research projects during 2015 and additional personnel hires to support our manufacturing and process development efforts. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes

Operating loss. Operating loss increased by $342 thousand from $8.9 million for the year ended December 31, 2014 to $9.3 million for the year ended December 31, 2015. As discussed above, the increase in our operating loss is primarily related to a decrease in gross margin and an increase in operating expense categories from 2014 to 2015.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until such time where we can either i) increase our revenues with shipments of routine, commercial parts through a combination of our manufacturing facility or third party contract manufacturers or ii) obtain significant licensing revenues, we expect to continue to have operating losses for the foreseeable future.

Non-operational expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in value of warrants, gain (loss). The change in value of warrants was a non-cash gain of $1.9 million for the year ended December 31, 2015, which resulted from periodic valuation adjustments for warrants issued in connection with the Visser MTA and the July 2012 Private Placement. The gain noted during the year ended December 31, 2015 compared to a gain of $2.7 million during the year ended December 31, 2014 was primarily due to continued decreases in our stock price during 2015 from $0.12 as of December 31, 2014 to $0.06 as of December 31, 2015, compounded by a reduction in volatility and other assumptions impacting the valuation model. Changes in the value of our warrants are non-cash and do not affect the core operations of our business.

Debt discount amortization expense. Debt discount amortization expense was $0 for the year ended December 31, 2015, as compared to $373 thousand for the year ended December 31, 2014. Expense recorded for the year ended December 31, 2014, was primarily related to the periodic amortization of issuance costs associated with the 2013 Purchase Agreement and the write-off of such costs following the termination of the 2013 Purchase Agreement on August 25, 2014. No such expenses were recorded during the year ended December 31, 2015.

Other income. Other income was $30 thousand for the year ended December 31, 2014. No such income was recorded during the year ended December 31, 2015. Other income during 2014 was primarily due to the sale of our remaining membership interest in a former subsidiary that was recorded as a cost method investment.

Interest expense. Interest expense was $4 thousand for the year ended December 31, 2015, relating to interest incurred under our line of credit facility. No such costs were incurred during the year ended December 31, 2014.

Interest income. Interest income was $22 thousand and $24 thousand for the years ended December 31, 2015 and 2014, respectively, from interest earned on cash deposits.

Net loss. Our annual net losses of $7.3 million as of December 31, 2015 and $6.5 million as of December 31, 2014 are reflective of operating expenses associated with our on-going business as well as non-operational expenses, discussed above, primarily related to gains in our warrant valuations, which are not reflective of our on-going business.

(b)	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

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

Cost of sales. Cost of sales was $483 thousand, or 80% of total revenue, for the year ended December 31, 2014, a decrease from $774 thousand, or 75% of total revenue, for the year ended December 31, 2013. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. In addition, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to products revenue, than would otherwise be incurred by contract manufacturers. Therefore, our cost of sales as a percentage of products revenue may not be representative of our future cost percentages. When we begin increasing our products revenues with shipments of routine, commercial parts through our manufacturing facility or third party contract manufacturers, we expect our cost of sales percentages to stabilize and be more predictable.

Gross profit (loss). Our gross profit (loss) decreased by $132 thousand from $252 thousand as of December 31, 2013 to $120 thousand as of December 31, 2014. Our gross margin percentage decreased from 25% as of December 31, 2013 to 20% as of December 31, 2014. As discussed above under “Cost of revenue”, much of our current product mix consists of prototype parts and other revenue which have higher internal variable cost percentages, relative to revenue, than would otherwise be incurred by contract manufacturers. As such, our gross profit (loss) percentages may fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our revenues with shipments of routine, commercial parts through our manufacturing facility or third party contract manufacturers, we expect our gross margin percentages to stabilize and be more predictable.

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

Change in value of embedded conversion feature liability, gain. The change in value of the embedded conversion feature liability was a non-cash gain of $621 thousand for the year ended December 31, 2013. As part of the final conversion on July 17, 2013 of the senior convertible notes issued in the July 2012 Private Placement, the associated embedded conversion liability was reduced to zero due to the exercise of the conversion option and was included in the calculation of the resulting gain on extinguishment of the senior convertible notes (see note 13 in the accompanying footnotes to the consolidated financial statements). As a result, there was no activity for this transaction during the year ended December 31, 2014.

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

Other income. Other income was $30 thousand for the year ended December 31, 2014. No such income was recorded during the year ended December 31, 2013. Other income is primarily due to the sale of our remaining membership interest in a former subsidiary that was recorded as a cost method investment.

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

Gain on extinguishment of debt. Gain on extinguishment of debt was $91 thousand for the year ended December 31, 2013. The gain consisted of the write-off of unamortized debt discount, unamortized debt issuance costs, embedded conversion feature liabilities, and the difference between the reacquisition price of the shares issued and the contractual conversion price of the Senior Convertible Notes (see note 13 in the accompanying footnotes to the consolidated financial statements). No such gain was recorded during the year ended December 31, 2014.

Net loss. Due to the significant impact of our non-recurring, non-cash and non-operating expenses discussed above, our annual losses of $6.5 million as of December 31, 2014 and $14.2 million as of December 31, 2013 are reflective of significant fluctuations that are unrelated to the operations of our bulk alloy business.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $6.8 million for the year ended December 31, 2015, $7.4 million for the year ended December 31, 2014, and $5.0 million for the year ended December 31, 2013. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $2.7 million for the year ended December 31, 2015, $1.1 million for the year ended December 31, 2014, and $200,000 for the year ended December 31, 2013. Annual amounts primarily consist of capital expenditures to support our manufacturing efforts. Also included in investing cash flows for the year ended December 31, 2015 is $2 million related to an increase in restricted cash to support collateral requirements for our line of credit facility.

Cash provided by financing activities

Cash provided by financing activities totaled $2.3 million for the year ended December 31, 2015, $16.4 million for the year ended December 31, 2014, and $74,000 for the year ended December 31, 2013. The 2015 results include $1.6 million of proceeds from the issuance of common stock under the 2014 Purchase Agreement and $700 thousand in borrowings under the line of credit facility. The 2014 results include $16.0 million of proceeds from the issuance of common stock under the 2013 Purchase Agreement.

Financing arrangements and outlook

On August 20, 2014, we entered into the 2014 Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000,000 worth of our common stock, $0.001 par value, over the 36-month term of the 2014 Purchase Agreement.

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of December 31, 2015, we had received an aggregate of $1,568,000 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of our common stock at a weighted average price of $0.13 per share.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if we are unable to continue as a going concern. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that we make further equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support our operations beyond 2016. There is no assurance that we will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If we were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company. As of December 31, 2015, the Company did not have any off-balance sheet arrangements.

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

•

We value our long-lived assets at the lower of cost or fair market value.  We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on our review of both qualitative and quantitative factors no significant indicators of impairment were identified during the years ended December 31, 2015, 2014 and 2013, respectively.

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

•

We account for our outstanding warrants as a derivative in accordance with FASB ASC 815-10, Derivatives and Hedging, and FASB ASC 815-40, Contracts in Entity’s Own Equity. The fair value of warrants is measured at each period end using the Black-Scholes pricing model and changes in fair value during the period are reported in our earnings. The Black-Scholes pricing model requires estimates of expected volatility, expected dividends, the risk-free rate, and the expected term of the warrant. If any of the assumptions used in the valuation model change significantly, changes in the fair value of warrants may differ materially in the future from that recorded in the current period.

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

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in $ thousands)

Short-Term Debt	$700	$700	-	-	-

Operating Leases	1,724	206	429	490	599

	$2,424	$906	$429	$490	$599

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our line of credit facility provides for a fixed interest rate of 2.1% per annum on all outstanding borrowings. A change in interest rates impacts the fair value of our outstanding debt under the line of credit facility but has no impact on interest incurred or cash flows. As of December 31, 2015, there was $700,000 in outstanding borrowings under this facility. Given the proximity to maturity, the carrying amount of short-term debt approximates fair value as of December 31, 2015.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item can be found beginning on page 49 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2015 (the end of the period covered by this report).

Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2015. Management has not identified any material weaknesses in the company’s internal control over financial reporting as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Liquidmetal Technologies, Inc.

Rancho Santa Margarita, California

We have audited Liquidmetal Technologies, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 7, 2016 expressed an unqualified opinion and includes an emphasis paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

/s/SingerLewak LLP

Los Angeles, California

March 7, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC not later than 120 days after December 31, 2015.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC not later than 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC not later than 120 days after December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC not later than 120 days after December 31, 2015.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC not later than 120 days after December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a)  The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page 49.

2. Exhibits. See Item 15(b) below.

     (b)  Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

(c) Financial Statement Schedule. See Item 15(a)(1) above.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 28, 2013).

3.2	Amended and Restated ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 5, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

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

10.33	Form of Change of Control Agreement, dated September 13, 2013. (incorporated by reference from Exhibit 10.1 of the Form 8-K filed September 17, 2013)

10.34	Common Stock Purchase Agreement, dated November 8, 2013 among Liquidmetal Technologies, Inc., Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC and Iroquois Master Fund Ltd. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed November 12, 2013)

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

10.45	Liquidmetal Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 9, 2015).

10.46	Revolving Note, dated February 24, 2015, by Liquidmetal Technologies, Inc. in favor of City National Bank (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 26, 2015).

10.47	Security Agreement, dated February 24, 2015, by Liquidmetal Technologies, Inc. in favor of City National Bank (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 26, 2015).

10.48

Amendment Number Three to Master Transaction Agreement and Other Transaction Documents, dated June 17, 2015, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 6, 2015).

10.49

Confidential Separation Agreement and Release of Claims, dated August 21, 2015, between Liquidmetal Technologies, Inc. and Ricardo Salas (incorporated by reference from Exhibit 10.1 on the Form 8-K filed on August 25, 2015).

10.50	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 5, 2015).

10.51	Form of Amended and Restated Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 5, 2015).

10.52*

Amended and Restated Employment Agreement, dated February 4, 2016, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 9, 2016).

10.53	Form of Amendment to Change of Control Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 9, 2016).

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registration Statement on S-1 filed July 18, 2012).

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Shareholder’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Liquidmetal Technologies, Inc.

By:	/s/ Thomas Steipp

Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 7, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Steipp

Thomas Steipp	President, Chief Executive Officer and Director	March 7, 2016
(Principal Executive Officer)

/s/ Tony Chung

Tony Chung	Chief Financial Officer	March 7, 2016
(Principal Financial Officer and Principal Accounting Officer)

/s/ Abdi Mahamedi
	Chairman of the Board and Director	March 7, 2016
Abdi Mahamedi

/s/ Scott Gillis

Scott Gillis	Director	March 7, 2016

/s/ Bob Howard-Anderson	Director	March 7, 2016

Bob Howard-Anderson

/s/ Richard Sevcik	Director	March 7, 2016

Richard Sevcik

/s/ Walter Weyler	Director	March 7, 2016

Walter Weyler

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Liquidmetal Technologies, Inc.

Rancho Santa Margarita, California

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ SingerLewak LLP

Los Angeles, California

March 7, 2016

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014

ASSETS

Current assets:
Cash	$2,773	$10,009
Restricted cash	2,008	-
Trade accounts receivable, net of allowance for doubtful accounts	30	83
Inventory	83	-
Prepaid expenses and other current assets	408	374
Total current assets	$5,302	$10,466
Property and equipment, net	1,370	1,118
Patents and trademarks, net	570	669
Other assets	31	31
Total assets	$7,273	$12,284

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	700	-
Accounts payable	250	155
Accrued liabilities	947	705
Deferred revenue	77	-
Total current liabilities	$1,974	$860

Long-term liabilities
Warrant liabilities	59	2,005
Other long-term liabilities	856	856
Total liabilities	$2,889	$3,721

Shareholders' equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized; 477,149,485 and 464,482,819 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	477	464
Warrants	18,179	18,179
Additional paid-in capital	203,735	200,610
Accumulated deficit	(217,945)	(210,636)
Non-controlling interest in subsidiary	(62)	(54)
Total shareholders' equity (deficit)	$4,384	$8,563

Total liabilities and shareholders' equity (deficit)	$7,273	$12,284

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,

	2015	2014	2013

Revenue
Products	$98	$565	$1,007
Licensing and royalties	27	38	19
Total revenue	125	603	1,026

Cost of sales	349	483	774

Gross profit (loss)	(224)	120	252

Operating expenses
Selling, marketing, general and administrative	7,010	7,463	5,157
Research and development	2,047	1,596	1,156
Total operating expenses	9,057	9,059	6,313
Operating loss	(9,281)	(8,939)	(6,061)

Change in value of warrants, gain (loss)	1,946	2,700	(2,155)
Change in value of embedded conversion feature liability, gain	-	-	621
Debt discount amortization expense	-	(373)	(6,504)
Other income	-	30	-
Interest expense	(4)	-	(245)
Interest income	22	24	5
Gain on extinguishment of debt (Note 13)	-	-	91

Loss before income taxes	(7,317)	(6,558)	(14,248)

Income taxes	-	-	-

Net loss and comprehensive loss	(7,317)	(6,558)	(14,248)

Net loss attributable to non-controlling interest	8	12	42
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	(7,309)	(6,546)	(14,206)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.02)	$(0.01)	$(0.04)

Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.02)	$(0.01)	$(0.04)

Number of weighted average shares - basic	470,955,041	441,439,018	341,451,559
Number of weighted average shares - diluted	470,955,041	441,439,018	341,451,559

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total
Balance, December 31, 2012	506,936	242,074,324	$-	$242	$18,179	$169,891	$(189,884)	$-	$(1,572)

Conversion of preferred stock	(506,936)	16,896,070	-	17	-	(17)	-	-	-
Common stock issuance	-	116,136,796	-	116	-	12,137	-	-	12,253
Stock option exercises	-	600,000	-	1	-	74	-	-	75
Stock-based compensation	-	-	-	-	-	213	-	-	213
Restricted stock issued to officer	-	-	-	-	-	312	-	-	312
Dividend distribution	-	-	-	-	-	222	-	-	222
Net loss	-	-	-	-	-	-	(14,206)	(42)	(14,248)

Balance, December 31, 2013	-	375,707,190	$-	$376	$18,179	$182,832	$(204,090)	$(42)	$(2,745)

Common stock issuance	-	85,355,615	-	85	-	15,915	-	-	16,000
Warrant exercises	-	1,178,000	-	1	-	225	-	-	226
Stock option exercises	-	2,242,014	-	2	-	203	-	-	205
Stock-based compensation	-	-	-	-	-	907	-	-	907
Restricted stock issued to officer	-	-	-	-	-	312	-	-	312
Reclassification of warrant liability to equity upon exercise	-	-	-	-	-	216	-	-	216
Net loss	-	-	-	-	-	-	(6,546)	(12)	(6,558)

Balance, December 31, 2014	-	464,482,819	$-	$464	$18,179	$200,610	$(210,636)	$(54)	$8,563

Common stock issuance	-	12,500,000	-	13	-	1,555	-	-	1,568
Stock option exercises	-	166,666	-	-	-	13	-	-	13
Stock-based compensation	-	-	-	-	-	1,375	-	-	1,375
Restricted stock issued to officer	-	-	-	-	-	182	-	-	182
Net loss	-	-	-	-	-	-	(7,309)	(8)	(7,317)

Balance, December 31, 2015	-	477,149,485	$-	$477	$18,179	$203,735	$(217,945)	$(62)	$4,384

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013

Operating activities:
Net loss	$(7,317)	$(6,558)	$(14,248)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522	301	214
Gain on sale of fixed asset	-	(5)	-
Bad debt expense	-	-	11
Stock-based compensation	1,375	907	213
Restricted stock compensation issued to officer	182	312	312
(Gain) Loss from change in value of warrants	(1,946)	(2,700)	2,155
Gain from change in value of embedded conversion feature liability	-	-	(621)
Gain on extinguishment of debt (Note 13)	-	-	(91)
Debt discount amortization	-	373	6,504
Non-cash interest expense	-	-	242

Changes in operating assets and liabilities:
Trade accounts receivable	53	132	(162)
Inventory	(83)	-	-
Prepaid expenses and other current assets	(34)	38	(83)
Other assets	-	(3)	-
Accounts payable and accrued liabilities	337	(216)	577
Deferred revenue	77	-	-
Net cash used in operating activities	(6,834)	(7,419)	(4,977)

Investing Activities:
Purchases of property and equipment	(675)	(1,061)	(185)
Increase in restricted cash	(2,008)	-	-
Proceeds from sale of fixed assets	-	5	1
Investment in patents and trademarks	-	(9)	(13)

Net cash used in investing activities	(2,683)	(1,065)	(197)

Financing Activities:
Proceeds from short-term debt	700	-	-
Proceeds from exercise of stock options	13	205	74
Proceeds from exercise of warrants	-	226	-
Proceeds from stock issuance	1,568	16,000	-
Net cash provided by financing activities	2,281	16,431	74

Net increase (decrease) in cash	(7,236)	7,947	(5,100)

Cash at beginning of period	10,009	2,062	7,162
Cash at end of period	$2,773	$10,009	$2,062

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Pre-installment payment of convertible debt through common stock issuance	-	-	7,187
Dividends paid in common stock upon preferred stock conversion	-	-	222
Financing costs paid through common stock issuance	-	-	373
Accrued capital expenditures	-	5	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology and manufacturing company that develops and commercializes products made from amorphous alloys. The Company’s family of alloys consists of a variety of bulk alloys and composites that utilizes the advantages offered by amorphous alloys technology. The Company designs, develops, manufactures and sells products and custom components from bulk amorphous alloys to customers in a wide range of industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that the Company believes will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. The Company’s alloys and the injection molding technology it employs results in components that exhibit: exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. Interestingly, all of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. The Company believes these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, the Company believes these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Cash. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2015 and 2014, the Company held no deposits in such highly liquid investments.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2015, three customers represented 100%, or $30, of the total outstanding trade accounts receivable. As of December 31, 2014, two customers represented 100%, or $83, of the total outstanding trade accounts receivable. During 2015, there were three major customers, who together accounted for 52% of total revenue. During 2014, there were four major customers, who together accounted for 84% of total revenue. During 2013, there was one major customer, who accounted for 80% of total revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations and comprehensive loss. At December 31, 2015 and 2014, the Company had not recorded an allowance for doubtful accounts.

Inventory. Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used in production and/or shipped to satisfy customer orders.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on the Company’s review of both qualitative and quantitative factors no significant indicators of impairment were identified during the years ended December 31, 2015, 2014, and 2013, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company has one financial instrument, namely warrant liabilities that are recorded at fair value on a periodic basis using Level 2 measurement inputs. Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such warrants is estimated using the Black-Scholes option-pricing model. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815 (see note 14).

As of December 31, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	-	-	59	-

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

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $76, $252 and $78, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2015, 2014 and 2013, respectively.

Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. These management estimates are primarily related to impairment of long-lived assets, allowance for bad debt, and warrant valuations.

Subsequent Events. The Company evaluated subsequent events through the filing of its Annual Report on Form 10-K with the SEC.

Supplemental Cash Flow Information. Cash payments for interest were $4, $0, and $0 in the years ended December 31, 2015, 2014, and 2013, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Recent Accounting Pronouncements.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of December 31, 2015, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share.

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility has been extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. Amounts available under this facility are secured by cash collateral. Such collateral is included as restricted cash on the Company’s consolidated balance sheet. As of December 31, 2015, there was $700 in outstanding borrowings under this facility. Interest expense applicable to these borrowings was $4 for the year ended December 31, 2015 and $0 for the years ended December 31, 2014 and 2013.

2013 Stock Purchase Agreement

On November 8, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC, and Iroquois Master Fund Ltd. (each, a “2013 Investor” and collectively, the “2013 Investors”). The 2013 Purchase Agreement provided that each of the 2013 Investors had committed to purchase such 2013 Investor’s pro rata portion of up to $20,000 (the “Total Commitment”) worth of the Company’s common stock, $0.001 par value (the “Shares”), over the 36-month term of the 2013 Purchase Agreement. In consideration for the execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, the Company issued 2,666,667 shares of common stock (“the Commitment Shares”) to the 2013 Investors.

From time to time over the term of the 2013 Purchase Agreement, the Company was able to, at its sole discretion, provide each of the 2013 Investors with draw down notices (each a “Draw Down Notice”) requiring them to purchase a specified dollar amount of Shares (the “Draw Down Amount”) over a five (5) consecutive trading day period commencing on the trading day specified in the applicable Draw Down Notice (the “Pricing Period”) with each draw down subject to certain limitations. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice could not exceed a dollar amount equal to the lesser of (i) 300% of the average trading volume of the Company’s common stock during the ten (10) trading days immediately preceding the date the applicable Draw Down Notice was delivered (the “Applicable Draw Down Exercise Date”) multiplied by the lower of (A) the closing trade price of the Company’s common stock on the trading day immediately preceding the Applicable Draw Down Exercise Date and (B) the average of the closing trade prices of our common stock for the three (3) trading days immediately preceding the Applicable Draw Down Exercise Date (such lower price, the “Reference Price”), and (ii) a specified dollar amount set forth in the 2013 Purchase Agreement based on the Reference Price as of the Applicable Draw Down Exercise Date.

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

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which the Company issued $12,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of the Company’s common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. Each monthly installment payment was payable in cash, shares of the Company’s common stock, or a combination thereof. If paid in shares, such shares were valued at the lower of (i) the then applicable conversion price or (ii) a price that was 87.5% of the arithmetic average of the ten (or in some cases fewer) lowest weighted average prices of the Company’s common stock during the twenty trading day period ending two trading days before the payment date or the date on which the Company elected to pay in shares, whichever was lower. As of July 17, 2013, the Company had issued 163,641,547 shares of common stock in full satisfaction of the notes (see note 13).

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share (reduced to $0.19 per share under the anti-dilution and price reset provisions of the warrants, see note 14), and such warrants first became exercisable on January 2, 2013 which was six months after the issuance date thereof. In the event that the Company issues or sells shares of the Company’s common stock at a price per share that is less than the exercise price then in effect, the exercise price of the warrants will be reduced based on a weighted-average formula. In addition, on the two-year anniversary of the issuance date, the then applicable exercise price was reset to equal 87.5% of the arithmetic average of the ten lowest weighted average prices of the common stock during the twenty trading day period ending two trading days immediately preceding the reset date. All of the warrants will expire on July 2, 2017 (see note 14).

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

Visser Precision Cast, LLC License Agreement

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing. Under the manufacturing and service component of the Visser MTA, the Company had agreed to engage Visser as a perpetual, exclusive manufacturer of non-consumer electronic products. Under the financing component of the Visser MTA, the Company issued and sold to Visser in a private placement transaction (i) 30,000,000 shares of common stock at a purchase price of $0.10 per share resulting in proceeds of $3,000 and (ii) two warrants to purchase 15,000,000 shares of common stock at an original exercise price of $0.22 per share which expire on June 1, 2017.

On May 20, 2014, the Company and Visser entered into a settlement agreement whereby the parties have amended and restated the sublicense and financing components of the Visser MTA. Additionally, the manufacturing services component and remaining considerations of the Visser MTA were terminated. Under the amended and restated sublicense agreement, the Company has granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014 (the “Effective Date”), for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date. The license to the Company’s intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

The settlement amended and restated the two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if the Company issued shares of its common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 18,937,931 shares under the anti-dilution provisions of the warrants, see note 14) at an exercise price of $0.17 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants.

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

4. Liquidity and Going Concern Issues

As of December 31, 2015, the Company’s cash and restricted cash balance was $4,781, which consisted of $2,773 of cash and $2,008 of short-term restricted cash. The Company will need to raise funds during 2016 to be able to continue its operations beyond 2016.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if the Company were unable to continue as a going concern. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that the Company make further equity sales under the 2014 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support its operations beyond 2016. There is no assurance that the Company will be able to make equity sales under the 2014 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to make equity sales under the 2014 Purchase Agreement or to raise additional funds through other means by issuing securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the year ended December 31, 2015, the Company’s cash used in operations was $6,834, cash used in investing activities was $2,683, primarily due to increases in restricted cash to support the line of credit facility, and cash provided by financing activities was $2,281, primarily due to cash received from equity sales under the 2014 Purchase Agreement and borrowings under the line of credit.

On August 20, 2014, the Company entered into the 2014 Purchase Agreement which allows it to raise up to $30,000 through periodic issuances of common stock over a three year period. The Company may not raise funds through the 2014 Purchase Agreement when the closing sales price of the Company’s common stock is less than $0.10 per share. As of December 31, 2015, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

5. Trade accounts receivable

Trade accounts receivable were comprised of the following:

	December 31,
	2015	2014
Trade accounts receivable	$30	$83
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable, net	$30	$83

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $408 and $374 as of December 31, 2015 and December 31, 2014, respectively. Included within these totals as of December 31, 2015 and 2014 are the following:

	December 31,
	2015	2014

Prepaid service invoices	$48	$43
Prepaid manufacturing and mold costs	118	73
Prepaid insurance premiums	192	193
Other receivables	50	65
Total	408	374

7. Inventory

Inventory totaled $83 and $0 as of December 31, 2015 and December 31, 2014, respectively, and primarily consisted of raw alloy and finished goods inventory to satisfy future customer orders. Inventory is stated at the lower of weighted-average cost or market.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014

Machinery and equipment	$2,545	$1,903
Computer equipment	218	218
Office equipment, furnishings, and improvements	564	531
Total	3,327	2,652
Accumulated depreciation	(1,957)	(1,534)
Total property and equipment, net	$1,370	$1,118

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $423, $197, and $96, respectively. For the year ended December 31, 2015, $29 of depreciation expense was included in cost of sales and $394 was included in selling, marketing, general and administrative expenses. For the years ended December 31, 2014 and 2013, $0 of depreciation expense was included in cost of sales and $197 and $96, respectively, was included in selling, marketing, general and administrative expenses.

9. Patents and trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2015	2014

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,664	1,664
Trademarks	148	148
Total	2,378	2,378
Accumulated amortization	$(1,808)	$(1,709)
Total intangible assets, net	$570	$669

Amortization expense was $99, $104, and $118 for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2016	$97
2017	86
2018	84
2019	83
2020	80
Thereafter	140
$570

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Accumulated amortization for the years ended December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014

Purchased and licensed patent rights	$(517)	$(500)
Internally developed patents	(1,177)	(1,103)
Trademarks	(114)	(106)
Total	$(1,808)	$(1,709)

The weighted average amortization periods for the years ended December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

10. Short-Term Debt

Short-term debt totaled $700 and $0 as of December 31, 2015 and December 31, 2014, respectively, and consisted of borrowings under a line of credit facility, with a fixed interest rate of 2.1%. Interest expense related to outstanding borrowings was $4, $0, and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

This credit facility requires the Company to maintain collateral for the full amount of the facility. A failure to meet this requirement could trigger a prepayment of all outstanding borrowings.

Given the proximity to maturity, the carrying amount of short-term debt approximates fair value.

11. Accrued Liabilities

Accrued liabilities totaled $947 and $705 as of December 31, 2015 and December 31, 2014, respectively. Included within these totals are employee related accruals for normal wages, bonuses, and vacation liabilities, of $766 and $567, as well as accrued audit fees of $109 and $95 as of December 31, 2015 and 2014, respectively. In addition, as of December 31, 2015 and 2014, respectively, $72 and $43 of deferred straight-line rent liabilities existed related to the Company’s warehouse and office facility lease.

12. Other Long-Term Liabilities

Other Long-term Liabilities balance of $856 and $856 as of December 31, 2015 and 2014, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

13. Convertible Notes, Embedded Conversion Feature Liability, and Gain on Extinguishment of Debt

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

14. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statement of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA (see note 3). These warrants had an original exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 and $0.18 as of December 31, 2015 and December 31, 2014, respectively. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 18,937,931 and 18,706,235 as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, these warrants were valued at $34 using the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 1.42 years, (ii) volatility of 57%, (iii) risk-free interest rate of 1.1%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the years ended December 31, 2015, 2014 and 2013 was a gain (loss) of $1,019, $1,506, and $(1,299), respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock related to the July 2012 Private Placement (see note 3). These warrants had an exercise price of $0.384 per share and expire on July 2, 2017 and were originally valued at $5,053. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the 2013 and 2014 Purchase Agreements, which resulted in an anti-dilution impact, as well as contractually defined price resets following the second anniversary of the July 2012 Private Placement, the exercise price of these warrants was reduced to $0.19 as of December 31, 2015 and December 31, 2014. As of December 31, 2015 there were warrants to purchase a total of 17,572,000 shares of common stock outstanding, which were valued at $25 using the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 1.50 years, (ii) volatility of 56%, (iii) risk-free interest rate of 1.1%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the years ended December 31, 2015, 2014 and 2013 was a gain (loss) of $927, $1,194, and $(856), respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the change in the Company’s warrant liability for the year ended December 31, 2015:

	Visser MTA Agreement	July 2, 2012 Private Placement	Total

Beginning Balance - December 31, 2014	$1,053	$952	2,005
Change in value of warrant liability, gain	$(1,019)	$(927)	(1,946)
Ending Balance - December 31, 2015	$34	$25	$59

As of December 31, 2015 and 2014, the Company had 36,509,931 and 66,057,792 warrants outstanding, respectively. As of December 31, 2015 and 2014, the Company valued the 36,509,931 and 36,278,235 warrants classified as liabilities using the Black-Scholes model and recorded $59 and $2,005 respectively, in warrant liabilities. The change in fair value of warrants resulted in a total non-cash gain of $1,946 and $2,700 for the years ended December 31, 2015 and 2014, respectively.

The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model under the following assumptions:

	December 31,
	2015			2014
Expected life in years	1.42	-	1.50	2.42	-	2.50
Volatility	56%	-	57%	96%	-	97%
Risk-free interest rate		1.1%			1.1%
Dividend rate		0%			0%

As of December 31, 2015, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

18,937,931	$0.174	June 1, 2017
17,572,000	$0.190	July 2, 2017
36,509,931

15. Shareholders’ Equity (Deficit)

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA (see note 3).

Pursuant to the terms of the Company’s Senior Convertible Notes issued in the July 2012 Private Placement, the Company opted to pay the twelve monthly installment payments prior to the September 1, 2013 maturity date with shares of the Company’s common stock. Upon final settlement, the Company had issued 163,641,547 shares of common stock at a weighted average conversion price of $0.0774, for the twelve installment payments due under the notes, consisting of $12,000 principal and $680 of interest (see notes 3 and 13).

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of December 31, 2015, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share (see Note 3).

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

16. Stock Compensation Plan

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock may be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that have been granted prior to its expiration. As of December 31, 2015, there were 822,000 options outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During 2015, the Company granted options to purchase 3,085,001 shares of common stock, with total options outstanding of 25,988,734 as of December 31, 2015.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During 2015, the Company granted options to purchase 17,200,000 shares of common stock, with total options outstanding of 15,100,000 as of December 31, 2015.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $1,557, $1,219, and $525 for the years ended December 31, 2015, 2014, and 2013, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $3,904, $3,090, and $487 for the years ended December 31, 2015, 2014, and 2013, respectively.

On August 3, 2010, in conjunction with an employment agreement with Thomas Steipp, the Company’s Chief Executive Officer, the Company also granted an aggregate of 6,000,000 restricted shares of the Company’s common stock, which will ratably vest each year over five years. During the years December 31, 2015, 2014, and 2013, the Company recorded $182, $312, and $312, respectively, of compensation expense related to Mr. Steipp’s restricted shares, which are included in the stock-based compensation totals above.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.

	December 31,
	2015			2014			2013

Expected volatility	84.19%	-	168.46%	157.24%	-	179.87%	128.55%	-	168.09%
Expected dividends		-			-			-
Expected term (in years)	0.73	-	6.32	5.50	-	7.50	6.32	-	9.61
Risk-free rate	0.39%	-	1.96%	1.65%	-	2.22%	1.26%	-	2.49%

Expected volatilities are based on historical volatility expected over the expected life of the options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Forfeiture rates of 5.34%, 7.01% and 28.3% were used for options granted during the years ended December 31, 2015, 2014 and 2013, respectively. The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2013	15,734,500	0.13
Granted	15,292,914	0.29
Exercised	(2,242,014)	0.09
Forfeited	(1,219,501)	0.20
Expired	(25,000)	1.43
Options outstanding at December 31, 2014	27,540,899	0.21
Granted	20,285,001	0.14
Exercised	(166,666)	0.08
Forfeited	(4,933,500)	0.18
Expired	(815,000)	0.64
Options outstanding at December 31, 2015	41,910,734	$0.18	7.8	$-
Options exercisable at December 31, 2015	10,424,408	$0.18	7.3	$-
Options unvested at December 31, 2015	31,486,326	$0.17	7.9	$-
Options vested or expected to vest at December 31, 2015	38,032,146	$0.18	7.8	$-

The following table provides supplemental data on stock options for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013

Weighted average grant date fair value per option granted	$0.12	$0.28	$0.08
Fair value of options vested	1,584	385	54
Cash from participants to exercise stock options	13	205	74
Intrinsic value of options exercised	8	385	22

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2015:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	10,340,820	6.99	$0.08	4,701,724	7.01	$0.08
0.11	-	1.442	31,569,914	8.01	0.21	5,722,684	7.48	0.26

	Total		41,910,734			10,424,408

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s non-vested options at the beginning and ending of fiscal year 2015 had weighted-average grant-date fair values of $0.21 and $0.16 per option, respectively.

17. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2015	2014

Loss carry forwards	$53,693	$53,310
Derivative valuations	(955)	(178)
NQSO	1,710	1,111
Tax Credits	433	433
Other	198	272
Total deferred tax asset	55,079	54,948

Valuation allowance	(55,079)	(54,948)
Total deferred tax asset, net	-	-

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2015	2014	2013

Expected federal tax benefit	-34.0%	-34.0%	-34.0%
Permanent items	0.4%	0.1%	0.1%
Net operating loss utilized or expired	0.0%	0.0%	0.0%
Increase in valuation allowance and others	33.6%	33.9%	33.9%
Effective tax rate	0%	0%	0%

As of December 31, 2015, the Company had approximately $141.6 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2018 through 2035. As of December 31, 2015, the Company had approximately $95.1 million of NOL carryforwards for California income tax purposes expiring in 2016 through 2035, respectively. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $35.9 million in federal NOL carryforwards, expiring in 2018 through 2035.

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2015, deferred tax assets do not include approximately $96 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $96 if and when such excess tax benefits are realized.

As of December 31, 2015, the Company had approximately $189 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2030. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, the tax years 2013 through 2014, and 2010 through 2014 are subject to examination by the federal and California taxing authorities, respectively.

18. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 41,910,734 shares of common stock at prices ranging from $0.08 to $1.44 per share were outstanding at December 31, 2015, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 27,540,899 shares of common stock at prices ranging from $0.08 to $2.33 per share were outstanding at December 31, 2014, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 15,734,500 shares of common stock at prices ranging from $0.08 to $2.33 per share were outstanding at December 31, 2013, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 36,509,931 shares of common stock, with prices ranging from $0.17 to $0.19 per share, outstanding at December 31, 2015 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 66,057,792 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at December 31, 2014 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 67,092,382 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at December 31, 2013 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

19. Segment Information

The primary business of the Company is to develop and manufacture products and applications from amorphous alloys. As a result, the Company’s financial results are reported in a single segment.

20. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of December 31, 2015 and 2014, the Company has recorded $72 and $43, respectively, of deferred rent expenses. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Minimum Payments

2016	206
2017	212
2018	217
2019	242
2020	248
Thereafter	599
Total	$1,724

Rent expense was $225, $204, and $200 for the years ended December 31, 2015, 2014, and 2013, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

22. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. John Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0, $6, and $8 in royalty revenues from IMG during years ended December 31, 2015, 2014, and 2013, respectively.

In February 2013, Mr. Abdi Mahamedi, the Company’s Chairman, converted his 58,600 shares of Series A-1 Preferred Stock and 260,710 shares of Series A-2 Preferred Stock into a total of 10,387,883 shares of the Company’s common stock, including dividends received in the form of common stock.

Mr. Thomas Steipp, the Company’s Chief Executive Officer, sold an aggregate of 400,000 shares of the common stock of the Company on August 5, 2013 pursuant to a trading plan that Mr. Steipp previously adopted under SEC Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Mr. Steipp adopted the trading plan on March 22, 2013 for the purpose of providing him with funds to satisfy certain tax liabilities as a result of the vesting on August 3, 2013 of 1,200,000 shares of Company restricted common stock held by Mr. Steipp. The restricted shares were granted to Mr. Steipp in 2010 under a previously disclosed Restricted Stock Award Agreement, dated August 3, 2010, between Mr. Steipp and the Company. On March 27, 2014, Mr. Steipp adopted a new 10b5-1 trading plan that allowed for the sale of 500,000 shares of common stock of the Company on August 4, 2014 and August 4, 2015.

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

The Company has an exclusive license agreement with LLPG, Inc. (“LLPG”), a corporation owned principally by Jack Chitayat, a former director of the Company. Under the terms of the agreement, LLPG has the right to commercialize Liquidmetal alloys, particularly precious-metal based compositions, in jewelry and high-end luxury product markets.  The Company, in turn, will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by LLPG.    The exclusive license agreement with LLPG expires on December 31, 2021. There were no revenues recognized from product sales and licensing fees from LLPG during the years ended December 31, 2015, 2014, or 2013.

On February 27, 2013, Mr. Chitayat converted his 28,928 shares of Series A-1 Preferred Stock and 109,528 shares of Series A-2 Preferred Stock into a total of 4,626,840 shares of the Company’s common stock, including dividends received in the form of common stock.

On June 1, 2012, the Company entered into the Visser MTA relating to a strategic transaction for manufacturing services and financing. In November 2013, the Company and Visser entered into arbitration proceedings to resolve disputes associated with this agreement. As part of the May 2014 settlement of these proceedings, the Company has granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014, for all fields of use other than certain excluded fields as set forth therein. Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date of the agreement. The license to the Company’s intellectual property does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement entered into in connection with the settlement (see note 3). As of December 31, 2015, Visser is a greater-than-5% beneficial owner of the Company.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

23. Subsequent Events

Line of Credit Facility

On March 4, 2016, the Company extended its cash collateralized line of credit facility. As part of the extension, the total available borrowings under the facility was reduced to $1,000, with an equal reduction in collateral requirements. The extended facility will mature on August 25, 2016 and contains a fixed rate of interest of 2.1%.

24. Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total

Revenue	$26	$39	$42	$18	$125
Gross profit (loss)	7	(94)	(118)	(19)	$(224)
Operating loss	(2,327)	(2,440)	(2,372)	(2,142)	$(9,281)
Net loss and comprehensive loss	(2,480)	(2,085)	(1,230)	(1,522)	$(7,317)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.02)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total

Revenue	$160	$153	$97	$193	$603
Gross profit	20	78	12	10	$120
Operating loss	(2,165)	(2,335)	(2,333)	(2,106)	$(8,939)
Net loss and comprehensive loss	(3,912)	(2,509)	(1,018)	881	$(6,558)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.00)	$0.00	$(0.01)

Schedule II

 LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in $ thousands)

	Balance at	Additions Charged to			Balance
Year ended	Beginning	Costs and	Other		at End
December 31, 2015	of Period	Expenses	Accounts	Deductions	of Period

Uncollectible accounts	-	19	-	(19)	-
Deferred tax asset valuation allowance	54,948	4,451	-	(4,320)	55,079
Total	$54,948	$4,470	$0	$(4,339)	$55,079

Year ended
December 31, 2014

Uncollectible accounts	-	-	-	-	-
Deferred tax asset valuation allowance	52,374	2,582	-	(8)	54,948
Total	$52,374	$2,582	$0	$(8)	$54,948

Year ended
December 31, 2013

Uncollectible accounts	11	-	-	(11)	-
Deferred tax asset valuation allowance	59,877	2,843	-	(10,346)	52,374
	$59,888	$2,843	$0	$(10,357)	$52,374