Form 10-Q
period 2016-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2016-05-10
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes   ☐    No  ☒

The number of common shares outstanding as of May 6, 2016 was 582,149,485.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2016

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2015 entitled “Risk Factors,” as well as the following risks and uncertainties:

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
Consolidated Statement of Shareholders’ (Deficit) Equity
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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$10,287	$2,773
Restricted cash	1,005	2,008
Trade accounts receivable, net of allowance for doubtful accounts	102	30
Inventory	152	83
Prepaid expenses and other current assets	224	408
Total current assets	$11,770	$5,302
Property and equipment, net	1,263	1,370
Patents and trademarks, net	568	570
Other assets	36	31
Total assets	$13,637	$7,273

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Short-term debt	700	700
Accounts payable	209	250
Accrued liabilities	1,246	947
Deferred revenue	-	77
Option liabilities	5,550	-
Total current liabilities	$7,705	$1,974

Long-term liabilities:
Warrant liabilities	2,388	59
Other long-term liabilities	856	856
Total liabilities	$10,949	$2,889

Redeemable Common Stock:
Common Stock, $0.001 par value; 105,000,000 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (Note 14).	7,129	-

Shareholders' (deficit) equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 700,000,000 shares authorized; 477,149,485 and 477,149,485 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	477	477
Warrants	18,179	18,179
Additional paid-in capital	204,088	203,735
Accumulated deficit	(227,121)	(217,945)
Non-controlling interest in subsidiary	(64)	(62)

Total shareholders' (deficit) equity	(4,441)	4,384

Total liabilities, redeemable common stock, and shareholders' (deficit) equity	$13,637	$7,273

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenue
Products	$165	$23
Licensing and royalties	3	3
Total revenue	168	26

Cost of sales	158	19

Gross profit	10	7

Operating expenses
Selling, marketing, general and administrative	2,017	1,852
Research and development	559	482
Total operating expenses	2,576	2,334
Operating loss	(2,566)	(2,327)

Change in value of warrant liabilities, loss	(1,569)	(161)
Change in value of option liabilities, loss	(5,039)	-
Interest expense	(4)	-
Interest income	-	8

Net loss and comprehensive loss	(9,178)	(2,480)

Net loss attributable to non-controlling interest	2	2
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(9,176)	$(2,478)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.02)	$(0.01)

Number of weighted average shares - basic and diluted	512,149,485	464,482,819

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY

For the Three Months Ended March 31, 2016

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2015	-	477,149,485	$477	$18,179	$203,735	$(217,945)	$(62)	$4,384

Stock-based compensation					353			353
Net loss						(9,176)	(2)	(9,178)

Balance, March 31, 2016	-	477,149,485	$477	$18,179	$204,088	$(227,121)	$(64)	$(4,441)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Operating activities:
Net loss	$(9,178)	$(2,480)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	115
Stock-based compensation	353	337
Restricted stock compensation issued to officer	-	78
Loss from change in value of warrant liabilities	1,569	161
Loss from change in value of option liabilities	5,039	-

Changes in operating assets and liabilities:
Trade accounts receivable	(72)	62
Inventory	(69)	-
Prepaid expenses and other current assets	184	(7)
Other assets	(5)	-
Accounts payable and accrued liabilities	245	46
Deferred revenue	(77)	-
Net cash used in operating activities	(1,862)	(1,688)

Investing Activities:
Purchases of property and equipment	(9)	(116)
Decrease (increase) in restricted cash	1,003	(2,005)
Investment in patents and trademarks	(18)	-

Net cash provided by (used in) investing activities	976	(2,121)

Financing Activities:
Proceeds from stock issuance	8,400	-
Net cash provided by financing activities	8,400	-

Net increase (decrease) in cash	7,514	(3,809)

Cash at beginning of period	2,773	10,009
Cash at end of period	$10,287	$6,200

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accrued capital expenditures	13	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2016 and March 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016.

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
For the Three Months Ended March 31, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

Fair Value Measurements

The estimated fair values of financial instruments reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash, restricted cash, and short-term debt approximate their carrying value due to their short maturities.

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

The Company has several financial instruments, namely warrant liabilities and written call option liabilities that are recorded at fair value on a periodic basis using Level 2 measurement inputs. These instruments are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such instruments is estimated using the Black-Scholes option pricing model. Due to the presence of certain anti-dilution and exercise price reset provisions, as well as other criteria under applicable accounting standards precluding equity treatment, such instruments are required to be classified as liabilities (see Notes 11 and 12).

As of March 31, 2016, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	2,388	-	2,388	-
Option liabilities	5,550	-	5,550	-

As of December 31, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	59	-	59	-

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued an accounting standards update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. The Company is currently assessing the effects this guidance may have on its consolidated financial statements.

Stock-Based Compensation

In March 2016, the FASB issued an accounting standards update which simplifies the accounting for share-based payment transactions, inclusive of income tax accounting and disclosure considerations. This guidance is effective for fiscal and interim periods beginning after December 15, 2016 and is required to be applied retrospectively to all impacted share-based payment arrangements. The Company is currently assessing the effects this guidance may have on its consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The Company is currently assessing the effects this guidance may have on its consolidated financial statements.

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

3. Significant Transactions

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), providing for the purchase by Investor of up to 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63.4 million.

The 2016 Purchase Agreement provides that the Investor is obligated to purchase up to 405,000,000 shares of the Company’s common stock in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8.4 million (or $0.08 per share) at the initial closing on March 10, 2016. The Purchase Agreement provides that the Investor will purchase the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55.0 million no later than ninety (90) days after the satisfaction of certain conditions, including Company shareholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the Company’s authorized number of shares of common stock from 700,000,000 to 1,100,000,000 (the “Charter Amendment”).

In addition to the shares issuable under the 2016 Purchase Agreement, the Company also issued to the Investor a warrant to acquire 10,066,809 shares of common stock of the Company at an exercise price of $0.07 per share. The warrant vests in increments on each closing date under the 2016 Purchase Agreement for a number of warrant shares that is proportionate to the amount of shares purchased under the 2016 Purchase Agreement on such closing date (with 2,609,913 warrant shares having initially vested on March 10, 2016). The warrant will expire on the tenth anniversary of its issuance date; provided, however, that should the subsequent closings under the 2016 Purchase Agreement not occur prior to the ninetieth (90th) day after the filing of the Charter Amendment, the warrant will automatically terminate and the Investor shall have no further right to exercise the remaining unvested 7,456,896 warrant shares under the warrant.

The 2016 Purchase Agreement provides that the Investor will have the right to designate one (1) individual to serve on the Company’s Board of Directors. Once the Investor purchases the remaining 300,000,000 shares of common stock under the 2016 Purchase Agreement, the Investor will thereafter have the right to designate an additional two (2) individuals to serve on the Company’s Board of Directors (such that the Investor would have designation rights with respect to three (3) of the seven (7) members of the Company’s Board of Directors, with one such member serving as Chairman). The 2016 Purchase Agreement also provides that, with certain limited exceptions, if the Company issues any shares of common stock at any time through the fifth (5th) anniversary of the Purchase Agreement, the Investor will have a preemptive right to subscribe for and to purchase at the same price per share (or at market price, in the case of issuance of shares pursuant to stock options) the number of shares necessary to maintain its ownership percentage of Company-issued shares of Common Stock.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

The 2016 Purchase Agreement requires the Company to use commercially reasonable efforts to obtain, on or before May 31, 2016, shareholder approval of the Charter Amendment, to file the Charter Amendment with the State of Delaware, and to reserve sufficient shares of its common stock for issuance to the Investor under the 2016 Purchase Agreement. If the Company does not obtain shareholder approval of the Charter Amendment in order to file it by May 31, 2016, the Investor will have the right to sell the 105,000,000 shares purchased at the first closing back to the Company for $0.08 per share, with such purchase price to be paid by means of a secured convertible promissory note issued by the Company in the principal amount of $8.4 million (the “Put Note”). Such note, if issued, would accrue interest at the rate of 3% per annum, would be convertible at $0.08 and be due and payable on the eighteen (18) month anniversary of its issuance. If the Put Note is issued, the Company and the Investor would enter into a security agreement which would grant a security interest to the Investor in all of the Company’s assets other than its intellectual property and its equity interests in its subsidiary, Crucible Intellectual Property, LLC.

If the Investor fails to purchase the remaining 300,000,000 shares of common stock within 90 days after the filing of the Charter Amendment (assuming all other conditions to such closing have been satisfied), the Investor will forfeit certain rights, including the right to designate additional directors to the Company’s Board of Directors following such failure and the right to exercise the above-described preemptive right. In such event, the Company will also have the right to repurchase all of the shares held by the Investor at a per-share price of $0.08 within 15 months following the approval and filing of the Charter Amendment.

Eontec License Agreement

In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), entered into a Parallel License Agreement (the “License Agreement”) pursuant to which the Company and Eontec entered into a cross-license of their respective technologies.

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between the Company and Eontec. In particular, under the License Agreement, the Company granted to Eontec a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to the Company’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe, and Eontec granted to the Company a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by the Company to Eontec is exclusive (including to the exclusion to the Company) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, North Korea, Philippines, Singapore, South Korea, Thailand. and Vietnam. The license granted by Eontec to the Company is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

2014 Purchase Agreement

On August 20, 2014, the Company entered into a common stock purchase agreement (“2014 Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital would be committed to purchase up to an aggregate of $30,000 worth of the Company’s common stock, $0.001 par value, over the 36-month term of the 2014 Purchase Agreement.

As of March 31, 2016, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share. On March 9, 2016, the Company terminated the 2014 Purchase Agreement.

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility has been extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. Amounts available under this facility are secured by cash collateral. Such collateral is included as restricted cash on the Company’s consolidated balance sheet. As of March 31, 2016, there was $700 in outstanding borrowings under this facility. Interest expense applicable to these borrowings was $4 for the three months ended March 31, 2016 and $0 for the three months ended March 31, 2015.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

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

The settlement amended and restated the two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if the Company issued shares of its common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 21,122,920 shares under the anti-dilution provisions of the warrants, see note 11) at an exercise price of $0.17 per share (further reduced to $0.16 per share under the anti-dilution provisions of the warrants, see note 11). The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants.

Other License Transactions

On January 31, 2012, the Company entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. Since that time, the Company and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, the companies entered into an Exclusivity Agreement for a 10 year term whereby the Company agreed, with certain exceptions and limitations, that the Company and its licensees would purchase amorphous alloy injection molding machines exclusively from Engel, and this exclusivity right was granted in exchange for certain royalties to be paid by Engel to the Company based on a percentage of the net sales price of such injection molding machines.

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
For the Three Months Ended March 31, 2016 and 2015

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

4. Liquidity and Capital Resources

For the three months ended March 31, 2016, the Company’s cash used in operations was $1,862, cash flows from investing activities were $976, primarily due to reductions in restricted cash as a result of collateral requirement reductions, and cash provided by financing activities was $8,400 due to cash received from equity sales under the 2016 Purchase Agreement. As of March 31, 2016, the Company’s cash and restricted cash balance was $11,292, which consisted of $10,287 of cash and $1,005 of short-term restricted cash.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited providing for the purchase by the Investor of up to 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63.4 million.

The 2016 Purchase Agreement provides that the Investor is obligated to purchase up to 405,000,000 shares of the Company’s common stock in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8.4 million (or $0.08 per share) at the initial closing on March 10, 2016. The 2016 Purchase Agreement provides that the Investor will purchase the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55.0 million no later than ninety days after the satisfaction of certain conditions, including Company shareholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the Company’s authorized number of shares of common stock from 700,000,000 to 1,100,000,000 (see note 3).

The Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations through the middle of 2017. The Company has a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that the Company make further equity sales under the 2016 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support its operations beyond the middle of 2017. There is no assurance that the Company will be able to make equity sales under the 2016 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to make equity sales under the 2016 Purchase Agreement or to raise additional funds through other means by issuing securities, existing shareholders will be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

5. Inventory

Inventory totaled $152 and $83 as of March 31, 2016 and December 31, 2015, respectively, and primarily consisted of raw alloy and finished goods inventory to satisfy future customer orders. Inventory is stated at the lower of weighted-average cost or market.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $224 and $408 as of March 31, 2016 and December 31, 2015, respectively, and primarily consisted of prepaid invoices and insurance premiums that will be recognized as expenses as shipments are made to customers or services are provided.

7. Patents and Trademarks, net

Net patents and trademarks totaled $568 and $570 as of March 31, 2016 and December 31, 2015, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $25 and $25 for the three month periods ended March 31, 2016 and 2015, respectively.

8. Other Assets

Other assets totaled $36 and $31 as of March 31, 2016 and December 31, 2015, respectively, and consisted of deposits under long-term lease agreements.

9. Accrued Liabilities

Accrued liabilities totaled $1,246 and $947 as of March 31, 2016 and December 31, 2015, respectively. Included within these totals are employee related accruals for normal wages, bonuses, and vacation liabilities of $1,139 and $766, as well as accrued audit fees of $34 and $109 as of March 31, 2016 and December 31, 2015, respectively. In addition, as of March 31, 2016 and December 31, 2015, respectively, $73 and $72 of deferred straight-line rent liabilities existed related to the Company’s warehouse and office facility lease.

10. Short-Term Debt

Short-term debt totaled $700 and $700 as of March 31, 2016 and December 31, 2015, respectively, and consisted of borrowings under a line of credit facility, with a fixed interest rate of 2.1%. Interest expense related to outstanding borrowings was $4 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see Note 3). These warrants had an original exercise price of $0.22 per share, expire on June 1, 2017 and were originally valued at $4,260. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in anti-dilutive price resets, the exercise price of these warrants was reduced to $0.16 and $0.17 as of March 31, 2016 and December 31, 2015, respectively. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,122,920 and 18,937,931 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, these warrants were valued at $636 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 1.17 years, (ii) volatility of 69%, (iii) risk-free interest rate of 0.7%, and (iv) dividend rate of 0. The change in fair value for these warrants was a loss of $602 for the three months ended March 31, 2016.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in a private placement (the “July 2012 Private Placement”). These warrants have an exercise price of $0.384 per share, expire on July 2, 2017, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the 2013 and 2014 Purchase Agreements, contractually defined price resets, and issuances under the 2016 Purchase Agreement, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 and $0.19 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 there were warrants to purchase a total of 17,572,000 shares of common stock outstanding, which were valued at $499 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 1.25 years, (ii) volatility of 70%, (iii) risk-free interest rate of 0.7%, and (iv) dividend rate of 0. The change in fair value for these warrants was a loss of $474 for the three months ended March 31, 2016.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of March 31, 2016, these warrants were valued at $1,253 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 9.94 years, (ii) volatility of 117%, (iii) risk-free interest rate of 1.78%, and (iv) dividend rate of 0. The change in fair value for these warrants was a loss of $493 for the three months ended March 31, 2016.

The following table summarizes the change in the Company’s warrant liabilities as of March 31, 2016:

		July 2, 2012
	Visser MTA	Private	2016 Purchase
	Agreement	Placement	Agreement	Total

Beginning Balance - December 31, 2015	$34	$25	$-	59
Original valuation- new issuances	-	-	760	760
Change in value of warrant liability, loss	602	474	493	1,569
Ending Balance - March 31, 2016	$636	$499	$1,253	$2,388

The Company had warrants to purchase 48,761,729 and 36,509,931 shares of common stock outstanding as of March 31, 2016 and December 31, 2015, respectively, which were valued and classified as a liability under FASB ASC 815.

12. Option Liabilities

As part of the 2016 Purchase Agreement, executed on March 10, 2016, the Company granted to the Investor the rights for future purchases of shares of Company’s common stock at predetermined prices. These options allow the investor to purchase 200,000,000 shares of the Company’s common stock at a price of $0.15 per share and 100,000,000 shares of the Company’s common stock at a price of $0.25 per share. Given that the volume of shares to be issued upon exercise of these instruments is in excess of that currently authorized for issuance, these options are required to be classified as liabilities under FASB ASC 815. The 200 million share option and the 100 million share option were initially valued at $489 and $22, respectively. As of March 31, 2016, these written call options were valued at $4,808 and $742, respectively, under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.38 years, (ii) volatility of 97%, (iii) risk-free interest rate of 0.39%, and (iv) dividend rate of 0. The change in fair value for these options was a loss of $4,319 and $720, respectively, for the three months ended March 31, 2016.

The following table summarizes the change in the Company’s option liabilities as of March 31, 2016:

	200M Share	100M Share
	Call Option	Call Option	Total

Beginning Balance - December 31, 2015	$-	$-	-
Original valuation	489	22	511
Change in value of option liability, loss (gain)	4,319	720	5,039
Ending Balance - March 31, 2016	4,808	742	5,550

13. Other Long-term Liabilities

Other long-term liabilities were $856 as of March 31, 2016 and December 31, 2015, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

14. Redeemable Common Stock

Redeemable common stock is comprised on 105,000,000 shares of the Company’s common stock (par value $0.001), issued and outstanding, that is contingently puttable to the Company upon the satisfaction of certain events. As part of the 2016 Purchase Agreement, the Company granted to the Investor the option to put the 105,000,000 shares delivered upon closing of the 2016 Purchase Agreement in exchange for a secure convertible note priced at $0.08 per share. This instrument will be exercisable in the event the Company is not able to effect an increase in authorized shares on or before May 31, 2016. In the event the Company is not able to effect such an increase, the Investor will have until October 31, 2016 to exercise its right under this instrument. Given the presence of conditional redemption features that are outside of the Company’s control, this instrument is required to be classified as temporary equity under ASC 480-10-S99. The instrument was originally valued at $7,129 after giving recognition to liability classified warrants and call options granted as part of the transaction (see Notes 11 and 12). This amount has not been subsequently adjusted as of March 31, 2016 due to the instrument not currently being redeemable and the nature of the contingencies impacting future redemption.

15. Stock Compensation Plans

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but remains in effect only with respect to the equity awards that had been granted prior to its expiration. The Company had outstanding grants of options to purchase 822,000 and 822,000 shares of the Company’s common stock as of March 31, 2016 and December 31, 2015, respectively.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2016, the Company granted options to purchase 2,000,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 27,724,242 and 25,988,734 shares of the Company’s common stock as of March 31, 2016 and December 31, 2015, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2016, the Company granted options to purchase 13,700,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 28,086,667 and 15,100,000 shares of the Company’s common stock as of March 31, 2016 and December 31, 2015, respectively.

Stock based compensation expense attributable to these plans was $353 for the three months ended March 31, 2016. This compares to $337 for the three months ended March 31, 2015. The increase was due to additional options issued under 2016 stock option grants.

16. Shareholders’ (Deficit) Equity

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

During the year ended December 31, 2013, the holders of the Company’s Series A Preferred Stock converted all of the outstanding 506,936 shares of Series A Preferred Stock into 16,896,070 shares of the Company’s common stock. After giving effect to such conversion, the Company has no shares of preferred stock outstanding.

On February 28, 2013, the Company’s shareholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of common stock from 400 million shares to 500 million shares.

On October 24, 2013, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock from 500 million shares to 700 million shares.

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

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the 2014 Purchase Agreement was declared effective by the SEC. As of September 30, 2015, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share. On March 8, 2016, the Company voluntarily terminated the 2014 Purchase Agreement, effective March 9, 2016 (see Note 3).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

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

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. Liquidmetal Technologies owns 79% of the outstanding common stock of Liquidmetal Golf. As of March 31, 2016, non-controlling interest was a deficit of $64. The December 31, 2015 non-controlling interest was a deficit of $62.

17. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 56,632,909 shares of common stock, at prices ranging from $0.07 to $1.44 per share, were outstanding at March 31, 2016, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 48,761,729 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at March 31, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

18. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of March 31, 2016 and December 31, 2015, the Company had recorded $73 and $72, respectively, of deferred rent expenses.

Rent expense was $56 and $56 for the three months ended March 31, 2016 and 2015, respectively.

19. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0 in royalty revenues from IMG during the three months ended March 31, 2016 and 2015. The IMG License Agreement was terminated on March 8, 2016.

In March 2016, the Company executed an Amended and Restated Employment Agreement with Mr. Steipp. The Restated Employment Agreement provides for an employment term from its effective date through August 3, 2017, after which the employment term is renewed annually for successive one year terms, unless terminated by the Company or Mr. Steipp. Under the Restated Employment Agreement, Mr. Steipp is entitled to certain benefits if his employment is terminated involuntarily. These benefits include payment of a lump sum amount equal to one year of his annual base salary, continued insurance benefits at the Company’s expense for one year and accelerated vesting of equity awards. If the Company undergoes a “change of control”, and Mr. Steipp (i) is subsequently terminated without “cause”, or (ii) the Company subsequently takes certain actions that constitute “good reason”, and thereafter Mr. Steipp resigns, he will be entitled to a payment equal to one year of base salary, plus continued insurance benefits for two years, plus acceleration of vesting on equity awards and an extended time during which to exercise any equity awards that are stock options.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

In March 2016, the Company entered into amended Change of Control Agreements with certain of its executive officers. The Change of Control Agreements provide that if the executive officer’s employment with the Company is terminated without cause during the one-year period after a change of control of the Company, then the terminated officer will receive lump sum severance compensation in an amount equal to twelve months of his then-current base salary. Under the agreements, each of the executive officers will also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease, assignment to a lower-level position, or a required move of more than twenty-five miles. In addition, upon termination, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of up to 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63.4 million. Liquidmetal Technology Limited is a newly formed company owned by Mr. Yeung Tak Lugee Li (“Mr. Li”). In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and DongGuan Eontec Co., Ltd., entered into a a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation in which Mr. Li is the Chairman and majority shareholder. As of March 31, 2016, Mr Li is a greater-than-5% beneficial owner of the Company.

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

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions, or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. Our alloys and the injection molding technology we employ results in components that exhibit: exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. Interestingly, all of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

Our cost of sales consists primarily of the costs of manufacturing, which include raw alloy and internal labor required to operate our on-site production cell. Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

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

Licensing Transactions

Eontech License Agreement

In connection with the 2016 Purchase Agreement (as further described below), on March 10, 2016, the Company and DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), entered into a Parallel License Agreement (the “License Agreement”) pursuant to which the Company and Eontec entered into a cross-license of their respective technologies.

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between the Company and Eontec. In particular, under the License Agreement, the Company granted to Eontec a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to the Company’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe, and Eontec granted to the Company a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by the Company to Eontec is exclusive (including to the exclusion to the Company) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, North Korea, Philippines, Singapore, South Korea, Thailand. and Vietnam. The license granted by Eontec to the Company is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

The settlement amended and restated the two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of its common stock at an exercise price of $0.22 per share. Those warrants contained anti-dilution mechanisms under which the number of shares issuable upon exercise of those warrants would be increased, and the exercise price for such shares would be reduced if we issued shares of our common stock at prices less than the warrants’ exercise price. The amended and restated warrant agreement includes the effect of such anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 21,122,920 shares under the anti-dilution provisions of the warrants, see footnote 11) at an exercise price of $0.16 per share. The amended and restated warrant agreement continues to contain comparable anti-dilution adjustment mechanisms. The amended and restated warrant agreement also removes certain lock-up provisions that were included in the original warrants. These warrants expire on June 1, 2017.

Other License Transactions

On January 31, 2012, the Company entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. Since that time, the Company and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel. On December 6, 2013, the companies entered into an Exclusivity Agreement for a 10 year term whereby the Company agreed, with certain exceptions and limitations, that the Company and its licensees would purchase amorphous alloy injection molding machines exclusively from Engel, and this exclusivity right was granted in exchange for certain royalties to be paid by Engel to the Company based on a percentage of the net sales price of such injection molding machines.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Revenue recognition
•	Impairment of long-lived assets and definite-lived intangibles
•	Deferred tax assets
•	Valuation of liability classified warrants and options
•	Share based compensation

Our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

	For the three months ended March 31,
	2016		2015
	(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$165		$23
Licensing and royalties	3		3
Total revenue	168		26

Cost of sales	$158	96%	19	83%

Gross profit	10	6%	7	30%

Selling, marketing, general and administrative	2,017	1222%	1,852	8052%
Research and development	559	339%	482	2096%

Operating loss	(2,566)		(2,327)

Change in value of warrant liabilities, loss	(1,569)		(161)
Change in value of option liabilities, loss	(5,039)		-
Interest expense	(4)		-
Interest income	-		8
Net loss	(9,178)		(2,480)

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

Revenue. Total revenue increased to $168 for the three months ended March 31, 2016 from $26 for the three months ended March 31, 2015. The increase was attributable to completion of small scale pre-production orders during 2016 as a result of our continued build out of our on-site manufacturing capabilities.

Cost of sales. Cost of sales was $158, or 96% of products revenue, for the three months ended March 31, 2016, an increase from $19, or 83% of products revenue, for the three months ended March 31, 2015. The increase in our cost of sales as a percentage of product revenue for the three months ended March 31, 2016 was primarily attributable to the high tooling costs associated with smaller pre-production orders in relation to the piece price yielded from manufacturing. The cost to manufacture parts from our bulk alloys manufacturing business is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the three months ended March 31, 2016, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to improve over time with increases in volume and continued improvements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit. Our gross profit increased to $10 from $7 for the three month periods ended March 31, 2016 and 2015, respectively. Our gross profit, as a percentage of products revenue, decreased to 6% from 30% for the three month periods ended March 31, 2016 and 2015, respectively. As discussed above under “Cost of sales”, early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial parts through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $2,017 and $1,852 for the three months ended March 31, 2016 and 2015, respectively. The increase in expense is due to additional legal costs incurred during 2016 with respect to the 2016 Purchase Agreement.

Research and development. Research and development expenses increased to $559 for the three months ended March 31, 2016, from $482 for the three months ended March 31, 2015. The increase in expense was mainly due to additional research projects and additional personnel hired to support our manufacturing and process development efforts. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,566 and $2,327 for the three months ended March 31, 2016 and 2015, respectively. The increase in our operating loss is primarily attributable to increase in operating expenses, as discussed above.

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

Change in value of warrant liabilities. The change in value of warrant liabilities was a non-cash loss of $1,569 and $161 for the three months ended March 31, 2016 and 2015, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for warrants issued in connection with the Visser MTA Agreement, the July 2012 Private Placement, and the 2016 Purchase Agreement. Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in value of option liabilities. The change in value of option liabilities was a non-cash loss of $5,039 and $0 for the three months ended March 31, 2016 and 2015, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for written call options issued in connection with the 2016 Purchase Agreement. Changes in the value of option liabilities are non-cash and do not affect the core operations of our business or liquidity.

Interest expense. Interest expense relates to interest incurred under our line of credit agreement. Such amounts were $4 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $0 and $8 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $1.9 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by (used in) investing activities totaled $1.0 million and $(2.1) million for the three months ended March 31, 2016 and 2015, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts. Also included in investing cash flows are changes in restricted cash to support line of credit collateral requirements of which $1.0 million was recorded as an in-flow during the three months ended March 31, 2016 and $2 million was recorded as an outflow during the three months ended March 31, 2015.

Cash provided by financing activities

Cash provided by financing activities totaled $8.4 million and $0 for the three months ended March 31, 2016 and 2015, respectively. Cash provided in 2016 was the cash received for the issuance of shares under the 2016 Purchase Agreement.

Financing arrangements and outlook

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), providing for the purchase by Investor of up to 405,000,000 shares of our common stock for an aggregate purchase price of $63.4 million.

The 2016 Purchase Agreement provides that the Investor is obligated to purchase up to 405,000,000 shares of our common stock in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8.4 million (or $0.08 per share) at the initial closing on March 10, 2016. The 2016 Purchase Agreement provides that the Investor will purchase the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55.0 million no later than ninety days after the satisfaction of certain conditions, including shareholder approval of an amendment to our Amended and Restated Certificate of Incorporation increasing our authorized number of shares of common stock from 700,000,000 to 1,100,000,000.

We anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations through the middle of 2017. We have a relatively limited history of producing bulk amorphous alloy components and products on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that we make further equity sales under the 2016 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support our operations beyond the middle of 2017. There is no assurance that we will be able to make equity sales under the 2016 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If we were to make equity sales under the 2016 Purchase Agreement or to raise additional funds through other means by issuing securities, existing shareholders will be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our line of credit facility provides for a fixed interest rate of 2.1% per annum on all outstanding borrowings. A change in interest rates impacts the fair value of our outstanding debt under the line of credit facility but has no impact on interest incurred or cash flows.  As of March 31, 2016, there was $700 in outstanding borrowings under this facility. Given the proximity to maturity, the carrying amount of short-term debt approximates fair value as of March 31, 2016.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies Inc. or its subsidiaries since the filing of the 2015 Annual Report.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2015 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A Risk Factors” in the 2015 Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities, other than as reported in the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2016 with respect to the 2016 Purchase Agreement.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

4.1

Stock Purchase Warrant, dated March 10, 2016, issued to Liquidmetal Technology Limited by Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on March 14, 2016).

10.1

Securities Purchase Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 14, 2016).

10.2

Parallel License Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and DongGuan Eontec Co., Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on March 14, 2016).

10.3	Amended and Restated Employment Agreement, dated March 10, 2016, between the Company and Thomas Steipp (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on March 14, 2016).

10.4	Form of Amendment of Change of Control Agreement (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on March 14, 2016).

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statement of Shareholders’ (Deficit) Equity for the three months ended March 31, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 10, 2016	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)