Form 10-Q
period 2016-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2016-08-09
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

The number of common shares outstanding as of August 5, 2016 was 582,332,818.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$8,054	$2,773
Restricted cash	1,006	2,008
Trade accounts receivable, net of allowance for doubtful accounts	9	30
Inventory	138	83
Prepaid expenses and other current assets	142	408
Total current assets	$9,349	$5,302
Property and equipment, net	1,184	1,370
Patents and trademarks, net	543	570
Other assets	36	31
Total assets	$11,112	$7,273

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	700	700
Accounts payable	146	250
Accrued liabilities	775	947
Deferred revenue	-	77
Warrant liabilities	983	-
Option liabilities	-	-
Total current liabilities	$2,604	$1,974

Long-term liabilities:
Warrant liabilities	2,284	59
Other long-term liabilities	856	856
Total liabilities	$5,744	$2,889

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 582,332,818 and 477,149,485 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	582	477
Warrants	18,179	18,179
Additional paid-in capital	214,616	203,735
Accumulated deficit	(227,943)	(217,945)
Non-controlling interest in subsidiary	(66)	(62)

Total shareholders' equity	5,368	4,384

Total liabilities and shareholders' equity	$11,112	$7,273

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Products	$10	$15	$175	$38
Licensing and royalties	24	24	27	27
Total revenue	34	39	202	65

Cost of sales	13	133	171	152
Gross profit	21	(94)	31	(87)

Operating expenses
Selling, marketing, general and administrative	1,765	1,891	3,782	3,743
Research and development	623	455	1,182	937
Total operating expenses	2,388	2,346	4,964	4,680
Operating loss	(2,367)	(2,440)	(4,933)	(4,767)

Change in value of warrant liabilities, gain (loss)	(879)	349	(2,448)	188
Change in value of option liabilities, gain (loss)	2,426	-	(2,613)	-
Interest expense	(4)	-	(8)	-
Interest income	-	6	-	14

Net loss and comprehensive loss	(824)	(2,085)	(10,002)	(4,565)

Net loss attributable to non-controlling interest	2	2	4	4
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(822)	$(2,083)	$(9,998)	$(4,561)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Number of weighted average shares - basic and diluted	582,271,707	466,371,708	547,210,596	465,427,263

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2016

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2015	-	477,149,485	$477	$18,179	$203,735	$(217,945)	$(62)	$4,384

Common stock issuance, net of issuance costs		105,000,000	105		7,024			7,129
Stock option exercises		183,333	-		15			15
Stock-based compensation					718			718
Written call options					3,124			3,124
Net loss						(9,998)	(4)	(10,002)

Balance, June 30, 2016	-	582,332,818	$582	$18,179	$214,616	$(227,943)	$(66)	$5,368

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2016	2015

Operating activities:
Net loss	$(10,002)	$(4,565)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291	241
Stock-based compensation	718	715
Restricted stock compensation issued to officer	-	156
(Gain) loss from change in value of warrant liabilities	2,448	(188)
Loss from change in value of option liabilities	2,613	-

Changes in operating assets and liabilities:
Trade accounts receivable	21	70
Inventory	(55)	(65)
Prepaid expenses and other current assets	266	171
Other assets	(5)	(106)
Accounts payable and accrued liabilities	(276)	166
Deferred revenue	(77)	4
Net cash used in operating activities	(4,058)	(3,401)

Investing Activities:
Purchases of property and equipment	(56)	(220)
Decrease (increase) in restricted cash	1,002	(2,005)
Investment in patents and trademarks	(22)	-
Net cash provided by (used in) investing activities	924	(2,225)

Financing Activities:
Proceeds from short-term debt	-	200
Proceeds from exercise of stock options	15	13
Proceeds from common stock issuance, net of issuance costs	8,400	688
Net cash provided by financing activities	8,415	901

Net increase (decrease) in cash	5,281	(4,725)

Cash at beginning of period	2,773	10,009
Cash at end of period	$8,054	$5,284

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

1. Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology and manufacturing company that develops and commercializes products made from amorphous alloys. The Company’s family of alloys consists of a variety of bulk alloys and composites that utilizes the advantages offered by amorphous alloys technology. The Company designs, develops, manufactures and sells custom products and components from bulk amorphous alloys to customers in a wide range of industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

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

The Company’s revenues are derived from i) selling bulk amorphous alloy custom products and components for applications, which include, but are not limited to, non-consumer electronic devices, medical products, automotive components, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, iii) product licensing and royalty revenue, and iv) research and development revenue. The Company expects that these sources of revenue will continue to significantly change the character of the Company’s revenue mix.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2016 and June 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016.

Revenue Recognition

The Company’s revenue recognition policy complies with the requirements of ASC 605. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. Revenues primarily consist of bulk amorphous alloy custom products and components, the tooling associated with production and prototyping projects, and licensing and royalty fees for the use of the Liquidmetal brand and certified Liquidmetal bulk amorphous alloys. Revenue is deferred and included in liabilities when the Company receives cash in advance for goods not yet delivered or if the licensing term has not begun.

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
For the Six Months Ended June 30, 2016 and 2015

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

The Company has several financial instruments, namely warrant liabilities that are recorded at fair value on a periodic basis using Level 2 measurement inputs. These instruments are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing the accounting for certain financial instruments with characteristics of both liabilities and equity and derivative accounting. The fair value of such instruments is estimated using the Black-Scholes option pricing model. Due to the presence of certain anti-dilution and exercise price reset provisions such instruments are required to be classified as liabilities (see Note 11).

As of June 30, 2016, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (current)	983	-	983	-
Warrant liabilities (long-term)	2,284	-	2,284	-

As of December 31, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (long-term)	59	-	59	-

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
For the Six Months Ended June 30, 2016 and 2015

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

3. Significant Transactions

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), providing for the purchase by the Investor of up to 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400.

The 2016 Purchase Agreement provides that the Investor is obligated to purchase up to 405,000,000 shares of the Company’s common stock in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016. The 2016 Purchase Agreement provides that the Investor will purchase the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 no later than 90 days after the satisfaction of certain conditions, including Company shareholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the Company’s authorized number of shares of common stock from 700,000,000 to 1,100,000,000 (the “Charter Amendment”).

In addition to the shares issuable under the 2016 Purchase Agreement, the Company also issued to the Investor a warrant to acquire 10,066,809 shares of common stock of the Company at an exercise price of $0.07 per share. The warrant vests in increments on each closing date under the 2016 Purchase Agreement for a number of warrant shares that is proportionate to the amount of shares purchased under the 2016 Purchase Agreement on such closing date (with 2,609,913 warrant shares having initially vested on March 10, 2016). The warrant will expire on the 10th anniversary of its issuance date; provided however, that should the subsequent closings under the 2016 Purchase Agreement not occur prior to the 90th day after the filing of the Charter Amendment, the warrant will automatically terminate and the Investor shall have no further right to exercise the remaining unvested 7,456,896 warrant shares under the warrant.

The 2016 Purchase Agreement also provides that the Investor will have the right to designate one (1) individual to serve on the Company’s Board of Directors. Once the Investor purchases the remaining 300,000,000 shares of common stock under the 2016 Purchase Agreement, the Investor will thereafter have the right to designate an additional two individuals to serve on the Company’s Board of Directors (such that the Investor would have designation rights with respect to three of the seven members of the Company’s Board of Directors, with one such member serving as Chairman). The 2016 Purchase Agreement also provides that, with certain limited exceptions, if the Company issues any shares of common stock at any time through the 5th anniversary of the Purchase Agreement, the Investor will have a preemptive right to subscribe for and to purchase at the same price per share (or at market price, in the case of issuance of shares pursuant to stock options) the number of shares necessary to maintain its ownership percentage of Company-issued shares of common stock.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

On May 19, 2016, the Company’s shareholders approved the Charter Amendment, thereby obligating the Investor to purchase the remaining 300,000,000 shares of the Company’s common stock for the aggregate purchase price of $55,000. If the Investor fails to purchase the remaining 300,000,000 shares of common stock by August 17, 2016 (the 90th day subsequent to the filing of the Charter Amendment), the Investor will forfeit certain rights, including the right to designate additional directors to the Company’s Board of Directors and the right to exercise the above described preemptive right. In such event, the Company will also have the right to repurchase all of the 105,000,000 shares held by the Investor at a per-share price of $0.08 within 15 months following the approval and filing of the Charter Amendment.

Eontec License Agreement

In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), entered into a Parallel License Agreement (the “License Agreement”) pursuant to which the Company and Eontec entered into a cross-license of their respective technologies.

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between the Company and Eontec. In particular, under the License Agreement, the Company granted to Eontec a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to the Company’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe, and Eontec granted to the Company a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by the Company to Eontec is exclusive (including to the exclusion to the Company) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, North Korea, Philippines, Singapore, South Korea, Thailand and Vietnam. The license granted by Eontec to the Company is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

As of June 30, 2016, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share. On March 9, 2016, the Company terminated the 2014 Purchase Agreement.

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility has been extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. Amounts available under this facility are secured by cash collateral. Such collateral is included as restricted cash on the Company’s consolidated balance sheet. As of June 30, 2016, there was $700 in outstanding borrowings under this facility. Interest expense applicable to these borrowings was $4 and $8 for the three and six months ended June 30, 2016, respectively, and $0 for the corresponding three and six month periods ended June 30, 2015.

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

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute, to CIP, all intellectual property that it developed through February 2012. Subsequently, this obligation was extended to apply to all intellectual property developed through February 2016. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

Visser Precision Cast, LLC License Agreement

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing. On May 20, 2014, the Company and Visser entered into a settlement agreement significantly amending the Visser MTA, whereby the Company granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014 (the “Effective Date”). Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date. The license to the Company’s intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

With the foregoing revised arrangements, the Company is no longer required to use Visser as its exclusive manufacturer and is free to license other manufacturers on a non-exclusive basis in any industry or geographic market as to which the Company has not previously granted an exclusive license to a third party. Additionally, the settlement amended and restated the two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. The amended and restated warrant agreement includes the effect of anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 21,126,522 shares under the anti-dilution provisions of the warrants, see Note 11) at an exercise price of $0.17 per share (further reduced to $0.16 per share under the anti-dilution provisions of the warrants, see Note 11).

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

4. Liquidity and Capital Resources

For the six months ended June 30, 2016, the Company’s cash used in operations was $4,058, cash flows from investing activities were $924, primarily due to reductions in restricted cash as a result of collateral requirement reductions, and cash provided by financing activities was $8,415 due to cash received from equity sales under the 2016 Purchase Agreement and the exercise of stock options. As of June 30, 2016, the Company’s cash and restricted cash balance was $9,060, which consisted of $8,054 of cash and $1,006 of short-term restricted cash.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited providing for the purchase by the Investor of up to 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

The 2016 Purchase Agreement provides that the Investor is obligated to purchase up to 405,000,000 shares of the Company’s common stock in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016. The 2016 Purchase Agreement provides that the Investor will purchase the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 no later than ninety days after the satisfaction of certain conditions, including Company shareholder approval of the Charter Amendment. On May 19, 2016, the Company’s shareholders approved the Charter Amendment, thereby obligating the Investor to purchase the remaining 300,000,000 shares of the Company’s common stock by August 17, 2016 for the aggregate purchase price of $55,000 (see Note 3).

The Company anticipates that its current capital resources, when considering expected losses from operations and excluding the potential additional $55,000 investment by the Investor, will be sufficient to fund the Company’s operations through the middle of 2017. The Company has a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors will likely require that the Company make further equity sales under the 2016 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support its operations beyond the middle of 2017. There is no assurance that the Company will be able to make further equity sales under the 2016 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If the Company were to make further equity sales under the 2016 Purchase Agreement or to raise additional funds through other means by issuing securities, existing shareholders will be diluted. If funding is insufficient at any time in the future, the Company may be required to alter or reduce the scope of its operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

5. Inventory

Inventory totaled $138 and $83 as of June 30, 2016 and December 31, 2015, respectively, and primarily consisted of raw alloy and finished goods inventory to satisfy future customer orders. Inventory is stated at the lower of weighted-average cost or market.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $142 and $408 as of June 30, 2016 and December 31, 2015, respectively, and primarily consisted of prepaid invoices and insurance premiums that will be recognized as expenses at a timing consistent with when the associated services are provided.

7. Patents and Trademarks, net

Net patents and trademarks totaled $543 and $570 as of June 30, 2016 and December 31, 2015, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $24 and $49 for the three and six month periods ended June 30, 2016, respectively. This compares to $25 and $50 for the three and six month periods ended June 30, 2015, respectively.

8. Other Assets

Other assets totaled $36 and $31 as of June 30, 2016 and December 31, 2015, respectively, and consisted of deposits under long-term lease agreements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

9. Accrued Liabilities

Accrued liabilities totaled $775 and $947 as of June 30, 2016 and December 31, 2015, respectively. Included within these totals are the following:

	June 30, 2016	December 31, 2015

Accrued payroll, vacation, and bonuses	$631	$766
Accrued audit fees	52	109
Straight-line rent accruals	92	72
Total	775	947

10. Short-Term Debt

Short-term debt totaled $700 and $700 as of June 30, 2016 and December 31, 2015, respectively, and consisted of borrowings under a line of credit facility, with a fixed interest rate of 2.1%. Interest expense related to outstanding borrowings was $4 and $8 for the three and six months ended June 30, 2016, respectively. This compares to $0 for the corresponding three and six month periods ended June 30, 2015.

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

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see Note 3). These warrants had an original exercise price of $0.22 per share, expire on June 1, 2017 and were originally valued at $4,260. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in anti-dilutive price resets, the exercise price of these warrants was reduced to $0.16 and $0.17 as of June 30, 2016 and December 31, 2015, respectively. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,126,522 and 18,937,931 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, these warrants were valued at $983 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.92 years, (ii) volatility of 75%, (iii) risk-free interest rate of 0.5%, and (iv) dividend rate of 0. The change in fair value for these warrants was a loss of $347 and $949 for the three and six months ended June 30, 2016, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in a private placement (the “July 2012 Private Placement”). These warrants have an exercise price of $0.384 per share, expire on July 2, 2017, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of executed draw-downs under the 2013 and 2014 Purchase Agreements, contractually defined price resets, and issuances under the 2016 Purchase Agreement, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 and $0.19 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 there were warrants to purchase a total of 17,572,000 shares of common stock outstanding, which were valued at $736 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 1.0 years, (ii) volatility of 72%, (iii) risk-free interest rate of 0.5%, and (iv) dividend rate of 0. The change in fair value for these warrants was a loss of $237 and $711 for the three and six months ended June 30, 2016, respectively.

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of June 30, 2016, these warrants were valued at $1,548 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 9.69 years, (ii) volatility of 119%, (iii) risk-free interest rate of 1.49%, and (iv) dividend rate of 0. The change in fair value for these warrants was a loss of $295 and $788 for the three and six months ended June 30, 2016, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

The following table summarizes the change in the Company’s warrant liabilities as of June 30, 2016:

	Visser MTA Agreement	July 2, 2012 Private Placement	2016 Purchase Agreement	Total

Beginning Balance - December 31, 2015	$34	$25	$-	59
Original valuation- new issuances	-	-	760	760
Change in value of warrant liabilities, loss	949	711	788	2,448
Ending Balance - June 30, 2016	$983	$736	$1,548	$3,267

Included in current liabilities	$983	$-	$-	$983
Included in long-term liabilities	$-	$736	$1,548	$2,284

The Company had warrants to purchase 48,765,331 and 36,509,931 shares of common stock outstanding as of June 30, 2016 and December 31, 2015, respectively, which were valued and classified as liabilities under FASB ASC 815.

12. Option Liabilities

As part of the 2016 Purchase Agreement, executed on March 10, 2016, the Company granted the Investor the right to purchase shares of the Company’s common stock in the future at predetermined prices. These options allow the investor to purchase 200,000,000 shares of the Company’s common stock at a price of $0.15 per share and 100,000,000 shares of the Company’s common stock at a price of $0.25 per share. Given that the number of shares to be issued upon exercise of these options was in excess of the number of shares authorized for issuance, these options were originally required to be classified as liabilities under FASB ASC 815. The 200 million share option and the 100 million share option were initially valued at $489 and $22, respectively. Following the filing of the Charter Amendment, which allowed for adequate authorized shares, these options were revalued as of May 19, 2016 and reclassified to permanent shareholders’ equity. As of May 19, 2016, these written call options were valued at $2,931 and $193, respectively, under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.25 years, (ii) volatility of 85%, (iii) risk-free interest rate of 0.31%, and (iv) dividend rate of 0. The change in fair value for these options was a gain of $1,876 and $549, respectively, for the three months ended June 30, 2016. The change in fair value for these options was a loss of $2,442 and $171, respectively, for the six months ended June 30, 2016.

The following table summarizes the change in the Company’s option liabilities as of June 30, 2016:

	200M Share Call Option	100M Share Call Option	Total

Beginning Balance - December 31, 2015	$-	$-	-
Original valuation	489	22	511
Change in value of option liabilities, loss	2,442	171	2,613
Reclassification to shareholders' equity	(2,931)	(193)	(3,124)
Ending Balance - June 30, 2016	-	-	-

13. Other Long-term Liabilities

Other long-term liabilities were $856 as of June 30, 2016 and December 31, 2015, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

14. Stock Compensation Plans

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but remains in effect only with respect to the equity awards that had been granted prior to its expiration. The Company had outstanding grants of options to purchase 507,500 and 822,000 shares of the Company’s common stock as of June 30, 2016 and December 31, 2015, respectively.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2016, the Company granted options to purchase 2,000,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 26,001,986 and 25,988,734 shares of the Company’s common stock as of June 30, 2016 and December 31, 2015, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2016, the Company granted options to purchase 14,400,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 27,500,000 and 15,100,000 shares of the Company’s common stock as of June 30, 2016 and December 31, 2015, respectively.

Stock based compensation expense attributable to these plans was $365 and $718 for the three and six months ended June 30, 2016, respectively. This compares to $378 and $715 for the three and six months ended June 30, 2015, respectively.

15. Shareholders’ Equity

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA Agreement (see Note 3).

Pursuant to the terms of the Company’s Senior Convertible Notes due September 1, 2013, which were issued in the July 2012 Private Placement, the Company opted to pay the twelve monthly installment payments prior to the September 1, 2013 maturity date with shares of the Company’s common stock. Upon final settlement, the Company had issued 163,641,547 shares of common stock at a weighted average conversion price of $0.0774, for the twelve installment payments due under the notes, consisting of $12,000 of principal and $680 of interest.

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

In connection with the execution of the 2016 Purchase Agreement, the Company issued 105,000,000 shares of the Company’s common stock, at a price of $0.08 per share, for gross proceeds of $8,400.

On May 19, 2016, the Company’s shareholders approved the Charter Amendment increasing the number of authorized shares of common stock from 700 million shares to 1,100 million shares.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015

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

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. The Company owns 79% of the outstanding common stock of Liquidmetal Golf. As of June 30, 2016, non-controlling interest was a deficit of $66. The December 31, 2015 non-controlling interest was a deficit of $62.

16. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 54,009,486 shares of common stock, at prices ranging from $0.07 to $0.77 per share, were outstanding at June 30, 2016, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 48,765,331 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at June 30, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Written call options to purchase 300,000,000 shares of common stock, with prices ranging from $0.15 to $0.25 per share, outstanding at June 30, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

17. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of June 30, 2016 and December 31, 2015, the Company had recorded $92 and $72, respectively, of deferred rent expenses.

Rent expense was $56 and $113 for the three and six months ended June 30, 2016, respectively. Rent expense was $56 and $113 for the three and six months ended June 30, 2015, respectively.

18. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0 in royalty revenues from IMG during the three and six months ended June 30, 2016 and 2015. The IMG License Agreement was terminated on March 8, 2016.

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
For the Six Months Ended June 30, 2016 and 2015

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

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of up to 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63.4 million. Liquidmetal Technology Limited is a newly formed company owned by Mr. Yeung Tak Lugee Li (“Mr. Li”). In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Mr. Li is the Chairman and majority shareholder. As of June 30, 2016, Mr. Li is a greater-than-5% beneficial owner of the Company.

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

Overview

We are a materials technology company that develops and commercializes products made from amorphous alloys. Our Liquidmetal® family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. We design, develop and sell custom products and components from bulk amorphous alloys to customers in various industries. We also partner with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

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

Our revenues are derived from i) selling our bulk amorphous alloy custom products and components for applications, which include, but are not limited to, non-consumer electronic devices, medical products, automotive components, and sports and leisure goods; ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; iii) product licensing and royalty revenue; and iv) research and development revenue. We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between the Company and Eontec. In particular, under the License Agreement, the Company granted to Eontec a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to the Company’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe, and Eontec granted to the Company a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by the Company to Eontec is exclusive (including to the exclusion to the Company) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, North Korea, Philippines, Singapore, South Korea, Thailand and Vietnam. The license granted by Eontec to the Company is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute, to CIP, all intellectual property that it developed through February 2012. Subsequently, this obligation was extended to apply to all intellectual property developed through February 2016. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Visser Precision Cast, LLC License Transaction

On June 1, 2012, the Company entered into a Master Transaction Agreement (the “Visser MTA”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing. On May 20, 2014, the Company and Visser entered into a settlement agreement significantly amending the Visser MTA, whereby the Company granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of the Company’s intellectual property developed on or prior to May 20, 2014 (the “Effective Date”). Visser does not have any rights, now or in the future, to intellectual property of the Company developed after the Effective Date. The license to the Company’s intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of the Company’s other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

With the foregoing revised arrangements, the Company is no longer required to use Visser as its exclusive manufacturer and is free to license other manufacturers on a non-exclusive basis in any industry or geographic market as to which the Company has not previously granted an exclusive license to a third party. Additionally, the settlement amended and restated the two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. The amended and restated warrant agreement includes the effect of anti-dilution adjustments and is exercisable for 18,611,079 shares of common stock (increased further to 21,126,522 shares under the anti-dilution provisions of the warrants, see Note 11) at an exercise price of $0.17 per share (further reduced to $0.16 per share under the anti-dilution provisions of the warrants, see Note 11).

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Revenue recognition
•	Impairment of long-lived assets and definite-lived intangibles
•	Deferred tax assets
•	Valuation of liability classified warrants and options and embedded derivatives
•	Share based compensation

Our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three and six months ended June 30, 2016 and 2015

	For the three months ended June 30,				For the six months ended June 30,
	2016 (unaudited)		2015 (unaudited)		2016 (unaudited)		2015 (unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$10		$15		$175		$38
Licensing and royalties	24		24		27		27
Total revenue	34		39		202		65

Cost of sales	$13	130%	133	887%	$171	98%	152	400%

Gross profit	21	210%	(94)	-627%	31	18%	(87)	-229%

Selling, marketing, general and administrative	1,765	17650%	1,891	12607%	3,782	2161%	3,743	9850%
Research and development	623	6230%	455	3033%	1,182	675%	937	2466%

Operating loss	(2,367)		(2,440)		(4,933)		(4,767)

Change in value of warrant liabilities, gain (loss)	(879)		349		(2,448)		188
Change in value of option liabilities, gain (loss)	2,426		-		(2,613)		-
Interest expense	(4)		-		(8)		-
Interest income	-		6		-		14
Net loss	(824)		(2,085)		(10,002)		(4,565)

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

Revenue. Total revenue decreased to $34 for the three months ended June 30, 2016 from $39 for the three months ended June 30, 2015. Total revenue increased to $202 for the six months ended June 30, 2016 from $65 for the six months ended June 30, 2015. The increase for the year-to-date period was attributable to a higher mix of small scale pre-production orders during 2016 as a result of our continued build out of our on-site manufacturing capabilities.

Cost of sales. Cost of sales was $13, or 130% of products revenue, for the three months ended June 30, 2016, a decrease from $133, or 887% of products revenue, for the three months ended June 30, 2015. Cost of sales was $171, or 98% of products revenue, for the six months ended June 30, 2016, an increase from $152, or 400% of products revenue, for the six months ended June 30, 2015.The decrease in our cost of sales as a percentage of product revenue for the three and six months ended June 30, 2016 was primarily attributable to higher costs of production during the 2015 periods as a result of the initial on-set of manufacturing efforts and the scaling of internal processes. The cost to manufacture products and components from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the three and six months ended June 30, 2016, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and components through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit. Our gross profit increased to $21 from $(94) for the three month periods ended June 30, 2016 and 2015, respectively. Our gross profit, as a percentage of products revenue, increased to 210% from (627)% for the three month periods ended June 30, 2016 and 2015, respectively. Our gross profit increased to $31 from $(87) for the six month periods ended June 30, 2016 and 2015, respectively. Our gross profit, as a percentage of products revenue, increased to 18% from (229)% for the six month periods ended June 30, 2016 and 2015, respectively. As discussed above under “Cost of sales”, early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and components through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,765 and $3,782 for the three and six months ended June 30, 2016, respectively, compared to $1,891 and $3,743 for the three and six months ended June 30, 2015, respectively. The decrease in expense for the three month period is due to lower costs associated with employee compensation, inclusive of stock based compensation. This decrease is off-set against additional legal costs incurred with respect to the 2016 Purchase Agreement when evaluating the six months ended June 30, 2016.

Research and development. Research and development expenses increased to $623 and $1,182 for the three and six months ended June 30, 2016, respectively, from $455 and $937 for the three and six months ended June 30, 2015, respectively. The increase in expense was mainly due to additional research projects and additional personnel hired to support our manufacturing and process development efforts. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,367 and $4,933 for the three and six months ended June 30, 2016, respectively. This compares to $2,440 and $4,767 for the three and six months periods ended June 30, 2015, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time where we can either (i) increase our revenues with shipments of routine, commercial products and components through a combination of our manufacturing center or third party contract manufacturers or (ii) obtain significant licensing revenues, we expect to continue to have operating losses for the foreseeable future.

Non-operational expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in value of warrant liabilities. The change in value of warrant liabilities was a non-cash loss of $879 and $2,448 for the three and six months ended June 30, 2016, respectively. This compares to a non-cash gain of $349 and $188 for the three and six months ended June 30, 2015, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in value of option liabilities. The change in value of option liabilities was a non-cash gain (loss) of $2,426 and $(2,613) for the three and six months ended June 30, 2016, respectively. This compares to $0 for the corresponding three and six month periods ended June 30, 2015. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for written call options issued in connection with the 2016 Purchase Agreement. Changes in the value of option liabilities are non-cash and do not affect the core operations of our business or liquidity. Following the reclassification of these options to a component of permanent equity, these will not result in earnings volatility in future periods.

Interest expense. Interest expense relates to interest incurred under our line of credit agreement. Such amounts were $4 and $8 for the three and six months ended June 30, 2016, respectively. This compares to $0 for the corresponding three and six periods ended June 30, 2015.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $0 and $0 for the three and six months ended June 30, 2016, respectively. This compares to $6 and $14 for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $4.1 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by (used in) investing activities totaled $1.0 million and $(2.2) million for the six months ended June 30, 2016 and 2015, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts. Also included in investing cash flows are changes in restricted cash to support line of credit collateral requirements of which $1.0 million was recorded as an in-flow during the six months ended June 30, 2016 and $2 million was recorded as an outflow during the six months ended June 30, 2015.

Cash provided by financing activities

Cash provided by financing activities totaled $8.4 million and $1.0 for the six months ended June 30, 2016 and 2015, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares under the 2016 Purchase Agreement during 2016 and equity sales under the 2014 Purchase Agreement during 2015.

Financing arrangements and outlook

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), providing for the purchase by the Investor of up to 405,000,000 shares of our common stock for an aggregate purchase price of $63.4 million.

The 2016 Purchase Agreement provides that the Investor is obligated to purchase up to 405,000,000 shares of our common stock in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8.4 million (or $0.08 per share) at the initial closing on March 10, 2016. The 2016 Purchase Agreement provides that the Investor will purchase the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55.0 million no later than ninety days after the satisfaction of certain conditions, including shareholder approval of an amendment to our Amended and Restated Certificate of Incorporation increasing our authorized number of shares of common stock from 700,000,000 to 1,100,000,000. On May 19, 2016, the Company’s shareholders approved the Charter Amendment, thereby obligating the Investor to purchase the remaining 300,000,000 shares of the Company’s common stock for the aggregate purchase price of $55.0 million by August 17, 2016.

We anticipate that our current capital resources, when considering expected losses from operations and excluding the potential additional $55.0 million investment by the Investor, will be sufficient to fund our operations through the middle of 2017. We have a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products or components in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the product or component, the customer’s specifications, and required delivery timelines. These factors will likely require that we make further equity sales under the 2016 Purchase Agreement, raise additional funds by other means, or pursue other strategic initiatives to support our operations beyond the middle of 2017. There is no assurance that we will be able to make further equity sales under the 2016 Purchase Agreement or raise additional funds by other means on acceptable terms, if at all. If we were to make further equity sales under the 2016 Purchase Agreement or to raise additional funds through other means by issuing securities, existing shareholders will be diluted. If funding is insufficient at any time in the future, we may be required to alter or reduce the scope of our operations or to cease operations entirely. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our line of credit facility provides for a fixed interest rate of 2.1% per annum on all outstanding borrowings. A change in interest rates impacts the fair value of our outstanding debt under the line of credit facility but has no impact on interest incurred or cash flows.  As of June 30, 2016, there was $700 in outstanding borrowings under this facility. Given the proximity to maturity, the carrying amount of short-term debt approximates fair value as of June 30, 2016.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K filed on May 20, 2016).

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 9, 2016	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)