Form 10-Q
period 2016-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2016-11-14
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

The number of common shares outstanding as of November 11, 2016 was 882,481,151.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED september 30, 2016

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$6,402	$2,773
Restricted cash	5	2,008
Trade accounts receivable, net of allowance for doubtful accounts	17	30
Inventory	227	83
Prepaid expenses and other current assets	452	408
Total current assets	$7,103	$5,302
Property and equipment, net	1,134	1,370
Patents and trademarks, net	518	570
Other assets	36	31
Total assets	$8,791	$7,273

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	-	700
Accounts payable	216	250
Accrued liabilities	1,695	947
Deferred revenue	13	77
Warrant liabilities, current	1,255	-
Option liabilities	-	-
Total current liabilities	$3,179	$1,974

Long-term liabilities:
Warrant liabilities, long-term	1,449	59
Other long-term liabilities	856	856
Total liabilities	$5,484	$2,889

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 582,332,818 and 477,149,485 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	582	477
Warrants	18,179	18,179
Additional paid-in capital	216,357	203,735
Accumulated deficit	(231,743)	(217,945)
Non-controlling interest in subsidiary	(68)	(62)

Total shareholders' equity	3,307	4,384

Total liabilities and shareholders' equity	$8,791	$7,273

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue
Products	$154	$42	$329	$80
Licensing and royalties	-	-	27	27
Total revenue	154	42	356	107

Cost of sales	165	160	336	312
Gross profit (loss)	(11)	(118)	20	(205)

Operating expenses
Selling, marketing, general and administrative	1,679	1,763	5,461	5,506
Research and development	548	491	1,730	1,428
Total operating expenses	2,227	2,254	7,191	6,934
Operating loss	(2,238)	(2,372)	(7,171)	(7,139)

Change in value of warrant liabilities, gain (loss)	563	1,138	(1,885)	1,326
Change in value of option liabilities, loss	-	-	(2,613)	-
Loss on contract modification	(2,126)	-	(2,126)	-
Interest expense	(1)	(1)	(9)	(1)
Interest income	-	5	-	19

Net loss and comprehensive loss	(3,802)	(1,230)	(13,804)	(5,795)

Net loss attributable to non-controlling interest	2	2	6	6
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(3,800)	$(1,228)	$(13,798)	$(5,789)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Number of weighted average shares - basic and diluted	582,332,818	475,816,152	558,918,003	468,890,226

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2016

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2015	-	477,149,485	$477	$18,179	$203,735	$(217,945)	$(62)	$4,384

Common stock issuance, net of issuance costs		105,000,000	105		6,274			6,379
Stock option exercises		183,333	-		15			15
Stock-based compensation					1,083			1,083
Written call options					3,124			3,124
Loss on contract modification					2,126			2,126
Net loss						(13,798)	(6)	(13,804)

Balance, September 30, 2016	-	582,332,818	$582	$18,179	$216,357	$(231,743)	$(68)	$3,307

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating activities:
Net loss	$(13,804)	$(5,795)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	415	374
Bad debt expense	-	19
Stock-based compensation	1,083	1,035
Loss on contract modification	2,126	-
Restricted stock compensation issued to officer	-	182
Loss (gain) from change in value of warrant liabilities	1,885	(1,326)
Loss from change in value of option liabilities	2,613	-

Changes in operating assets and liabilities:
Trade accounts receivable	13	44
Inventory	(144)	(111)
Prepaid expenses and other current assets	(44)	(17)
Other assets	(5)	-
Accounts payable and accrued liabilities	(36)	323
Deferred revenue	(64)	22
Net cash used in operating activities	(5,962)	(5,250)

Investing Activities:
Purchases of property and equipment	(105)	(650)
Decrease (increase) in restricted cash	2,003	(2,006)
Investment in patents and trademarks	(22)	-

Net cash provided by (used in) investing activities	1,876	(2,656)

Financing Activities:
Proceeds from short-term debt	-	700
Repayment of short-term debt	(700)	-
Proceeds from exercise of stock options	15	13
Proceeds from common stock issuance, net of issuance costs	8,400	1,568
Net cash provided by financing activities	7,715	2,281

Net increase (decrease) in cash	3,629	(5,625)

Cash at beginning of period	2,773	10,009
Cash at end of period	$6,402	$4,384

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accrued stock issuance costs	$(750)	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that the Company believes will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. The Company’s alloys and the injection molding technology it employs result in components that exhibit: exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. Interestingly, all of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. The Company believes these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, the Company believes these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

The Company’s revenues are derived from i) selling bulk amorphous alloy custom products and components for applications which include, but are not limited to, non-consumer electronic devices, medical products, automotive components, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, iii) product licensing and royalty revenue, and iv) research and development revenue. The Company expects that these sources of revenue will continue to significantly change the character of the Company’s revenue mix.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2016 and September 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016.

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
For the Nine Months Ended September 30, 2016 and 2015

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

The Company has several financial instruments, namely warrant liabilities that are recorded at fair value on a periodic basis using Level 2 measurement inputs. These instruments are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing the accounting for certain financial instruments with characteristics of both liabilities and equity and derivative accounting. The fair value of such instruments is estimated using the Black-Scholes option pricing model. Due to the presence of certain anti-dilution and exercise price reset provisions, such instruments are required to be classified as liabilities (see Note 11).

As of September 30, 2016, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (current)	1,255	-	1,255	-
Warrant liabilities (long-term)	1,449	-	1,449	-

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
For the Nine Months Ended September 30, 2016 and 2015

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

The 2016 Purchase Agreement provided that the Investor is obligated to purchase up to 405,000,000 shares of the Company’s common stock in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016. The 2016 Purchase Agreement provided that the Investor will purchase the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 after the satisfaction of certain conditions, including Company shareholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the Company’s authorized number of shares of common stock from 700,000,000 to 1,100,000,000 (the “Charter Amendment”).

In addition to the shares issuable under the 2016 Purchase Agreement, the Company also issued to the Investor a warrant to acquire 10,066,809 shares of common stock of the Company at an exercise price of $0.07 per share. The warrant vests in increments on each closing date under the 2016 Purchase Agreement for a number of warrant shares that is proportionate to the amount of shares purchased under the 2016 Purchase Agreement on such closing date (with 2,609,913 warrant shares having initially vested on March 10, 2016 and the remaining 7,456,896 warrant shares vesting on October 26, 2016). The warrant will expire on the 10th anniversary of its issuance date.

The 2016 Purchase Agreement also provided that the Investor would have the right to designate one individual to serve on the Company’s Board of Directors. Once the Investor purchases the remaining 300,000,000 shares of common stock under the 2016 Purchase Agreement, the Investor would thereafter have the right to designate an additional two individuals to serve on the Company’s Board of Directors (such that the Investor would have designation rights with respect to three of the seven members of the Company’s Board of Directors, with one such member serving as Chairman). The 2016 Purchase Agreement also provided that, with certain limited exceptions, if the Company issues any shares of common stock at any time through the 5th anniversary of the Purchase Agreement, the Investor will have a preemptive right to subscribe for and to purchase at the same price per share (or at market price, in the case of issuance of shares pursuant to stock options) the number of shares necessary to maintain its ownership percentage of Company-issued shares of common stock.

On May 19, 2016, the Company’s shareholders approved the Charter Amendment, thereby obligating the Investor to purchase the remaining 300,000,000 shares of the Company’s common stock for the aggregate purchase price of $55,000.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

On October 26, 2016, the Company issued and sold to the Investor an aggregate of 300,000,000 shares of Company’s common stock for an aggregate purchase price of $55,000, comprised of 200,000,000 shares at a price of $0.15 per share and 100,000,000 shares at a price of $0.25 per share. As a result of this closing, the Investor has completed its entire investment in the Company contemplated by the 2016 Purchase Agreement.

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

On March 9, 2016, the Company terminated the 2014 Purchase Agreement. As of the date of termination, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share.

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. On August 26, 2016, the Company fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $1 and $9 for the three and nine months ended September 30, 2016, respectively, and $1 and $1 for the corresponding three and nine month periods ended September 30, 2015, respectively.

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
For the Nine Months Ended September 30, 2016 and 2015

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

4. Liquidity and Capital Resources

For the nine months ended September 30, 2016, the Company’s cash used in operations was $5,962, cash flows from investing activities were $1,876, primarily due to reductions in restricted cash as a result of collateral requirement reductions, and cash provided by financing activities was $7,715 due to cash received from equity sales under the 2016 Purchase Agreement and the exercise of stock options. As of September 30, 2016, the Company’s cash and restricted cash balance was $6,407, which consisted of $6,402 of cash and $5 of short-term restricted cash.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement providing for the purchase by the Investor of up to 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400.

The 2016 Purchase Agreement provides that the Investor is obligated to purchase up to 405,000,000 shares of the Company’s common stock in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016, with the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 closing on October 26, 2016 (see Note 3).

The Company has a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have required that the Company engage in equity sales under various stock purchase agreements to support its operations and strategic initiatives. Uncertainty as to the outcome of these factors has previously raised substantial doubt about the Company’s ability to continue as a going concern. Following the closing of the remaining funding under the 2016 Purchase Agreement, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

5. Inventory

Inventory totaled $227 and $83 as of September 30, 2016 and December 31, 2015, respectively, and primarily consisted of raw alloy and finished goods inventory to satisfy future customer orders. Inventory is stated at the lower of weighted-average cost or market.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $452 and $408 as of September 30, 2016 and December 31, 2015, respectively, and primarily consisted of prepaid invoices and insurance premiums that will be recognized as expenses at a timing consistent with when the associated services are provided.

7. Patents and Trademarks, net

Net patents and trademarks totaled $518 and $570 as of September 30, 2016 and December 31, 2015, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $25 and $74 for the three and nine month periods ended September 30, 2016, respectively. This compares to $24 and $74 for the three and nine month periods ended September 30, 2015, respectively.

8. Other Assets

Other assets totaled $36 and $31 as of September 30, 2016 and December 31, 2015, respectively, and consisted of deposits under long-term lease agreements.

9. Accrued Liabilities

Accrued liabilities totaled $1,695 and $947 as of September 30, 2016 and December 31, 2015, respectively. Included within these totals are the following:

	September 30, 2016	December 31, 2015

Accrued payroll, vacation, and bonuses	$783	$766
Accrued stock issuance costs	750	-
Accrued audit fees	71	109
Straight-line rent accruals	91	72
Total	1,695	947

The Company entered into a non-exclusive investment banking engagement agreement with an investment banking firm during 2012 to provide support to the Company in the identification of potential investors for future strategic transactions or financing transactions. The services provided by the investment banking firm did not result in the identification of any practicable investment transactions and the agreement was considered effectively terminated by the Company during 2013, although no formal notice of termination was ever provided by either party. During the three-months ended September 30, 2016, the Company was contacted and advised by a representative of the investment banking firm that the firm did not consider the engagement agreement to be terminated and that amounts raised under the 2013, 2014, and 2016 Purchase Agreements may be subject to success fees stipulated under their investment banking agreement. The firm advised the Company that such success fees would, based on the language of the engagement agreement, be equal to the greater of (i) 5% of the total proceeds received as a result of equity transactions or (ii) $500. To date no formal claims have been filed against the Company. Subsequent to September 30, 2016, the Company reached a settlement with respect to any and all amounts allegedly due under the engagement agreement in the amount of $750. As a result of the settlement, the engagement agreement is deemed to be terminated in all respects as of the settlement date of November 8, 2016. Such amounts have been reflected as an accrued liability as of September 30, 2016 and reflected as stock issuance costs as a reduction to additional paid in capital.

10. Short-Term Debt

Short-term debt totaled $0 and $700 as of September 30, 2016 and December 31, 2015, respectively, and consisted of borrowings under a line of credit facility, with a fixed interest rate of 2.1%. All borrowings were fully repaid upon maturity of the facility on August 26, 2016. Interest expense related to outstanding borrowings was $1 and $9 for the three and nine months ended September 30, 2016, respectively. This compares to $1 and $1 for the corresponding three and nine month periods ended September 30, 2015.

This credit facility required the Company to maintain collateral for the full amount of the facility. Following maturity of the facility all collateral requirements have been removed.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015

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

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA Agreement (see Note 3). These warrants had an original exercise price of $0.22 per share, expire on June 1, 2017 and were originally valued at $4,260. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in anti-dilutive price resets, the exercise price of these warrants was reduced to $0.16 and $0.17 as of September 30, 2016 and December 31, 2015, respectively. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,126,522 and 18,937,931 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, these warrants were valued at $691 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.67 years, (ii) volatility of 72%, (iii) risk-free interest rate of 0.6%, and (iv) dividend rate of 0. The change in fair value for these warrants was a (gain) loss of $(292) and $657 for the three and nine months ended September 30, 2016, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in a private placement (the “July 2012 Private Placement”). These warrants have an exercise price of $0.384 per share, expire on July 2, 2017, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of contractually defined price resets, and issuances under the 2014 and 2016 Purchase Agreements, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 and $0.19 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 there were warrants to purchase a total of 17,572,000 shares of common stock outstanding, which were valued at $564 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.75 years, (ii) volatility of 76%, (iii) risk-free interest rate of 0.6%, and (iv) dividend rate of 0. The change in fair value for these warrants was a (gain) loss of $(172) and $539 for the three and nine months ended September 30, 2016, respectively.

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of September 30, 2016, these warrants were valued at $1,449 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 9.44 years, (ii) volatility of 120%, (iii) risk-free interest rate of 1.60%, and (iv) dividend rate of 0. The change in fair value for these warrants was a (gain) loss of $(99) and $689 for the three and nine months ended September 30, 2016, respectively.

The following table summarizes the change in the Company’s warrant liabilities as of September 30, 2016:

	Visser MTA Agreement	July 2, 2012 Private Placement	2016 Purchase Agreement	Total

Beginning Balance - December 31, 2015	$34	$25	$-	59
Original valuation- new issuances	-	-	760	760
Change in value of warrant liabilities, loss	657	539	689	1,885
Ending Balance - September 30, 2016	$691	$564	$1,449	$2,704

Included in current liabilities	$691	$564	$-	$1,255
Included in long-term liabilities	$-	$-	$1,449	$1,449

The Company had warrants to purchase 48,765,331 and 36,509,931 shares of common stock outstanding as of September 30, 2016 and December 31, 2015, respectively, which were valued and classified as liabilities under FASB ASC 815.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

12. Option Liabilities

As part of the 2016 Purchase Agreement, executed on March 10, 2016, the Company granted the Investor the right to purchase shares of the Company’s common stock in the future at predetermined prices. These options allow the investor to purchase 200,000,000 shares of the Company’s common stock at a price of $0.15 per share and 100,000,000 shares of the Company’s common stock at a price of $0.25 per share. Given that the number of shares to be issued upon exercise of these options was in excess of the number of shares authorized for issuance, these options were originally required to be classified as liabilities under FASB ASC 815. The 200,000,000 share option and the 100,000,000 share option were initially valued at $489 and $22, respectively. Following the filing of the Charter Amendment, which allowed for adequate authorized shares, these options were revalued as of May 19, 2016 and reclassified to permanent shareholders’ equity. As of May 19, 2016, these written call options were valued at $2,931 and $193, respectively, under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.25 years, (ii) volatility of 85%, (iii) risk-free interest rate of 0.31%, and (iv) dividend rate of 0. The change in fair value for these options was a loss of $2,442 and $171, respectively, for the nine months ended September 30, 2016.

The following table summarizes the change in the Company’s option liabilities as of September 30, 2016:

	200M Share	100M Share
	Call Option	Call Option	Total

Beginning Balance - December 31, 2015	$-	$-	-
Original valuation	489	22	511
Change in value of option liabilities, loss	2,442	171	2,613
Reclassification to shareholders' equity	(2,931)	(193)	(3,124)
Ending Balance - September 30, 2016	-	-	-

On August 11, 2016, the Company and the Investor entered into an amendment to the 2016 Purchase Agreement. Under the amendment, the Company agreed to extend the deadline for the Investor’s purchase of 300,000,000 additional shares of Company common stock under the 2016 Purchase Agreement from the original deadline of August 17, 2016 to a new deadline of December 31, 2016. Other than the extension of the deadline, the amendment does not materially modify the terms of the 2016 Purchase Agreement. As a result of this amendment the Company recorded an additional $2,126 of expense to additional paid in capital. Such amounts are reflected as a loss on contract modification within the consolidated statements of operations.

13. Other Long-Term Liabilities

Other long-term liabilities were $856 as of September 30, 2016 and December 31, 2015, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

14. Stock Compensation Plans

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but remains in effect only with respect to the equity awards that had been granted prior to its expiration. The Company had outstanding grants of options to purchase 507,500 and 822,000 shares of the Company’s common stock as of September 30, 2016 and December 31, 2015, respectively.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2016, the Company granted options to purchase 2,000,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 25,746,985 and 25,988,734 shares of the Company’s common stock as of September 30, 2016 and December 31, 2015, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are authorized for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2016, the Company granted options to purchase 14,400,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 27,500,000 and 15,100,000 shares of the Company’s common stock as of September 30, 2016 and December 31, 2015, respectively.

Stock based compensation expense attributable to these plans was $365 and $1,083 for the three and nine months ended September 30, 2016, respectively. This compares to $320 and $1,035 for the three and nine months ended September 30, 2015, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015

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

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. The Company owns 79% of the outstanding common stock of Liquidmetal Golf. As of September 30, 2016, non-controlling interest was a deficit of $68. The December 31, 2015 non-controlling interest was a deficit of $62.

16. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 53,754,485 shares of common stock, at prices ranging from $0.07 to $0.77 per share, were outstanding at September 30, 2016, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 48,765,331 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at September 30, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Written call options to purchase 300,000,000 shares of common stock, with prices ranging from $0.15 to $0.25 per share, outstanding at September 30, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015

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

17. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of September 30, 2016 and December 31, 2015, the Company had recorded $91 and $72, respectively, of deferred rent expenses.

Rent expense was $56 and $169 for the three and nine months ended September 30, 2016, respectively. Rent expense was $56 and $169 for the three and nine months ended September 30, 2015, respectively.

18. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0 in royalty revenues from IMG during the three and nine months ended September 30, 2016 and 2015. The IMG License Agreement was terminated on March 8, 2016.

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

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of up to 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is a newly formed company owned by Professor Yeung Tak Lugee Li (“Professor Li”). In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and majority shareholder. As of September 30, 2016, Professor Li is a greater-than-5% beneficial owner of the Company. Services procured from Eontec were $58 and $68 during the three and nine month periods ended September 30, 2016, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015

(numbers in thousands, except share and per share data)

(unaudited)

19. Subsequent Event

2016 Purchase Agreement

On October 26, 2016, the Company issued and sold to the Investor an aggregate of 300,000,000 shares of Company’s common stock for an aggregate purchase price of $55,000, comprised of 200,000,000 shares at a price of $0.15 per share and 100,000,000 shares at a price of $0.25 per share. As a result of this closing, the Investor has completed its entire investment in the Company contemplated by the 2016 Purchase Agreement.

Stock Issuance Costs

On November 8, 2016, the Company reached a settlement with respect to any and all amounts due under an investment banking services agreement that resulted in the payment of success fees related to previously executed equity sales. This settlement, in the amount of $750, is deemed to terminate the investment banking services agreement, in all respects, as of this settlement date. Such amounts have been reflected as an accrued liability as of September 30, 2016 and reflected as stock issuance costs as a reduction to additional paid in capital.

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

Our revenues are derived from i) selling our bulk amorphous alloy custom products and components for applications which include, but are not limited to, non-consumer electronic devices, medical products, automotive components, and sports and leisure goods; ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; iii) product licensing and royalty revenue; and iv) research and development revenue. We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

Eontec License Agreement

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

Results of Operations

Comparison of the three and nine months ended September 30, 2016 and 2015

	For the three months ended September 30,				For the nine months ended September 30,
	2016 (unaudited)		2015 (unaudited)		2016 (unaudited)		2015 (unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$154		$42		$329		$80
Licensing and royalties	-		-		27		27
Total revenue	154		42		356		107

Cost of sales	165	107%	160	381%	336	102%	312	390%

Gross profit (loss)	(11)	-7%	(118)	-281%	20	6%	(205)	-256%

Selling, marketing, general and administrative	1,679	1090%	1,763	4198%	5,461	1660%	5,506	6883%
Research and development	548	356%	491	1169%	1,730	526%	1,428	1785%

Operating loss	(2,238)		(2,372)		(7,171)		(7,139)

Change in value of warrant liabilities, gain (loss)	563		1,138		(1,885)		1,326
Change in value of option liabilities, loss	-		-		(2,613)		-
Loss on contract modification	(2,126)		-		(2,126)		-
Interest expense	(1)		(1)		(9)		(1)
Interest income	-		5		-		19
Net loss	$(3,802)		$(1,230)		$(13,804)		$(5,795)

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

Revenue. Total revenue increased to $154 for the three months ended September 30, 2016 from $42 for the three months ended September 30, 2015. Total revenue increased to $356 for the nine months ended September 30, 2016 from $107 for the nine months ended September 30, 2015. The increase for both periods was attributable to a higher mix of small scale pre-production orders during 2016 as a result of our continued build out of our on-site manufacturing capabilities.

Cost of sales. Cost of sales was $165, or 107% of products revenue, for the three months ended September 30, 2016, an increase from $160, or 381% of products revenue, for the three months ended September 30, 2015. Cost of sales was $336, or 102% of products revenue, for the nine months ended September 30, 2016, an increase from $312, or 390% of products revenue, for the nine months ended September 30, 2015.The decrease in our cost of sales as a percentage of product revenue for the three and nine months ended September 30, 2016 was primarily attributable to higher costs of production during the 2015 periods as a result of the initial on-set of manufacturing efforts and the scaling of internal processes. The cost to manufacture products and components from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the three and nine months ended September 30, 2016, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and components through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit increased to $(11) from $(118) for the three month periods ended September 30, 2016 and 2015, respectively. Our gross profit, as a percentage of products revenue, increased to (7)% from (281)% for the three month periods ended September 30, 2016 and 2015, respectively. Our gross profit increased to $20 from $(205) for the nine month periods ended September 30, 2016 and 2015, respectively. Our gross profit, as a percentage of products revenue, increased to 6% from (256)% for the nine month periods ended September 30, 2016 and 2015, respectively. As discussed above under “Cost of sales”, early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and components through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,679 and $5,461 for the three and nine months ended September 30, 2016, respectively, compared to $1,763 and $5,506 for the three and nine months ended September 30, 2015, respectively. The decrease in expense for both periods was due to lower costs associated with employee compensation, inclusive of stock based compensation.

Research and development. Research and development expenses increased to $548 and $1,730 for the three and nine months ended September 30, 2016, respectively, from $491 and $1,428 for the three and nine months ended September 30, 2015, respectively. The increase in expense was mainly due to additional research projects and additional personnel hired to support our material and process development efforts. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,238 and $7,171 for the three and nine months ended September 30, 2016, respectively. This compares to $2,372 and $7,139 for the three and nine months ended September 30, 2015, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Change in value of warrant liabilities. The change in value of warrant liabilities was a non-cash gain (loss) of $563 and $(1,885) for the three and nine months ended September 30, 2016, respectively. This compares to a non-cash gain of $1,138 and $1,326 for the three and nine months ended September 30, 2015, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in value of option liabilities. The change in value of option liabilities was a non-cash loss of $0 and $2,613 for the three and nine months ended September 30, 2016, respectively. This compares to $0 for the corresponding three and nine month periods ended September 30, 2015. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for written call options issued in connection with the 2016 Purchase Agreement. Changes in the value of option liabilities are non-cash and do not affect the core operations of our business or liquidity.

Loss on contract modification. As a result of the amendment to the 2016 Purchase Agreement, we incurred an additional $2,126 of expense relating to the extension of the exercise term for the written call options under the 2016 Purchase Agreement. Such expense was recorded directly to additional paid in capital.

Interest expense. Interest expense relates to interest incurred under our line of credit agreement. Such amounts were $1 and $9 for the three and nine months ended September 30, 2016, respectively. This compares to $1 and $1 for the three and nine months ended September 30, 2015, respectively.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $0 and $0 for the three and nine months ended September 30, 2016, respectively. This compares to $5 and $19 for the three and nine months ended September 30, 2015, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $6.0 million and $5.3 million for the nine months ended September 30, 2016 and 2015, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by (used in) investing activities totaled $1.9 million and $(2.7) million for the nine months ended September 30, 2016 and 2015, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts. Also included in investing cash flows are changes in restricted cash to support line of credit collateral requirements of which $2.0 million was recorded as an in-flow during the nine months ended September 30, 2016 and $2.0 million was recorded as an outflow during the nine months ended September 30, 2015.

Cash provided by financing activities

Cash provided by financing activities totaled $7.7 million and $2.3 for the nine months ended September 30, 2016 and 2015, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares under the 2016 Purchase Agreement during 2016 and equity sales under the 2014 Purchase Agreement during 2015. Also included were funds received under our line of credit facility and subsequent paydowns of the same facility.

Financing arrangements and outlook

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), providing for the purchase by the Investor of up to 405,000,000 shares of our common stock for an aggregate purchase price of $63.4 million.

The 2016 Purchase Agreement provides that the Investor is obligated to purchase up to 405,000,000 shares of our common stock in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8.4 million (or $0.08 per share) at the initial closing on March 10, 2016, with the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55.0 million closing on October 26, 2016. As a result of these purchases, the Investor has completed its entire investment contemplated by the 2016 Purchase Agreement.

We have a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have required that we engage in equity sales under various stock purchase agreements to support our operations and strategic initiatives. Uncertainty as to the outcome of these factors has previously raised substantial doubt about our ability to continue as a going concern. Following the closing of the remaining funding under the 2016 Purchase Agreement, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Off Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies, Inc. or its subsidiaries since the filing of the 2015 Annual Report.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2015 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2015 Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities, other than as reported in the Company’s Current Reports on Form 8-K filed with the SEC on March 14, 2016 and October 27, 2016 with respect to the 2016 Purchase Agreement.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

10.1	Amendment to Securities Purchase Agreement, dated August 11, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 17, 2016).

31.1	Certification of Principal Executive Officer, Thomas Steipp, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Thomas Steipp, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 14, 2016	/s/ Thomas Steipp
Thomas Steipp
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)