Form 10-K
period 2016-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2017-03-10
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $72,775,074. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.16 per share, the closing price of the common stock as reported on the “Over-the-Counter Bulletin Board” on June 30, 2016 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2016 is deemed to be an affiliate. The number of shares of common stock outstanding as of March 3, 2017 was 886,090,164.

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

Applications for Liquidmetal Alloys

There are a very broad number of markets where Liquidmetal alloys have application opportunities. Some of the more prominent markets include: aerospace, automotive, medical/dental, non-consumer electronics, and sporting equipment. We believe that these areas are consistent with our strategy in terms of market size, building brand recognition, and providing an opportunity to develop and refine our processing capabilities. Although we believe that strategic partnership transactions could also create valuable opportunities beyond the parameters of these target markets, we anticipate continuing to pursue these markets both internally and in conjunction with partners.

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

Components for Non-Consumer Electronic Products

We design, develop and produce components for non-consumer electronic devices utilizing our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these components in certain applications.  Our strategic focus is primarily on parts that command a price commensurate with the performance advantages of our alloys. These product categories in the non-consumer electronics field include, but are not limited to, aerospace components, medical devices, sporting goods, leisure products, automotive components and industrial machines. We believe that there are multiple applications and opportunities in the non-consumer electronics product category for us to produce parts that command the higher margin and premium prices consistent with our core business strategy.

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

Aerospace

We design and develop components for aerospace customers to meet their requirements for complex, high strength parts with precision tolerances through our near net-shape molding process. Some of the parts we have developed cannot be made by any other conventional fabrication process, offering designers of high performance, mission critical systems unique alternatives.

Because of the high degree of uniformity and consistency of our volume molding process, we are able to reduce significant costs associated with machining and verifying the dimensional tolerances of high precision parts and post-fabrication steps required to apply highly polished surfaces. Additional key properties for the aerospace market are Liquidmetal alloy’s tensile strength, hardness, wear resistance, resistance to corrosion, and Liquidmetal alloy’s unique properties associated with explosives and munitions.

The many high value and specialized applications within the aerospace industry present significant opportunities for our technology and solutions, and as they are designed into key systems, will provide us with potential long-term revenue streams.

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

Beyond the License Agreement, the Company collaborates with Eontec to accelerate the commercialization of amorphous alloy technology. This includes but is not limited to developing technologies to reduce the cost of amorphous alloys, working on die cast machine technology platforms to pursue broader markets, sharing knowledge to broaden the Company’s intellectual property portfolio, and utilizing Eontec’s volume production capabilities as a third party contract manufacturer.

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

With the foregoing revised arrangements, the Company is no longer required to use Visser as its exclusive manufacturer and is free to license other manufacturers on a non-exclusive basis in any industry or geographic market as to which the Company has not previously granted an exclusive license to a third party. Additionally, the settlement amended and restated the two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. The amended and restated warrant agreement includes the effect of anti-dilution adjustments and is exercisable for 21,317,094 shares at an exercise price of $0.16 per share (see Note 11 in the footnotes to the accompanying consolidated financial statements).

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

Our Intellectual Property

Pursuant to our transaction with Apple described under “Licensing Transactions” above, we license substantially all our intellectual property from our wholly-owned subsidiary, Crucible Intellectual Property, LLC. Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes more than 30 owned or licensed U.S. patents and 80 patent applications pending relating to the composition, processing, and application of our alloys, as well as more than 140 foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have acquired patent rights that provide us with the exclusive right to commercialize the amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2017 and 2036. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

•

Optimize Existing Alloys and Develop New Compositions. We believe that one of the key technology drivers of our business will continue to be our proprietary alloy compositions. We plan to continue research and development on new alloy compositions to reduce the cost of our proprietary alloy compositions, as well as to generate a broader class of amorphous alloys with a wider range of specialized performance characteristics. We believe that our ability to optimize our existing alloy compositions, and reduce their costs, will enable us to better tailor our alloys to our customers’ specific application requirements.

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

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $2.3 million, $2.1 million and $1.6 million, respectively.

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

Manufacturing

During 2016 we continued to expand on the development of our manufacturing facility, which will allow (i) on-site manufacturing of customer products and (ii) our customers and strategic partners to inspect, collaborate, and demonstrate the latest developments of our alloy composition development and manufacturing processes. As part of these efforts, we received our ISO 9001:2008 certification during 2015 as further validation of our on-site processes and focus on product quality. Such certification was maintained through 2016 as a result of recurring surveillance audits.

In addition, our current manufacturing strategy is to partner with global companies that are contract manufacturers and alloy producers. We seek third party companies with proven track records of success who can gain specialized skills and knowledge of our alloys through close collaborations with our team of scientists and engineers. We believe that partnering with these global companies will allow us to forgo the capital intensive requirements of maintaining our own larger scale manufacturing facilities and allow us to grow the number of applications for the technology much faster than could be accomplished on our own.

Customers

During 2016, there were three major customers, who together accounted for 73% of our revenue. During 2015, there were three major customers, who together accounted for 52% of our revenue. During 2014, there were four major customers, who together accounted for 84% of our revenue. As of December 31, 2016, two customers represented 100%, or $95,000, of the total outstanding trade accounts receivable. As of December 31, 2015, three customers represented 100%, or $30,000, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Employees

As of December 31, 2016, we had 26 full-time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Golf Subsidiary

From 1997 until September 2001, we were engaged in the retail marketing and sale of golf clubs through a majority-owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001. However, in December 2012, we recommenced activities and discussions with potential partners regarding the development of golf club components for golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Such activities continued, on a limited basis, through 2016. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

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

We have experienced significant cumulative operating losses since our inception. Our operating loss for the fiscal years ended December 31, 2016, 2015, and 2014 were $9.9 million, $9.3 million, and $8.9 million, respectively. We had an accumulated deficit of approximately $236.7 million at December 31, 2016, approximately $218.0 million at December 31, 2015, and approximately $210.6 million at December 31, 2014. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

We currently have three suppliers who fulfill the mold making and manufacturing of our bulk amorphous alloy parts. Our suppliers may allocate their limited capacity to fulfill the production requirements of their other customers. In the event of a disruption of the operations of our suppliers, we may not have other manufacturing sources immediately available. Such an event could cause significant delays in shipments and may adversely affect our revenue, cost of goods sold and results of operations.

We currently have two suppliers who fulfill our alloying/manufacturing of bulk amorphous alloys. In the event of a disruption of the operations of our alloy suppliers, we may not have other alloying sources immediately available. Such an event could cause significant delays in shipments and may adversely affect our revenue, cost of goods sold and results of operations.

Our bulk amorphous alloy production machines are manufactured by two suppliers. Orders for additional machines are estimated to be built with a 8 to 26-week lead time. If we require more production machines to manufacture customer parts due to an unexpected demand, we may experience delays in shipment, increased cost of goods sold or loss in revenues. Additionally, in the event of a disruption in the operations of our production machine suppliers, we may not have other machine manufacturers immediately available. Such an event could cause significant delays in fulfilling customers’ orders and may adversely affect our revenue, cost of goods sold and results of operations.

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

We believe that our average sales cycle (the time we deliver a proposal to a customer until the time our customer fully integrates our Liquidmetal alloys into its product) could be a significant period of time. Our history to date has demonstrated that the sales cycle could extend beyond one year. The time it takes to transition a customer from limited production to full-scale production runs will depend upon the nature of the processes and products into which our Liquidmetal alloys are integrated.  Moreover, we have found that customers often proceed very cautiously and slowly before incorporating a fundamentally new and unique type of material into their products.

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

Our future growth and success will depend in part on our ability to identify, develop, and commercialize, either alone or in conjunction with our customers and partners, new applications and uses for Liquidmetal alloys. If we are unable to identify and develop new applications, we may be unable to develop new products or generate additional revenue. Successful development of new applications for our products may require additional investment, including costs associated with research and development and the identification of new customers. In addition, difficulties in developing and achieving market acceptance of new products would harm our business.

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

Our bulk amorphous alloy technology is a relatively new technology as compared to many other material technologies, such as plastics and widely-used high-performance crystalline alloys.  Historically, the successful commercialization of a new material technology has required the persistent improvement and refining of the technology over a sometimes lengthy period of time.  Accordingly, we believe that our company’s future success will be dependent on our ability to continue expanding and improving our technology platform by, among other things, constantly refining and improving our processes, optimizing our existing amorphous alloy compositions for various applications, and developing and improving new bulk amorphous alloy compositions.  Our failure to further expand our technology base could limit our growth opportunities and hamper our commercialization efforts.

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

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2017 and 2036. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

The existence of minority shareholders in our Liquidmetal Golf subsidiary creates potential for conflicts of interest.

We directly own 79% of the outstanding capital stock of Liquidmetal Golf, our subsidiary that has the exclusive right to commercialize our technology in the golf market.  The remaining 21% of the Liquidmetal Golf stock is owned by approximately 95 shareholders of record. As a result, conflicts of interest may develop between us and the minority shareholders of Liquidmetal Golf. To the extent that our officers and directors are also officers or directors of Liquidmetal Golf, matters may arise that place the fiduciary duties of these individuals in conflicting positions.

Our executive officers, directors and insiders and entities affiliated with them hold a significant percentage of our common stock, and these shareholders may take actions that may be adverse to your interests.

As of December 31, 2016, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 50.4% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2016, the highest bid price for our common stock was $0.25 per share, while the lowest bid price during that period was $0.07 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

A limited public trading market exists for our common stock, which makes it more difficult for our shareholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “LQMT” and currently trades at a low volume, based on quotations on the “Over-the-Counter” exchanges, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in our securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our businesses, and we do not anticipate paying any cash dividends on our capital stock for the foreseeable future. In addition, the terms of existing or any future debts may preclude us from paying dividends on our stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for our common shareholders.

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

●	limit shareholders’ ability to call a special meeting of our shareholders; and

●	establish advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by shareholders at shareholder meetings.

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

We recently purchased an approximately 40,000 square foot building in Lake Forest, California, which we intend to use for manufacturing and additional office space.

We currently expect that the foregoing facilities will meet our anticipated research, warehousing, and administrative needs for the foreseeable future.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “Over-the-Counter Bulletin Board” under the symbol “LQMT.” On March 3, 2017, the last reported sales price of our common stock was $0.21 per share. As of March 3, 2017, we had 219 active record holders of our common stock.

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

2016	High	Low
Fourth Quarter	$0.25	$0.14
Third Quarter	$0.18	$0.13
Second Quarter	$0.18	$0.12
First Quarter	$0.13	$0.07
2015	High	Low
Fourth Quarter	$0.10	$0.06
Third Quarter	$0.14	$0.10
Second Quarter	$0.16	$0.12
First Quarter	$0.18	$0.12

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance our operations and future growth.

Stock Price Performance

The stock price performance graph below compares the cumulative total return of our common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000 ® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2011, and assumes a $100 investment on such date in our common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000 ® indices. With respect to the payment of dividends, the Company has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000 ® indices assume that all dividends were reinvested. The stock price performance graph set forth shall not be deemed “soliciting material” or to be “filed” with the SEC, and will not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this graph by reference into such a filing.

Item 6. Selected Financial Data

The following selected financial data insofar as it relates to the years ended December 31, 2016, 2015, 2014, 2013, and 2012 has been derived from our audited financial statements. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2016 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012

Statement of Operations Data:
Total revenue	$480	$125	$603	$1,026	$650
Net loss and comprehensive loss	$(18,752)	$(7,317)	$(6,558)	$(14,248)	$(14,025)
Net loss and comprehensive loss applicable to Liquidmetal Technologies shareholders	$(18,744)	$(7,309)	$(6,546)	$(14,206)	$(14,025)
Per Share:
Net loss- basic	$(0.03)	$(0.02)	$(0.01)	$(0.04)	$(0.07)
Net loss- diluted	$(0.03)	$(0.02)	$(0.01)	$(0.04)	$(0.07)
Weighted-average common shares outstanding (basic)	$640,157,919	$470,955,041	$441,439,018	$341,451,559	$188,298,113
Weighted-average common shares outstanding (diluted)	$640,157,919	$470,955,041	$441,439,018	$341,451,559	$188,298,113

	Year Ended December 31,
	2016	2015	2014	2013	2012

Balance Sheet Data:
Current assets	$59,698	$5,302	$10,466	$2,689	$7,915
Total assets	$61,367	$7,273	$12,284	$4,103	$8,973
Current liabilities	$3,638	$1,974	$860	$1,071	$6,923
Total liabilities	$6,541	$2,889	$3,721	$6,848	$10,545
Common stock	$886	$477	$464	$376	$242
Accumulated deficit	$(236,689)	$(217,945)	$(210,636)	$(204,090)	$(189,884)
Shareholders' equity (deficit)	$54,826	$4,384	$8,563	$(2,745)	$(1,572)

Common shares issued and outstanding have increased from 242,074,324 as of December 31, 2012 to 886,090,164 as of December 31, 2016. The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon the settlement of convertible debt, and the issuance of shares to employees.

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. Our alloys and the injection molding technology we employ result in components that exhibit exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. All of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

SIGNIFICANT TRANSACTIONS

2016 Purchase Agreement

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which provided for the purchase by the Investor of 405,000,000 shares of our common stock for an aggregate purchase price of $63,400,000.

The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8,400,000 (or $0.08 per share) at the initial closing on March 10, 2016 and 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000,000 on October 26, 2016.

In addition to the shares issuable under the 2016 Purchase Agreement, we issued to the Investor a warrant to acquire 10,066,809 shares of our common stock (with 2,609,913 warrant shares having initially vested on March 10, 2016 and the remaining 7,456,896 warrant shares having vested on October 26, 2016) at an exercise price of $0.07 per share. The warrant will expire on the tenth anniversary of its issuance date.

Further, the 2016 Purchase Agreement provided that the Investor would have the right to designate three members of our board of directors with one such member serving as Chairman. The 2016 Purchase Agreement also provided that, with certain limited exceptions, if we issue any shares of common stock at any time through the fifth anniversary of the Purchase Agreement, the Investor will have a preemptive right to subscribe for and to purchase at the same price per share (or at market price, in the case of issuance of shares pursuant to stock options) the number of shares necessary to maintain its ownership percentage of our issued shares of common stock.

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, we entered into a Parallel License Agreement (the “License Agreement”) with DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”) pursuant to which we each entered into a cross-license of our respective technologies.

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between us and Eontec. In particular, under the License Agreement, we granted to Eontec a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to our patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe, and Eontec granted to us a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by us to Eontec is exclusive (including to the exclusion of us) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, North Korea, Philippines, Singapore, South Korea, Thailand and Vietnam. The license granted by Eontec to us is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

Beyond the License Agreement, we collaborate with Eontec to accelerate the commercialization of amorphous alloy technology. This includes but is not limited to developing technologies to reduce the cost of amorphous alloys, working on die cast machine technology platforms to pursue broader markets, sharing knowledge to broaden our intellectual property portfolio, and utilizing Eontec’s volume production capabilities as a third party contract manufacturer.

2014 Purchase Agreement

On August 20, 2014, we entered into a common stock purchase agreement (“2014 Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital would be committed to purchase up to an aggregate of $30,000,000 worth of our common stock, $0.001 par value, over the 36-month term of the 2014 Purchase Agreement.

On March 9, 2016, we terminated the 2014 Purchase Agreement. As of the date of termination, we had received an aggregate of $1,568,000 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of our common stock at a weighted average price of $0.13 per share.

Line of Credit Facility

In February 2015, we entered into a $2,000,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000,000. On August 26, 2016, we fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $9,000 for the year ended December 31, 2016, and $4,000 for the year ended December 31, 2015.

2013 Stock Purchase Agreement

On November 8, 2013, we entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with certain investors that provided that the investors would purchase up to $20,000,000 worth of our common stock over a 36-month term. In consideration for the execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, we issued 2,666,667 shares of common stock to the investors.

On August 22, 2014, we voluntarily terminated the 2013 Purchase Agreement, effective August 25, 2014. As of the date of termination, we had received an aggregate of $16,000,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of our common stock at a weighted average price of $0.19 per share.

July 2012 Private Placement

On July 2, 2012, we entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which we issued $12,000,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of our common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. As of July 17, 2013, we had issued 163,641,547 shares of common stock in full satisfaction of the notes (see note 14 in the accompanying footnotes to the consolidated financial statements).

As a part of the July 2012 Private Placement, we issued warrants to purchase 18,750,000 shares of our common stock at an exercise price of $0.384 per share (reduced to $0.17 per share under the anti-dilution and price reset provisions of the warrants). All of the warrants will expire on July 2, 2017 (see note 11 in the accompanying footnotes to the consolidated financial statements).

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

Under the agreements relating to the license transaction with Apple, we were obligated to contribute, to CIP, all intellectual property that we developed through February 2012. Subsequently, this obligation was extended to apply to all intellectual property developed through February 2016. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Visser Precision Cast, LLC License Agreement

On June 1, 2012, we entered into a Master Transaction Agreement (the “Visser MTA”) with Visser Precision Cast, LLC (“Visser”) relating to a strategic transaction for manufacturing services and financing. On May 20, 2014, we and Visser entered into a settlement agreement significantly amending the Visser MTA, whereby we granted to Visser a fully paid-up, royalty-free, irrevocable, perpetual, worldwide, non-transferable, nonexclusive sublicense to all of our intellectual property developed on or prior to May 20, 2014 (the “Effective Date”). Visser does not have any rights, now or in the future, to our intellectual property developed after the Effective Date. The license to our intellectual property developed on or prior to the Effective Date does not include the right to use the “Liquidmetal” trademark or any of our other trademarks, except in certain defined situations, as set forth in the amended and restated agreement.

In addition, the settlement amended and restated the two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. The amended and restated warrant agreement includes the effect of anti-dilution adjustments and is exercisable for 21,317,094 shares at an exercise price $0.16 per share under the anti-dilution provisions of the warrants (see Note 11 in the accompanying footnotes to the consolidated financial statements).

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees. Since that time, we and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, the companies entered into an Exclusivity Agreement for a ten year term whereby we agreed, with certain exceptions and limitations, that we and our licensees would purchase amorphous alloy injection molding machines exclusively from Engel in exchange for certain royalties to be paid by Engel to us based on a percentage of the net sales price of such injection molding machines.

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

RESULTS OF OPERATIONS

	For the years ended December 31,
	2016		2015		2014
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$453		$98		$565
Licensing and royalties	27		27		38
Total revenue	480		125		603

Cost of sales	553	115%	349	279%	483	80%
Gross profit (loss)	(73)	-15%	(224)	-179%	120	20%

Selling, marketing, general and administrative	7,472	1557%	7,010	5608%	7,463	1238%
Research and development	2,342	488%	2,047	1638%	1,596	265%
Total operating expense	9,814		9,057		9,059

Operating loss	(9,887)		(9,281)		(8,939)

Change in value of warrants, gain (loss)	(4,117)		1,946		2,700
Change in value of option liabilities, loss	(2,613)		-		-
Loss on contract modification	(2,126)		-		-
Debt discount amortization expense	-		-		(373)
Other income	-		-		30
Interest expense	(9)		(4)		-
Interest income	-		22		24

Net loss	$(18,752)		$(7,317)		$(6,558)

In discussing the results of our operations, we have categorized the specific items in our statements of operations into various categories to facilitate the understanding of our core business operations. Explanations of each category as well as analyses of specific items contained in that category are discussed below:

(a)	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

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

Total revenue increased by $355 thousand to $480 thousand for the year ended December 31, 2016 from $125 thousand for the year ended December 31, 2015.  The increase for the period was attributable to a higher mix of small scale pre-production orders during 2016 as a result of our continued build out of our on-site manufacturing capabilities.

Cost of sales. Cost of sales was $553 thousand, or 115% of total revenue, for the year ended December 31, 2016, an increase from $349 thousand, or 279% of total revenue, for the year ended December 31, 2015. The decrease in our cost of sales as a percentage of product revenue for the year ended December 31, 2016 was primarily attributable to higher costs of production during 2015 as a result of the initial on-set of manufacturing efforts and the scaling of internal processes. The cost to manufacture products and components from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the year ended December 31, 2016, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and components through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit (loss) increased by $151 thousand from $(224) thousand as of December 31, 2015 to $(73) thousand as of December 31, 2016. Our gross margin percentage increased from (179)% as of December 31, 2015 to (15)% as of December 31, 2016. As discussed above under “Cost of sales”, early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and components through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $462 thousand to $7.5 million, or 1557% of revenue, for the year ended December 31, 2016 from $7.0 million, or 5608% of revenue, for the year ended December 31, 2015. The increase in expense from the prior year is due primarily due to higher non-cash stock based compensation expense and accrued amounts under severance agreements with former executives.

Research and development expenses. Research and development expenses increased by $295 thousand to $2.3 million, or 488% of revenue, for the year ended December 31, 2016, from $2.1 million, or 1638% of revenue, for the year ended December 31, 2015. The increase in expense was mainly due to additional research projects and additional personnel hired to support our material and process development efforts. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss increased by $606 thousand from $9.3 million for the year ended December 31, 2015 to $9.9 million for the year ended December 31, 2016. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Change in value of warrants, gain (loss). The change in value of warrants was a non-cash loss of $4.1 million for the year ended December 31, 2016, which resulted from periodic valuation adjustments for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. The loss noted during the year ended December 31, 2016 compared to a gain of $1.9 million during the year ended December 31, 2015 was primarily due to an increase in our stock price during 2016 from $0.06 as of December 31, 2015 to $0.21 as of December 31, 2016, partially offset by a reduction in volatility and other assumptions impacting the valuation model. Changes in the value of our warrants are non-cash and do not affect the core operations of our business.

Change in value of option liabilities, loss. The change in value of option liabilities was a non-cash loss of $2.6 million for the year ended December 31, 2016. This compares to $0 for the year ended December 31, 2015. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for written call options issued in connection with the 2016 Purchase Agreement. Changes in the value of option liabilities are non-cash and do not affect the core operations of our business or liquidity. Similar transactions are not expected in future periods.

Loss on contract modification. On August 11, 2016, we and the Investor amended the 2016 Purchase Agreement to extend the deadline for the Investor’s purchase of 300,000,000 additional shares of our common stock from the original deadline of August 17, 2016 to a new deadline of December 31, 2016. As a result of such amendment, we incurred an additional $2.1 million of expense relating to the extension of the exercise term for the written call options under the 2016 Purchase Agreement. Such expense was recorded directly to additional paid in capital.

Interest expense. Interest expense was $9 thousand for the year ended December 31, 2016, relating to interest incurred under our line of credit facility. This compares to $4 thousand of expense during the year ended December 31, 2015.

Interest income. Interest income was $0 and $22 thousand for the years ended December 31, 2016 and 2015, respectively, from interest earned on cash deposits.

Net loss. Our annual net losses of $18.8 million as of December 31, 2016 and $7.3 million as of December 31, 2015 are reflective of operating expenses associated with our on-going business as well as non-operational expenses, discussed above, primarily related to losses in our warrant and option valuations, which are not reflective of our on-going business.

(b)	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $7.8 million for the year ended December 31, 2016, $6.8 million for the year ended December 31, 2015, and $7.4 million for the year ended December 31, 2014. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by (used in) investing activities totaled $1.8 million for the year ended December 31, 2016, $(2.7) million for the year ended December 31, 2015, and $(1.1) million for the year ended December 31, 2014. Annual amounts primarily consist of capital expenditures to support our manufacturing efforts. Also included in investing cash flows for the years ended December 31, 2016 and 2015, are $2 million and ($2) million, respectively, related to changes in restricted cash to support collateral requirements for our line of credit facility.

Cash provided by financing activities

Cash provided by financing activities totaled $62.2 million for the year ended December 31, 2016, $2.3 million for the year ended December 31, 2015, and $16.4 million for the year ended December 31, 2014. The 2016 results include $62.7 million of net proceeds from the issuance of common stock under the 2016 Purchase Agreement, offset by $700 thousand in repayments of short-term debt under the line of credit facility.

Financing arrangements and outlook

During 2016 we raised a total of $62.7 million through the issuance of 405,000,000 shares of our common stock in multiple closings under the 2016 Purchase Agreement. The Company has a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have required that the Company engage in equity sales under various stock purchase agreements to support its operations and strategic initiatives. Uncertainty as to the outcome of these factors has previously raised substantial doubt about the Company’s ability to continue as a going concern. Following the closing of the remaining funding under the 2016 Purchase Agreement, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company. As of December 31, 2016, the Company did not have any off-balance sheet arrangements.

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

•

We value our long-lived assets at the lower of cost or fair market value.  We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on our review of both qualitative and quantitative factors, inclusive of forecasted cash flows from the use of long-lived assets and external valuation inputs, no significant indicators of impairment were identified during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Ability to Continue as a Going Concern

In August 2014, the FASB issued an accounting standards update which requires an assessment of an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently addressed by U.S. auditing standards. This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Inventory

In July 2015, the FASB issued an accounting standards update which modifies the requirements for measuring the value of inventory on a periodic basis. The new requirement will be to measure inventory at the lower of cost or net realizable value. This standard is effective for the fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in $ thousands)

Alloy purchase commitments	$689	$381	308	-	-

Operating Leases	1,518	212	459	501	346

	$2,207	$593	$767	$501	$346

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item can be found beginning on page 62 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this report).

Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2016. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Liquidmetal Technologies, Inc.

Rancho Santa Margarita, California

We have audited Liquidmetal Technologies, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion.

/s/SingerLewak LLP

Los Angeles, California

March 10, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of March 3, 2017:

Name	Age	Position

Lugee Li	57	Chairman of the Board, President and Chief Executive Officer

Tony Chung	47	Chief Financial Officer

Paul Hauck	55	Vice President- Worldwide Sales and Support

Bruce Bromage	62	Executive Vice-President of Business Development and Operations

Isaac Bresnick	32	Executive Director and Director

Abdi Mahamedi	54	Vice Chairman of the Board

Richard Sevcik	69	Director

Walter Weyler	77	Director

Vincent Carruba	67	Director

Professor Lugee Li (“Professor Li”) was elected by our board of directors to serve as our Chief Executive Officer in December 2016. Pursuant to the terms of the 2016 Purchase Agreement, Professor Li was appointed as a member of our board of directors in March 2016 and became Chairman of our board of directors in October 2016. Professor Li is the founder, Chairman, and majority shareholder of DongGuan Eontec Co. Ltd., a Hong Kong company listed on the Shenzen Stock Exchange engaged in the production of precision die-cast products and the research and development of new materials. Professor Li founded Eontec in 1993 and has served as Chairman since that date. At Eontec, Professor Li is responsible for strategic development and research and development. Professor Li is also the founder and sole shareholder of Leader Biomedical Limited, a Hong Kong company engaged in the supply of biomaterials and surgical implants. Professor Li serves as an analyst for the Institute of Metal Research at the Chinese Academy of Sciences and serves part-time as a professor at several universities in China. Professor Li owns Liquidmetal Technology Limited, a Hong Kong company and the investor in our 2016 Purchase Agreement. Our board of directors believes that Professor Li’s experience and knowledge in the areas of metal die casting and bulk metallic glasses makes him a valuable resource for our Company.

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

Paul Hauck was elected by our board of directors to serve as Executive Vice President of Sales and Marketing. He joined the company in March 2014, with more than 30 years of experience in precision metal parts manufacturing technologies where he spent time with both small private companies such as SSI Technologies and Kinetics, and large public companies such as Blount International and Freeport McMoRan. During his career, he has managed teams in R&D, process and product development, manufacturing, and sales and marketing. In addition to his strong multi-functional background, Paul further distinguished himself as a three-term President of the Metal Injection Molding Association (MIMA). He also served on the Metal Powder Industries Federation (MPIF) Board of Governors, and was a 2013 recipient of the MPIF “Distinguished Service to Powder Metallurgy” award. With an academic background in powder metallurgy completed at Hennepin Technical College in Minnesota, Mr. Hauck has also completed various professional development programs throughout his career in branding, e-marketing, leadership, and strategic planning.

Bruce Bromage was elected by our board of directors to serve as Executive Vice President of Business Development and Operations in November 2012 after serving as a Strategic Marketing and Operations consultant with our Company since June 2012. From April 2002 to August 2010, Dr. Bromage served as Executive Vice President and General Manager of Symmetricom, a publicly traded provider of products for communications infrastructure and systems and was an officer of the company. Responsibilities during his eight years with Symmetricom included Corporate Strategy, M&A Integration, Information Technology, and General Management of the Timing, Test and Measurement Division and the Technology Realization Center. Prior to Symmetricom, Dr. Bromage held senior executive positions with two high-technology startups and managed Strategic Business Development with Hewlett Packard. Dr. Bromage received his Ph.D. in Cognitive Psychology from the University of California, Santa Barbara in 1981 and has completed executive programs with the Stanford Graduate School of Business. Our board of directors believes that Dr. Bromage’s experience and background make him a qualified and valuable member of our executive management team. In particular, his prior experience in start-up companies, developing new technologies and business models and his extensive knowledge in acquisitions and negotiations make him a valuable resource for our Company.

Isaac Bresnick began serving on our board of directors in October 2016 and was appointed to the role of Executive Director within the Company in November 2016. Mr. Bresnick also currently serves as Legal and Regulatory Affairs Director for the Leader Biomedical Group, a private company based in Hong Kong and operating from Amsterdam, the Netherlands, and has served in that role since October 2014. At Leader Biomedical, Mr. Bresnick is responsible for the direction and management of legal affairs, regulatory affairs, quality control, and quality assurance, as well as for advising executive management of affiliated companies. Mr. Bresnick also currently serves as the Managing Director of AAP Joints GmbH, a private company in Berlin, Germany, and has served in that role since July 2013. From January 2013 through June 2013, Mr. Bresnick provided full-time consulting services to AAP Orthopedics Ltd., a BVI company. Mr. Bresnick received his J.D. from the University of Connecticut School of Law in 2013, and his B.S. in Industrial Design from the University of Bridgeport in 2008. After completion of his undergraduate studies and continuing through his enrollment at the University of Connecticut, Mr. Bresnick worked as Senior Arrangements Designer for Electric Boat Corporation, a subsidiary of General Dynamics, from June 2008 to December 2012. Our board of directors believes that Mr. Bresnick’s experience and background make him a qualified and valuable member of our board of directors. In particular, his experience working with emerging technology companies make him a valuable resource for our Company.

Abdi Mahamedi has served as a director since May 2009 and served as Chairman of the board of directors from March 2010 through October 2016. Since 1987, Mr. Mahamedi has served as the President and Chief Executive Officer of Carlyle Development Group of Companies (“CDG”), which develops and manages residential and commercial properties in the United States on behalf of investors worldwide.  At CDG, Mr. Mahamedi evaluates and supervises all of the investment activities and management personnel.  Prior to joining CDG, Mr. Mahamedi founded Emanuel Land Company, a subsidiary of Emanuel & Company, a Wall Street investment banking firm, and served as a managing director for Emanuel Land Company from 1986 to 1987.  In 1983, Mr. Mahamedi received his B.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania, and in 1984 he received his M.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania. Our board of directors believes that Mr. Mahamedi’s experience and background make him a qualified and valuable member of our board of directors. In particular, his experience working with global investment companies and leading acquisition activities make him a valuable resource for our Company.

Richard Sevcik began serving on our board of directors in May 2013. Mr. Sevcik currently serves as President of Sevcik Consulting, which he founded in 2006 and which provides consulting services to companies that provide semiconductor products and tools to their customers for consumer-oriented products such as smart phones, tablets, digital cameras and eBooks. In addition, Mr. Sevcik currently serves on the board of directors of AnDapt, an integrated power management software and hardware provider in the consumer electronics industry. Mr. Sevcik previously served on the boards of directors of SiliconBlue Technologies from 2008 until its acquisition by Lattice Semiconductor in 2011, and Alpha and Omega Semiconductor Limited through November 2013. Mr. Sevcik received his B.S. in engineering physics from the University of Illinois and M.S. in electrical engineering from Northwestern University. Our board of directors believes that Mr. Sevcik’s extensive directorial, management and governance experiences and his understanding of the business operation and reporting of publicly traded technology companies, as well as his background in electrical engineering, bring significant management expertise, scientific knowledge and appropriate perspective to our board of directors.

Walter Weyler began serving on our board of directors in September 2015, after serving as a member of our technology board, a technology-focused advisory board, since October 2014. Mr. Weyler previously served, from 1995 to 2005, as the owner and president of Kinetics, Incorporated, a contract manufacturer of complex solid steel parts and a leader in metal injection molding. Prior to that time, Mr. Weyler served, from 1985 to 1993, as the president and chief operating officer and a director of Graco Inc., a publicly traded company that designs, manufactures and markets systems and equipment to move, measure, dispense and spray fluid and coating materials. Mr. Weyler has served as a member of the Oregon Symphony Board of Trustees since 2006 and a member of the Eliot Condominium Board since 2013. Mr. Weyler also served as a member of the Board of Trustees of the Oregon Museum of Science and Industry from 2011 to 2015. Our board of directors believes that Mr. Weyler’s experience and background make him a qualified and valuable member of the board. In particular, Mr. Weyler’s experience with coatings and metal injection molding businesses make him a valuable resource for our board of directors.

Vincent Carruba began serving on our board of directors in October 2016. From September 2014 through the present, Mr. Carrubba has served as the CEO of Admiral Composite Technologies Inc. (“Admiral”), where he has developed new technologies for environmentally responsible and innovative building materials which represent Admiral’s product lines. Mr. Carrubba has also served as Admiral’s Chairman since its inception in 2009. From September 2014 through the present, Mr. Carrubba has served as the CEO of Asia Sourcing & Communications USA Inc. and he has served as its Chairman since its inception in 2013. From 2002 through August 2014, Mr. Carrubba served as the Director of research and development for Interdynamics Inc. and IDQ Holdings, where he was responsible for all research and development and quality control matters, including the management of engineering, legal, patenting, regulatory, insurance and consumer relations matters. From 1989 through 1992, Mr. Carrubba designed and installed the New York Stock Exchange telecommunications and information technology systems. Mr. Carrubba has held engineering and executive positions with Xerox, General Electric, Bristol-Meyers Squibb and AT&T and he is the inventor of several patents related to telecommunications, professional tools and consumer products. Mr. Carrubba received a Bachelor of Arts degree in Engineering Science and a Bachelor of Science Degree in Mechanical Engineering from Columbia University SEAS in 1982. Our board of directors believes that Mr. Carruba’s experience and background make him a qualified and valuable member of our board of directors. In particular, his experience working with innovative global manufacturing companies make him a valuable resource for our Company.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Weyler serves as the Chairman, and Mr. Sevcik and Mr. Carruba serve as the other members of, the Audit Committee. Our board of directors has determined that Mr. Weyler, Mr. Sevcik, and Mr. Carruba are all “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. Our board of directors has not deemed any members of the current Audit Committee to be qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K or demonstrate “financial sophistication” as defined by the rules of The NASDAQ Stock Market, Inc. Following the departure of the previous Audit Committee Chairman on March 28, 2016, the Company is in the process of identifying a “new audit committee financial expert” and will make an appointment once a suitable individual is identified. The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2016 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2016.

Code of Ethics

Our board of directors has adopted a written Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions. A current copy of the code is filed as an exhibit to this report on Form 10-K and is also available on our website, www.liquidmetal.com, in the “Investors” section. In addition, we intend to post on our website, www.liquidmetal.com, all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The Company’s compensation policies and practices are developed and implemented through the Compensation Committee of the board of directors.  The Committee’s responsibility is to review and consider annually the performance of the Company’s named executive officers in achieving both corporate and individual goals and objectives, and to assure that the Company’s compensation policies and practices are competitive and effective in incentivizing management.

The Compensation Discussion and Analysis section provides a description of the primary elements of the Company’s fiscal year 2016 compensation program and policies for all executive officers, who are referred to as our named executive officers:

●	Lugee Li, President and Chief Executive Officer
●	Tony Chung, Chief Financial Officer
●	Paul Hauck, Vice President- Worldwide Sales and Support
●	Bruce Bromage, Executive Vice President of Business Development
●	Tom Steipp, Former President and Chief Executive Officer

In 2016, our named executive officers effectively completed multiple transactions important to the long-term success of the Company, including the continued expansion of the Company’s sales and marketing network, and the related expansion of our sales pipeline for future production orders and licensing transactions.

Compensation Committee activities in 2016 included:

●	Evaluating the performance of the Company’s executive officers;
●	Reviewing and approving the total compensation and benefits of the Company’s executive officers, including cash compensation and long-term incentive compensation; and
●	Reviewing and amending guidelines and standards regarding the Company’s compensation practices and philosophy.

For the Company’s named executive officers, the Compensation Committee established compensation levels based, in part, on a framework of compensation benchmarking of comparable companies provided by external compensation consultants. To obtain access to independent compensation data, analysis and advice, an independent compensation consulting firm, Compensia, was retained in 2016 by the Compensation Committee. The principal projects assigned to the consultant include evaluation of the composition of the peer group of companies, evaluation of levels of executive compensation as compared to general market compensation data and the peer companies’ compensation data, and evaluation of proposed compensation programs or changes to existing programs. Compensia does not provide any other services to the Company and works with the Company’s management only on matters for which the Compensation Committee is responsible. The Compensation Committee is required to consider all factors relevant to a compensation consultant’s independence from management. The Compensation Committee has determined that the engagement of Compensia does not raise any independence, conflict of interest or similar concerns.

This section should be read in conjunction with the “Summary Compensation Table” and related tables pertaining to the compensation earned in 2016 by the named executive officers under the caption “Executive Compensation”.

Compensation Philosophy

The Company’s business plan and goals have historically been and continue to be linked to the development of the Company’s proprietary technology and production processes, as well as the commercialization and adoption of the technology within a wide array of markets.  The Company’s annual cash resources are focused on funding the completion of this development process.

It is critical to the development and commercialization of the Company’s technology that the Company attracts and retains well-qualified executives familiar with manufacturing and sale of amorphous metal and bulk metallic glass products.  As a result, the Company’s executive compensation programs seek to maintain a competitive annual salary structure while emphasizing long-term incentives that are connected to the ultimate commercialization and success of the technology.  These programs strive to align the interests of the executive officers and management with those of the Company’s shareholders through the use of equity-based programs.

Elements of Compensation

The Company’s compensation program has four primary components: cash salary, performance-based cash awards, long-term incentives through equity stock awards, and benefits.  Each element of the Company’s compensation program has been specifically chosen to reward, motivate and incentivize the executives of the Company through the commercialization phase of the technology and beyond.  The Compensation Committee determines the amount for both total compensation and each compensation element through discussions with the Company’s management, consideration of benchmarking data, past performance and future corporate and individual objectives.

The four basic elements of compensation, described in further detail below, are:

●

SALARY.  Base salaries for the Company’s named executives are determined by the Compensation Committee depending on a variety of factors including the scope of their responsibilities, their leadership skills and values, their performance and length of service.  Salaries for our named executive officers are intended to create a minimum level of compensation that is competitive with other companies, deemed comparable, depending on the prior experience and position of the executive. Decisions regarding salary increases are affected by the named executive’s current salary and the amounts paid to their peers within and outside the Company.

●

LONG-TERM INCENTIVES.  The primary form of incentive compensation that is offered to the Company’s executives consists of long-term incentives in the form of equity awards.  The use of such long-term incentives is intended to focus and align goals of Company executives with those of shareholders and creates a direct interest in the results of operations, long-term performance and achievement of the Company’s long-term goals.

●

PERFORMANCE BASED CASH AWARDS.  The Compensation Committee believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for shareholders and will utilize performance based cash awards to provide additional incentives.

●

BENEFITS.  The Compensation Committee also incorporates retirement, insurance, termination and severance benefits in the compensation program for executive officers.  These benefits are offered to retain top executives, maintain their health and wellness and remain competitive in the industry.  The retirement and insurance benefits are consistent with those benefits offered more broadly to the Company’s employees.

The Company’s overall compensation packages for our named executive officers currently emphasize a mix of the four basic elements of compensation outlined above. With this balancing of both short and long-term incentives, the Company’s overall compensation is established at a level comparable to our peer group of companies, which share a similar focus on both short-term strategies and long-term tactical plans for the development of their respective technologies.

Use of Peer Group

Our main asset consists of our patented technology in the field of amorphous metal manufacturing and our business is primarily focused on development, commercialization, and manufacturing of this technology within a wide array of industries.

We have identified a peer group of companies with comparable market capitalization and an emphasis on manufacturing.  The peer group includes the following companies:

●	Advaxis, Inc.
●	Applied DNA Sciences, Inc.
●	Celsion Corp
●	Research Frontiers, Inc.

Benchmarking

The Compensation Committee believes it is important to understand and analyze the current compensation programs of other companies when making compensation decisions.  We traditionally consider the compensation programs of our peers when determining compensation for the named executive officers.  This year the Committee reviewed externally prepared surveys and publicly available information for our peer group companies to compare the components of our compensation program for the executive officers with those of the peer group.

Due to the Company’s unique business plan and current focus on development of the technology, the Compensation Committee exercises its discretion in determining compensation packages that may differ from the peer group.  Nevertheless, the peer group is instructive in assessing elements of compensation and structure for similarly situated companies.

While the Company’s current compensation program for our executive officers differs in certain aspects from our peers, the Compensation Committee generally targets total compensation packages of our named executive officers to be within the 50th percentile of the peer group.

Performance Objectives

For 2016, the Compensation Committee considered performance objectives in the development timelines of our technology, while also taking into account that long-term incentives, including stock options, have already been put in place during the prior two years through issuances from the 2012 Equity Incentive Plan and 2015 Equity Incentive Plans.  Objectives in 2016 included:

●	Continued refinement of the Company’s manufacturing capabilities, inclusive of qualifying lower cost tooling and alloy supplies;
●	Successful delivery of production parts from the Company’s manufacturing center; and
●	Continued expansion of the sales pipeline and identification of suitable applications for the technology.

Elements of 2016 Compensation

1.  SALARY.  In evaluating base salaries for 2016, the Compensation Committee believed it was important to maintain competitive base salary compensation. In 2016, Mr. Chung’s annual base salary was set at $240,000, which was consistent with the previous year. Mr. Hauck’s annual base salary was increased by 10% to $265,000 beginning February 17, 2016. Mr. Bromage’s annual base salary was set at $240,000, which was consistent with the previous year. Up until his separation from the Company on November 17, 2016, Mr. Steipp’s annual base salary was set at $300,000, of which $276,923 was earned as of the separation date. Professor Li is not receiving an annual salary for his service as President and Chief Executive Officer.

2.  LONG-TERM INCENTIVES.  The Compensation Committee has chosen to rely upon equity instruments, namely options, in designing compensation packages for executives.  The Compensation Committee views the grant of equity based awards as an incentive for future performance since the value of these equity based awards will increase as the Company’s stock price increases, thereby satisfying the Compensation Committee’s goal of linking executive compensation to share price appreciation over the longer term and promoting the retention of the key executives throughout the development process of our technology.  In 2016, options for the purchase of common stock of 1,500,000, 2,000,000, 1,500,000, and 4,300,000 were granted to Mr. Chung, Mr. Hauck, Mr. Bromage, and Mr. Steipp, respectively. Professor Li did not receive any options in 2016 related to his service as President and Chief Executive Officer.

3.  CASH AWARDS.  As noted above, the Compensation Committee believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for shareholders.

Based on the progress made towards achieving the Company’s development objectives, cash based awards in 2016 consisted of discretionary cash awards of $105,300, 141,270, and $105,300 granted to Mr. Chung, Mr. Hauck, and Mr. Bromage, respectively.  As of his separation date, Mr. Steipp was granted cash awards of $108,750. All cash awards were granted on a quarterly basis, with 50% of each quarterly award being remitted each quarter and the remainder being remitted at year end. Each grant was made following the successful completion of defined quarterly goals, as set-forth by the Compensation Committee.  The named executive officers were deemed instrumental to the completion of these activities. Professor Li did not receive a cash award in 2016.

4.  BENEFITS.  As noted above, retirement and insurance benefits for named executive officers are consistent with those benefits offered more broadly to the Company’s employees.  Termination and severance terms, specifically in instances of change in control, are defined under existing employment agreements, as described below (see “Employment Arrangements and Change of Control Agreements”).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management of the Company.  Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this document.

THE COMPENSATION COMMITTEE

Richard Sevcik, Chairman

Walter Weyler

Isaac Bresnick

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2016: (i) Professor Li, our Chairman, President and Chief Executive Officer; (ii) Tony Chung, our Chief Financial Officer; (iii) Paul Hauck, our Vice-President of Worldwide Sales and Support; (iv) Bruce Bromage, our Executive Vice President of Business Development and Operations; and (v) Tom Steipp, our former President and Chief Executive Officer. Mr. Steipp separated from the Company as of November 17, 2016. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2016, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2016, 2015 and 2014; (ii) the aggregate grant date fair value of stock and option awards granted during 2016, 2015 and 2014, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2016, 2015, and 2014 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2016, 2015, and 2014; (v) all other compensation for 2016, 2015, and 2014; and, finally, (vi) the dollar value of total compensation for 2016, 2015, and 2014.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Total

Lugee Li,	2016	$-	$-	$-	$-	(2)	$-
Chairman, President and
Chief Executive Officer (7)
Tony Chung,	2016	$240,000	$105,300	$-	$89,991	(3)	$435,291
Chief Financial Officer	2015	$240,000	$107,438	$-	$203,145	(3)	$550,583
	2014	$200,000	$99,000	$-	$274,547	(3)	$573,547
Paul Hauck,	2016	$265,000	$141,270	$-	$119,988	(4)	$526,258
Executive Vice President- Worldwide	2015	$240,000	$107,438	$-	$270,860	(4)	$618,298
Sales and Support	2014	$157,692	$79,500	$-	$598,051	(4)	$835,243
Bruce Bromage,	2016	$240,000	$105,300	$-	$89,991	(5)	$435,291
Executive Vice President- Business	2015	$240,000	$107,438	$-	$203,145	(5)	$550,583
Development and Operations	2014	$240,000	$118,800	$-	$479,227	(5)	$838,027
Thomas Steipp,	2016	$276,923	$108,750	$-	$257,974	(6)	$643,647
Former President and Chief Executive Officer (8)	2015	$300,000	$268,594	$-	$582,349	(6)	$1,150,943
	2014	$300,000	$297,000	$-	$1,142,469	(6)	$1,739,469

(1)	Please refer to Note 15 in the accompanying footnotes to the financial statements for discussion of the assumptions used in the valuation of option awards.
(2)

Options to purchase 700,000 shares of our common stock were awarded to Professor Li on May 4, 2016. Such awards were granted while Professor Li was a director of the Company and before his assuming the role of President and Chief Executive Officer. Refer to “Director Compensation.”

(3)	Options to purchase 1,500,000, 1,500,000 and 976,500 shares of our common stock were awarded to Mr. Chung on February 17, 2016, January 27, 2015 and February 5, 2014, respectively.
(4)	Options to purchase 2,000,000, 2,000,000 and 2,282,000 shares of our common stock were awarded to Mr. Hauck on February 17, 2016, January 27, 2015 and March 3, 2014, respectively.
(5)	Options to purchase 1,500,000, 1,500,000 and 1,704,500 shares of our common stock were awarded to Mr. Bromage on February 17, 2016, January 27, 2015 and February 5, 2014, respectively.
(6)	Options to purchase 4,300,000, 4,300,000 and 4,063,500 shares of our common stock were awarded to Mr. Steipp on February 17, 2016, January 27, 2015 and February 5, 2014, respectively.
(7)

Professor Li assumed the role of Chairman of the Company’s board of directors on October 26, 2016 and was approved by the board of directors as the Company’s President and Chief Executive Officer on December 13, 2016.

(8)	Mr. Steipp ceased to be an employee of the Company on November 17, 2016.

2016 Grants of Plan-Based Awards

The following table sets forth information with respect to grants of plan-based awards during 2016 to the named executive officers:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ share)	Grant Date Fair Value of Stock and Option awards ($)
Lugee Li (1)	-	-	$-	$-

Tony Chung	2/17/2016	1,500,000	$0.07	$89,991

Paul Hauck	2/17/2016	2,000,000	$0.07	$119,988

Bruce Bromage	2/17/2016	1,500,000	$0.07	$89,991

Thomas Steipp	2/17/2016	4,300,000	$0.07	$257,974

(1)

Options to purchase 700,000 shares of our common stock at $0.13 were awarded to Professor Li on May 4, 2016. Such awards were granted while Professor Li was a director of the Company and before his assuming the role of President and Chief Executive Officer. Refer to “Director Compensation.”

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2016, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Lugee Li	-	700,000	(1)	-	$0.13	5/4/2026	-	-	-	-
Tony Chung	100,000	-	(2)	-	$0.124	7/12/2020	-	-	-	-
	553,349	227,851	(3)	-	$0.08	2/6/2023	-	-	-	-
	553,350	423,150	(4)	-	$0.29	2/5/2024
	575,000	925,000	(5)	-	$0.14	1/28/2025
	-	1,500,000	(6)	-	$0.07	2/17/2026	-	-	-	-
Paul Hauck	1,026,900	1,255,100	(7)	-	$0.27	3/3/2024	-	-	-	-
	766,667	1,233,333	(5)	-	$0.14	1/28/2025
	-	2,000,000	(6)	-	$0.07	2/17/2026	-	-	-	-
Bruce Bromage	937,475	397,717	(3)	-	$0.08	2/6/2023	-	-	-	-
	965,883	738,617	(4)		$0.29	2/5/2024
	575,000	925,000	(5)		$0.14	1/28/2025
	-	1,500,000	(6)	-	$0.07	2/17/2026	-	-	-	-
Tom Steipp	3,860,324	-		-	$0.08	11/17/2018	-	-	-	-
	3,047,625	-		-	$0.29	11/17/2018	-	-	-	-
	2,365,000	-			$0.14	11/17/2018
	1,505,000	-		-	$0.07	11/17/2018	-	-	-	-

(1)	The shares underlying these grants vest 20% following the first anniversary of the grant date of May 4, 2016, and on a monthly basis following such date for the remaining four years thereof.

(2)	The shares underlying these grants vest 20% per year starting with the first anniversary following the grant date of July 12, 2010 and the following four anniversaries thereof.

(3)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 6, 2013, and on a monthly basis following such date for the remaining four years thereof.

(4)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 5, 2014, and on a monthly basis following such date for the remaining four years thereof.

(5)	The shares underlying these grants vest 20% following the first anniversary of the grant date of January 27, 2015, and on a monthly basis following such date for the remaining four years thereof.

(6)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 17, 2016, and on a monthly basis following such date for the remaining four years thereof.

(7)	The shares underlying these grants vest 20% following the first anniversary of the grant date of March 3, 2014, and on a monthly basis following such date for the remaining four years thereof.

Employment Agreements and Change of Control Agreement

On November 17, 2016, the Company and Mr. Steipp entered into a Separation and Mutual Release Agreement pursuant to which Mr. Steipp resigned as an officer, director, and employee of the Company (the “Separation Agreement”). The Separation Agreement provides for the payment of severance compensation to Mr. Steipp in the form of a lump sum of $300,000 (subject to tax withholdings) and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provides for the accelerated vesting of 3,990,400 of the 9,939,451 unvested stock options held by Mr. Steipp as of the separation date and the extension of the exercise period of his options until the second anniversary of the date of the Separation Agreement. This resulted in a total of 10,777,949 stock options being exercisable by Mr. Steipp as of the separation date. In connection with the Separation Agreement, Mr. Steipp and the Company granted each other mutual general releases subject to customary exceptions. Accordingly, the aggregate severance benefits and payment paid to Mr. Steipp in 2016 in connection with his resignation were $25,844, which represents continuation of salary of $23,077 and $2,807 associated with the premium costs for his medical insurance coverage. As of December 31, 2016, the Company had accrued liabilities totaling $300,880 relating to the Separation Agreement.

On March 10, 2016, the Company amended its Change of Control Agreements with Messrs. Chung, Bromage, and Hauck. As so amended, the Change of Control Agreements provide that if the executive officer’s employment with the Company is terminated without cause during the one-year period after a change of control of the Company, then the terminated officer will receive a lump sum severance compensation in an amount equal to twelve months of his then-current base salary. The executive officers will each also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease, assignment to a lower-level position or a required move of more than 25 miles. In addition to the above-described severance compensation, upon any termination described in this paragraph, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements. “Change of control” is defined in the Change of Control Agreements, with certain exceptions, as a merger of the Company with a third-party, the sale of all or substantially all of the Company’s assets, the acquisition by a single person or group of more than 50% of the combined voting power of the Company’s outstanding securities. “Cause” is defined in the Change of Control Agreements to include fraud, embezzlement, dishonesty, material harm to the Company, or an uncured failure to adequately perform job duties, among other things.

Professor Li does not have an employment agreement or change of control agreement with the Company.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment agreement or change of control agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2016.

Name	Benefit	Termination without Cause ($)	Death ($)	Termination Following Change of Control ($)

Lugee Li (1)	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation	-	-	-
	Total Value	-	-	-

Tony Chung (2)	Salary	-	-	240,000
	Bonus	-	-	-
	Equity Acceleration	-	-	295,682
	Benefits Continuation	-	-	16,644
	Total Value	-	-	552,326

Paul Hauck (2)	Salary	-	-	265,000
	Bonus	-	-	-
	Equity Acceleration	-	-	523,577
	Benefits Continuation	-	-	11,963
	Total Value	-	-	800,540

Bruce Bromage (2)	Salary	-	-	240,000
	Bonus	-	-	-
	Equity Acceleration	-	-	384,842
	Benefits Continuation	-	-	13,497
	Total Value	-	-	638,339

(1)	Professor Li does not have an employment agreement, nor is he currently receiving any form of compensation from the Company.
(2)

Severance amounts also apply if Mr. Chung, Mr. Hauck, and/or Mr. Bromage terminate their own employment within one year after a change of control because of a salary decrease, assignment to a lower-level position or a required move of more than 25 miles.

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan that covers all of our employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by an amount up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan permits us, in our sole discretion, to make additional employer contributions to the 401(k) plan. However, we do not currently make employer contributions to the 401(k) plan and may not do so in the future. As such, contributions by employees or by us to the 401(k) plan, and the income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and we can deduct our contributions, if any, at the time they are made.

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

Compensation Risk Considerations

When establishing and reviewing our compensation programs, the Compensation Committee considers whether such compensation programs for all employees, including our named executive officers, encourage unnecessary or excessive risk taking. We believe that our compensation programs are balanced and do not encourage unnecessary or excessive risk. We believe we have achieved this by striking an appropriate balance between short-term and long-term incentives and by using a variety of key business measurement metrics that promote disciplined progress towards longer-term company goals to assess performance under our compensation program.

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lugee Li (9)	$22,500	-	$77,608	(1)	-	-	-	$100,108

Abdi Mahamedi	$48,750	-	$23,998	(2)	-	-	-	$72,748

Walter Weyler	$46,500	-	$23,998	(3)	-	-	-	$70,498

Richard Sevcik	$44,000		$23,998	(4)	-	-	-	$67,998

Vincent Carruba	$7,500	-	$150,954	(5)	-	-	-	$158,454

Scott Gillis (10)	$11,625	-	$23,998	(6)	-	-	-	$35,623

Bob Howard- Anderson (11)	$28,125	-	$23,998	(7)	-	-	-	$52,123

Isaac Bresnick (12)	$-	-	$150,954	(8)	-	-	-	$150,954

(1)	Options to purchase 700,000 shares of our common stock were awarded to Professor Li on May 4, 2016.
(2)	Options to purchase 400,000 shares of our common stock were awarded to Mr. Mahamedi on February 17, 2016.
(3)	Options to purchase 400,000 shares of our common stock were awarded to Mr. Weyler on February 17, 2016.
(4)	Options to purchase 400,000 shares of our common stock were awarded to Mr. Sevcik on February 17, 2016.
(5)	Options to purchase 700,000 shares of our common stock were awarded to Mr. Carruba on December 13, 2016.
(6)	Options to purchase 400,000 shares of our common stock were awarded to Mr. Gillis on February 17, 2016.
(7)	Options to purchase 400,000 shares of our common stock were awarded to Mr. Howard-Anderson on February 17, 2016.
(8)	Options to purchase 700,000 shares of our common stock were awarded to Mr. Bresnick on December 13, 2016.
(9)	Professor Li served as a non-employee director of the Company from March 10, 2016 until his appointment as President and Chief Executive Officer of the Company on December 13, 2016.
(10)	Mr. Gillis resigned from our board on March 24, 2016.
(11)	Mr. Howard-Anderson resigned from our board on October 26, 2016.
(12)	Mr. Bresnick became an employee of the Company on November 1, 2016.

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors. Each non-employee director received an annual base fee of $30,000. In addition, each non-employee director receives annual fees to act as chairmen or members of the various sub-committees of the board of directors. Such fees ranges between $1,000 and $25,000 per member. All fees are paid quarterly in arrears.

We have a 2012 Equity Incentive Plan and a 2015 Equity Incentive Plan pursuant to which our non-employee directors are entitled to receive stock options. Each non-employee director in office on February 17, 2016 received an annual grant of options to purchase 400,000 shares of our common stock. In addition, non-employee directors may be entitled to receive options on a case by case basis, in an amount determined by our board of directors or its compensation committee in its respective discretion, to purchase shares of common stock upon initial election to the board of directors. In determining the number of options granted to a director upon initial election, the compensation committee uses its judgment and, consistent with our compensation objectives, maintains the flexibility necessary to recruit qualified and experienced directors. In connection with Professor Li’s election as a director on March 10, 2016 and Mr. Carruba and Mr. Bresnick’s election as directors on October 26, 2016, the compensation committee approved grants of options to purchase 700,000 shares of common stock for each director. All options granted under the plans have an exercise price equal to the fair market value of our common stock on the date of the grant. These stock options have a 10-year term and are exercisable pursuant to an equal 5-year vesting schedule, and remain exercisable for certain periods of time after a person is no longer a director.

No director who is an employee will receive separate compensation for services rendered as a director. However, our employee directors are eligible to participate in our 2012 and 2015 Equity Incentive Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 3, 2017 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership for each individual includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of March 3, 2017 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total 886,090,164 shares of our common stock were issued and outstanding as of March 3, 2017. Unless otherwise indicated, the address of all directors and named executive officers is 30452 Esperanza, Rancho Santa Margarita, California 92688.

	Common Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)

Directors and Named Executive Officers
Lugee Li	416,426,959	(2)	46.5%
Abdi Mahamedi	15,221,335	(3)	1.7%
Rich Sevcik	573,499	(4)	*
Walter Weyler	346,666	(5)	*
Isaac Bresnick	-	(6)	*
Vincent Carruba	-	(7)	*
Tony Chung	5,865,010	(8)	*
Paul Hauck	2,545,701	(9)	*
Bruce Bromage	3,169,655	(10)	*
Tom Steipp	16,678,637	(11)	1.9%
Bob Howard-Anderson	1,070,000	(12)	*
All directors and executive officers as a group (11 persons)	461,897,462		50.4%

5% Shareholders

Liquidmetal Technology Limited	415,066,809	(13)	46.3%
Room 906, Tai Tung Building, 8 Fleming Rd
Wanchai, Hong Kong

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 3, 2017. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 3, 2017, or securities convertible into common stock within 60 days of March 3, 2017, are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of common stock beneficially owned is based on 886,090,164 shares of common stock outstanding as of March 3, 2017.

(2)	Includes:

(a)

405,000,000 shares of common stock held of record by Liquidmetal Technology Limited. Professor Li is the sole owner, officer, and director of Liquidmetal Technology Limited and has sole power to direct the voting and disposition of such shares;

(b)

10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 3, 2017. Professor Li is the sole owner, officer, and director of Liquidmetal Technology Limited and has sole power to direct the voting and disposition of such shares;

(c)	1,360,150 shares of common stock held of record by Professor Li; and

(d)	Does not include 700,000 shares that are issuable pursuant to outstanding stock options, held by Professor Li, that are not exercisable currently or within 60 days of March 3, 2017.

(3)	Includes:

(a)

13,858,908 shares of common stock held of record by Carlyle Holdings, LLC. Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Holdings, LLC;

(b)	759,428 shares of common stock held of record by Mr. Mahamedi; and

(c)

602,999 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 3, 2017. Does not include 827,001 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 3, 2017.

(4)

Includes 573,499 shares issuable pursuant to outstanding stock options, held of record by Mr. Sevcik, which are exercisable currently or within 60 days of March 3, 2017. Does not include 936,501 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 3, 2017.

(5)

Includes 346,666 shares issuable pursuant to outstanding stock options, held of record by Mr. Weyler, which are exercisable currently or within 60 days of March 3, 2017. Does not include 1,153,334 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 3, 2017.

(6)	Does not include 900,000 shares that are issuable pursuant to outstanding stock options, held of record by Mr. Bresnick, that are not exercisable currently or within 60 days of March 3, 2017.

(7)	Does not include 900,000 shares that are issuable pursuant to outstanding stock options, held of record by Mr. Carruba, that are not exercisable currently or within 60 days of March 3, 2017.

(8)	Includes:

(a)	3,503,111 shares of common stock held of record by Mr. Chung; and

(b)

2,361,899 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 3, 2017. Does not include 2,735,801 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 3, 2017.

(9)

Includes 2,545,701 shares issuable pursuant to outstanding stock options, held of record by Mr. Hauck, which are exercisable currently or within 60 days of March 3, 2017. Does not include 3,976,299 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 3, 2017.

(10)	Includes:

(a)	14,030 shares of common stock held of record by Mr. Bromage; and

(b)

3,155,625 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 3, 2017. Does not include 3,124,067 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 3, 2017.

(11)	Includes:

(a)	5,900,688 shares of common stock held of record by Mr. Steipp; and

(b)	10,777,949 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 3, 2017.

Note that Mr. Steipp ceased being a director and employee of the Company on November 17, 2016.

(12)	Includes:

(a)	930,000 shares of common stock held of record by Mr. Howard-Anderson; and

(b)	140,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 3, 2017.

Note that Mr. Howard-Anderson ceased being a director of the Company on October 26, 2016.

(13)	Includes:

(a)	405,000,000 shares of common stock held of record by Liquidmetal Technology Limited; and

(b)	10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 3, 2017.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	24,212,402	$0.19	3,238,719
Equity compensation plans not approved by stockholders	23,370,000	0.11	15,830,000
Total	47,582,402	$0.15	19,068,719

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2016 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2002 Equity Incentive Plan	10,000,000	2,052,000	265,000	-

2012 Equity Incentive Plan	30,000,000	2,813,879	23,947,402	3,238,719

2015 Equity Incentive Plan	40,000,000	800,000	23,370,000	15,830,000

Total Stock Options	80,000,000	5,665,879	47,582,402	19,068,719

(1)	The 2002 Equity Incentive Plan expired by its terms in April 2012, resulting in no additional incentive stock option grants being available under this plan.

2002 Equity Incentive Plan

Our 2002 Equity Incentive Plan (the “2002 Plan”), which was adopted by our Board of Directors and approved by our shareholders in April 2002, provides for the grant of stock options to officers, employees, consultants, and directors of our company and its subsidiaries. The 2002 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the 2002 Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 10 million shares of our common stock may be granted under the 2002 Plan.

There were 265,000 outstanding options or stock awards at a weighted average price of $0.19 under the 2002 Plan as of December 31, 2016. There were 261,000 options exercisable and 2,052,000 shares had been issued upon exercise of options under the 2002 Plan as of December 31, 2016.

The 2002 Plan expired by its terms in April 2012. The 2002 Plan will remain in effect only with respect to the equity awards that have been granted under the 2002 Plan prior to its expiration.

2012 Equity Incentive Plan

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The purpose of the 2012 Plan is to advance the interests of our shareholders by enhancing our ability to attract, retain, and motivate persons who make or are expected to make important contributions to our company and its subsidiaries by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning their interests with those of our shareholders.

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

There were 23,947,402 outstanding options or stock awards at a weighted average price of $0.20 under the 2012 Plan as of December 31, 2016. There were 15,021,542 options exercisable and 2,813,879 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2016.

2015 Equity Incentive Plan

On January 27, 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The purpose of the 2015 Plan is to advance the interests of our shareholders by enhancing our ability to attract, retain, and motivate persons who make or are expected to make important contributions to our company and its subsidiaries by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning their interests with those of our shareholders.

The 2015 Plan provides for the granting to employees and consultants of non-statutory stock options. In addition, it permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 40 million shares of our common stock may be granted under the 2015 Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

There were 23,370,000 outstanding options or stock awards at a weighted average price of $0.11 under the 2015 Plan as of December 31, 2016. There were 7,136,666 options exercisable and 800,000 shares had been issued upon exercise of options under the 2015 Plan as of December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400,000. Liquidmetal Technology Limited is owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and majority shareholder. As of December 31, 2016, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Services procured from Eontec were $68,000, $0, and $0 during the years ended December 31, 2016, 2015, and 2014, respectively.

Review, Approval or Ratification of Transactions with Related Persons

Our policy is to require that any transaction with a related party required to be reported under applicable SEC rules, other than compensation-related matters, be reviewed and approved or ratified by the Audit Committee of our board of directors. The Audit Committee of our board of directors has not adopted specific procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case by case basis. Our policy is to require that all compensation-related matters be recommended for board of directors approval by the Compensation Committee. During the last fiscal year no transactions with a related party occurred that required a waiver of this policy and no transactions with a related party occurred in which we did not follow this policy.

Director Independence

Our board of directors currently has six members – Lugee Li, Isaac Bresnick, Abdi Mahamedi, Richard Sevcik, Walter Weyler, and Vincent Carruba. Our board of directors has determined that Mr. Sevcik, Mr. Weyler, and Mr. Carruba are “independent directors” as such term is defined by the rules of the NASDAQ Stock Market, Inc. In addition, all of the members of our Compensation Committee, Corporate Governance and Nominating Committee, and Audit Committee are “independent directors” under the rules of the NASDAQ Stock Market, Inc. and the SEC applicable to members of such committees.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our board of directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of the Compensation Committee.

Item 14. Principal Accountant Fees and Services

Audit Fees for 2016 and 2015

The following table summarizes the aggregate fees billed to us by SingerLewak LLP, our principal accountants, for professional services during the years ended December 31, 2016 and December 31, 2015:

Fees	2016	2015
Audit Fees (1)	$168,714	$144,009
All Other Fees	-	-
Total Fees	$168,714	$144,009

(1) Audit Fees.

Fees for audit services billed in 2016 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2015 and 2016; and
•	Review of the Company’s quarterly financial statements for 2016.

Fees for audit services billed in 2015 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2014 and 2015; and
•	Review of the Company’s quarterly financial statements for 2015.

Audit Committee Pre-Approval Policies

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our Audit Committee approved 100% of the services performed by SingerLewak LLP in 2016 and 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. See the Index to Consolidated Financial Statements on page 63.

2.	Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

(c)	Financial Statement Schedule. See Item 15(a)(1) above.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 20, 2016).

3.2	Amended and Restated ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 5, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

10.1

Amended and Restated License Agreement, dated September 1, 2001, between Liquidmetal Technologies, Inc. and California Institute of Technology (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.2*	2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

10.3*

2002 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (Amendment No. 2) filed on April 5, 2002 (Registration No. 333-73716)).

10.4	Form of Indemnity Agreement between Liquidmetal Technologies, Inc. and directors and executive officers (incorporated by reference from Exhibit 10.59 to the Form 10-K filed on March 16, 2006).

10.5

Standard Industrial / Commercial Single-Tenant Lease, dated February 13, 2007, between Liquidmetal Technologies, Inc. and 30452 Esperanza LLC (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on May 15, 2007).

10.6	Form of Common Stock Purchase Warrant issued in connection with the 8% Senior Secured Convertible Subordinated Notes (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 7, 2009).

10.7*	Employment Agreement, dated August 3, 2010, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on November 4, 2010).

10.8*	Restricted Stock Agreement, dated August 3, 2010, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed on November 4, 2010).

10.9**

Master Transaction Agreement, dated August 5, 2010, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.3 to the Form 10-Q filed on November 4, 2010).

10.10	Subscription Agreement, dated August 10, 2010, between Liquidmetal Technologies, Inc. and Norden LLC (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed on November 4, 2010).

10.11

Consent Agreement among Liquidmetal Technologies, Inc. and holders of the Series A-1 Preferred Stock and holders of the Series A-2 Preferred Stock (incorporated by reference from Exhibit 10.5 to the Form 10-Q filed on November 4, 2010).

10.12

Amendment No. 1 to Restricted Stock Award Agreement, dated July 27, 2011, between Liquidmetal Technologies, Inc. and Thomas Steipp (incorporated by reference from Exhibit 10.2 on the Form 10-Q filed on August 10, 2011).

10.13

Stock Purchase Agreement, dated August 5, 2011, between Liquidmetal Technologies, Inc. and Innovative Materials Groups, LLC (incorporated by reference from Exhibit 10.3 on the Form 10-Q filed on August 10, 2011).

10.14**

License Agreement, dated August 5, 2011, between Liquidmetal Technologies, Inc. and Innovative Materials Groups, LLC (incorporated by reference from Exhibit 10.4* on the Form 10-Q filed on August 10, 2011).

10.15*	Liquidmetal Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 2, 2012).

10.16

Securities Purchase Agreement, dated as of July 2, 2012, by and among Liquidmetal Technologies, Inc. and each of the investors named on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 2, 2012).

10.17

Registration Rights Agreement, dated as of July 2, 2012, by and among Liquidmetal Technologies, Inc. and the investors named on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on July 2, 2012).

10.18	Form of Senior Convertible Note (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on July 2, 2012).

10.19	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on July 2, 2012).

10.20

Master Transaction Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.32 to the Registration Statement on S-1 filed July 18, 2012)

10.21**

Manufacturing Services Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.33 to the Registration Statement on S-1 filed July 18, 2012)

10.22

Subscription Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.34 to the Registration Statement on Form S-1 filed July 18, 2012)

10.23

Security Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.35 to the Registration Statement on Form S-1 filed July 18, 2012)

10.24

Registration Rights Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.36 to the Registration Statement on Form S-1 filed July 18, 2012)

10.25

VPC Sublicense Agreement, dated as of June 1, 2012, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.37 to the Registration Statement on Form S-1 filed July 18, 2012)

10.26

6% Senior Secured Convertible Note, dated June 1, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.38 to the Registration Statement on Form S-1 filed July 18, 2012)

10.27	Common Stock Purchase Warrant, dated June 1, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.39 to the Registration Statement on Form S-1 filed July 18, 2012)

10.28	Common Stock Purchase Warrant, dated June 28, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.40 to the Registration Statement on Form S-1 filed July 18, 2012)

10.29

Amendment Number One to Master Transaction Agreement and Other Transaction Documents, dated June 15, 2012, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.41 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 3, 2012).

10.30	Form of Change of Control Agreement, dated September 13, 2013. (incorporated by reference from Exhibit 10.1 of the Form 8-K filed September 17, 2013)

10.31

Common Stock Purchase Agreement, dated November 8, 2013 among Liquidmetal Technologies, Inc., Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC and Iroquois Master Fund Ltd. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed November 12, 2013)

10.32	Registration Rights Agreement, dated November 8, 2013 among Liquidmetal Technologies, Inc., Kingsbrook Opportunities Master Fund LP, Tech Opportunities LLC and Iroquois Master Fund Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed November 12, 2013)

10.33

Amendment Number Two to Master Transaction Agreement and Other Transaction Documents, dated May 19, 2014, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 12, 2014).

10.34

Settlement Agreement and Mutual General Release, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 20, 2014).

10.35

Amended and Restated VPC Sublicense Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on May 20, 2014).

10.36

Amended and Restated Registration Rights Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 20, 2014).

10.37

Amended and Restated Mutual Nondisclosure Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on May 20, 2014).

10.38	Amended and Restated Common Stock Purchase Warrant, dated May 20, 2014, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.5 to the Form 8-K filed on May 20, 2014).

10.39

Registration Rights Agreement, dated August 20, 2014, between Liquidmetal Technologies, Inc. and Aspire Capital Fund, LLC. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on August 25, 2014).

10.40

Common Stock Purchase Agreement, dated August 20, 2014, between Liquidmetal Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 25, 2014).

10.41	Liquidmetal Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 9, 2015).

10.42	Revolving Note, dated February 24, 2015, by Liquidmetal Technologies, Inc. in favor of City National Bank (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 26, 2015).

10.43	Security Agreement, dated February 24, 2015, by Liquidmetal Technologies, Inc. in favor of City National Bank (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 26, 2015).

10.44

Amendment Number Three to Master Transaction Agreement and Other Transaction Documents, dated June 17, 2015, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 6, 2015).

10.45

Confidential Separation Agreement and Release of Claims, dated August 21, 2015, between Liquidmetal Technologies, Inc. and Ricardo Salas (incorporated by reference from Exhibit 10.1 on the Form 8-K filed on August 25, 2015).

10.46	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 5, 2015).

10.47	Form of Amended and Restated Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 5, 2015).

10.48*

Amended and Restated Employment Agreement, dated February 4, 2016, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 9, 2016).

10.49	Form of Amendment to Change of Control Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 9, 2016).

10.50

Stock Purchase Warrant, dated March 10, 2016, issued to Liquidmetal Technology Limited by Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on March 14, 2016).

10.51

Securities Purchase Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 14, 2016).

10.52

Parallel License Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and DongGuan Eontec Co., Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on March 14, 2016).

10.53*

Amended and Restated Employment Agreement, dated March 10, 2016, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on March 14, 2016).

10.54	Form of Amendment of Change of Control Agreement (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on March 14, 2016).

10.55

Amendment to Securities Purchase Agreement, dated August 17, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 17, 2016).

10.56

Separation and Mutual Release Agreement, dated November 17, 2016, between Liquidmetal Technologies, Inc. and Thomas Steipp (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 21, 2016).

10.57	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated January 18, 2017, between Liquidmetal Technologies, Inc. and Valencia Circle, LLC

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registration Statement on S-1 filed July 18, 2012).

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Shareholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Liquidmetal Technologies, Inc.

By:	/s/ Lugee Li

Lugee Li President and Chief Executive Officer (Principal Executive Officer)

Date:	March 10, 2017

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lugee Li and Tony Chung and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lugee Li
Lugee Li	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2017

/s/ Tony Chung
Tony Chung	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2017

/s/ Abdi Mahamedi
Abdi Mahamedi	Director	March 10, 2017

/s/ Isaac Bresnick
Isaac Bresnick	Director	March 10, 2017

/s/ Vincent Carruba
Vincent Carruba	Director	March 10, 2017

/s/ Richard Sevcik
Richard Sevcik	Director	March 10, 2017

/s/ Walter Weyler
Walter Weyler	Director	March 10, 2017

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Liquidmetal Technologies, Inc.

Rancho Santa Margarita, California

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ SingerLewak LLP

Los Angeles, California

March 10, 2017

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$58,896	$2,773
Restricted cash	5	2,008
Trade accounts receivable, net of allowance for doubtful accounts	95	30
Inventory	390	83
Prepaid expenses and other current assets	312	408
Total current assets	$59,698	$5,302
Property and equipment, net	1,139	1,370
Patents and trademarks, net	494	570
Other assets	36	31
Total assets	$61,367	$7,273

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Short-term debt	-	700
Accounts payable	331	250
Accrued liabilities	1,070	947
Deferred revenue	13	77
Warrant liabilities, current	2,224	-
Option liabilities	-	-
Total current liabilities	$3,638	$1,974

Long-term liabilities
Warrant liabilities, long-term	2,047	59
Other long-term liabilities	856	856
Total liabilities	$6,541	$2,889

Shareholders' equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 886,090,164 and 477,149,485 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	886	477
Warrants	18,179	18,179
Additional paid-in capital	272,520	203,735
Accumulated deficit	(236,689)	(217,945)
Non-controlling interest in subsidiary	(70)	(62)
Total shareholders' equity (deficit)	$54,826	$4,384

Total liabilities and shareholders' equity (deficit)	$61,367	$7,273

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014

Revenue
Products	$453	$98	$565
Licensing and royalties	27	27	38
Total revenue	480	125	603

Cost of sales	553	349	483

Gross profit (loss)	(73)	(224)	120

Operating expenses
Selling, marketing, general and administrative	7,472	7,010	7,463
Research and development	2,342	2,047	1,596
Total operating expenses	9,814	9,057	9,059
Operating loss	(9,887)	(9,281)	(8,939)

Change in value of warrants, gain (loss)	(4,117)	1,946	2,700
Change in value of option liabilities, loss	(2,613)	-	-
Loss on contract modification	(2,126)	-	-
Debt discount amortization expense	-	-	(373)
Other income	-	-	30
Interest expense	(9)	(4)	-
Interest income	-	22	24

Loss before income taxes	(18,752)	(7,317)	(6,558)
Income taxes	-	-	-

Net loss and comprehensive loss	(18,752)	(7,317)	(6,558)
Net loss attributable to non-controlling interest	8	8	12

Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	(18,744)	(7,309)	(6,546)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.03)	$(0.02)	$(0.01)

Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.03)	$(0.02)	$(0.01)

Number of weighted average shares - basic	640,157,919	470,955,041	441,439,018
Number of weighted average shares - diluted	640,157,919	470,955,041	441,439,018

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total

Balance, December 31, 2013	-	375,707,190	$376	$18,179	$182,832	$(204,090)	$(42)	$(2,745)

Common stock issuance	-	85,355,615	85	-	15,915	-	-	16,000
Warrant exercises	-	1,178,000	1	-	225	-	-	226
Stock option exercises	-	2,242,014	2	-	203	-	-	205
Stock-based compensation	-	-	-	-	907	-	-	907
Restricted stock issued to officer	-	-	-	-	312	-	-	312
Reclassification of warrant liability to equity upon exercise	-	-	-	-	216	-	-	216
Net loss	-	-	-	-	-	(6,546)	(12)	(6,558)

Balance, December 31, 2014	-	464,482,819	$464	$18,179	$200,610	$(210,636)	$(54)	$8,563

Common stock issuance	-	12,500,000	13	-	1,555	-	-	1,568
Stock option exercises	-	166,666	-	-	13	-	-	13
Stock-based compensation	-	-	-	-	1,375	-	-	1,375
Restricted stock issued to officer	-	-	-	-	182	-	-	182
Net loss	-	-	-	-	-	(7,309)	(8)	(7,317)

Balance, December 31, 2015	-	477,149,485	$477	$18,179	$203,735	$(217,945)	$(62)	$4,384

Common stock issuance, net of issuance costs	-	405,000,000	405	-	60,974	-	-	61,379
Stock option exercises	-	2,197,199	2	-	204	-	-	206
Stock-based compensation	-	-	-	-	1,694	-	-	1,694
Written call options	-	-	-	-	3,124	-	-	3,124
Loss on contract modification	-	-	-	-	2,126	-	-	2,126
Cashless warrant exercises	-	1,743,480	2	-	663	-	-	665
Net loss	-	-	-	-	-	(18,744)	(8)	(18,752)

Balance, December 31, 2016	-	886,090,164	$886	$18,179	$272,520	$(236,689)	$(70)	$54,826

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014

Operating activities:
Net loss	$(18,752)	$(7,317)	$(6,558)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	527	522	301
Gain on sale of fixed asset	-	-	(5)
Stock-based compensation	1,694	1,375	907
Loss on contract modification	2,126	-	-
Restricted stock compensation issued to officer	-	182	312
Loss (gain) from change in value of warrants	4,117	(1,946)	(2,700)
Loss from change in value of option liabilities	2,613	-	-
Debt discount amortization	-	-	373

Changes in operating assets and liabilities:
Trade accounts receivable	(65)	53	132
Inventory	(307)	(83)	-
Prepaid expenses and other current assets	96	(34)	38
Other assets	(5)	-	(3)
Accounts payable and accrued liabilities	204	337	(216)
Deferred revenue	(64)	77	-
Net cash used in operating activities	(7,816)	(6,834)	(7,419)

Investing Activities:
Purchases of property and equipment	(198)	(675)	(1,061)
Decrease (increase) in restricted cash	2,003	(2,008)	-
Proceeds from sale of fixed assets	-	-	5
Investment in patents and trademarks	(22)	-	(9)
Net cash provided by (used in) investing activities	1,783	(2,683)	(1,065)

Financing Activities:
Proceeds from (repayment of) short-term debt	(700)	700	-
Proceeds from exercise of stock options	206	13	205
Proceeds from exercise of warrants	-	-	226
Proceeds from stock issuance, net of issuance costs	62,650	1,568	16,000
Net cash provided by financing activities	62,156	2,281	16,431

Net increase (decrease) in cash	56,123	(7,236)	7,947

Cash at beginning of period	2,773	10,009	2,062
Cash at end of period	$58,896	$2,773	$10,009

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	665	-	-
Accrued capital expenditures	-	-	5

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Cash. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2016 and 2015, the Company held no deposits in such highly liquid investments.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2016, two customers represented 100%, or $95, of the total outstanding trade accounts receivable. As of December 31, 2015, three customers represented 100%, or $30, of the total outstanding trade accounts receivable. During 2016, there were three major customers, who together accounted for 73% of total revenue. During 2015, there were three major customers, who together accounted for 52% of total revenue. During 2014, there were four major customers, who together accounted for 84% of total revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations and comprehensive loss. At December 31, 2016 and 2015, the Company had not recorded an allowance for doubtful accounts.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on the Company’s review of both qualitative and quantitative factors no significant indicators of impairment were identified during the years ended December 31, 2016, 2015, and 2014, respectively.

Fair Value Measurements. The estimated fair values of financial instruments reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash, restricted cash, and short-term debt approximate their carrying value due to their short maturities and are classified as Level 1 instruments within the fair value hierarchy.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company has several financial instruments, namely warrant liabilities that are recorded at fair value on a periodic basis using Level 2 measurement inputs. These instruments are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing the accounting for certain financial instruments with characteristics of both liabilities and equity and derivative accounting. The fair value of such instruments is estimated using the Black-Scholes option pricing model. Due to the presence of certain anti-dilution and exercise price reset provisions, such instruments are required to be classified as liabilities (see notes 11 and 12).

As of December 31, 2016, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (current)	2,224	-	2,224	-
Warrant liabilities (long-term)	2,047	-	2,047	-

As of December 31, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (current)	-	-	-	-
Warrant liabilities (long-term)	59	-	59	-

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $83, $76 and $252, for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Supplemental Cash Flow Information. Cash payments for interest were $9, $4, and $0 in the years ended December 31, 2016, 2015, and 2014, respectively.

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

Ability to Continue as a Going Concern

In August 2014, the FASB issued an accounting standards update which requires an assessment of an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently addressed by U.S. auditing standards. This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Inventory

In July 2015, the FASB issued an accounting standards update which modifies the requirements for measuring the value of inventory on a periodic basis. The new requirement will be to measure inventory at the lower of cost or net realizable value. This standard is effective for the fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”) which provided for the purchase by the Investor of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In addition to the shares issuable under the 2016 Purchase Agreement, the Company issued to the Investor a warrant to acquire 10,066,809 shares of common stock (of which 2,609,913 of the warrant vested on March 10, 2016 and the remaining 7,456,896 warrant shares vested on October 26, 2016 an exercise price of $0.07 per share). The warrant will expire on the tenth anniversary of its issuance date.

Further, the 2016 Purchase Agreement provided that the Investor would have the right to designate three members of the Company’s board of directors with one such member serving as Chairman. The 2016 Purchase Agreement also provided that, with certain limited exceptions, if the Company issues any shares of common stock at any time through the fifth anniversary of the Purchase Agreement, the Investor will have a preemptive right to subscribe for and to purchase at the same price per share (or at market price, in the case of issuance of shares pursuant to stock options) the number of shares necessary to maintain its ownership percentage of Company-issued shares of common stock.

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, the Company and DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), entered into a Parallel License Agreement (the “License Agreement”) pursuant to which the Company and Eontec entered into a cross-license of their respective technologies.

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between the Company and Eontec. In particular, under the License Agreement, the Company granted to Eontec a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to the Company’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe, and Eontec granted to the Company a paid-up, royalty-free, perpetual license (or sublicense, as the case may be) to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by the Company to Eontec is exclusive (including to the exclusion of the Company) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, North Korea, Philippines, Singapore, South Korea, Thailand and Vietnam. The license granted by Eontec to the Company is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

Beyond the License Agreement, the Company collaborates with Eontec to accelerate the commercialization of amorphous alloy technology. This includes but is not limited to developing technologies to reduce the cost of amorphous alloys, working on die cast machine technology platforms to pursue broader markets, sharing knowledge to broaden our intellectual property portfolio, and utilizing Eontec’s volume production capabilities as a third party contract manufacturer.

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

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. On August 26, 2016, the Company fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $9 for the year ended December 31, 2016, and $4 for the year ended December 31, 2015.

2013 Stock Purchase Agreement

On November 8, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with certain investors that provided that the investors would purchase up to $20,000 worth of the Company’s common stock over a 36-month term. In consideration for the execution and delivery of the 2013 Purchase Agreement, on November 8, 2013, the Company issued 2,666,667 shares of common stock to the investors.

On August 22, 2014, the Company voluntarily terminated the 2013 Purchase Agreement, effective August 25, 2014. As of the date of termination, the Company had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

July 2012 Private Placement

On July 2, 2012, the Company entered into a private placement transaction (the “July 2012 Private Placement”) pursuant to which the Company issued $12,000 in principal amount of senior convertible notes that were due on September 1, 2013. The notes were convertible into shares of the Company’s common stock at a conversion price of $0.352 per share. The notes bore interest at 8% per annum and were payable in twelve equal monthly installments of principal and interest beginning on October 1, 2012. As of July 17, 2013, the Company had issued 163,641,547 shares of common stock in full satisfaction of the notes (see note 14).

As a part of the July 2012 Private Placement, the Company issued warrants to purchase 18,750,000 shares of the Company’s common stock at an exercise price of $0.384 per share (reduced to $0.17 per share under the anti-dilution and price reset provisions of the warrants). All of the warrants will expire on July 2, 2017 (see note 11).

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

In addition, the settlement amended and restated the two warrants the Company issued to Visser in June 2012 to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share. The amended and restated warrant agreement includes the effect of anti-dilution adjustments and is exercisable for 21,317,094 shares at an exercise price of $0.16 per share under the anti-dilution provisions of the warrants (see Note 11).

Other License Transactions

On January 31, 2012, the Company entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. Since that time, the Company and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, the companies entered into an Exclusivity Agreement for a 10 year term whereby the Company agreed, with certain exceptions and limitations, that the Company and its licensees would purchase amorphous alloy injection molding machines exclusively from Engel in exchange for certain royalties to be paid by Engel to the Company based on a percentage of the net sales price of such injection molding machines.

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

4. Trade accounts receivable

Trade accounts receivable were comprised of the following:

	December 31,
	2016	2015
Trade accounts receivable	$95	$30
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable, net	$95	$30

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $312 and $408 as of December 31, 2016 and December 31, 2015, respectively. Included within these totals as of December 31, 2016 and 2015 are the following:

	December 31,
	2016	2015

Prepaid service invoices	$65	$48
Prepaid manufacturing and mold costs	27	118
Prepaid insurance premiums	220	192
Other receivables	-	50
Total	312	408

6. Inventory

Inventory totaled $390 and $83 as of December 31, 2016 and December 31, 2015, respectively. Included within these totals as of December 31, 2016 and 2015 are the following:

	December 31, 2016	December 31, 2015

Raw materials	$350	$39
Work in progress	25	-
Finished goods	15	44
Total	390	83

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015

Machinery and equipment	$2,725	$2,545
Computer equipment	236	218
Office equipment, furnishings, and improvements	564	564
Total	3,525	3,327
Accumulated depreciation	(2,386)	(1,957)
Total property and equipment, net	$1,139	$1,370

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $429, $423, and $197, respectively. For the year ended December 31, 2016, $20 of depreciation expense was included in cost of sales and $409 was included in selling, marketing, general and administrative expenses. For the year ended December 31, 2015, $29 of depreciation expense was included in cost of sales and $394 was included in selling, marketing, general and administrative expenses. For the year ended December 31, 2014, $0 of depreciation expense was included in cost of sales and $197 was included in selling, marketing, general and administrative expenses.

8. Patents and trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2016	2015

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,664
Trademarks	148	148
Total	2,400	2,378
Accumulated amortization	$(1,906)	$(1,808)
Total intangible assets, net	$494	$570

Amortization expense was $98, $99, and $104 for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2017	$86
2018	86
2019	84
2020	81
2021	56
Thereafter	101
$494

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Accumulated amortization for the years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015

Purchased and licensed patent rights	$(534)	$(517)
Internally developed patents	(1,253)	(1,177)
Trademarks	(119)	(114)
Total	$(1,906)	$(1,808)

The weighted average amortization periods for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

9. Short-Term Debt

Short-term debt totaled $0 and $700 as of December 31, 2016 and December 31, 2015, respectively, and consisted of borrowings under a line of credit facility, with a fixed interest rate of 2.1%. All borrowings were fully repaid upon maturity of the facility on August 26, 2016. Interest expense related to outstanding borrowings was $9, $4, and $0 for the years ended December 31, 2016, 2015, and 2014, respectively.

This credit facility required the Company to maintain collateral for the full amount of the facility. Following maturity of the facility all collateral requirements have been removed.

10. Accrued Liabilities

Accrued liabilities totaled $1,070 and $947 as of December 31, 2016 and December 31, 2015, respectively. Included within these totals are the following:

	December 31, 2016	December 31, 2015

Accrued payroll, vacation, and bonuses	$606	$766
Accrued severance	301	-
Accrued audit fees	72	109
Straight-line rent accruals	91	72
Total	1,070	947

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

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser under the Visser MTA (see note 3). These warrants had an original exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260. The foregoing warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.16 and $0.17 as of December 31, 2016 and December 31, 2015, respectively. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,317,094 and 18,937,931 as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, these warrants were valued at $1,528 using the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.42 years, (ii) volatility of 82%, (iii) risk-free interest rate of 0.6%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the years ended December 31, 2016, 2015 and 2014 was a (loss) gain of ($1,494), $1,019, and $1,506, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock as part of the July 2012 Private Placement. These warrants have an exercise price of $0.384 per share, expire on July 2, 2017, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of contractually defined price resets, and issuances under the 2013, 2014, and 2016 Purchase Agreements, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 and $0.19 as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 there were warrants to purchase a total of 10,540,750 shares of common stock outstanding, which were valued at $696 using the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.50 years, (ii) volatility of 76%, (iii) risk-free interest rate of 0.6%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the years ended December 31, 2016, 2015 and 2014 was a (loss) gain of ($1,336), $927, and $1,194, respectively.

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of December 31, 2016, these warrants were valued at $2,047 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 9.19 years, (ii) volatility of 122%, (iii) risk-free interest rate of 2.5%, and (iv) dividend rate of 0. The change in fair value for these warrants for the years ended December 31, 2016, 2015, and 2014 was a loss of $1,287, $0, and $0, respectively.

During December 2016 an investor party to the July 2012 Private Placement exercised, on a cashless basis, 7,031,250 warrants, resulting in the issuance of 1,743,480 shares of the Company’s common stock. Upon exercise, the Company reclassified $665 of the associated warrant liability to permanent equity, with $2 being allocated to common stock and $663 to additional paid in capital.

The following table summarizes the change in the Company’s warrant liabilities for the year ended December 31, 2016:

	Visser MTA	July 2, 2012	2016 Purchase
	Agreement	Private Placement	Agreement	Total

Beginning Balance - December 31, 2015	$34	$25	$-	59
Original valuation- new issuances	$-	$-	$760	760
Change in value of warrant liability, loss	$1,494	$1,336	$1,287	4,117
Exercises	-	(665)	-	(665)
Ending Balance - December 31, 2016	$1,528	$696	$2,047	$4,271

Included in current liabilities	$1,528	$696	$-	$2,224
Included in long-term liabilities	$-	$-	$2,047	$2,047

The Company had warrants to purchase 41,924,653 and 36,509,931 shares of common stock outstanding as of December 31, 2016 and December 31, 2015, respectively, which were valued and classified as liabilities under FASB ASC 815.   The change in fair value of warrants resulted in a total non-cash (loss) gain of ($4,117), $1,946, and $2,700 for the years ended December 31, 2016, 2015, and 2014, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model under the following assumptions:

	December 31,
	2016			2015
Expected life in years	0.42	-	9.19	1.42	-	1.50
Volatility	76%	-	122%	56%	-	57%
Risk-free interest rate	0.6%	-	2.5%		1.1%
Dividend rate		0%			0

As of December 31, 2016, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

21,317,094	$0.16	June 1, 2017
10,540,750	$0.17	July 2, 2017
10,066,809	$0.07	March 10, 2026
41,924,653

12. Option Liabilities

As part of the 2016 Purchase Agreement, the Company granted the Investor the right to purchase shares of the Company’s common stock in the future at predetermined prices. These options allowed the Investor to purchase 200,000,000 shares of the Company’s common stock at a price of $0.15 per share and 100,000,000 shares of the Company’s common stock at a price of $0.25 per share. Given that the number of shares to be issued upon exercise of these options was in excess of the number of shares authorized for issuance, these options were originally required to be classified as liabilities under FASB ASC 815. The 200,000,000 share option and the 100,000,000 share option were initially valued at $489 and $22, respectively. Following the filing of an amendment to the Company’s Certificate of Incorporation, which allowed for adequate authorized shares, these options were revalued as of May 19, 2016 and reclassified to permanent shareholders’ equity. On May 19, 2016, the 200,000,000 share option and the 100,000,000 share option were valued at $2,931 and $193, respectively, under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.25 years, (ii) volatility of 85%, (iii) risk-free interest rate of 0.31%, and (iv) dividend rate of 0. The change in fair value for these options was a loss of $2,442 and $171, respectively, for the year ended December 31, 2016.

The following table summarizes the change in the Company’s option liabilities as of December 31, 2016:

	200M Share	100M Share
	Call Option	Call Option	Total

Beginning Balance - December 31, 2015	$-	$-	-
Original valuation	489	22	511
Change in value of option liabilities, loss	2,442	171	2,613
Reclassification to shareholders' equity	(2,931)	(193)	(3,124)
Ending Balance - December 31, 2016	-	-	-

On August 11, 2016, the Company and the Investor entered into an amendment to the 2016 Purchase Agreement. Under the amendment, the Company agreed to extend the deadline for the Investor’s purchase of 300,000,000 additional shares of Company common stock under the 2016 Purchase Agreement from the original deadline of August 17, 2016 to a new deadline of December 31, 2016. Other than the extension of the deadline, the amendment did not materially modify the terms of the 2016 Purchase Agreement. As a result of this amendment the Company recorded an additional $2,126 of expense to additional paid in capital. Such amount is reflected as a loss on contract modification within the consolidated statements of operations and comprehensive loss. On October 26, 2016, the Investor fully exercised these options through the purchase of 300,000,000 shares of the Company’s common stock.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

13. Other Long-Term Liabilities

Other Long-term Liabilities balance of $856 and $856 as of December 31, 2016 and 2015, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

14. Shareholders’ Equity (Deficit)

Common stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser in connection with the Visser MTA (see note 3).

Pursuant to the terms of the Company’s Senior Convertible Notes issued in the July 2012 Private Placement, the Company opted to pay the twelve monthly installment payments prior to the September 1, 2013 maturity date with shares of the Company’s common stock. Upon final settlement, the Company had issued 163,641,547 shares of common stock at a weighted average conversion price of $0.0774, for the twelve installment payments due under the notes, consisting of $12,000 principal and $680 of interest (see note 3).

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

In connection with the execution of the 2013 Purchase Agreement, the Company issued to certain investors 2,666,667 shares of the Company’s common stock. As of December 31, 2014, the Company had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share. On August 22, 2014, the Company voluntarily terminated the 2013 Purchase Agreement, effective August 25, 2014 (see Note 3).

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

In connection with the execution of the 2016 Purchase Agreement, on March 10, 2016, the Company issued 105,000,000 shares of the Company’s common stock, at a price of $0.08 per share, for gross proceeds of $8,400.

On May 19, 2016, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock from 700 million shares to 1,100 million shares.

On October 26, 2016, the Company issued and sold to the Investor of the 2016 Purchase Agreement an aggregate of 300,000,000 shares of Company’s common stock for an aggregate purchase price of $55,000, comprised of 200,000,000 shares at a price of $0.15 per share and 100,000,000 shares at a price of $0.25 per share.

In 2012, the Company entered into a non-exclusive engagement agreement with an investment banking firm. The services provided by the firm did not result in the identification of any practicable investment transactions and the agreement was considered effectively terminated by the Company in 2013. During 2016, the Company was notified by a representative of the firm stipulating that it did not consider the engagement agreement to be terminated and that previous financings and other funding transactions completed by the Company may be subject to success fees. In November 2016, the Company reached a settlement with respect to any and all amounts allegedly due under the engagement agreement in the amount of $750. Such amounts have been reflected as a reduction of current year proceeds from stock issuances and a corresponding reduction to additional paid in capital.

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

15. Stock Compensation Plan

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock may be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that have been granted prior to its expiration. As of December 31, 2016, there were 265,000 options outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During 2016, the Company granted options to purchase 4,232,734 shares of common stock, with total options outstanding of 23,947,402 as of December 31, 2016.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During 2016, the Company granted options to purchase 18,831,667 shares of common stock, with total options outstanding of 23,370,000 as of December 31, 2016.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $1,694, $1,557, and $1,219 for the years ended December 31, 2016, 2015, and 2014, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $2,639, $3,904, and $3,090 for the years ended December 31, 2016, 2015, and 2014, respectively.

On August 3, 2010, in conjunction with an employment agreement with Thomas Steipp, the Company’s former Chief Executive Officer, the Company also granted an aggregate of 6,000,000 restricted shares of the Company’s common stock, which vested ratably over five years. During the years ended December 31, 2016, 2015, and 2014, the Company recorded $0, $182, and $312, respectively, of compensation expense related to Mr. Steipp’s restricted shares, which are included in the stock-based compensation totals above.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.

	December 31,
	2016			2015			2014

Expected volatility	56.48%	-	115.39%	84.19%	-	168.46%	157.24%	-	179.87%
Expected dividends		-			-			-
Expected term (in years)	1.00	-	6.32	0.73	-	6.32	5.50	-	7.50
Risk-free rate	0.76%	-	2.13%	0.39%	-	1.96%	1.65%	-	2.22%

Expected volatilities are based on historical volatility expected over the expected life of the options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Forfeiture rates of 8.83%, 5.34% and 7.01% were used for options granted during the years ended December 31, 2016, 2015 and 2014, respectively. The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2014	27,540,899	0.21
Granted	20,285,001	0.14
Exercised	(166,666)	0.08
Forfeited	(4,933,500)	0.18
Expired	(815,000)	0.64
Options outstanding at December 31, 2015	41,910,734	0.21
Granted	23,064,401	0.10
Exercised	(2,197,199)	0.09
Forfeited	(12,931,033)	0.14
Expired	(2,264,501)	0.19
Options outstanding at December 31, 2016	47,582,402	$0.15	7.4	$3,669
Options exercisable at December 31, 2016	22,419,208	$0.17	6.1	$1,504
Options unvested at December 31, 2016	25,163,194	$0.14	8.5	$2,165
Options vested or expected to vest at December 31, 2016	44,423,120	$0.15	7.3	$3,379

The following table provides supplemental data on stock options for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014

Weighted average grant date fair value per option granted	$0.08	$0.12	$0.28
Fair value of options vested	2,022	1,584	385
Cash from participants to exercise stock options	206	13	205
Intrinsic value of options exercised	221	8	385

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2016:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	20,603,777	7.28	$0.07	8,132,001	4.97	$0.08
0.11	-	0.772	26,978,625	7.40	0.21	14,287,207	6.76	0.22

Total			47,582,402			22,419,208

The Company’s non-vested options at the beginning and ending of fiscal year 2016 had weighted-average grant-date fair values of $0.16 and $0.13 per option, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration or additional vesting of equity awards following the respective separation dates. The Company incurred incremental stock-based compensation expense of $367, $13, and $0 during the years ended December 31, 2016, 2015, and 2014, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

16. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2016	2015

Loss carry forwards	$57,097	$53,693
Derivative valuations	685	(955)
NQSO	2,214	1,710
Tax Credits	433	433
Other	(99)	198
Total deferred tax asset	60,330	55,079

Valuation allowance	(60,330)	(55,079)
Total deferred tax asset, net	-	-

The valuation allowance increased $5,251 and $131 in 2016 and 2015, respectively. The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from derivative valuations, the terms of stock compensation plans, and accrued liabilities.

The following table accounts for the differences between the expected federal tax benefit (based on the statutory U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2016	2015	2014

Expected federal tax benefit	-34.0%	-34.0%	-34.0%
Permanent items	5.6%	0.4%	0.1%
Net operating loss utilized or expired	0.0%	0.0%	0.0%
Increase in valuation allowance and others	28.4%	33.6%	33.9%

Effective tax rate	0%	0%	0%

As of December 31, 2016, the Company had approximately $152.2 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2019 through 2036. As of December 31, 2016, the Company had approximately $91.5 million of NOL carryforwards for California income tax purposes expiring in 2017 through 2036, respectively. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $36.0 million in federal NOL carryforwards, expiring in 2019 through 2036.

We recognize excess tax benefits associated with the exercise of stock options directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2016, deferred tax assets do not include approximately $133 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $133 if and when such excess tax benefits are realized.

As of December 31, 2016, the Company had approximately $189 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2030. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law.

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

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, the tax years 2013 through 2015, and 2011 through 2015 are subject to examination by the federal and California taxing authorities, respectively.

17. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 47,582,402 shares of common stock at prices ranging from $0.07 to $0.77 per share were outstanding at December 31, 2016, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 41,910,734 shares of common stock at prices ranging from $0.08 to $1.44 per share were outstanding at December 31, 2015, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 27,540,899 shares of common stock at prices ranging from $0.08 to $2.33 per share were outstanding at December 31, 2014, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 41,924,653 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at December 31, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 36,509,931 shares of common stock, with prices ranging from $0.17 to $0.19 per share, outstanding at December 31, 2015 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 66,057,792 shares of common stock, with prices ranging from $0.18 to $0.49 per share, outstanding at December 31, 2014 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

18. Segment Information

The primary business of the Company is to develop and manufacture products and applications from amorphous alloys. As a result, the Company’s financial results are reported in a single segment.

19. Commitments and Contingencies

Alloy Purchase Commitments

As of December 31, 2016, the Company has signed firm purchase commitments for alloy supplies that will be delivered over a thirty (30) month period. Total commitments were $689 as of December 31, 2016.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of December 31, 2016 and 2015, the Company has recorded $91 and $72, respectively, of deferred rent expenses. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Minimum Payments

2017	212
2018	217
2019	242
2020	248
2021	253
Thereafter	346
Total	$1,518

Rent expense was $225, $225, and $204 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

21. Related Party Transactions

The Company entered into a license agreement (the “IMG License Agreement”) with Innovative Materials Group, LLC (“IMG”), a California limited liability company which is majority owned by Mr. Kang, a former Chief Executive Officer and former Chairman of the Company, to license certain patents and technical information for the limited purpose of manufacturing certain licensed products with the Company’s first generation die cast machines. The IMG License Agreement granted a non-exclusive license to certain product categories, as well as an exclusive license to specific types of consumer eyewear products and obligated IMG to pay the Company a running royalty based on its sales of licensed products through August 5, 2021. The Company recognized $0, $0, and $6 in royalty revenues from IMG during the years ended December 31, 2016, 2015, and 2014, respectively. The IMG License Agreement was terminated on March 8, 2016.

On November 17, 2016, the Company and Thomas Steipp, the former Company’s President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement pursuant to which Mr. Steipp resigned as an officer, director, and employee of the Company (the “Separation Agreement”). The Separation Agreement provides for the payment of severance compensation to Mr. Steipp in the form of a lump sum of $300 (subject to tax withholdings) and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provides for the accelerated vesting of 3,990,400 of the 9,939,451 unvested stock options held by Mr. Steipp as of the separation date and the extension of the exercise period of his options until the second anniversary of the date of the Separation Agreement. This results in a total of 10,777,949 stock options being exercisable by Mr. Steipp as of the separation date and resulted in an additional $297 of stock-based compensation expense during the year ended December 31, 2016. In connection with the Separation Agreement, Mr. Steipp and the Company granted each other mutual general releases subject to customary exceptions. As of December 31, 2016, the Company had accrued liabilities totaling $301 relating to the Separation Agreement.

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

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is a newly formed company owned by Professor Lugee Li (“Professor Li”). In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and majority shareholder. As of December 31, 2016, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Services procured from Eontec were $68, $0, and $0 during the years ended December 31, 2016, 2015, and 2014, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

22. Subsequent Events

On January 18, 2017, the Company entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate with Valencia Circle, LLC to purchase an approximately 40,934 square foot building located at 20321 Valencia Circle, Lake Forest, California 92630, which the Company expects to use for manufacturing and office space. The total purchase price for the Property is $7,818, exclusive of closing costs. The Company has funded the purchase through available cash on hand. The final sale of the property closed on February 16, 2017.

23. Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total

Revenue	$168	$34	$154	$124	$480
Gross profit (loss)	10	21	(11)	(93)	$(73)
Operating loss	(2,566)	(2,367)	(2,238)	(2,716)	$(9,887)
Net loss and comprehensive loss	(9,178)	(824)	(3,802)	(4,948)	$(18,752)
Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.01)	$(0.00)	$(0.03)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total

Revenue	$26	$39	$42	$18	$125
Gross profit (loss)	7	(94)	(118)	(19)	$(224)
Operating loss	(2,327)	(2,440)	(2,372)	(2,142)	$(9,281)
Net loss and comprehensive loss	(2,480)	(2,085)	(1,230)	(1,522)	$(7,317)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.02)

Schedule II

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in $ thousands)

	Balance at	Additions Charged to			Balance
	Beginning	Costs and	Other		at End
Year ended December 31, 2016	of Period	Expenses	Accounts	Deductions	of Period

Uncollectible accounts	-	-	-	-	-
Deferred tax asset valuation allowance	55,079	6,675	-	(1,424)	60,330
Total	$55,079	$6,675	$0	$(1,424)	$60,330

Year ended December 31, 2015

Uncollectible accounts	-	19	-	(19)	-
Deferred tax asset valuation allowance	54,948	4,451	-	(4,320)	55,079
Total	$54,948	$4,470	$0	$(4,339)	$55,079

Year ended December 31, 2014

Uncollectible accounts	-	-	-	-	-
Deferred tax asset valuation allowance	52,374	2,582	-	(8)	54,948
	$52,374	$2,582	$0	$(8)	$54,948