Form 10-Q
period 2017-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2017-05-09
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐

Smaller reporting company ☐       Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

The number of common shares outstanding as of May 5, 2017 was 891,979,085.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2016 entitled “Risk Factors,” as well as the following risks and uncertainties:

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$47,995	$58,896
Restricted cash	5	5
Trade accounts receivable	-	95
Inventory	773	390
Prepaid expenses and other current assets	274	312
Total current assets	$49,047	$59,698
Property and equipment, net	9,562	1,139
Patents and trademarks, net	473	494
Other assets	36	36
Total assets	$59,118	$61,367

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	99	331
Accrued liabilities	587	1,070
Deferred revenue	17	13
Warrant liabilities, current	300	2,224
Total current liabilities	$1,003	$3,638

Long-term liabilities:
Warrant liabilities, long-term	1,846	2,047
Other long-term liabilities	856	856
Total liabilities	$3,705	$6,541

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 891,979,085 and 886,090,164 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	892	886
Warrants	18,179	18,179
Additional paid-in capital	274,046	272,520
Accumulated deficit	(237,632)	(236,689)
Non-controlling interest in subsidiary	(72)	(70)

Total shareholders' equity	55,413	54,826

Total liabilities and shareholders' equity	$59,118	$61,367

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenue
Products	$48	$165
Licensing and royalties	-	3
Total revenue	48	168

Cost of sales	62	158

Gross profit (loss)	(14)	10

Operating expenses
Selling, marketing, general and administrative	1,703	2,017
Research and development	392	559
Total operating expenses	2,095	2,576
Operating loss	(2,109)	(2,566)

Change in value of warrant liabilities, gain (loss)	1,150	(1,569)
Change in value of option liabilities, (loss)	-	(5,039)
Interest expense	-	(4)
Interest income	14	-

Net loss and comprehensive loss	(945)	(9,178)

Net loss attributable to non-controlling interest	2	2
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(943)	$(9,176)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.02)

Number of weighted average shares - basic and diluted	888,053,138	512,149,485

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2017

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2016	-	886,090,164	$886	$18,179	$272,520	$(236,689)	$(70)	$54,826

Stock option exercises		1,647,535	2		121			123
Stock-based compensation					434			434
Cashless warrant exercises		4,241,386	4		971			975
Net loss						(943)	(2)	(945)

Balance, March 31, 2017	-	891,979,085	$892	$18,179	$274,046	$(237,632)	$(72)	$55,413

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Operating activities:
Net loss	$(945)	$(9,178)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	149
Stock-based compensation	434	353
Change in value of warrant liabilities, (gain) loss	(1,150)	1,569
Change in value of option liabilities, loss	-	5,039

Changes in operating assets and liabilities:
Trade accounts receivable	95	(72)
Inventory	(383)	(69)
Prepaid expenses and other current assets	38	184
Other assets	-	(5)
Accounts payable and accrued liabilities	(715)	245
Deferred revenue	4	(77)
Net cash used in operating activities	(2,514)	(1,862)

Investing Activities:
Purchases of property and equipment	(8,510)	(9)
Decrease in restricted cash	-	1,003
Investment in patents and trademarks	-	(18)

Net cash (used in) provided by investing activities	(8,510)	976

Financing Activities:
Proceeds from exercise of stock options	123	-
Proceeds from stock issuance	-	8,400
Net cash provided by financing activities	123	8,400

Net (decrease) increase in cash	(10,901)	7,514

Cash at beginning of period	58,896	2,773
Cash at end of period	$47,995	$10,287

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	975	-
Accrued capital expenditures	-	13

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

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

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy products, which include non-consumer electronic devices, medical products, automotive components, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, and iii) product licensing and royalty revenue. The Company expects that these sources of revenue will continue to significantly change the character of the Company’s revenue mix.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2017 and March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2017. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017.

Revenue Recognition

The Company’s revenue recognition policy complies with the requirements of FASB ASC Topic 605, Revenue Recognition. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. Revenues primarily consist of the sales and prototyping of Liquidmetal molds and bulk alloy products, licensing and royalties for the use of the Liquidmetal brand and bulk Liquidmetal alloys. Revenue is deferred and included in liabilities when the Company receives cash in advance for goods not yet delivered or if the licensing term has not begun.

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
For the Three Months Ended March 31, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

Fair Value Measurements

The estimated fair values of financial instruments reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash and restricted cash approximate their carrying value due to their short maturities and are classified as Level 1 instruments within the fair value hierarchy.

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

The Company has several financial instruments, namely warrant liabilities that are recorded at fair value on a periodic basis using Level 2 measurement inputs. These instruments are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing the accounting for certain financial instruments with characteristics of both liabilities and equity and derivative accounting. The fair value of such instruments is estimated using the Black-Scholes option pricing model. Due to the presence of certain anti-dilution and exercise price reset provisions, such instruments are required to be classified as liabilities (see notes 10 and 11).

As of March 31, 2017, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (current)	300	-	300	-
Warrant liabilities (long-term)	1,846	-	1,846	-

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
For the Three Months Ended March 31, 2017 and 2016

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

3. Significant Transactions

Manufacturing Facility Purchase

On February 16, 2017, the Company purchased a 41,000 square foot manufacturing facility located in Lake Forest, CA, where operations are planned to commence during the second half of 2017. The purchase price for the property was $7,818.

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is 100% owned by the Company’s Chairman and CEO, Professor Lugee Li. The 2016 Purchase Agreement provided for the purchase by the Investor of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at an aggregate purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

In addition to the shares issuable under the 2016 Purchase Agreement, the Company issued to the Investor a warrant to acquire 10,066,809 shares of common stock (of which 2,609,913 of the warrant shares vested on March 10, 2016 and the remaining 7,456,896 warrant shares vested on October 26, 2016 an exercise price of $0.07 per share). The warrant will expire on the tenth anniversary of its issuance date.

Further, the 2016 Purchase Agreement provided that the Investor would have the right to designate three members of the Company’s board of directors, with one such member serving as Chairman. The 2016 Purchase Agreement also provided that, with certain limited exceptions, if the Company issues any shares of common stock at any time through the fifth anniversary of the 2016 Purchase Agreement, the Investor will have a preemptive right to subscribe for and to purchase at the same price per share (or at market price, in the case of issuance of shares pursuant to stock options) the number of shares necessary to maintain its ownership percentage of Company-issued shares of common stock.

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, the Company and DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), entered into a Parallel License Agreement (the “License Agreement”) pursuant to which the Company and Eontec agreed to cross-license their respective technologies. The Company’s Chairman and CEO, Professor Lugee Li, is also a major shareholder and Chairman of Eontec.

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between the Company and Eontec. In particular, under the License Agreement, the Company granted to Eontec a paid-up, royalty-free, perpetual license to the Company’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe, and Eontec granted to the Company a paid-up, royalty-free, perpetual license to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by the Company to Eontec is exclusive (including to the exclusion of the Company) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. The license granted by Eontec to the Company is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

During March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines (“Machines”) at a total purchase price of $780. The Machines were delivered to the Company’s new manufacturing facility located in Lake Forest, CA in April 2017 and are set to be operational during the second half of 2017.

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. On August 26, 2016, the Company fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $0 and $4 for the three months ended March 31, 2017 and 2016, respectively.

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

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute, to CIP, all intellectual property developed through February 2016. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

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

In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, but non-exclusive as to Apple, and the Company’s license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. The Company will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $274 and $312 as of March 31, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	March 31, 2017	December 31, 2016

Prepaid service invoices	$92	$65
Prepaid manufacturing and mold costs	25	27
Prepaid insurance premiums	157	220
Total	274	312

5. Inventory

Inventory totaled $773 and $390 as of March 31, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	March 31, 2017	December 31, 2016

Raw materials	$717	$350
Work in progress	43	25
Finished goods	13	15
Total	773	390

6. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016

Land, building, and improvements	$7,830	$-
Machinery and equipment	3,405	2,725
Computer equipment	236	236
Office equipment, furnishings, and improvements	564	564
Total	12,035	3,525
Accumulated depreciation	(2,473)	(2,386)
Total property and equipment, net	$9,562	$1,139

Depreciation expense for the three months ended March 31, 2017 and 2016 was $86 and $124, respectively. For the three months ended March 31, 2017, $6 of depreciation expense was included in cost of sales and $80 was included in selling, marketing, general and administrative expenses. For the three months ended March 31, 2016, $3 of depreciation expense was included in cost of sales and $121 was included in selling, marketing, general and administrative expenses.

On February 16, 2017, the Company purchased a 41,000 square foot building located at 20321 Valencia Circle, Lake Forest, California 92630, which the Company expects to use for manufacturing and office space. The total purchase price for the property was $7,818, exclusive of closing costs. The Company has funded the purchase through available cash on hand. As of March 31, 2017, the Company has made no formal plans to cease operations at its existing manufacturing facility.

During March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines at a total purchase price of $780, of which $624 had been paid as of March 31, 2017. The Machines were delivered to the Company’s new manufacturing facility in April 2017 and are set to be operational during the second half of 2017.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

7. Patents and Trademarks, net

Net patents and trademarks totaled $473 and $494 as of March 31, 2017 and December 31, 2016, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $21 and $25 for the three months ended March 31, 2017 and 2016, respectively.

8. Other Assets

Other assets totaled $36 and $36 as of March 31, 2017 and December 31, 2016, respectively, and consisted of deposits under long-term lease agreements.

9. Accrued Liabilities

Accrued liabilities totaled $587 and $1,070 as of March 31, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	March 31, 2017	December 31, 2016

Accrued payroll, vacation, and bonuses	$203	$606
Accrued severance	231	301
Accrued audit fees	63	72
Straight-line rent accruals	90	91
Total	587	1,070

10. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statement of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser Precision Cast, LLC under a Master Transaction Agreement (the “Visser MTA Agreement”). These warrants had an original exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260. These warrants also have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.16 as of March 22, 2017 and December 31, 2016. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,317,094 as of March 22, 2017 and December 31, 2016. On March 22, 2017 Visser Precision Cast exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of the Company’s common stock. Upon exercise, the Company reclassified $975 of the associated warrant liability to permanent equity, with $4 being allocated to common stock and $971 to additional paid in capital. The change in warrant value for these warrants for the three months ended March 31, 2017 and 2016 was a (gain) loss of ($553) and $602, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in connection with a private placement transaction in which the Company issued $12,000 in principal amount of senior convertible notes (the “July 2012 Private Placement”). These warrants had an exercise price of $0.384 per share, expire on July 2, 2017, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of contractually defined price resets, and issuances by the Company under the 2016 Purchase Agreement, the 2014 Purchase Agreement, and the 2013 Purchase Agreement, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 as of March 31, 2017 and December 31, 2016. As of March 31, 2017 there were warrants to purchase a total of 10,540,750 shares of common stock outstanding, which were valued at $300 using the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.25 years, (ii) volatility of 36%, (iii) risk-free interest rate of 0.8%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three months ended March 31, 2017 and 2016 was a (gain) loss of ($396) and $474, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of March 31, 2017, these warrants were valued at $1,846 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 8.94 years, (ii) volatility of 123%, (iii) risk-free interest rate of 2.4%, and (iv) dividend rate of 0. The change in fair value for these warrants for the three months ended March 31, 2017 and 2016 was a (gain) loss of ($201) and $493, respectively.

The following table summarizes the change in the Company’s warrant liabilities as of March 31, 2017:

	Visser MTA Agreement	July 2, 2012 Private Placement	2016 Purchase Agreement	Total

Beginning Balance - December 31, 2016	$1,528	$696	$2,047	$4,271
Change in value of warrant liabilities, (gain)	(553)	(396)	(201)	(1,150)
Exercises	(975)	-	-	(975)
Ending Balance - March 31, 2017	$-	$300	$1,846	$2,146

Included in current liabilities	$-	$300	$-	$300
Included in long-term liabilities	$-	$-	$1,846	$1,846

The Company had warrants to purchase 20,607,559 and 41,924,653 shares of common stock outstanding as of March 31, 2017 and December 31, 2016, respectively, which were valued and classified as liabilities under FASB ASC 815.

11. Option Liabilities

As part of the 2016 Purchase Agreement, the Company granted the Investor the right to purchase shares of the Company’s common stock in the future at predetermined prices, of which the Investor was contractually obligated to effect following the satisfaction of certain conditions by the Company. These options allowed the Investor to purchase 200,000,000 shares of the Company’s common stock at a price of $0.15 per share and 100,000,000 shares of the Company’s common stock at a price of $0.25 per share. Given that the number of shares to be issued upon exercise of these options was in excess of the number of shares authorized for issuance, these options were originally required to be classified as liabilities under FASB ASC 815. The 200,000,000 share option and the 100,000,000 share option were initially valued at $489 and $22, respectively. Following the filing of an amendment to the Company’s Certificate of Incorporation, which allowed for adequate authorized shares, these options were revalued as of May 19, 2016 and reclassified to permanent shareholders’ equity. On May 19, 2016, the 200,000,000 share option and the 100,000,000 share option were valued at $2,931 and $193, respectively, under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.25 years, (ii) volatility of 85%, (iii) risk-free interest rate of 0.31%, and (iv) dividend rate of 0. The change in fair value for these options was a loss of $5,039 for the three months ended March 31, 2016.

On August 11, 2016, the Company and the Investor entered into an amendment to the 2016 Purchase Agreement. Under the amendment, the Company agreed to extend the deadline for the Investor’s purchase of 300,000,000 additional shares of Company common stock under the 2016 Purchase Agreement from the original deadline of August 17, 2016 to a new deadline of December 31, 2016. Other than the extension of the deadline, the amendment did not materially modify the terms of the 2016 Purchase Agreement. As a result of this amendment the Company recorded an additional $2,126 of expense to additional paid in capital As a loss on contract modification during the year ended December 31, 2016. On October 26, 2016, the Investor fully exercised these options through the purchase of 300,000,000 shares of the Company’s common stock.

12. Other Long-Term Liabilities

Other long-term liabilities were $856 as of March 31, 2017 and December 31, 2016, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

13. Stock Compensation Plans

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but remains in effect only with respect to the equity awards that had been granted prior to its expiration. Under the 2002 Plan, the Company had outstanding grants of options to purchase 265,000 shares of the Company’s common stock as of March 31, 2017 and December 31, 2016.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2017, the Company granted options to purchase 2,309,612 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 24,109,502 and 23,947,402 shares of the Company’s common stock as of March 31, 2017 and December 31, 2016, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are authorized for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2017, the Company granted options to purchase 1,800,464 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 21,709,739 and 23,370,000 shares of the Company’s common stock as of March 31, 2017 and December 31, 2016, respectively.

Stock based compensation expense attributable to these plans was $434 and $353 for the three months ended March 31, 2017 and 2016, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards following the respective separation dates. The Company incurred incremental stock-based compensation expense of $172 and $7 during the three months ended March 31, 2017 and 2016, respectively.

14. Shareholders’ Equity

Common Stock

In June 2012, the Company issued 30,000,000 shares of common stock to Visser Precision Cast in connection with the Visser MTA Agreement.

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

In connection with the execution of a Common Stock Purchase Agreement in November 2013 (the “2013 Purchase Agreement”), the Company issued to each of the investors under the 2013 Purchase Agreement a pro rata portion of 2,666,667 shares of the Company’s common stock. As of December 31, 2014, the Company had received an aggregate of $16,000 under the 2013 Purchase Agreement through the issuance of 85,355,615 shares of its common stock at a weighted average price of $0.19 per share. On August 22, 2014, the Company voluntarily terminated the 2013 Purchase Agreement, effective August 25, 2014.

On September 9, 2014, an initial registration statement covering 75,000,000 shares issued and issuable pursuant to the Common Stock Purchase Agreement between the Company and Aspire Capital Fund (the “2014 Purchase Agreement”) was declared effective by the SEC. As of September 30, 2015, the Company had received an aggregate of $1,568 under the 2014 Purchase Agreement through the issuance of 12,500,000 shares of its common stock at a weighted average price of $0.13 per share. On March 8, 2016, the Company voluntarily terminated the 2014 Purchase Agreement, effective March 9, 2016.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

In connection with the execution of the 2016 Purchase Agreement on March 10, 2016, the Company issued 105,000,000 shares of the Company’s common stock, at a price of $0.08 per share, for gross proceeds of $8,400.

On May 19, 2016, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock from 700,000,000 shares to 1,100,000,000 shares.

On October 26, 2016, the Company issued and sold to the Investor under the 2016 Purchase Agreement an aggregate of 300,000,000 shares of the Company’s common stock for an aggregate purchase price of $55,000, comprised of 200,000,000 shares at a price of $0.15 per share and 100,000,000 shares at a price of $0.25 per share.

In 2012, the Company entered into a non-exclusive engagement agreement with an investment banking firm. The services provided by the firm did not result in the identification of any practicable investment transactions and the agreement was considered effectively terminated by the Company in 2013. During 2016, the Company was notified by a representative of the firm that the firm did not consider the engagement agreement to be terminated and that previous financings and other funding transactions completed by the Company may be subject to success fees. In November 2016, the Company reached a settlement with respect to any and all amounts allegedly due under the engagement agreement in the amount of $750. Such amounts were reflected as a reduction of proceeds from stock issuances during the year ended December 31, 2016 and a corresponding reduction to additional paid in capital.

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

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. The Company owns 79% of the outstanding common stock of Liquidmetal Golf. As of March 31, 2017, non-controlling interest was a deficit of $72. As of December 31, 2016 non-controlling interest was a deficit of $70.

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 46,084,241 shares of common stock, at prices ranging from $0.07 to $0.77 per share, were outstanding at March 31, 2017, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 20,607,559 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at March 31, 2017, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Options to purchase 56,632,909 shares of common stock, at prices ranging from $0.07 to $1.44 per share, were outstanding at March 31, 2016, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 48,761,729 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at March 31, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Written call options to purchase 300,000,000 shares of common stock, with prices ranging from $0.15 to $0.25 per share, outstanding at March 31, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

16. Commitments and Contingencies

Alloy Purchase Commitments

As of March 31, 2017 and December 31, 2016, the Company has signed firm purchase commitments for alloy supplies that will be delivered over a thirty (30) month period. Total commitments were $308 and $689 as of March 31, 2017 and December 31, 2016, respectively.

Operating Lease Commitments

The Company leases its offices and warehouse facilities under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. As of March 31, 2017 and December 31, 2016, the Company had recorded $90 and $91, respectively, of deferred rent expenses.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

Rent expense was $56 and $56 for the three months ended March 31, 2017 and 2016, respectively.

17. Related Party Transactions

On November 17, 2016, the Company and Thomas Steipp, the former Company’s President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement pursuant to which Mr. Steipp resigned as an officer, director, and employee of the Company (the “Separation Agreement”). The Separation Agreement provides for the payment of severance compensation to Mr. Steipp in the form of a lump sum of $300 (subject to tax withholdings) and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provides for the accelerated vesting of 3,990,400 of the 9,939,451 unvested stock options held by Mr. Steipp as of the separation date and the extension of the exercise period of his options until the second anniversary of the date of the Separation Agreement. This results in a total of 10,777,949 stock options being exercisable by Mr. Steipp as of the separation date and resulted in an additional $297 of stock-based compensation expense during the year ended December 31, 2016. In connection with the Separation Agreement, Mr. Steipp and the Company granted each other mutual general releases subject to customary exceptions. As of March 31, 2017 and December 31, 2016, the Company had accrued liabilities totaling $225 and $301, respectively, relating to the Separation Agreement.

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

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is a newly formed company owned by Professor Lugee Li (“Professor Li”). In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec agreed to cross-license their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of March 31, 2017, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Professor Li does not currently receive compensation for any of his positions within the Company. During March 2017, the Company signed contracts with Eontec to purchase two Machines at a total purchase price of $780, of which $624 had been paid as of March 31, 2017. There were no such commitments or purchases made during the three months ended March 31, 2016.

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

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions, or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Licensing Transactions

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, we entered into a Parallel License Agreement (the “License Agreement”) with DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”) pursuant to which we each agreed to cross-license our respective technologies. The Company’s Chairman and CEO, Professor Lugee Li, is also a major shareholder and Chairman of Eontec.

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between us and Eontec. In particular, under the License Agreement, we granted to Eontec a paid-up, royalty-free, perpetual license to our patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe, and Eontec granted to us a paid-up, royalty-free, perpetual license to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by us to Eontec is exclusive (including to the exclusion of us) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. The license granted by Eontec to us is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

During March 2017, we signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines (“Machines”) at a total purchase price of $780. The Machines were delivered to our new manufacturing facility located in Lake Forest CA in April 2017 and are set to be operational during the second half of 2017.

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

Under the agreements relating to the license transaction with Apple, we were obligated to contribute, to CIP, all intellectual property developed through February 2016. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

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

In addition, the settlement amended and restated the two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. The amended and restated warrant agreement includes the effect of anti-dilution adjustments and is exercisable for 21,317,094 shares at an exercise price $0.16 per share under the anti-dilution provisions of the warrants. On March 22, 2017 Visser exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of the our common stock. Upon exercise, we reclassified $975 of the associated warrant liability to permanent equity, with $4 being allocated to common stock and $971 to additional paid in capital. (see Note 10 in the accompanying footnotes to the consolidated financial statements).

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees. Since that time, we and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, we entered into an Exclusivity Agreement for a ten year term whereby we agreed, with certain exceptions and limitations, that we and our licensees would purchase amorphous alloy injection molding machines exclusively from Engel in exchange for certain royalties to be paid by Engel to us based on a percentage of the net sales price of such injection molding machines.

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

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to our technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, but non-exclusive as to Apple, and our license agreement with LLPG was simultaneously amended to exclude watches from LLPG’s rights. We will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

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

Our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

	For the three months ended March 31,
	2017		2016
	(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$48		$165
Licensing and royalties	-		3
Total revenue	48		168

Cost of sales	$62	129%	158	96%

Gross profit (loss)	(14)	-29%	10	6%

Selling, marketing, general and administrative	1,703	3548%	2,017	1222%
Research and development	392	817%	559	339%

Operating loss	(2,109)		(2,566)

Change in value of warrant liabilities, gain (loss)	1,150		(1,569)
Change in value of option liabilities, loss	-		(5,039)
Interest expense	-		(4)
Interest income	14		-
Net loss	(945)		(9,178)

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

Revenue. Total revenue decreased to $48 for the three months ended March 31, 2017, from $168 for the three months ended March 31, 2016. The decrease was attributable to a higher mix of small scale pre-production orders during the first quarter of 2017 as compared to larger tooling and production projects during the first quarter of 2016.

Cost of sales. Cost of sales was $62, or 129% of products revenue, for the three months ended March 31, 2017, a decrease from $158, or 96% of products revenue, for the three months ended March 31, 2016. The increase in our cost of sales as a percentage of product revenue for the three months ended March 31, 2017 was primarily attributable to overall product mix and the timing of tooling components associated with pre-production projects. The cost to manufacture products and components from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the three months ended March 31, 2017, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and components through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss)

Our gross profit (loss) decreased to $(14) for the three month period ended March 31, 2017 from $10 for the three month period ended March 31, 2016. Our gross profit (loss), as a percentage of products revenue, decreased to (29)% for the three month period ended March 31, 2017 from 6% for the three month period ended March 31, 2016. As discussed above under “Cost of sales”, early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit (loss) percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and components through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit (loss) percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,703 and $2,017 for the three months ended March 31, 2017 and 2016, respectively. The decrease in expense was due to lower costs associated with employee compensation, inclusive of a full reduction in incentive bonus accruals.

Research and development. Research and development expenses decreased to $392 for the three months ended March 31, 2017, from $559 for the three months ended March 31, 2016. The decrease in expense was mainly due to decreases in employee compensation and lower internal project costs due to the completion of biocompatibility study efforts, which were largely conducted in 2016. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,109 and $2,566 for the three months ended March 31, 2017 and 2016, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time when we can either (i) increase our revenues with shipments of routine, commercial products and components through a combination of our manufacturing center or third party contract manufacturers or (ii) obtain significant licensing revenues, we expect to continue to have operating losses for the foreseeable future.

Non-operational expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in value of warrant liabilities. The change in value of warrant liabilities was a non-cash gain (loss) of $1,150 and $(1,569) for the three months ended March 31, 2017 and 2016, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in value of option liabilities. The change in value of option liabilities was a non-cash loss of $0 and $5,039 for the three months ended March 31, 2017 and 2016, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for written call options issued in connection with the 2016 Purchase Agreement. Due to the reclassification of these liabilities to permanent equity in May 2016 there will not be a prospective earnings impact in future periods. Changes in the value of option liabilities are non-cash and do not affect the core operations of our business or liquidity. Similar transactions are not expected in future periods.

Interest expense. Interest expense relates to interest incurred under our line of credit agreement. Such amounts were $0 and $4 for the three months ended March 31, 2017 and 2016, respectively.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $14 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $2,514 and $1,862 for the three months ended March 31, 2017 and 2016, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash (used in) provided by investing activities

Cash (used in) provided by investing activities totaled ($8,510) and $976 for the three months ended March 31, 2017 and 2016, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts including $7,818 of cash used to purchase our new manufacturing facility. Also included in investing cash flows are changes in restricted cash to support line of credit collateral requirements of which $1,003 was recorded as an in-flow during the three months ended March 31, 2016.

Cash provided by financing activities

Cash provided by financing activities totaled $123 and $8,400 for the three months ended March 31, 2017 and 2016, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options during the first quarter of 2017 and cash received from the issuance of shares under the 2016 Purchase Agreement during the first quarter of 2016.

Financing arrangements and outlook

During 2016, we raised a total of $62,650 through the issuance of 405,000,000 shares of our common stock in multiple closings under the 2016 Purchase Agreement (see Note 3 in the accompanying footnotes to the consolidated financial statements).

As of March 31, 2017, we had $48,000 of capital to support future operations.

We have a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have required that we engage in equity sales under various stock purchase agreements to support our operations and strategic initiatives. Uncertainty as to the outcome of these factors has previously raised substantial doubt about our ability to continue as a going concern. As a result of the closing of the second funding under the 2016 Purchase Agreement in October 2016, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies, Inc. or its subsidiaries since the filing of the 2016 Annual Report.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2016 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2016 Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer, Lugee Li, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Lugee Li, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 9, 2017	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)