Form 10-Q
period 2017-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2017-08-08
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.  001-31332

LIQUIDMETAL TECHNOLOGIES, INC.

 (Exact name of Registrant as specified in its charter)

Delaware	33-0264467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20321 Valencia Circle

Lake Forest, CA 92630

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

Yes   ☐    No  ☒

The number of common shares outstanding as of August 4, 2017 was 897,343,974.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2017

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$45,404	$58,896
Restricted cash	5	5
Trade accounts receivable	31	95
Inventory	758	390
Prepaid expenses and other current assets	143	312
Total current assets	$46,341	$59,698
Property and equipment, net	11,129	1,139
Patents and trademarks, net	451	494
Other assets	14	36
Total assets	$57,935	$61,367

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	79	331
Accrued liabilities	206	1,070
Deferred revenue	38	13
Warrant liabilities, current	1,022	2,224
Total current liabilities	$1,345	$3,638

Long-term liabilities:
Warrant liabilities, long-term	2,826	2,047
Other long-term liabilities	856	856
Total liabilities	$5,027	$6,541

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 896,814,807 and 886,090,164 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	897	886
Warrants	18,179	18,179
Additional paid-in capital	275,357	272,520
Accumulated deficit	(241,452)	(236,689)
Non-controlling interest in subsidiary	(73)	(70)

Total shareholders' equity	52,908	54,826

Total liabilities and shareholders' equity	$57,935	$61,367

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue
Products	$58	$10	$106	$175
Licensing and royalties	-	24	-	27
Total revenue	58	34	106	202

Cost of sales	67	13	129	171
Gross profit (loss)	(9)	21	(23)	31

Operating expenses
Selling, marketing, general and administrative	1,349	1,765	3,052	3,782
Research and development	439	623	831	1,182
Total operating expenses	1,788	2,388	3,883	4,964
Operating loss	(1,797)	(2,367)	(3,906)	(4,933)

Change in value of warrant liabilities, (loss)	(2,039)	(879)	(889)	(2,448)
Change in value of option liabilities, gain (loss)	-	2,426	-	(2,613)
Interest expense	-	(4)	-	(8)
Interest income	15	-	29	-

Net loss and comprehensive loss	(3,821)	(824)	(4,766)	(10,002)

Net loss attributable to non-controlling interest	1	2	3	4
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(3,820)	$(822)	$(4,763)	$(9,998)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Number of weighted average shares - basic and diluted	895,111,164	582,271,707	891,582,151	547,210,596

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2017

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2016	-	886,090,164	$886	$18,179	$272,520	$(236,689)	$(70)	$54,826

Stock option exercises		3,989,382	4		422			426
Stock-based compensation					696			696
Warrant exercises		6,735,261	7		1,719			1,726
Net loss						(4,763)	(3)	(4,766)

Balance, June 30, 2017	-	896,814,807	$897	$18,179	$275,357	$(241,452)	$(73)	$52,908

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Six Months Ended June 30,
	2017	2016

Operating activities:
Net loss	$(4,766)	$(10,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	291
Stock-based compensation	696	718
Change in value of warrant liabilities, loss	889	2,448
Change in value of option liabilities, loss	-	2,613

Changes in operating assets and liabilities:
Trade accounts receivable	64	21
Inventory	(368)	(55)
Prepaid expenses and other current assets	169	266
Other assets	22	(5)
Accounts payable and accrued liabilities	(1,127)	(276)
Deferred revenue	25	(77)
Net cash used in operating activities	(4,149)	(4,058)

Investing Activities:
Purchases of property and equipment	(10,183)	(56)
Decrease in restricted cash	-	1,002
Investment in patents and trademarks	-	(22)

Net cash (used in) provided by investing activities	(10,183)	924

Financing Activities:
Proceeds from exercise of stock options	426	15
Proceeds from exercise of warrants	414	-
Proceeds from stock issuance	-	8,400
Net cash provided by financing activities	840	8,415

Net (decrease) increase in cash	(13,492)	5,281

Cash at beginning of period	58,896	2,773
Cash at end of period	$45,404	$8,054

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	975	-
Accrued capital expenditures	11	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

1. Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology and manufacturing company that develops and commercializes products made from amorphous alloys. The Company’s family of alloys consists of a variety of bulk alloys and composites that utilizes the advantages offered by amorphous alloys technology. The Company designs, develops, manufactures and sells products and custom parts from bulk amorphous alloys to customers in a wide range of industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that the Company believes will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. The Company’s alloys and the injection molding technology it employs results in parts that exhibit: exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. Interestingly, all of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. The Company believes these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, the Company believes these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy products, which include non-consumer electronic devices, medical products, automotive parts, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, and iii) product licensing and royalty revenue. The Company expects that these sources of revenue will continue to significantly change the character of the Company’s revenue mix.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2017 and June 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2017. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017.

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
For the Six Months Ended June 30, 2017 and 2016
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

As of June 30, 2017, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (current)	1,022	-	1,022	-
Warrant liabilities (long-term)	2,826	-	2,826	-

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
For the Six Months Ended June 30, 2017 and 2016

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

3. Significant Transactions

Manufacturing Facility Purchase

On February 16, 2017, the Company purchased a 41,000 square foot manufacturing facility located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the property was $7,818.

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is 100% owned by the Company’s Chairman and CEO, Professor Lugee Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

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

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between the Company and Eontec. In particular, the Company granted to Eontec a paid-up, royalty-free, perpetual license to the Company’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe. In turn, Eontec granted to the Company a paid-up, royalty-free, perpetual license to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by the Company to Eontec is exclusive (including to the exclusion of the Company) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. The license granted by Eontec to the Company is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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
For the Six Months Ended June 30, 2017 and 2016

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

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. On August 26, 2016, the Company fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $0 for both the three and six months ended June 30, 2017. This compares to $4 and $8 for the three and six months ended June 30, 2016, respectively.

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

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club parts and other products used in the sport of golf. The Company owns 79% of the outstanding common stock of Liquidmetal Golf.

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
For the Six Months Ended June 30, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $143 and $312 as of June 30, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	June 30, 2017	December 31, 2016

Prepaid service invoices	$46	$65
Prepaid manufacturing and mold costs	39	27
Prepaid insurance premiums	58	220
Total	143	312

5. Inventory

Inventory totaled $758 and $390 as of June 30, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	June 30, 2017	December 31, 2016

Raw materials	$707	$350
Work in progress	39	25
Finished goods	12	15
Total	758	390

6. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016

Land, building, and improvements	$8,425	$-
Machinery and equipment	4,445	2,725
Computer equipment	245	236
Office equipment, furnishings, and improvements	604	564
Total	13,719	3,525
Accumulated depreciation	(2,590)	(2,386)
Total property and equipment, net	$11,129	$1,139

Depreciation expense for the three and six months ended June 30, 2017 was $118 and $204, respectively. Depreciation expense for the three and six months ended June 30, 2016 was $118 and $242, respectively. For the three and six months ended June 30, 2017, $8 and $14 of depreciation expense, respectively, was included in cost of sales and $110 and $190 was included in selling, marketing, general and administrative expenses, respectively. For the three and six months ended June 30, 2016, $2 and $4 of depreciation expense, respectively, was included in cost of sales and $116 and $238 was included in selling, marketing, general and administrative expenses, respectively.

On February 16, 2017, the Company purchased a 41,000 square foot building located at 20321 Valencia Circle, Lake Forest, California 92630. In July 2017, the Company commenced use of the facility, primarily for manufacturing and office space. The total purchase price for the property was $7,818, exclusive of closing costs. The Company has funded the purchase through available cash on hand.

During March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines at a total purchase price of $780, of which $702 had been paid as of June 30, 2017. The machines were delivered to the Company’s new manufacturing facility in April 2017 and are anticipated to be operational during the second half of 2017.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2017 and 2016
(numbers in thousands, except share and per share data)
(unaudited)

7. Patents and Trademarks, net

Net patents and trademarks totaled $451 and $494 as of June 30, 2017 and December 31, 2016, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $22 and $43 for the three and six months ended June 30, 2017, respectively. This compares to $24 and $49 for the three and six months ended June 30, 2016, respectively.

8. Other Assets

Other assets totaled $14 and $36 as of June 30, 2017 and December 31, 2016, respectively, and consisted of long-term deposits.

9. Accrued Liabilities

Accrued liabilities totaled $206 and $1,070 as of June 30, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	June 30, 2017	December 31, 2016

Accrued payroll, vacation, and bonuses	$149	$606
Accrued severance	24	301
Accrued audit fees	33	72
Straight-line rent accruals	-	91
Total	206	1,070

10. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statement of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser Precision Cast, LLC under a Master Transaction Agreement (the “Visser MTA Agreement”). These warrants had an original exercise price of $0.22 per share and expire on June 1, 2017 and were originally valued at $4,260. These warrants also have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.16 as of March 22, 2017 and December 31, 2016. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,317,094 as of March 22, 2017 and December 31, 2016. On March 22, 2017 Visser Precision Cast exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of the Company’s common stock. Upon exercise, the Company reclassified $975 of the associated warrant liability to permanent equity, with $4 being allocated to common stock and $971 to additional paid in capital. The change in warrant value for these warrants for the three and six months ended June 30, 2017 was a (gain) loss of $0 and ($553), respectively. This compares to a loss of $347 and $949 for the three and six months ended June 30, 2016, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2017 and 2016
(numbers in thousands, except share and per share data)
(unaudited)

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in connection with a private placement transaction in which the Company issued $12,000 in principal amount of senior convertible notes (the “July 2012 Private Placement”). These warrants had an exercise price of $0.384 per share, expire on January 2, 2018, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of contractually defined price resets, and issuances by the Company under the 2016 Purchase Agreement, the 2014 Purchase Agreement, and the 2013 Purchase Agreement, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 as of June 30, 2017 and December 31, 2016. As of June 30, 2017 there were warrants to purchase a total of 8,046,875 shares of common stock outstanding, which were valued at $1,022 using the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.51 years, (ii) volatility of 51%, (iii) risk-free interest rate of 1.14%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three and six months ended June 30, 2017 was a loss of $1,059 and $663, respectively. This compares to a loss of $237 and $711 for the three and six months ended June 30, 2016, respectively.

During May 2017, an investor party to the July 2012 Private Placement exercised 2,493,875 warrants at an exercise price of $0.17 per share.

Upon exercise, the Company received $414, and the associated warrant liability of $337 was reclassified to additional paid in capital.

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of June 30, 2017, these warrants were valued at $2,826 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 8.69 years, (ii) volatility of 120%, (iii) risk-free interest rate of 2.3%, and (iv) dividend rate of 0. The change in fair value for these warrants for the three and six months ended June 30, 2017 was a loss of $980 and $779, respectively. This compares to a loss of $295 and $788 for the three and six months ended June 30, 2016, respectively.

The following table summarizes the change in the Company’s warrant liabilities as of June 30, 2017:

	Visser MTA	July 2, 2012	2016 Purchase
	Agreement	Private Placement	Agreement	Total

Beginning Balance - December 31, 2016	$1,528	$696	$2,047	$4,271
Change in value of warrant liabilities, (gain) loss	(553)	663	779	889
Exercises	(975)	(337)	-	(1,312)
Ending Balance - June 30, 2017	$-	$1,022	$2,826	$3,848

Included in current liabilities	$-	$1,022	$-	$1,022
Included in long-term liabilities	$-	$-	$2,826	$2,826

The Company had warrants to purchase 18,113,684 and 41,924,653 shares of common stock outstanding as of June 30, 2017 and December 31, 2016, respectively, which were valued and classified as liabilities under FASB ASC 815.

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
For the Six Months Ended June 30, 2017 and 2016
(numbers in thousands, except share and per share data)
(unaudited)

12. Other Long-Term Liabilities

Other long-term liabilities were $856 as of June 30, 2017 and December 31, 2016, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

13. Stock Compensation Plans

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but remains in effect only with respect to the equity awards that had been granted prior to its expiration. Under the 2002 Plan, the Company had outstanding grants of options to purchase 245,000 and 265,000 shares of the Company’s common stock as of June 30, 2017 and December 31, 2016, respectively.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2017, the Company granted options to purchase 2,459,612 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 23,368,893 and 23,947,402 shares of the Company’s common stock as of June 30, 2017 and December 31, 2016, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are authorized for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2017, the Company granted options to purchase 1,867,131 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 20,321,667 and 23,370,000 shares of the Company’s common stock as of June 30, 2017 and December 31, 2016, respectively.

Stock based compensation expense attributable to these plans was $262 and $696 for the three and six months ended June 30, 2017, respectively. This compares to $365 and $718 for the three and six months ended June 30, 2016, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards following the respective separation dates. The Company incurred incremental stock-based compensation expense of $0 and $172 during the three and six months ended June 30, 2017, respectively. This compares to $2 and $9 during the three and six months ended June 30, 2016, respectively.

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
For the Six Months Ended June 30, 2017 and 2016
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

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. The Company owns 79% of the outstanding common stock of Liquidmetal Golf. As of June 30, 2017, non-controlling interest was a deficit of $73. As of December 31, 2016 non-controlling interest was a deficit of $70.

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 43,935,560 shares of common stock, at prices ranging from $0.07 to $0.77 per share, were outstanding at June 30, 2017, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 18,113,684 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at June 30, 2017, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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
For the Six Months Ended June 30, 2017 and 2016
(numbers in thousands, except share and per share data)
(unaudited)

16. Commitments and Contingencies

Alloy Purchase Commitments

As of June 30, 2017 and December 31, 2016, the Company has signed firm purchase commitments for alloy supplies that will be delivered over a thirty (30) month period. Total commitments were $308 and $689 as of June 30, 2017 and December 31, 2016, respectively.

Operating Lease Commitments

The Company previously leased its offices and warehouse facilities under various lease agreements, certain of which were subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. During June 2017, the Company terminated the remaining portion of the lease agreements, effective June 30, 2017. The termination resulted in the Company paying certain fees, related to new tenant accommodations and broker fees, equaling $125, which were off-set against previously recorded deferred rent expenses. This resulted in an additional expense of $17, which is included in rent expense. Additionally, concurrent with ceasing of operations at these facilities, the Company accelerated depreciation of remaining installed leasehold improvements in the amount of $30. As of June 30, 2017, the Company has no further obligations under these lease agreements.

Rent expense was $69 and $125 for the three and six months ended June 30, 2017, respectively. This compares to $56 and $113 for the three and six months ended June 30, 2016, respectively.

17. Related Party Transactions

On November 17, 2016, the Company and Thomas Steipp, the former Company’s President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement pursuant to which Mr. Steipp resigned as an officer, director, and employee of the Company (the “Separation Agreement”). The Separation Agreement provided for the payment of severance compensation to Mr. Steipp in the form of a lump sum of $300 (subject to tax withholdings) and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 3,990,400 of the unvested stock options held by Mr. Steipp as of the separation date and the extension of the exercise period of his options until the second anniversary of the date of the Separation Agreement. This resulted in a total of 10,777,949 stock options being exercisable by Mr. Steipp as of the separation date and resulted in an additional $297 of stock-based compensation expense during the year ended December 31, 2016. In connection with the Separation Agreement, Mr. Steipp and the Company granted each other mutual general releases subject to customary exceptions. As of June 30, 2017 and December 31, 2016, the Company had accrued liabilities totaling $20 and $301, respectively, relating to the Separation Agreement.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is a newly formed company owned by Professor Lugee Li (“Professor Li”). In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of June 30, 2017, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $105 and $729 during the three and six months ended June 30, 2017, respectively. This compares to $0 during the corresponding periods ended June 30, 2016.

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

Overview

We are a materials technology company that develops and commercializes products made from amorphous alloys. Our Liquidmetal® family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. We design, develop and sell custom products and parts from bulk amorphous alloys to customers in various industries. We also partner with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. Our alloys and the injection molding technology we employ result in parts that exhibit exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. All of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

Our revenues are derived from i) selling our bulk amorphous alloy custom products and parts for applications which include, but are not limited to, non-consumer electronic devices, medical products, automotive parts, and sports and leisure goods; ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; and iii) product licensing and royalty revenue. We expect that these sources of revenue will continue to significantly change the character of our revenue mix.

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

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between us and Eontec. In particular, we granted to Eontec a paid-up, royalty-free, perpetual license to our patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of North America and Europe. In turn, Eontec granted to us a paid-up, royalty-free, perpetual license to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export and import products in certain geographic areas outside of specified countries in Asia. The license granted by us to Eontec is exclusive (including to the exclusion of us) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. The license granted by Eontec to us is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

During March 2017, we signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines (“Machines”) at a total purchase price of $780. The Machines were delivered to our new manufacturing facility located in Lake Forest CA in April 2017 and are anticipated to be operational during the second half of 2017.

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

Our Liquidmetal Golf subsidiary has the exclusive right and license to utilize our Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club parts and other products used in the sport of golf. We own 79% of the outstanding common stock of Liquidmetal Golf.

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

Results of Operations

Comparison of the three and six months ended June 30, 2017 and 2016

	For the three months ended June 30,				For the six months ended June 30,
	2017		2016		2017		2016
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$58		$10		$106		$175
Licensing and royalties	-		24		-		27
Total revenue	58		34		106		202

Cost of sales	$67	116%	13	130%	$129	122%	171	98%

Gross profit (loss)	(9)	-16%	21	210%	(23)	-22%	31	18%

Selling, marketing, general and administrative	1,349	2326%	1,765	17650%	3,052	2879%	3,782	2161%
Research and development	439	757%	623	6230%	831	784%	1,182	675%

Operating loss	(1,797)		(2,367)		(3,906)		(4,933)

Change in value of warrant liabilities, (loss)	(2,039)		(879)		(889)		(2,448)
Change in value of option liabilities, gain (loss)	-		2,426		-		(2,613)
Interest expense	-		(4)		-		(8)
Interest income	15		-		29		-
Net loss	(3,821)		(824)		(4,766)		(10,002)

Revenue and expenses

The “Revenue and expenses” category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

Revenue. Total revenue increased to $58 for the three months ended June 30, 2017 from $34 for the three months ended June 30, 2016. Total revenue decreased to $106 for the six months ended June 30, 2017 from $202 for the six months ended June 30, 2016. The decrease for the year-to-date period was attributable to a higher mix of small scale pre-production orders during the first half of 2017 as compared to larger tooling and production projects during the first half of 2016.

Cost of sales. Cost of sales was $67, or 116% of products revenue, for the three months ended June 30, 2017, an increase from $13, or 130% of products revenue, for the three months ended June 30, 2016. Cost of sales was $129, or 122% of products revenue, for the six months ended June 30, 2017, a decrease from $171, or 98% of products revenue, for the six months ended June 30, 2016. The increase in our cost of sales as a percentage of product revenue for the six months ended June 30, 2017 was primarily attributable to overall product mix and the timing of tooling components associated with pre-production projects. The cost to manufacture products and parts from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the six months ended June 30, 2017, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit (loss) decreased to $(9) from $21 for the three month periods ended June 30, 2017 and 2016, respectively. Our gross profit (loss), as a percentage of products revenue, decreased to (16)% from 210% for the three month periods ended June 30, 2017 and 2016, respectively. Our gross profit (loss) decreased to $(23) from $31 for the six month periods ended June 30, 2017 and 2016, respectively. Our gross profit (loss), as a percentage of products revenue, decreased to (22)% from 18% for the six month periods ended June 30, 2017 and 2016, respectively. As discussed above under “Cost of sales”, early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit (loss) percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit (loss) percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,349 and $3,052 for the three and six months ended June 30, 2017, respectively, compared to $1,765 and $3,782 for the three and six months ended June 30, 2016, respectively. The decrease in expense for both periods was due to lower costs associated with employee compensation, inclusive of a full reduction in incentive bonus accruals.

Research and development. Research and development expenses decreased to $439 and $831 for the three and six months ended June 30, 2017, respectively, from $623 and $1,182 for the three and six months ended June 30, 2016, respectively. The decrease in expense for both periods was mainly due to decreases in employee compensation and lower internal project costs due to the completion of biocompatibility study efforts, which were largely conducted in 2016. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $1,797 and $3,906 for the three and six months ended June 30, 2017, respectively. This compares to $2,367 and $4,933 for the three and six months periods ended June 30, 2016, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time when we can either (i) increase our revenues with shipments of routine, commercial products and parts through a combination of our manufacturing center or third party contract manufacturers or (ii) obtain significant licensing revenues, we expect to continue to have operating losses for the foreseeable future.

Other income and expenses

Our statement of operations contains various, significant items that are non-operational in nature. These categories of expenses may have significant gains and losses based on the volatility of our stock price as follows:

Change in value of warrant liabilities. The change in value of warrant liabilities was a non-cash loss of $2,039 and $889 for the three and six months ended June 30, 2017, respectively. This compares to a non-cash loss of $879 and $2,448 for the three and six months ended June 30, 2016, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in value of option liabilities. The change in value of option liabilities was $0 for both the three and six months ended June 30, 2017. This compares to a non-cash gain (loss) of $2,426 and $(2,613) for the three and six months ended June 30, 2016, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for written call options issued in connection with the 2016 Purchase Agreement. Due to the reclassification of these liabilities to permanent equity in May 2016 there will not be a prospective earnings impact in future periods. Changes in the value of option liabilities are non-cash and do not affect the core operations of our business or liquidity. Similar transactions are not expected in future periods.

Interest expense. Interest expense relates to interest incurred under our line of credit agreement. Such amounts were $0 for both the three and six months ended June 30, 2017. This compares to $4 and $8 for the three and six months ended June 30, 2016, respectively.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $15 and $29 for the three and six months ended June 30, 2017, respectively. This compares to $0 for both the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $4,149 and $4,058 for the six months ended June 30, 2017 and 2016, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash (used in) provided by investing activities

Cash (used in) provided by investing activities totaled ($10,183) and $924 for the six months ended June 30, 2017 and 2016, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts including the purchase our new manufacturing facility and additional production equipment. Also included in investing cash flows are changes in restricted cash to support line of credit collateral requirements of which $1,002 was recorded as an in-flow during the six months ended June 30, 2016.

Cash provided by financing activities

Cash provided by financing activities totaled $840 and $8,415 for the six months ended June 30, 2017 and 2016, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options and warrants during the six months ended June 30, 2017 and cash received from the issuance of shares under the 2016 Purchase Agreement during the six months ended June 30, 2016.

Financing arrangements and outlook

During 2016, we raised a net total of $62,650 through the issuance of 405,000,000 shares of our common stock in multiple closings under the 2016 Purchase Agreement (see Note 3 in the accompanying footnotes to the consolidated financial statements).

As of June 30, 2017, we had $45,404 of capital to support future operations.

We have a relatively limited history of producing bulk amorphous alloy products and parts on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the part, the customer’s specifications, and required delivery timelines. These factors have required that we engage in equity sales under various stock purchase agreements to support our operations and strategic initiatives. Uncertainty as to the outcome of these factors has previously raised substantial doubt about our ability to continue as a going concern. However, as a result of the closing of the second funding under the 2016 Purchase Agreement in October 2016, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Off Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 8, 2017	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	/s/ Tony Chung
Tony Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)