Form 10-Q
period 2017-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2017-11-07
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes   ☐    No  ☒

The number of common shares outstanding as of November 3, 2017 was 905,669,673.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMber 30, 2017

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$43,277	$58,896
Restricted cash	5	5
Trade accounts receivable	4	95
Inventory	722	390
Prepaid expenses and other current assets	408	312
Total current assets	$44,416	$59,698
Property and equipment, net	11,943	1,139
Patents and trademarks, net	430	494
Other assets	14	36
Total assets	$56,803	$61,367

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	202	331
Accrued liabilities	471	1,070
Deferred revenue	8	13
Warrant liabilities, current	1,582	2,224
Total current liabilities	$2,263	$3,638

Long-term liabilities:
Warrant liabilities, long-term	3,765	2,047
Other long-term liabilities	856	856
Total liabilities	$6,884	$6,541

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 901,910,986 and 886,090,164 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	901	886
Warrants	18,179	18,179
Additional paid-in capital	276,315	272,520
Accumulated deficit	(245,403)	(236,689)
Non-controlling interest in subsidiary	(73)	(70)

Total shareholders' equity	49,919	54,826

Total liabilities and shareholders' equity	$56,803	$61,367

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue
Products	$36	$154	$142	$329
Licensing and royalties	-	-	-	27
Total revenue	36	154	142	356

Cost of sales	87	165	216	336

Gross profit (loss)	(51)	(11)	(74)	20

Operating expenses
Selling, marketing, general and administrative	1,739	1,679	4,791	5,461
Research and development	500	548	1,331	1,730
Total operating expenses	2,239	2,227	6,122	7,191
Operating loss	(2,290)	(2,238)	(6,196)	(7,171)

Change in value of warrant liabilities, gain (loss)	(1,674)	563	(2,563)	(1,885)
Change in value of option liabilities, loss	-	-	-	(2,613)
Loss on contract modification	-	(2,126)	-	(2,126)
Interest expense	-	(1)	-	(9)
Interest income	13	-	42	-

Net loss and comprehensive loss	(3,951)	(3,802)	(8,717)	(13,804)

Net loss attributable to non-controlling interest	-	2	3	6
Net loss and comprehensive loss attributable to
Liquidmetal Technologies shareholders	$(3,951)	$(3,800)	$(8,714)	$(13,798)

Net loss per common share attributable to Liquidmetal
Technologies shareholders, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Number of weighted average shares - basic and diluted	899,432,109	582,332,818	894,198,803	558,918,003

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2017

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid- in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2016	-	886,090,164	$886	$18,179	$272,520	$(236,689)	$(70)	$54,826

Stock option exercises		8,464,440	8		883			891
Stock-based compensation					1,018			1,018
Warrant exercises		7,356,382	7		1,894			1,901
Net loss						(8,714)	(3)	(8,717)

Balance, September 30, 2017	-	901,910,986	$901	$18,179	$276,315	$(245,403)	$(73)	$49,919

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Operating activities:
Net loss	$(8,717)	$(13,804)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429	415
Stock-based compensation	1,018	1,083
Change in value of warrant liabilities, loss	2,563	1,885
Change in value of option liabilities, loss	-	2,613
Loss on contract modification	-	2,126

Changes in operating assets and liabilities:
Trade accounts receivable	91	13
Inventory	(332)	(144)
Prepaid expenses and other current assets	(96)	(44)
Other assets	22	(5)
Accounts payable and accrued liabilities	(741)	(36)
Deferred revenue	(5)	(64)
Net cash used in operating activities	(5,768)	(5,962)

Investing Activities:
Purchases of property and equipment	(11,156)	(105)
Decrease in restricted cash	-	2,003
Investment in patents and trademarks	-	(22)
Net cash (used in) provided by investing activities	(11,156)	1,876

Financing Activities:
Repayment of short-term debt		(700)
Proceeds from exercise of stock options	891	15
Proceeds from exercise of warrants	414	-
Proceeds from common stock issuance, net of issuance costs	-	8,400
Net cash provided by financing activities	1,305	7,715

Net (decrease) increase in cash	(15,619)	3,629

Cash at beginning of period	58,896	2,773
Cash at end of period	$43,277	$6,402

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accrued stock issuance costs	-	(750)
Cashless exercise of warrants	1,487	-
Accrued capital expenditures	(13)	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2017 and 2016

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

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy custom products and parts for applications which include, but are not limited to, non-consumer electronic devices, medical products, automotive parts, and sports and leisure goods, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, and iii) product licensing and royalty revenue. The Company expects that these sources of revenue will continue to significantly change the character of the Company’s revenue mix.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2017 and September 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2017. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017.

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
For the Nine Months Ended September 30, 2017 and 2016

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

As of September 30, 2017, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (current)	1,582	-	1,582	-
Warrant liabilities (long-term)	3,765	-	3,765	-

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
For the Nine Months Ended September 30, 2017 and 2016

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

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is 100% owned by the Company’s Chairman and CEO, Professor Lugee Li ("Professor Li"). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

In addition to the shares issuable under the 2016 Purchase Agreement, the Company issued to the Investor a warrant to acquire 10,066,809 shares of common stock (of which 2,609,913 of the warrant shares vested on March 10, 2016 and the remaining 7,456,896 warrant shares vested on October 26, 2016 at an exercise price of $0.07 per share). The warrant will expire on the tenth anniversary of its issuance date.

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

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, the Company and DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), entered into a Parallel License Agreement (the “License Agreement”) pursuant to which the Company and Eontec agreed to cross-license their respective technologies. The Company’s Chairman and CEO, Professor Li, is also a major shareholder and Chairman of Eontec.

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
For the Nine Months Ended September 30, 2017 and 2016

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

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. On August 26, 2016, the Company fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $0 for both the three and nine months ended September 30, 2017. This compares to $1 and $9 for the three and nine months ended September 30, 2016, respectively.

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
For the Nine Months Ended September 30, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $408 and $312 as of September 30, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	September 30, 2017	December 31, 2016

Prepaid service invoices	$68	$65
Prepaid manufacturing and mold costs	52	27
Prepaid insurance premiums	288	220
Total	408	312

5. Inventory

Inventory totaled $722 and $390 as of September 30, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	September 30, 2017	December 31, 2016

Raw materials	$680	$350
Work in progress	42	25
Finished goods	-	15
Total	722	390

6. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2017	December 31, 2016

Land, building, and improvements	$8,927	$-
Machinery and equipment	4,907	2,725
Computer equipment	245	236
Office equipment, furnishings, and improvements	173	564
Total	14,252	3,525
Accumulated depreciation	(2,309)	(2,386)
Total property and equipment, net	$11,943	$1,139

Depreciation expense for the three and nine months ended September 30, 2017 was $161 and $365, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $98 and $340, respectively. For the three and nine months ended September 30, 2017, $8 and $22 of depreciation expense, respectively, was included in cost of sales and $153 and $343 was included in selling, marketing, general and administrative expenses, respectively. For the three and nine months ended September 30, 2016, $7 and $11 of depreciation expense, respectively, was included in cost of sales and $91 and $329 was included in selling, marketing, general and administrative expenses, respectively.

On February 16, 2017, the Company purchased a 41,000 square foot building located at 20321 Valencia Circle, Lake Forest, California 92630. In July 2017, the Company commenced use of the facility, primarily for manufacturing and office space. The total purchase price for the property was $7,818, exclusive of closing costs. The Company has funded the purchase through available cash on hand.

During March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines at a total purchase price of $780, of which $702 had been paid as of September 30, 2017. The machines were delivered to the Company’s new manufacturing facility in April 2017 and are anticipated to be operational during the fourth quarter of 2017.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

7. Patents and Trademarks, net

Net patents and trademarks totaled $430 and $494 as of September 30, 2017 and December 31, 2016, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $21 and $64 for the three and nine months ended September 30, 2017, respectively. This compares to $25 and $74 for the three and nine months ended September 30, 2016, respectively.

8. Other Assets

Other assets totaled $14 and $36 as of September 30, 2017 and December 31, 2016, respectively, and consisted of long-term deposits.

9. Accrued Liabilities

Accrued liabilities totaled $471 and $1,070 as of September 30, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	September 30, 2017	December 31, 2016

Accrued payroll, vacation, and bonuses	$177	$606
Accrued severance	243	301
Accrued audit fees	51	72
Straight-line rent accruals	-	91
Total	471	1,070

10. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statement of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser Precision Cast, LLC under a Master Transaction Agreement (the “Visser MTA Agreement”). These warrants had an original exercise price of $0.22 per share and an expiration date of June 1, 2017 and were originally valued at $4,260. These warrants also had certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.16 as of March 22, 2017 and December 31, 2016. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,317,094 as of March 22, 2017 and December 31, 2016. On March 22, 2017 Visser Precision Cast exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of the Company’s common stock. Upon exercise, the Company reclassified $975 of the associated warrant liability to additional paid in capital, with $4 being allocated to common stock and $971 to additional paid in capital. The change in warrant value for these warrants for the three and nine months ended September 30, 2017 was a (gain) loss of $0 and ($553), respectively. This compares to a (gain) loss of $(292) and $657 for the three and nine months ended September 30, 2016, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in connection with a private placement transaction in which the Company issued $12,000 in principal amount of senior convertible notes (the “July 2012 Private Placement”). These warrants had an exercise price of $0.384 per share, expire on January 2, 2018, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of contractually defined price resets, and issuances by the Company under the 2016 Purchase Agreement, the 2014 Purchase Agreement, and the 2013 Purchase Agreement, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 as of September 30, 2017 and December 31, 2016. As of September 30, 2017, there were warrants to purchase a total of 7,046,875 shares of common stock outstanding, which were valued at $1,582 using the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.26 years, (ii) volatility of 46%, (iii) risk-free interest rate of 1.2%, and (iv) dividend rate of 0. The change in warrant value for these warrants for the three and nine months ended September 30, 2017 was a loss of $735 and $1,398, respectively. This compares to a (gain) loss of $(172) and $539 for the three and nine months ended September 30, 2016, respectively.

During May and September 2017, investors party to the July 2012 Private Placement exercised a total of 3,493,875 warrants at an exercise price of $0.17 per share. As a result of these warrant exercises, the Company issued 3,114,996 shares of common stock, for total consideration of $414, and associated warrant liabilities of $512 were reclassified to additional paid in capital.

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of September 30, 2017, these warrants were valued at $3,765 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 8.44 years, (ii) volatility of 107%, (iii) risk-free interest rate of 2.3%, and (iv) dividend rate of 0. The change in fair value for these warrants for the three and nine months ended September 30, 2017 was a loss of $939 and $1,718, respectively. This compares to a (gain) loss of $(99) and $689 for the three and nine months ended September 30, 2016, respectively.

The following table summarizes the change in the Company’s warrant liabilities as of September 30, 2017:

	Visser MTA	July 2, 2012 Private	2016 Purchase
	Agreement	Placement	Agreement	Total

Beginning Balance - December 31, 2016	$1,528	$696	$2,047	$4,271
Change in value of warrant liabilities, (gain) loss	(553)	1,398	1,718	2,563
Exercises	(975)	(512)	-	(1,487)
Ending Balance - September 30, 2017	$-	$1,582	$3,765	$5,347

Included in current liabilities	$-	$1,582	$-	$1,582
Included in long-term liabilities	$-	$-	$3,765	$3,765

The Company had warrants to purchase 17,113,684 and 41,924,653 shares of common stock outstanding as of September 30, 2017 and December 31, 2016, respectively, which were valued and classified as liabilities under FASB ASC 815.

11. Option Liabilities

As part of the 2016 Purchase Agreement, the Company granted the Investor the right to purchase shares of the Company’s common stock in the future at predetermined prices, of which the Investor was contractually obligated to effect following the satisfaction of certain conditions by the Company. These options allowed the Investor to purchase 200,000,000 shares of the Company’s common stock at a price of $0.15 per share and 100,000,000 shares of the Company’s common stock at a price of $0.25 per share. Given that the number of shares to be issued upon exercise of these options was in excess of the number of shares authorized for issuance, these options were originally required to be classified as liabilities under FASB ASC 815. The 200,000,000 share option and the 100,000,000 share option were initially valued at $489 and $22, respectively. Following the filing of an amendment to the Company’s Certificate of Incorporation, which allowed for adequate authorized shares, these options were revalued as of May 19, 2016 and reclassified to permanent shareholders’ equity. On May 19, 2016, the 200,000,000 share option and the 100,000,000 share option were valued at $2,931 and $193, respectively, under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.25 years, (ii) volatility of 85%, (iii) risk-free interest rate of 0.31%, and (iv) dividend rate of 0. The change in fair value for these options was a loss of $0 and $2,613 for the three and nine months ended September 30, 2016, respectively.

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
For the Nine Months Ended September 30, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

12. Other Long-Term Liabilities

Other long-term liabilities were $856 as of September 30, 2017 and December 31, 2016, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

13. Stock Compensation Plans

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but remains in effect only with respect to the equity awards that had been granted prior to its expiration. Under the 2002 Plan, the Company had outstanding grants of options to purchase 189,000 and 265,000 shares of the Company’s common stock as of September 30, 2017 and December 31, 2016, respectively.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2017, the Company granted options to purchase 2,557,262 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 21,660,218 and 23,947,402 shares of the Company’s common stock as of September 30, 2017 and December 31, 2016, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are authorized for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2017, the Company granted options to purchase 2,017,131 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 15,070,000 and 23,370,000 shares of the Company’s common stock as of September 30, 2017 and December 31, 2016, respectively.

Stock based compensation expense attributable to these plans was $322 and $1,018 for the three and nine months ended September 30, 2017, respectively. This compares to $365 and $1,083 for the three and nine months ended September 30, 2016, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $89 and $261 during the three and nine months ended September 30, 2017, respectively. This compares to $0 and $9 during the three and nine months ended September 30, 2016, respectively.

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
For the Nine Months Ended September 30, 2017 and 2016

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

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. The Company owns 79% of the outstanding common stock of Liquidmetal Golf. As of September 30, 2017, non-controlling interest was a deficit of $73. As of December 31, 2016, non-controlling interest was a deficit of $70.

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 36,919,218 shares of common stock, at prices ranging from $0.07 to $0.47 per share, were outstanding at September 30, 2017, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 17,113,684 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at September 30, 2017, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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
For the Nine Months Ended September 30, 2017 and 2016

(numbers in thousands, except share and per share data)

(unaudited)

16. Commitments and Contingencies

Alloy Purchase Commitments

As of September 30, 2017 and December 31, 2016, the Company has signed firm purchase commitments for alloy supplies that will be delivered over a thirty (30) month period. Total commitments were $308 and $689 as of September 30, 2017 and December 31, 2016, respectively.

Operating Lease Commitments

The Company previously leased its offices and warehouse facilities under various lease agreements, certain of which were subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. During June 2017, the Company terminated the remaining portion of the lease agreements, effective June 30, 2017. The termination resulted in the Company paying certain fees, related to new tenant accommodations and broker fees, equaling $125, which were off-set against previously recorded deferred rent expenses. This resulted in an additional expense of $17, which is included in rent expense. Additionally, concurrent with ceasing of operations at these facilities, the Company accelerated depreciation of remaining installed leasehold improvements in the amount of $30. As of September 30, 2017, the Company has no further obligations under these lease agreements.

Rent expense was $0 and $125 for the three and nine months ended September 30, 2017, respectively. This compares to $56 and $169 for the three and nine months ended September 30, 2016, respectively.

17. Related Party Transactions

On November 17, 2016, the Company and Thomas Steipp, the Company’s former President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement pursuant to which Mr. Steipp resigned as an officer, director, and employee of the Company (the “Separation Agreement”). The Separation Agreement provided for the payment of severance compensation to Mr. Steipp in the form of a lump sum of $300 (subject to tax withholdings) and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 3,990,400 of the unvested stock options held by Mr. Steipp as of the separation date and the extension of the exercise period of his options until the second anniversary of the date of the Separation Agreement. This resulted in a total of 10,777,949 stock options being exercisable by Mr. Steipp as of the separation date and resulted in an additional $297 of stock-based compensation expense during the year ended December 31, 2016. In connection with the Separation Agreement, Mr. Steipp and the Company granted each other mutual general releases subject to customary exceptions. As of September 30, 2017 and December 31, 2016, the Company had accrued liabilities totaling $10 and $301, respectively, relating to the Separation Agreement.

On August 16, 2017, the Company and Tony Chung, the Company’s former Chief Financial Officer, entered into a Separation Agreement and General Release pursuant to which Mr. Chung resigned as an officer and employee of the Company (the “Tony Chung Separation Agreement”). The Tony Chung Separation Agreement provided for the payment of severance compensation to Mr. Chung in the form of a continuation of his base annual salary of $240 (subject to tax withholdings) for a period of 12 months and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 247,650 of the unvested stock options held by Mr. Chung as of the separation date and the extension of the exercise period of his options until the first anniversary of the date of the Tony Chung Separation Agreement. This resulted in a total of 2,889,749 stock options being exercisable by Mr. Chung as of the separation date and resulted in an additional $89 of stock-based compensation expense during both the three and nine months ended September 30, 2017. In connection with the Tony Chung Separation Agreement, Mr. Chung and the Company granted each other mutual general releases subject to customary exceptions. As of September 30, 2017 and December 31, 2016, the Company had accrued liabilities totaling $231 and $0, respectively, relating to the Tony Chung Separation Agreement.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of September 30, 2017, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $28 and $757 during the three and nine months ended September 30, 2017, respectively. This compares to $0 during the corresponding periods ended September 30, 2016.

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

During March 2017, we signed contracts with Eontec to purchase two hot-crucible amorphous metal casting machines (“Machines”) at a total purchase price of $780. The Machines were delivered to our new manufacturing facility located in Lake Forest CA in April 2017 and are anticipated to be operational during the fourth quarter of 2017.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2017 and 2016

	For the three months ended September 30,				For the nine months ended September 30,
	2017		2016		2017		2016
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$36		$154		$142		$329
Licensing and royalties	-		-		-		27
Total revenue	36		154		142		356

Cost of sales	$87	242%	165	107%	$216	152%	336	102%

Gross profit (loss)	(51)	-142%	(11)	-7%	(74)	-52%	20	6%

Selling, marketing, general and administrative	1,739	4831%	1,679	1090%	4,791	3374%	5,461	1660%
Research and development	500	1389%	548	356%	1,331	937%	1,730	526%

Operating loss	(2,290)		(2,238)		(6,196)		(7,171)

Change in value of warrant liabilities, gain (loss)	(1,674)		563		(2,563)		(1,885)
Change in value of option liabilities, loss	-		-		-		(2,613)
Loss on contract modification	-		(2,126)		-		(2,126)
Interest expense	-		(1)		-		(9)
Interest income	13		-		42		-
Net loss	(3,951)		(3,802)		(8,717)		(13,804)

Revenue and expenses

The “Revenue and expenses” category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

Revenue. Total revenue decreased to $36 for the three months ended September 30, 2017 from $154 for the three months ended September 30, 2016. Total revenue decreased to $142 for the nine months ended September 30, 2017 from $356 for the nine months ended September 30, 2016. The decrease for both periods was attributable to a higher mix of small scale pre-production orders during the respective 2017 period as compared to larger tooling and production projects during the respective 2016 period.

Cost of sales. Cost of sales was $87, or 242% of products revenue, for the three months ended September 30, 2017, an decrease from $165, or 107% of products revenue, for the three months ended September 30, 2016. Cost of sales was $216, or 152% of products revenue, for the nine months ended September 30, 2017, a decrease from $336, or 102% of products revenue, for the nine months ended September 30, 2016. The increase in our cost of sales as a percentage of product revenue for the nine months ended September 30, 2017 was primarily attributable to overall product mix and the timing of tooling components associated with pre-production projects. The cost to manufacture products and parts from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the nine months ended September 30, 2017, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit (loss) decreased to $(51) from $(11) for the three month periods ended September 30, 2017 and 2016, respectively. Our gross profit (loss), as a percentage of products revenue, decreased to (142)% from (7)% for the three month periods ended September 30, 2017 and 2016, respectively. Our gross profit (loss) decreased to $(74) from $20 for the nine month periods ended September 30, 2017 and 2016, respectively. Our gross profit (loss), as a percentage of products revenue, decreased to (52)% from 6% for the nine month periods ended September 30, 2017 and 2016, respectively. As discussed above under “Cost of sales”, early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit (loss) percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit (loss) percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,739 and $4,791 for the three and nine months ended September 30, 2017, respectively, compared to $1,679 and $5,461 for the three and nine months ended September 30, 2016, respectively. The change in expenses for both periods was due to lower costs associated with employee compensation, inclusive of a full reduction in incentive bonus accruals, offset by additional accruals under employee severance agreements.

Research and development. Research and development expenses decreased to $500 and $1331 for the three and nine months ended September 30, 2017, respectively, from $548 and $1,730 for the three and nine months ended September 30, 2016, respectively. The decrease in expense for both periods was mainly due to decreases in employee compensation and lower internal project costs due to the completion of biocompatibility study efforts, which were largely conducted in 2016. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,290 and $6,196 for the three and nine months ended September 30, 2017, respectively. This compares to $2,238 and $7,171 for the three and nine months periods ended September 30, 2016, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Change in value of warrant liabilities. The change in value of warrant liabilities was a non-cash loss of $(1,674) and $(2,563) for the three and nine months ended September 30, 2017, respectively. This compares to a non-cash gain (loss) of $563 and $(1,885) for the three and nine months ended September 30, 2016, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Change in value of option liabilities. The change in value of option liabilities was $0 for both the three and nine months ended September 30, 2017. This compares to a non-cash loss of $0 and $2,613 for the three and nine months ended September 30, 2016, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for written call options issued in connection with the 2016 Purchase Agreement. Due to the reclassification of these liabilities to permanent equity in May 2016 there will not be a prospective earnings impact in future periods. Changes in the value of option liabilities are non-cash and do not affect the core operations of our business or liquidity. Similar transactions are not expected in future periods.

Loss on contract modification. During the three and nine months ended September 30, 2016, we incurred an additional $2,126 of expense related to the extension of the exercise term for the written call options under the 2016 Purchase Agreement. Such expense was recorded directly to additional paid in capital. This compares to $0 for both the three and nine months ended September 30, 2017.

Interest expense. Interest expense relates to interest incurred under our line of credit agreement. Such amounts were $0 for both the three and nine months ended September 30, 2017. This compares to $1 and $9 for the three and nine months ended September 30, 2016, respectively.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $13 and $42 for the three and nine months ended September 30, 2017, respectively. This compares to $0 for both the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $5,768 and $5,962 for the nine months ended September 30, 2017 and 2016, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash (used in) provided by investing activities

Cash (used in) provided by investing activities totaled ($11,156) and $1,876 for the nine months ended September 30, 2017 and 2016, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts including the purchase of our new manufacturing facility and additional production equipment. Also included in investing cash flows are changes in restricted cash to support line of credit collateral requirements of which $2,003 was recorded as an in-flow during the nine months ended September 30, 2016.

Cash provided by financing activities

Cash provided by financing activities totaled $1,305 and $7,715 for the nine months ended September 30, 2017 and 2016, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options and warrants during the nine months ended September 30, 2017 and cash received from the issuance of shares under the 2016 Purchase Agreement during the nine months ended September 30, 2016.

Financing arrangements and outlook

During 2016, we raised a net total of $62,650 through the issuance of 405,000,000 shares of our common stock in multiple closings under the 2016 Purchase Agreement (see Note 3 in the accompanying footnotes to the consolidated financial statements).

As of September 30, 2017, we had $43,277 of capital to support future operations.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Separation Agreement and General Release, dated August 16, 2017, between Liquidmetal Technologies, Inc., and Tony Chung (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 22, 2017).

31.1	Certification of Principal Executive Officer, Lugee Li, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Bryce Van, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Lugee Li, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President of Finance, Bryce Van, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 7, 2017	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)