Form 10-K
period 2017-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2018-03-06
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $135,300,503. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.29 per share, the closing price of the common stock as reported on the “OTCQB Venture Marketplace” on June 30, 2017 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2017 is deemed to be an affiliate. The number of shares of common stock outstanding as of March 2, 2018 was 908,776,866.

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

Overview

We are a materials technology and manufacturing company that develops and commercializes products made from amorphous alloys.  Our Liquidmetal® family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. We design, develop, manufacture, and sell custom products and parts from bulk amorphous alloys to customers in a wide range of industries. We also partner with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. Our alloys and the molding technologies we employ result in parts that exhibit exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. All of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

General Corporate Information

We were originally incorporated in California in 1987, and we reincorporated in Delaware in May 2003.  Our principal executive office is located at 20321 Valencia Circle, Lake Forest, California 92630. Our telephone number at that address is (949) 635-2100. Our Internet website address is www.liquidmetal.com and all of our filings with the Securities and Exchange Commission (“SEC”) are available free of charge on our website.

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

Advantages of Liquidmetal Alloys

Liquidmetal alloys possess a unique combination of performance, processing, and potential cost advantages that we believe makes them superior in many ways to other commercially available materials for a variety of existing and potential future product applications. The unique combined process results of precise dimensional control and repeatability, surface finish, strength, hardness, elasticity, and corrosion resistance are uncommon in crystalline material alternatives. Additionally, the ability to leverage various molding processes and related tooling technologies provides the ability to deliver a broad range of material characteristics in a complex shaped component.

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

Applications for Liquidmetal Alloys

There are a very broad number of markets where Liquidmetal alloys have application opportunities. Some of the more prominent markets include: medical/ dental, automotive, non-consumer electronics, and sporting equipment. We believe that these areas are consistent with our strategy in terms of market size, building brand recognition, and providing an opportunity to develop and refine our processing capabilities. Although we believe that strategic partnership transactions could also create valuable opportunities beyond the parameters of these target markets, we anticipate continuing to pursue these markets both internally and in conjunction with partners.

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

Automotive Components

We are engaged in product development efforts relating to various automotive components that could be made from bulk Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide the combination of long-lasting surface finish, corrosion resistance, strength, and precision required by most automotive applications. The potential value offered by our alloys is higher performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape molded into components, thus reducing costs of secondary processing common with existing processes.

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

Apple License Transaction

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fullypaid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

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

In addition, the settlement amended and restated the two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. The amended and restated warrant agreement includes the effect of anti-dilution adjustments and is exercisable for 21,317,094 shares at an exercise price $0.16 per share under the anti-dilution provisions of the warrants. On March 22, 2017 Visser exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of our common stock. Upon exercise, we reclassified $975,000 of the associated warrant liability to permanent equity, with $4,000 being allocated to common stock and $971,000 to additional paid in capital. (see Note 11 in the accompanying footnotes to the consolidated financial statements).

Other License Transactions

On January 31, 2012, the Company entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. Since that time, the Company and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel. On December 6, 2013, the companies entered into an Exclusivity Agreement for a ten year term whereby the Company agreed, with certain exceptions and limitations, that the Company and its licensees would purchase amorphous alloy injection molding machines exclusively from Engel, and this exclusivity right was granted in exchange for certain royalties to be paid by Engel to the Company based on a percentage of the net sales price of such injection molding machines.

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

Our Intellectual Property

Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes more than 20 owned or licensed U.S. patents relating to the composition, processing, and application of our alloys, as well as more than 40 foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have acquired patent rights that provide us with the exclusive right to commercialize the amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2018 and 2036. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

•

Optimize Existing Alloys and Develop New Compositions. We believe that one of the key technology drivers of our business will continue to be our proprietary alloy compositions. We plan to continue research and development on new alloy compositions to reduce the cost of our proprietary alloy compositions, as well as to generate a broader class of amorphous alloys with a wider range of specialized performance characteristics. We believe that our ability to optimize our existing alloy compositions, and reduce their costs, will enable us to better tailor our alloys to our customers’ specific application requirements. Current efforts also include collaboration with Eontec, under the terms of the License Agreement, in developing alternative, low-cost, alloy compositions.

•

Develop New Applications. We will continue the research and development of new applications for Liquidmetal alloys. We believe the range of potential applications will broaden as we expand the forms, compositions, and methods of processing of our alloys.

We conduct our research and development programs internally, as well as through strategic relationships with third parties. Currently, our internal research and development efforts are conducted by a team of six scientists, engineers, and technicians each of whom we either employ directly or engage as a consultant.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2017, 2016 and 2015 were $2.0 million, $2.3 million and $2.1 million, respectively.

Raw Materials

Liquidmetal alloy compositions are comprised of many elements, many of which are generally available commodity products. While we believe that each of these raw materials is readily available in sufficient quantities from multiple sources on commercially acceptable terms, we continue to seek opportunities to secure stocks of essential elements in advance to manage lead-times and cost. Due to our inherent dependency on these alloy compositions for the manufacture of Liquidmetal products, any substantial increase in the price or interruption in the supply of these materials could have an adverse effect on our business.

Manufacturing

During 2017 we purchased and relocated to a new manufacturing facility, which will allow for the expansion of our ability to (i) provide on-site manufacturing of customer products, (ii) provide our customers and strategic partners a venue to inspect, collaborate, and demonstrate the latest developments of our alloy composition development and manufacturing processes, and (iii) be able to provide multiple platforms for manufacturing customer products. Additionally, as further validation of our on-site processes and focus on product quality, we have renewed our ISO 9001:2015 certification and will continue to add new customer quality process and procedures to secure additional quality certifications in future periods. This will allow for the continued growth of the customer base we are able to serve.

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

Customers

During 2017, there were five major customers, who together accounted for 63% of our revenue. During 2016, there were three major customers, who together accounted for 73% of our revenue. During 2015, there were three major customers, who together accounted for 52% of our revenue. As of December 31, 2017, three customers represented 84%, or $131,000, of the total outstanding trade accounts receivable. As of December 31, 2016, two customers represented 100%, or $95,000, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. Our goal is to educate customers on the benefits of our technology and help them gain adequate knowledge to apply the technology to their upcoming product application designs. To that end, we have business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products. We currently have four full-time employees engaged in sales and marketing activities. Additionally, we have expanded our outside sales forces to complement our internal team, as evidenced through the continued partnering with territorial market sales representatives.

Employees

As of December 31, 2017, we had 28 full-time employees and no part time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Golf Subsidiary

From 1997 until September 2001, we were engaged in the retail marketing and sale of golf clubs through a majority-owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001. However, in December 2012, we recommenced activities and discussions with potential partners regarding the development of golf club components for golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Such activities continued, on a limited basis, through 2017. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

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

We have experienced significant cumulative operating losses since our inception. Our operating loss for the fiscal years ended December 31, 2017, 2016, and 2015 were $8.6 million, $9.9 million, and $9.3 million, respectively. We had an accumulated deficit of approximately $245.4 million at December 31, 2017, approximately $236.7 million at December 31, 2016, and approximately $218.0 million at December 31, 2015. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

We may not be able to successfully identify, consummate, integrate, or derive benefit from strategic partnerships.

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

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2018 and 2036. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

As of December 31, 2017, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 47.6% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2017, the highest bid price for our common stock was $0.44 per share, while the lowest bid price during that period was $0.18 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office and principal research and development offices are located in Lake Forest, California and consist of approximately 41,000 square feet. We purchased the facility in February of 2017.

We currently expect that the foregoing facility will meet our anticipated manufacturing, research, warehousing, and administrative needs for the foreseeable future.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “OTCQB Venture Marketplace” under the symbol “LQMT.” On March 2, 2018, the last reported sales price of our common stock was $0.25 per share. As of March 2, 2018, we had 217 active record holders of our common stock.

The following table sets forth, on a per share basis, the range of high and low bid information for the shares of our common stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included, as reported by the “OTCQB Venture Marketplace.” These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2017	High	Low
Fourth Quarter	$0.42	$0.19
Third Quarter	$0.44	$0.27
Second Quarter	$0.32	$0.19
First Quarter	$0.25	$0.18

2016	High	Low
Fourth Quarter	$0.25	$0.14
Third Quarter	$0.18	$0.13
Second Quarter	$0.18	$0.12
First Quarter	$0.13	$0.07

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance our operations and future growth.

Stock Price Performance

The stock price performance graph below compares the cumulative total return of our common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000 ® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2012, and assumes a $100 investment on such date in our common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000 ® indices. With respect to the payment of dividends, the Company has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000 ® indices assume that all dividends were reinvested. The stock price performance graph set forth shall not be deemed “soliciting material” or to be “filed” with the SEC, and will not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this graph by reference into such a filing.

Item 6. Selected Financial Data

The following selected financial data insofar as it relates to the years ended December 31, 2017, 2016, 2015, 2014, and 2013 has been derived from our audited financial statements. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2017 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013

Statement of Operations Data:
Total revenue	$321	$480	$125	$603	$1,026
Net loss and comprehensive loss	$(8,690)	$(18,752)	$(7,317)	$(6,558)	$(14,248)
Net loss and comprehensive loss applicable to Liquidmetal Technologies shareholders	$(8,687)	$(18,744)	$(7,309)	$(6,546)	$(14,206)
Per Share:
Net loss- basic	$(0.01)	$(0.03)	$(0.02)	$(0.01)	$(0.04)
Net loss- diluted	$(0.01)	$(0.03)	$(0.02)	$(0.01)	$(0.04)
Weighted-average common shares outstanding (basic)	$897,273,890	$640,157,919	$470,955,041	$441,439,018	$341,451,559
Weighted-average common shares outstanding (diluted)	$897,273,890	$640,157,919	$470,955,041	$441,439,018	$341,451,559

	Year Ended December 31,
	2017	2016	2015	2014	2013

Balance Sheet Data:
Current assets	$42,188	$59,698	$5,302	$10,466	$2,689
Total assets	$55,075	$61,367	$7,273	$12,284	$4,103
Current liabilities	$464	$3,638	$1,974	$860	$1,071
Total liabilities	$3,512	$6,541	$2,889	$3,721	$6,848
Common stock	$909	$886	$477	$464	$376
Accumulated deficit	$(245,376)	$(236,689)	$(217,945)	$(210,636)	$(204,090)
Shareholders' equity (deficit)	$51,563	$54,826	$4,384	$8,563	$(2,745)

Common shares issued and outstanding have increased from 375,707,190 as of December 31, 2013 to 908,768,116 as of December 31, 2017. The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon the settlement of convertible debt, and the issuance of shares to employees.

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. Our alloys and the molding technologies we employ result in components that exhibit exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. All of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

Our revenues are derived from i) selling our bulk amorphous alloy custom products and parts for applications which include, but are not limited to, non-consumer electronic devices, medical products, automotive components, and sports and leisure goods; ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; and iii) product licensing and royalty revenue. We expect that these sources of revenue will continue to significantly change the character of our revenue mix as operations are scaled.

Our cost of sales consists primarily of the costs of manufacturing, which include raw alloy and internal labor required to operate our on-site production cells. Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

Research and development expenses represent salaries, related benefits expenses, consulting and contract services, expenses incurred for the design and testing of new processing methods, expenses for the development of sample and prototype products, and other expenses related to the research and development of Liquidmetal bulk alloys. Costs associated with research and development activities are expensed as incurred. We plan to enhance our competitive position by improving our existing technologies and developing advances in amorphous alloy technologies. We believe that our research and development efforts will focus on the discovery of new alloy compositions, the development of improved processing technology, and the identification of new applications for our alloys.

SIGNIFICANT TRANSACTIONS

Manufacturing Facility Purchase

On February 16, 2017, we purchased a 41,000 square foot manufacturing facility located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the property was $7,818,000.

2016 Purchase Agreement

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is 100% owned by our Chairman and CEO, Professor Lugee Li (“Professor Li’). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of our common stock for an aggregate purchase price of $63,400,000. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400,000 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000,000 on October 26, 2016.

In addition to the shares issuable under the 2016 Purchase Agreement, we issued to the Investor a warrant to acquire 10,066,809 shares of common stock (of which 2,609,913 of the warrant shares vested on March 10, 2016 and the remaining 7,456,896 warrant shares vested on October 26, 2016 at an exercise price of $0.07 per share). The warrant will expire on the tenth anniversary of its issuance date.

Further, the 2016 Purchase Agreement provided that the Investor would have the right to designate three members of our board of directors, with one such member serving as Chairman. The 2016 Purchase Agreement also provided that, with certain limited exceptions, if we were to issue any shares of common stock at any time through the fifth anniversary of the 2016 Purchase Agreement, the Investor will have a preemptive right to subscribe for and to purchase at the same price per share (or at market price, in the case of issuance of shares pursuant to stock options) the number of shares necessary to maintain its ownership percentage of our issued shares of common stock.

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

During March 2017, we signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines (“Machines”) at a total purchase price of $780,000. The Machines were delivered to our new manufacturing facility located in Lake Forest, CA in April 2017 and were operational during the fourth quarter of 2017.

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

Line of Credit Facility

In February 2015, we entered into a $2,000,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000,000. On August 26, 2016, we fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $0 for the year ended December 31, 2017, and $9,000 for the year ended December 31, 2016.

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

As a part of the July 2012 Private Placement, we issued warrants to purchase 18,750,000 shares of our common stock at an exercise price of $0.384 per share (reduced to $0.17 per share under the anti-dilution and price reset provisions of the warrants; see note 11 in the accompanying footnotes to the consolidated financial statements).

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

RESULTS OF OPERATIONS

	For the years ended December 31,
	2017		2016		2015
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$255		$453		$98
Licensing and royalties	66		27		27
Total revenue	321		480		125

Cost of sales	696	217%	553	115%	349	279%
Gross profit (loss)	(375)	-117%	(73)	-15%	(224)	-179%

Selling, marketing, general and administrative	6,265	1952%	7,472	1557%	7,010	5608%
Research and development	1,962	611%	2,342	488%	2,047	1638%
Total operating expense	8,227		9,814		9,057

Operating loss	(8,602)		(9,887)		(9,281)

Change in value of warrants, gain (loss)	(143)		(4,117)		1,946
Change in value of option liabilities, loss	-		(2,613)		-
Loss on contract modification	-		(2,126)		-
Interest expense	-		(9)		(4)
Interest income	55		-		22

Net loss	$(8,690)		$(18,752)		$(7,317)

(a)	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue and operating expenses

The revenue and operating expenses category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

Revenue. Total revenue decreased by $159 thousand to $321 thousand for the year ended December 31, 2017 from $480 thousand for the year ended December 31, 2016.  The decrease for the period was attributable to a continued focus on small scale pre-production orders in an effort to build a significant, recurring, funnel of production business. The decrease was also the result of the downtime associated with the relocation of principal operations to our new production facility and the continued build-out of our production cells.

Cost of sales. Cost of sales was $696 thousand, or 217% of total revenue, for the year ended December 31, 2017, an increase from $553 thousand, or 115% of total revenue, for the year ended December 31, 2016. The increase in our cost of sales for the year ended December 31, 2017 was primarily attributable to markdowns on raw materials inventory and future amounts to be received under firm purchase commitments, higher costs of production during 2017 as a result of the initial on-set of manufacturing efforts at our new facility, the scaling of internal processes, and higher inherent costs associated with designing and validating initial orders. The cost to manufacture products and components from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the year ended December 31, 2017, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to show continued improvement over time with increases in volume, lower costs for raw materials, and continuous refinements to our internal processes.  When we begin increasing our products revenues with shipments of routine, commercial products and components through our manufacturing facility and/or third party contract manufacturers, we expect to lower raw material and consumable costs through volume purchases, reduced labor and fixed overhead burdens on end products, and have more stable and predictable cost of sales percentages on product sales.

Gross profit (loss). Our gross profit (loss) decreased by $302 thousand from $(73) thousand as of December 31, 2016 to $(375) thousand as of December 31, 2017. Our gross margin percentage decreased from (15)% as of December 31, 2016 to (117)% as of December 31, 2017. As discussed above under “Cost of sales”, early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If and when we begin increasing our products revenues with shipments of routine, commercial products and components through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses decreased by $1.2 million to $6.3 million, or 1952% of revenue, for the year ended December 31, 2017 from $7.5 million, or 1557% of revenue, for the year ended December 31, 2016. The decrease in expense from the prior was due to lower costs associated with employee compensation, inclusive of a full reduction in incentive bonus accruals, offset by additional accruals under employee severance agreements.

Research and development expenses. Research and development expenses decreased by $380 thousand to $2.0 million, or 611% of revenue, for the year ended December 31, 2017, from $2.3 million, or 488% of revenue, for the year ended December 31, 2016. The decrease in expense was mainly due to decreases in employee compensation and lower internal project costs due to the completion of biocompatibility study efforts, which were largely conducted in 2016. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss decreased by $1.3 million from $9.9 million for the year ended December 31, 2016 to $8.6 million for the year ended December 31, 2017. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Change in value of warrants, gain (loss). The change in value of warrants was a non-cash loss of $143 thousand for the year ended December 31, 2017, which resulted from periodic valuation adjustments for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. The loss noted during the year ended December 31, 2017 compared to a loss of $4.1 million during the year ended December 31, 2016 was primarily due to an increase in our stock price during 2017 from $0.21 as of December 31, 2016 to $0.23 as of December 31, 2017. This upward trend was offset by the effect of current year exercises and reductions in other assumptions impacting the valuation model. Changes in the value of our warrants are non-cash and do not affect the core operations of our business.

Change in value of option liabilities, loss. The change in value of option liabilities was a non-cash loss of $2.6 million for the year ended December 31, 2016. This compares to $0 for the year ended December 31, 2017. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for written call options issued in connection with the 2016 Purchase Agreement. Due to the reclassification of these liabilities to permanent equity in May 2016 there will not be a prospective earnings impact in future periods. Changes in the value of option liabilities are non-cash and do not affect the core operations of our business or liquidity. Similar transactions are not expected in future periods.

Loss on contract modification. On August 11, 2016, we and the Investor amended the 2016 Purchase Agreement to extend the deadline for the Investor’s purchase of 300,000,000 additional shares of our common stock from the original deadline of August 17, 2016 to a new deadline of December 31, 2016. As a result of such amendment, we incurred an additional $2.1 million of expense relating to the extension of the exercise term for the written call options under the 2016 Purchase Agreement during the year ended December 31, 2016. Such expense was recorded directly to additional paid in capital. No such amounts were recorded during the year ended December 31, 2017.

Interest expense. Interest expense relates to interest incurred under our line of credit agreement. Interest expense was $0 and $9 thousand for the years ended December 31, 2017 and 2016, respectively.

Interest income. Interest income was $55 thousand and $0 for the years ended December 31, 2017 and 2016, respectively, from interest earned on cash deposits.

Net loss. Our annual net losses of $8.7 million as of December 31, 2017 and $18.8 million as of December 31, 2016 are reflective of operating expenses associated with our on-going business as well as non-operational expenses, discussed above, primarily related to losses in our warrant and option valuations, which are not reflective of our on-going business.

(b)	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue and operating expenses

The revenue and operating expenses category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $7.7 million for the year ended December 31, 2017, $7.8 million for the year ended December 31, 2016, and $6.8 million for the year ended December 31, 2015. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by (used in) investing activities totaled $(11.9) million for the year ended December 31, 2017, $1.8 million for the year ended December 31, 2016, and $(2.7) million for the year ended December 31, 2015. Annual amounts primarily consist of capital expenditures to support our manufacturing efforts including the purchase of our new manufacturing facility and additional production equipment Also included in investing cash flows for the year ended December 31, 2016 was $2 million related to changes in restricted cash to support collateral requirements for our line of credit facility.

Cash provided by financing activities

Cash provided by financing activities totaled $2.0 million for the year ended December 31, 2017, $62.2 million for the year ended December 31, 2016, and $2.3 million for the year ended December 31, 2015. Cash provided by financing activities for the year ended December 31, 2017 primarily consist of proceeds received from the exercise of warrants and stock options. The 2016 results include $62.7 million of net proceeds from the issuance of common stock under the 2016 Purchase Agreement, offset by $700 thousand in repayments of short-term debt under the line of credit facility.

Financing arrangements and outlook

During 2016 we raised a total of $62.7 million through the issuance of 405,000,000 shares of our common stock in multiple closings under the 2016 Purchase Agreement. The Company has a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have required that the Company engage in equity sales under various stock purchase agreements to support its operations and strategic initiatives. Uncertainty as to the outcome of these factors has previously raised substantial doubt about the Company’s ability to continue as a going concern. As a result of the funding under the 2016 Purchase Agreement, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company. As of December 31, 2017, the Company did not have any off-balance sheet arrangements.

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

•

We value our long-lived assets at the lower of cost or fair market value.  We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on our review of both qualitative and quantitative factors, inclusive of forecasted cash flows from the use of long-lived assets and external valuation inputs, no significant indicators of impairment were identified during the years ended December 31, 2017, 2016 and 2015, respectively.

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

•

Our inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined on the basis of weighted-average cost. We perform an analysis of our inventory balances at least quarterly to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The requirements applicable to the revised standard will be adopted using the modified retrospective method. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in $ thousands)

Alloy purchase commitments	$308	$308	$-	$-	$-

	$308	$308	$-	$-	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item can be found beginning on page 62 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2017 (the end of the period covered by this report).

Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2017. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Liquidmetal Technologies, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Liquidmetal Technologies, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in  2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes to the consolidated financial statements and the Financial Statement Schedule II listed in Item 15(a) (collectively, the “financial statements”) and our report dated March 6, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ SingerLewak LLP

Los Angeles, California

March 6, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of March 2, 2018:

Name	Age	Position

Lugee Li	58	Chairman of the Board, President and Chief Executive Officer

Bruce Bromage	63	Chief Operating Officer

Paul Hauck	56	Vice President- Worldwide Sales and Support

Bryce Van	34	Vice President- Finance

Isaac Bresnick	33	Executive Administrator and Director

Abdi Mahamedi	55	Vice Chairman of the Board

Walter Weyler	78	Director

Vincent Carrubba	58	Director

Tony Chung	48	Director

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

Bruce Bromage was elected by our board of directors to serve as Chief Operating Officer in October 2017 after serving as Executive Vice President of Business Development and Operations with our Company since November 2012. From April 2002 to August 2010, Dr. Bromage served as Executive Vice President and General Manager of Symmetricom, a publicly traded provider of products for communications infrastructure and systems and was an officer of the company. Responsibilities during his eight years with Symmetricom included Corporate Strategy, M&A Integration, Information Technology, and General Management of the Timing, Test and Measurement Division and the Technology Realization Center. Prior to Symmetricom, Dr. Bromage held senior executive positions with two high-technology startups and managed Strategic Business Development with Hewlett Packard. Dr. Bromage received his Ph.D. in Cognitive Psychology from the University of California, Santa Barbara in 1981 and has completed executive programs with the Stanford Graduate School of Business.

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

Bryce Van was appointed by our board of directors to serve as our Vice President of Finance and Principal Financial and Accounting Officer in August 2017. Previously, Mr. Van served as our Corporate Controller since joining the Company in August 2013. Mr. Van is a Certified Public Accountant and served seven years at PwC as an Audit Manager for a mix of large and small-cap SEC registrants. He received his B.A. degree in Business Economics from University of California Santa Barbara in 2006.

Isaac Bresnick began serving on our board of directors in October 2016 and was appointed to the role of Executive Administrator within the Company in November 2016. Mr. Bresnick also currently serves as Legal and Regulatory Affairs Director for the Leader Biomedical Group, a private company based in Hong Kong and operating from Amsterdam, the Netherlands, and has served in that role since October 2014. At Leader Biomedical, Mr. Bresnick is responsible for the direction and management of legal affairs, regulatory affairs, quality control, and quality assurance, as well as for advising executive management of affiliated companies. Mr. Bresnick also currently serves as the Managing Director of AAP Joints GmbH, a private company in Berlin, Germany, and has served in that role since July 2013. From January 2013 through June 2013, Mr. Bresnick provided full-time consulting services to AAP Orthopedics Ltd., a BVI company. Mr. Bresnick received his J.D. from the University of Connecticut School of Law in 2013, and his B.S. in Industrial Design from the University of Bridgeport in 2008. After completion of his undergraduate studies and continuing through his enrollment at the University of Connecticut, Mr. Bresnick worked as Senior Arrangements Designer for Electric Boat Corporation, a subsidiary of General Dynamics, from June 2008 to December 2012.

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

Vincent Carrubba began serving on our board of directors in October 2016. From September 2014 through the present, Mr. Carrubba has served as the CEO of Admiral Composite Technologies Inc. (“Admiral”), where he has developed new technologies for environmentally responsible and innovative building materials which represent Admiral’s product lines. Mr. Carrubba has also served as Admiral’s Chairman since its inception in 2009. From September 2014 through the present, Mr. Carrubba has served as the CEO of Asia Sourcing & Communications USA Inc. and he has served as its Chairman since its inception in 2013. From 2002 through August 2014, Mr. Carrubba served as the Director of research and development for Interdynamics Inc. and IDQ Holdings, where he was responsible for all research and development and quality control matters, including the management of engineering, legal, patenting, regulatory, insurance and consumer relations matters. From 1989 through 1992, Mr. Carrubba designed and installed the New York Stock Exchange telecommunications and information technology systems. Mr. Carrubba has held engineering and executive positions with Xerox, General Electric, Bristol-Meyers Squibb and AT&T and he is the inventor of several patents related to telecommunications, professional tools and consumer products. Mr. Carrubba received a Bachelor of Arts degree in Engineering Science and a Bachelor of Science Degree in Mechanical Engineering from Columbia University SEAS in 1982.

Tony Chung was appointed to our board of directors in August 2017. Mr. Chung had previously served as the Company’s Chief Financial Officer from December 2008 to August 2017. Prior to joining the Company, Mr. Chung served as CFO at BETEK Corporation, a real estate and investment subsidiary of SK Engineering and Construction, and as CFO of Solarcity, a company providing advanced solar technology and installation services. Mr. Chung is a Certified Public Accountant and served eight years at KPMG as an Audit and Consulting Manager for several large multinational companies. He received his B.S. degree in Business Administration from the University of California, Berkeley. Mr. Chung is also an Attorney at Law and received his J.D. degree from Pacific Coast University School of Law.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Weyler serves as the Chairman, and Mr. Mahamedi and Mr. Carrubba serve as the other members of, the Audit Committee. Our board of directors has determined that Mr. Weyler, Mr. Mahamedi, and Mr. Carrubba are all “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. Our board of directors has not deemed any members of the current Audit Committee to be qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K or demonstrate “financial sophistication” as defined by the rules of The NASDAQ Stock Market, Inc. Following the departure of the previous Audit Committee Chairman on March 28, 2016, the Company is in the process of identifying a “new audit committee financial expert” and will make an appointment once a suitable individual is identified.

The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, and the independence and performance of our internal and external auditors. The Audit Committee carries out these responsibilities through regular meetings with (1) our management team, (2) our internal auditors, with formal approval of fees and scope of services, and (3) our external auditors, with formal approval of the scope of services, fees, and quarterly independence assessments. The Audit Committee maintains open, direct, lines of communication with both the internal and external audit functions to further support them in their corporate governance efforts. The results of services performed by both our internal and external audit functions are reported directly to the Audit Committee.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2017 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2017.

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

The Compensation Discussion and Analysis section provides a description of the primary elements of the Company’s fiscal year 2017 compensation program and policies for all executive officers, who are referred to as our named executive officers:

●	Lugee Li, President and Chief Executive Officer
●	Bruce Bromage, Chief Operating Officer
●	Bryce Van, Vice President of Finance
●	Paul Hauck, Vice President- Worldwide Sales and Support
●	Isaac Bresnick, Executive Administrator
●	Tony Chung, Former Chief Financial Officer

In 2017, our named executive officers effectively completed multiple transactions important to the long-term success of the Company, including the continued expansion of the Company’s sales and marketing network, the related expansion of our sales pipeline for future production orders and licensing transactions, and the relocation of our principal operating facility.

Compensation Committee activities in 2017 included:

●	Evaluating the performance of the Company’s executive officers;
●	Reviewing and approving the total compensation and benefits of the Company’s executive officers, including cash compensation and long-term incentive compensation; and
●	Reviewing and amending guidelines and standards regarding the Company’s compensation practices and philosophy.

For the Company’s named executive officers, the Compensation Committee established compensation levels based, in part, on a framework of compensation benchmarking of comparable companies provided by external compensation consultants. To obtain access to independent compensation data, analysis and advice, an independent compensation consulting firm, PayScale, was retained in 2017 by the Compensation Committee. The principal projects assigned to the consultant include evaluation of the composition of the peer group of companies, evaluation of levels of executive compensation as compared to general market compensation data and the peer companies’ compensation data, and evaluation of proposed compensation programs or changes to existing programs. PayScale does not provide any other services to the Company and works with the Company’s management only on matters for which the Compensation Committee is responsible. The Compensation Committee is required to consider all factors relevant to a compensation consultant’s independence from management. The Compensation Committee has determined that the engagement of PayScale does not raise any independence, conflict of interest or similar concerns.

This section should be read in conjunction with the “Summary Compensation Table” and related tables pertaining to the compensation earned in 2017 by the named executive officers under the caption “Executive Compensation”.

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

●

PERFORMANCE BASED CASH AWARDS.  The Compensation Committee believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for shareholders and will utilize performance based cash awards, on a discretionary basis, to provide additional incentives.

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

We have identified a peer group of companies with a similar location and an emphasis of high tech manufacturing.

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

Performance Objectives

For 2017, the Compensation Committee considered performance objectives in the development timelines of our technology, while also taking into account that long-term incentives, including stock options, have already been put in place during the prior four years through issuances from the 2012 Equity Incentive Plan and 2015 Equity Incentive Plans.  Objectives in 2017 included:

●	Continued refinement of the Company’s manufacturing capabilities, inclusive of relocation to a larger manufacturing facility and qualifying lower cost tooling and alloy supplies;
●	Successful delivery of production parts from the Company’s manufacturing center; and
●	Continued expansion of the sales pipeline and identification of suitable applications for the technology.

Elements of 2017 Compensation

1.  SALARY.  In evaluating base salaries for 2017, the Compensation Committee believed it was important to maintain competitive base salary compensation. In 2017, Mr. Bromage’s annual base salary was increased from $240,000 to $291,000 concurrent with this appointment as Chief Operating Officer on October 18, 2017. Mr. Van’s annual salary was set at $210,000 upon his appointment to Vice President of Finance on August 16, 2017, and was later increased to $213,000 to align with market comparisons. Mr. Hauck’s annual base salary was set at $265,000, which was consistent with the previous year. Mr. Bresnick’s annual salary was increased to $154,000 on October 18, 2017 to align with market. Up until his separation from the Company on August 16, 2017, Mr. Chung’s annual base salary was set at $240,000, of which $155,077 was earned as of the separation date. Professor Li is not receiving an annual salary for his service as President and Chief Executive Officer.

2.  LONG-TERM INCENTIVES.  The Compensation Committee has chosen to rely upon equity instruments, namely options, in designing compensation packages for executives.  The Compensation Committee views the grant of equity based awards as an incentive for future performance since the value of these equity based awards will increase as the Company’s stock price increases, thereby satisfying the Compensation Committee’s goal of linking executive compensation to share price appreciation over the longer term and promoting the retention of the key executives throughout the development process of our technology.  In 2017, options for the purchase of common stock of 240,000, 120,000, 240,000, 240,000, and 240,000 were granted to Mr. Bromage, Mr. Van, Mr. Hauck, Mr. Bresnick, and Mr. Chung, respectively. Professor Li did not receive any options in 2017 related to his service as President and Chief Executive Officer.

3.  CASH AWARDS.  The Compensation Committee elected not to award short-term incentive cash bonuses during 2017 as a means of reducing operating expenses and focusing on fundamental improvements in manufacturing and sales operations. The Compensation Committee continues to value short-term incentive awards as part of the overall compensation mix and will consider granting such awards in future periods.

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

Vincent Carrubba, Chairman

Walter Weyler

Abdi Mahamedi

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2017: (i) Professor Li, our Chairman, President and Chief Executive Officer; (ii) Bruce Bromage, our Chief Operating Officer; (iii) Bryce Van, our Vice President of Finance, (iv) Paul Hauck, our Vice-President of Worldwide Sales and Support; (iv) Isaac Bresnick, our Executive Administrator; and (v) Tony Chung, our former Chief Financial Officer. Mr. Chung separated from the Company as of August 16, 2017. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2017, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2017, 2016 and 2015; (ii) the aggregate grant date fair value of stock and option awards granted during 2017, 2016 and 2015, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2017, 2016, and 2015 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2017, 2016, and 2015; (v) all other compensation for 2017, 2016, and 2015; and, finally, (vi) the dollar value of total compensation for 2017, 2016, and 2015.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Total
Lugee Li,	2017	$-	$-	$-	$-	(2)	$-
Chairman, President and Chief Executive Officer (8)	2016	$-	$-	$-	$-		$-
Bruce Bromage,	2017	$251,770	$-	$-	$45,119	(3)	$296,889
Chief Operating Officer	2016	$240,000	$105,300	$-	$89,991	(3)	$435,291
	2015	$240,000	$107,438	$-	$203,145	(3)	$550,583
Bryce Van,	2017	$170,184	$-	$-	$22,559	(4)	$192,743
Vice President- Finance (9)	2016	$139,100	$36,617	$-	$18,898	(4)	$194,615
	2015	$138,402	$36,971	$-	$40,629	(4)	$216,002
Paul Hauck,	2017	$265,000	$-	$-	$45,119	(5)	$310,119
Executive Vice President- Worldwide Sales and Support	2016	$265,000	$141,270	$-	$119,988	(5)	$526,258
	2015	$240,000	$107,438	$-	$270,860	(5)	$618,298
Isaac Bresnick,	2017	$95,539	$-	$-	$45,119	(6)	$140,658
Executive Administrator (10)	2016	$9,001	$-	$-	$-	(6)	$9,001

Tony Chung,	2017	$155,077	$-	$-	$45,119	(7)	$200,196
Chief Financial Officer (11)	2016	$240,000	$107,438	$-	$203,145	(7)	$550,583
	2015	$200,000	$99,000	$-	$274,547	(7)	$573,547

(1)	Please refer to Note 15 in the accompanying footnotes to the financial statements for discussion of the assumptions used in the valuation of option awards.
(2)	Options to purchase 700,000 shares of our common stock were awarded to Professor Li on May 4, 2016. Such awards were granted while Professor Li was a director of the Company and before his assuming the role of President and Chief Executive Officer.
(3)	Options to purchase 240,000, 1,500,000 and 1,500,000 shares of our common stock were awarded to Mr. Bromage on February 7, 2017, February 17, 2016 and January 27, 2015, respectively.
(4)	Options to purchase 120,000 shares of our common stock were awarded to Mr. Van on February 7, 2017.
(5)	Options to purchase 240,000, 2,000,000 and 2,000,000 shares of our common stock were awarded to Mr. Hauck on February 7, 2017, February 17, 2016 and January 27, 2015, respectively.
(6)

Options to purchase 240,000 and 700,000 shares of our common stock were awarded to Mr. Bresnick on February 7, 2017 and December 13, 2016, respectively. The 2016 award was granted while Mr. Bresnick was a Director and before taking a role with the Company.

(7)	Options to purchase 240,000, 1,500,000 and 1,500,000 shares of our common stock were awarded to Mr. Chung on February 7, 2017, February 17, 2016 and January 27, 2015, respectively.
(8)

Professor Li assumed the role of Chairman of the Company’s board of directors on October 26, 2016 and was approved by the board of directors as the Company’s President and Chief Executive Officer on December 13, 2016.

(9)	Mr. Van was appointed as the Vice President of Finance on August 16, 2017. Mr. Van had previously served as the Company’s Corporate Controller. Compensation amounts reflect amounts earned in both roles.
(10)	Mr. Bresnick became an employee of the Company effective November 1, 2016.
(11)	Mr. Chung ceased to be an employee of the Company on August 16, 2017.

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information about the median annual total compensation of our employees and the annual total compensation of Mr. Li, our Chief Executive Officer. For the year ended December 31, 2017:

●	the annual total compensation of our median employee was reasonably estimated to be $110,000; and
●	the annual total compensation of Mr. Li was $0.

Because Mr. Li did not receive any compensation or employer-paid welfare benefits from the Company in 2017, we cannot provide a ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee.

We identified our median employee using a multi-step process. First, we examined the base salaries and wages of all individuals employed by us on December 31, 2017 (other than Mr. Li), to identify the median base salary of all our employees. We annualized wages and salaries for all employees who were hired after January 1, 2017, as permitted by SEC rules. We then calculated the total compensation of each of the employees to whom we paid the median base salary according to the same rules we use to calculate the total compensation of our named executive officers reported in the Summary Compensation Table, including the value stock option grants. We selected the individual within such group whose total compensation was at the median to serve as our median employee whose compensation is disclosed above.

2017 Grants of Plan-Based Awards

The following table sets forth information with respect to grants of plan-based awards during 2017 to the named executive officers:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ share)	Grant Date Fair Value of Stock and Option awards ($)
Lugee Li	-	-	$-	$-
Bruce Bromage	2/7/2017	240,000	$0.23	$45,119
Bryce Van	2/7/2017	120,000	$0.23	$22,559
Paul Hauck	2/7/2017	240,000	$0.23	$45,119
Issac Bresnick	2/7/2017	240,000	$0.23	$45,119
Tony Chung	2/7/2017	240,000	$0.23	$45,119

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2017, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Lugee Li	221,667	478,333	(1)	-	$0.13	5/4/2026	-	-	-	-
Bruce Bromage	1,278,375	56,817	(2)	-	$0.08	2/6/2023	-	-	-	-
	1,306,783	397,717	(3)	-	$0.29	2/5/2024	-	-	-	-
	875,000	625,000	(4)	-	$0.14	1/28/2025	-	-	-	-
	550,000	950,000	(5)	-	$0.07	2/17/2026	-	-	-	-
	-	240,000	(6)	-	$0.23	2/7/2027	-	-	-	-
Bryce Van	40,000	50,000	(7)	-	$0.15	10/23/2023	-	-	-	-
	230,000	70,000	(3)	-	$0.29	2/5/2024	-	-	-	-
	40,000	125,000	(4)	-	$0.14	1/28/2025	-	-	-	-
	42,000	199,500	(5)	-	$0.07	2/17/2016	-	-	-	-
	-	120,000	(6)	-	$0.23	2/7/2027	-	-	-	-
Paul Hauck	1,483,300	798,700	(8)	-	$0.27	3/4/2024	-	-	-	-
	166,667	833,333	(4)	-	$0.14	1/28/2025	-	-	-	-
	166,666	1,266,667	(5)	-	$0.07	2/17/2026	-	-	-	-
	-	240,000	(6)	-	$0.07	2/7/2027	-	-	-	-
Isaac Bresnick	140,000	560,000	(9)	-	$0.25	12/13/2026	-	-	-	-
	-	240,000	(6)	-	$0.23	2/7/2027	-	-	-	-
Tony Chung	100,000	-		-	$0.124	8/16/2018	-	-	-	-
	732,374	-		-	$0.08	8/16/2018	-	-	-	-
	732,375	-		-	$0.29	8/16/2018	-	-	-	-
	825,000	-		-	$0.14	8/16/2018	-	-	-	-
	500,000	-		-	$0.07	8/16/2018	-	-	-	-
	75,000	-	(10)	-	$0.38	10/18/2027	-	-	-	-

(1)	The shares underlying these grants vest 20% following the first anniversary of the grant date of May 4, 2016, and on a monthly basis following such date for the remaining four years thereof.

(2)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 6, 2013, and on a monthly basis following such date for the remaining four years thereof.

(3)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 5, 2014, and on a monthly basis following such date for the remaining four years thereof.

(4)	The shares underlying these grants vest 20% following the first anniversary of the grant date of January 27, 2015, and on a monthly basis following such date for the remaining four years thereof.

(5)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 17, 2016, and on a monthly basis following such date for the remaining four years thereof.

(6)	The shares underlying these grants vest 33.33% following the first anniversary of the grant date of February 7, 2017, and on a monthly basis following such date for the remaining two years thereof.

(7)	The shares underlying these grants vest 20% following the first anniversary of the grant date of October 23, 2013, and on a monthly basis following such date for the remaining four years thereof.

(8)	The shares underlying these grants vest 20% following the first anniversary of the grant date of March 3, 2014, and on a monthly basis following such date for the remaining four years thereof.

(9)	The shares underlying these grants vest 20% following the first anniversary of the grant date of December 13, 2016, and on a monthly basis following such date for the remaining four years thereof.

(10)

The shares underlying these grants vest 33.33% following the first anniversary of the grant date of October 18, 2017, and on a monthly basis following such date for the remaining two years thereof. These awards were granted as part of Mr. Chung’s role as a Director of the Company. See “Director Compensation.”

Employment Agreements and Change of Control Agreement

On November 17, 2016, the Company and Thomas Steipp, the Company’s former President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement pursuant to which Mr. Steipp resigned as an officer, director, and employee of the Company (the “Separation Agreement”). The Separation Agreement provided for the payment of severance compensation to Mr. Steipp in the form of a lump sum of $300 (subject to tax withholdings) and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 3,990,400 of the unvested stock options held by Mr. Steipp as of the separation date and the extension of the exercise period of his options until the second anniversary of the date of the Separation Agreement. This resulted in a total of 10,777,949 stock options being exercisable by Mr. Steipp as of the separation date and resulted in an additional $297 of stock-based compensation expense during the year ended December 31, 2016. In connection with the Separation Agreement, Mr. Steipp and the Company granted each other mutual general releases subject to customary exceptions. As of December 31, 2017 and December 31, 2016, the Company had accrued liabilities totaling $0 and $301, respectively, relating to the Separation Agreement.

On August 16, 2017, the Company and Tony Chung, the Company’s former Chief Financial Officer, entered into a Separation Agreement and General Release pursuant to which Mr. Chung resigned as an officer and employee of the Company (the “Tony Chung Separation Agreement”). The Tony Chung Separation Agreement provided for the payment of severance compensation to Mr. Chung in the form of a continuation of his base annual salary of $240 (subject to tax withholdings) for a period of 12 months and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 247,650 of the unvested stock options held by Mr. Chung as of the separation date and the extension of the exercise period of his options until the first anniversary of the date of the Tony Chung Separation Agreement. This resulted in a total of 2,889,749 stock options being exercisable by Mr. Chung as of the separation date and resulted in an additional $89 of stock-based compensation expense during the year ended December 31, 2017. In connection with the Tony Chung Separation Agreement, Mr. Chung and the Company granted each other mutual general releases subject to customary exceptions. As of December 31, 2017 and December 31, 2016, the Company had accrued liabilities totaling $164 and $0, respectively, relating to the Tony Chung Separation Agreement.

On March 10, 2016, the Company amended its Change of Control Agreements with named executive officers. As so amended, the Change of Control Agreements provide that if the executive officer’s employment with the Company is terminated without cause during the one-year period after a change of control of the Company, then the terminated officer will receive a lump sum severance compensation in an amount equal to twelve months of his then-current base salary. The executive officers will each also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease, assignment to a lower-level position or a required move of more than 25 miles. In addition to the above-described severance compensation, upon any termination described in this paragraph, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements. “Change of control” is defined in the Change of Control Agreements, with certain exceptions, as a merger of the Company with a third-party, the sale of all or substantially all of the Company’s assets, the acquisition by a single person or group of more than 50% of the combined voting power of the Company’s outstanding securities. “Cause” is defined in the Change of Control Agreements to include fraud, embezzlement, dishonesty, material harm to the Company, or an uncured failure to adequately perform job duties, among other things.

Professor Li does not have an employment agreement or change of control agreement with the Company.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment agreement or change of control agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2017.

Name	Benefit	Termination without Cause ($)	Death ($)	Termination Following Change of Control ($)

Lugee Li (1)	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation	-	-	-
	Total Value	-	-	-

Bruce Bromage (2)	Salary	-	-	291,000
	Bonus	-	-	-
	Equity Acceleration	-	-	255,980
	Benefits Continuation	-	-	32,690
	Total Value	-	-	579,670

Bryce Van (2)	Salary	-	-	213,000
	Bonus	-	-	-
	Equity Acceleration	-	-	62,404
	Benefits Continuation	-	-	7,639
	Total Value	-	-	283,043

Paul Hauck (2)	Salary	-	-	265,000
	Bonus	-	-	-
	Equity Acceleration	-	-	382,586
	Benefits Continuation	-	-	13,643
	Total Value	-	-	661,229

Isaac Bresnick (2)	Salary	-	-	154,000
	Bonus	-	-	-
	Equity Acceleration	-	-	124,576
	Benefits Continuation	-	-	14,519
	Total Value	-	-	293,095

(1)	Professor Li does not have an employment agreement, nor is he currently receiving any form of compensation from the Company.
(2)

Severance amounts also apply if Mr. Bromage, Mr. Van, Mr. Hauck, and/or Mr. Bresnick terminate their own employment within one year after a change of control because of a salary decrease, assignment to a lower-level position or a required move of more than 25 miles.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abdi Mahamedi	$15,000	-	$37,599	(1)	-	-	-	$52,599
Walter Weyler	$20,000	-	$56,398	(2)	-	-	-	$76,398
Vincent Carrubba	$18,750	-	$52,706	(3)	-	-	-	$71,456
Tony Chung	$7,500	-	$22,581	(4)	-	-	-	$30,081
Richard Sevcik (5)	$5,000		$-		-	-	-	$5,000

(1)	Options to purchase 200,000 shares of our common stock were awarded to Mr. Mahamedi on February 7, 2017.
(2)	Options to purchase 300,000 shares of our common stock were awarded to Mr. Weyler on February 7, 2017.
(3)	Options to purchase 200,000 and 66,667 shares of our common stock were awarded to Mr. Carrubba on February 7, 2017 and May 3, 2017, respectively.
(4) (5)	Options to purchase 75,000 shares of our common stock were awarded to Mr. Chung on October 18, 2017. Mr. Sevcik resigned from our board on March 7, 2017.

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors. Each non-employee director received an annual base fee of $15,000. In addition, each non-employee director receives annual fees to act as chairmen or members of the various sub-committees of the board of directors. Such fees are $5,000 per member. All fees are paid quarterly in arrears.

We have a 2012 Equity Incentive Plan and a 2015 Equity Incentive Plan pursuant to which our non-employee directors are entitled to receive stock options. Each non-employee director in office on February 7, 2017 received an annual grant of options to purchase 200,000 shares of our common stock. In addition, non-employee directors may be entitled to receive options on a case by case basis, in an amount determined by our board of directors or its compensation committee in its respective discretion, to purchase shares of common stock upon initial election to the board of directors. In determining the number of options granted to a director upon initial election, the compensation committee uses its judgment and, consistent with our compensation objectives, maintains the flexibility necessary to recruit qualified and experienced directors. In connection with Mr. Chung’s election as a director on August 16, 2017, the compensation committee approved a grant of options to purchase 75,000 shares of common stock. All options granted under the plans have an exercise price equal to the fair market value of our common stock on the date of the grant. These stock options have a 10-year term and are exercisable pursuant to an equal 3-year vesting schedule, and remain exercisable for certain periods of time after a person is no longer a director.

No director who is an employee will receive separate compensation for services rendered as a director. However, our employee directors are eligible to participate in our 2012 and 2015 Equity Incentive Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 2, 2018 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership for each individual includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of March 2, 2018 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total 908,776,866 shares of our common stock were issued and outstanding as of March 2, 2018. Unless otherwise indicated, the address of all directors and named executive officers is 20321 Valencia Circle, Lake Forest, California 92630.

	Common Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)

Directors and Named Executive Officers
Lugee Li	416,695,292	(2)	45.3%
Abdi Mahamedi	15,536,114	(3)	1.7%
Walter Weyler	703,333	(4)	*
Vincent Carrubba	264,445	(5)	*
Tony Chung	2,974,999	(6)	*
Bruce Bromage	4,487,972	(7)	*
Bryce Van	479,667	(8)	*
Paul Hauck	2,328,767	(9)	*
Isaac Bresnick	280,000	(10)	*
Rich Sevcik	-	(11)	*

All directors and executive officers as a group (10 persons)	443,750,589		47.7%

5% Shareholders

Liquidmetal Technology Limited	415,066,809	(12)	45.2%
Room 906, Tai Tung Building, 8 Fleming Rd
Wanchai, Hong Kong

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 2, 2018. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 2, 2018, or securities convertible into common stock within 60 days of March 2, 2018, are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of common stock beneficially owned is based on 908,776,866 shares of common stock outstanding as of March 2, 2018.

(2)	Includes:

(a)

405,000,000 shares of common stock held of record by Liquidmetal Technology Limited. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has sole power to direct the voting and disposition of such shares;

(b)

10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 2, 2018. Professor Li is the sole owner, officer, and director of Liquidmetal Technology Limited and has sole power to direct the voting and disposition of such shares;

(c)	1,360,150 shares of common stock held of record by Professor Li; and

(d)

268,333 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 2, 2018.Does not include 431,667 shares that are issuable pursuant to outstanding stock options, held by Professor Li, that are not exercisable currently or within 60 days of March 2, 2018.

(3)	Includes:

(a)

13,858,908 shares of common stock held of record by Carlyle Holdings, LLC. Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Holdings, LLC;

(b)	759,428 shares of common stock held of record by Mr. Mahamedi; and

(c)

917,778 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 2, 2018. Does not include 512,222 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 2, 2018.

(4)

Includes 703,333 shares issuable pursuant to outstanding stock options, held of record by Mr. Weyler, which are exercisable currently or within 60 days of March 2, 2018. Does not include 796,667 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 2, 2018.

(5)

Includes 264,445 shares issuable pursuant to outstanding stock options, held of record by Mr. Carrubba, which are exercisable currently or within 60 days of March 2, 2018. Does not include 702,222 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 2, 2018.

(6)	Includes:

(a)	85,250 shares of common stock held of record by Mr. Chung; and

(b)

2,889,749 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 2, 2018. Does not include 75,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 2, 2018.

(7)	Includes:

(a)	14,030 shares of common stock held of record by Mr. Bromage; and

(b)

4,473,942 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 2, 2018. Does not include 1,805,750 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 2, 2018.

(8)

Includes 479,667 shares issuable pursuant to outstanding stock options, held of record by Mr. Van, which are exercisable currently or within 60 days of March 2, 2018. Does not include 436,833 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 2, 2018.

(9)

Includes 2,328,767 shares issuable pursuant to outstanding stock options, held of record by Mr. Hauck, which are exercisable currently or within 60 days of March 2, 2018. Does not include 2,626,566 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 2, 2018.

(10)

Includes 280,000 shares issuable pursuant to outstanding stock options, held of record by Mr. Bresnick, which are exercisable currently or within 60 days of March 2, 2018. Does not include 660,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 2, 2018.

(11)	Mr. Sevcik ceased being a Director on March 7, 2017.

(12)	Includes:

(a)	405,000,000 shares of common stock held of record by Liquidmetal Technology Limited; and
(b)	10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 2, 2018.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	21,759,994	$0.20	3,125,261
Equity compensation plans not approved by stockholders	12,675,000	0.13	18,096,202
Total	34,434,994	$0.17	21,221,463

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2017 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2002 Equity Incentive Plan (1)	10,000,000	2,112,000	189,000	-
2012 Equity Incentive Plan	30,000,000	5,303,745	21,570,994	3,125,261
2015 Equity Incentive Plan	40,000,000	9,228,798	12,675,000	18,096,202
Total Stock Options	80,000,000	16,644,543	34,434,994	21,221,463

(1)	The 2002 Equity Incentive Plan expired by its terms in April 2012, resulting in no additional incentive stock option grants being available under this plan.

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

There were 189,000 outstanding options or stock awards at a weighted average price of $0.16 under the 2002 Plan as of December 31, 2016. There were 189,000 options exercisable and 2,112,000 shares had been issued upon exercise of options under the 2002 Plan as of December 31, 2017.

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

There were 21,570,994 outstanding options or stock awards at a weighted average price of $0.20 under the 2012 Plan as of December 31, 2016. There were 15,541,221 options exercisable and 5,303,745 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2017.

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

There were 12,675,000 outstanding options or stock awards at a weighted average price of $0.13 under the 2015 Plan as of December 31, 2017. There were 4,501,667 options exercisable and 9,228,798 shares had been issued upon exercise of options under the 2015 Plan as of December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400,000. Liquidmetal Technology Limited is a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of December 31, 2017, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $877 thousand, $68 thousand, and $0 during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Director Independence

Our board of directors currently has six members – Lugee Li, Isaac Bresnick, Abdi Mahamedi, Walter Weyler, Vincent Carrubba, and Tony Chung. Our board of directors has determined that Mr. Mahamedi, Mr. Weyler, and Mr. Carrubba are “independent directors” as such term is defined by the rules of the NASDAQ Stock Market, Inc. In addition, all of the members of our Compensation Committee, Corporate Governance and Nominating Committee, and Audit Committee are “independent directors” under the rules of the NASDAQ Stock Market, Inc. and the SEC applicable to members of such committees.

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

Item 14. Principal Accountant Fees and Services

Audit Fees for 2017 and 2016

The following table summarizes the aggregate fees billed to us by SingerLewak LLP, our principal accountants, for professional services during the years ended December 31, 2017 and December 31, 2016:

Fees	2017	2016
Audit Fees (1)	$178,024	$168,714
All Other Fees	-	-
Total Fees	$178,024	$168,714

(1) Audit Fees.

Fees for audit services billed in 2017 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2016 and 2017; and
•	Review of the Company’s quarterly financial statements for 2017.

Fees for audit services billed in 2016 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2015 and 2016; and
•	Review of the Company’s quarterly financial statements for 2016.

Audit Committee Pre-Approval Policies

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our Audit Committee approved 100% of the services performed by SingerLewak LLP in 2017 and 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a)  The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page 60.

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

10.4	Form of Indemnity Agreement between Liquidmetal Technologies, Inc. and directors and executive officers (incorporated by reference from Exhibit 10.59 to the Form 10-K filed on March 16, 2006).

10.5	Form of Common Stock Purchase Warrant issued in connection with the 8% Senior Secured Convertible Subordinated Notes (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 7, 2009).

10.6*	Employment Agreement, dated August 3, 2010, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on November 4, 2010).

10.7**	Master Transaction Agreement, dated August 5, 2010, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.3 to the Form 10-Q filed on November 4, 2010).

10.8*	Liquidmetal Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 2, 2012).

10.9	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on July 2, 2012).

10.10	Common Stock Purchase Warrant, dated June 1, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.39 to the Registration Statement on Form S-1 filed July 18, 2012)

10.11	Common Stock Purchase Warrant, dated June 28, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.40 to the Registration Statement on Form S-1 filed July 18, 2012)

10.12

Amendment Number One to Master Transaction Agreement and Other Transaction Documents, dated June 15, 2012, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.41 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 3, 2012).

10.13

Amendment Number Two to Master Transaction Agreement and Other Transaction Documents, dated May 19, 2014, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 12, 2014).

10.14

Settlement Agreement and Mutual General Release, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 20, 2014).

10.15

Amended and Restated VPC Sublicense Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on May 20, 2014).

10.16

Amended and Restated Registration Rights Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 20, 2014).

10.17

Amended and Restated Mutual Nondisclosure Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on May 20, 2014).

10.18	Amended and Restated Common Stock Purchase Warrant, dated May 20, 2014, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.5 to the Form 8-K filed on May 20, 2014).

10.19	Liquidmetal Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 9, 2015).

10.20	Revolving Note, dated February 24, 2015, by Liquidmetal Technologies, Inc. in favor of City National Bank (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 26, 2015).

10.21	Security Agreement, dated February 24, 2015, by Liquidmetal Technologies, Inc. in favor of City National Bank (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 26, 2015).

10.22

Amendment Number Three to Master Transaction Agreement and Other Transaction Documents, dated June 17, 2015, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 6, 2015).

10.23	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 5, 2015).

10.24	Form of Amended and Restated Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 5, 2015).

10.25	Form of Amendment to Change of Control Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 9, 2016).

10.26

Stock Purchase Warrant, dated March 10, 2016, issued to Liquidmetal Technology Limited by Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on March 14, 2016).

10.27

Securities Purchase Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 14, 2016).

10.28

Parallel License Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and DongGuan Eontec Co., Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on March 14, 2016).

10.29*

Amended and Restated Employment Agreement, dated March 10, 2016, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on March 14, 2016).

10.30	Form of Amendment of Change of Control Agreement (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on March 14, 2016).

10.31

Amendment to Securities Purchase Agreement, dated August 17, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 17, 2016).

10.32

Separation and Mutual Release Agreement, dated November 17, 2016, between Liquidmetal Technologies, Inc. and Thomas Steipp (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 21, 2016).

10.33

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

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Shareholder’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Liquidmetal Technologies, Inc.

By:	/s/ Lugee Li
Lugee Li President and Chief Executive Officer (Principal Executive Officer)

Date:	March 6, 2018

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lugee Li and Bryce Van and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lugee Li
Lugee Li	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2018

/s/ Bryce Van
Bryce Van	Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 6, 2018

/s/ Abdi Mahamedi	Director	March 6, 2018
Abdi Mahamedi

/s/ Isaac Bresnick	Director	March 6, 2018
Isaac Bresnick

/s/ Vincent Carrubba	Director	March 6, 2018
Vincent Carrubba

/s/ Walter Weyler	Director	March 6, 2018
Walter Weyler

/s/ Tony Chung	Director	March 6, 2018
Tony Chung

Certifications provided as Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Liquidmetal Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and the Financial Statement Schedule II listed in Item 15(a) (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in  2013, and our report dated March 6, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SingerLewak LLP

We have served as the Company's auditor since 2011.

Los Angeles, California

March 6, 2018

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016

ASSETS

Current assets:
Cash	$41,309	$58,896
Restricted cash	5	5
Trade accounts receivable, net of allowance for doubtful accounts	157	95
Inventory	391	390
Prepaid expenses and other current assets	326	312
Total current assets	$42,188	$59,698
Property and equipment, net	12,465	1,139
Patents and trademarks, net	408	494
Other assets	14	36
Total assets	$55,075	$61,367

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	-	-
Accounts payable	92	331
Accrued liabilities	365	1,070
Deferred revenue	7	13
Warrant liabilities, current	-	2,224
Option liabilities	-	-
Total current liabilities	$464	$3,638

Long-term liabilities
Warrant liabilities, long-term	2,192	2,047
Other long-term liabilities	856	856
Total liabilities	$3,512	$6,541

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 908,768,116 and 886,090,164 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	909	886
Warrants	18,179	18,179
Additional paid-in capital	277,924	272,520
Accumulated deficit	(245,376)	(236,689)
Non-controlling interest in subsidiary	(73)	(70)
Total shareholders' equity	$51,563	$54,826

Total liabilities and shareholders' equity	$55,075	$61,367

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015

Revenue
Products	$255	$453	$98
Licensing and royalties	66	27	27
Total revenue	321	480	125

Cost of sales	696	553	349
Gross profit (loss)	(375)	(73)	(224)

Operating expenses
Selling, marketing, general and administrative	6,265	7,472	7,010
Research and development	1,962	2,342	2,047
Total operating expenses	8,227	9,814	9,057
Operating loss	(8,602)	(9,887)	(9,281)

Change in value of warrants, gain (loss)	(143)	(4,117)	1,946
Change in value of option liabilities, loss	-	(2,613)	-
Loss on contract modification	-	(2,126)	-
Interest expense	-	(9)	(4)
Interest income	55	-	22

Loss before income taxes	(8,690)	(18,752)	(7,317)
Income taxes	-	-	-

Net loss and comprehensive loss	(8,690)	(18,752)	(7,317)
Net loss attributable to non-controlling interest	3	8	8
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	(8,687)	(18,744)	(7,309)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.01)	$(0.03)	$(0.02)

Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.01)	$(0.03)	$(0.02)

Number of weighted average shares - basic	897,273,890	640,157,919	470,955,041
Number of weighted average shares - diluted	897,273,890	640,157,919	470,955,041

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total
Balance, December 31, 2014	-	464,482,819	$464	$18,179	$200,610	$(210,636)	$(54)	$8,563

Common stock issuance	-	12,500,000	13	-	1,555	-	-	1,568
Stock option exercises	-	166,666	-	-	13	-	-	13
Stock-based compensation	-	-	-	-	1,375	-	-	1,375
Restricted stock issued to officer	-	-	-	-	182	-	-	182
Net loss	-	-	-	-	-	(7,309)	(8)	(7,317)

Balance, December 31, 2015	-	477,149,485	$477	$18,179	$203,735	$(217,945)	$(62)	$4,384

Common stock issuance, net of issuance costs	-	405,000,000	405	-	60,974	-	-	61,379
Stock option exercises	-	2,197,199	2	-	204	-	-	206
Stock-based compensation	-	-	-	-	1,694	-	-	1,694
Written call options	-	-	-	-	3,124	-	-	3,124
Loss on contract modification	-	-	-	-	2,126	-	-	2,126
Cashless warrant exercises	-	1,743,480	2	-	663	-	-	665
Net loss	-	-	-	-	-	(18,744)	(8)	(18,752)

Balance, December 31, 2016	-	886,090,164	$886	$18,179	$272,520	$(236,689)	$(70)	$54,826

Stock option exercises	-	10,978,664	11	-	1,227	-	-	1,238
Stock-based compensation	-	-	-	-	1,255	-	-	1,255
Warrant exercises	-	11,699,288	12	-	2,922	-	-	2,934
Net loss	-	-	-	-	-	(8,687)	(3)	(8,690)

Balance, December 31, 2017	-	908,768,116	$909	$18,179	$277,924	$(245,376)	$(73)	$51,563

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015

Operating activities:
Net loss	$(8,690)	$(18,752)	$(7,317)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	634	527	522
Stock-based compensation	1,255	1,694	1,375
Loss on contract modification	-	2,126	-
Restricted stock compensation issued to officer	-	-	182
Loss (gain) from change in value of warrants	143	4,117	(1,946)
Loss from change in value of option liabilities	-	2,613	-

Changes in operating assets and liabilities:
Trade accounts receivable	(62)	(65)	53
Inventory	(1)	(307)	(83)
Prepaid expenses and other current assets	(14)	96	(34)
Other assets	22	(5)	-
Accounts payable and accrued liabilities	(944)	204	337
Deferred revenue	(6)	(64)	77
Net cash used in operating activities	(7,663)	(7,816)	(6,834)

Investing Activities:
Purchases of property and equipment	(11,874)	(198)	(675)
Decrease (increase) in restricted cash	-	2,003	(2,008)
Investment in patents and trademarks	-	(22)	-
Net cash provided by (used in) investing activities	(11,874)	1,783	(2,683)

Financing Activities:
Proceeds from (repayment of) short-term debt	-	(700)	700
Proceeds from exercise of stock options	1,238	206	13
Proceeds from exercise of warrants	712	-	-
Proceeds from stock issuance, net of issuance costs	-	62,650	1,568
Net cash provided by financing activities	1,950	62,156	2,281

Net increase (decrease) in cash	(17,587)	56,123	(7,236)

Cash at beginning of period	58,896	2,773	10,009
Cash at end of period	$41,309	$58,896	$2,773

Supplemental Schedule of Non-Cash Financing Activities:
Cashless exercise of warrants	2,222	665	-

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that the Company believes will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. The Company’s alloys and the molding technologies it employs results in components that exhibit: exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. Interestingly, all of these characteristics are achievable from the molding process, so design engineers do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. The Company believes these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, the Company believes these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy products to customers who produce medical devices, automotive assemblies, sports and leisure goods, and non-consumer electronic devices, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, iii) product licensing and royalty revenue, and iv) research and development revenue. The Company expects that these sources of revenue will continue to significantly change the character of the Company’s revenue mix.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc., its special-purpose wholly-owned subsidiary, Crucible Intellectual Property, 20321 Valencia LLC, and Liquidmetal Golf. All intercompany balances and transactions have been eliminated.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Cash. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2017 and 2016, the Company held no deposits in such highly liquid investments.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2017, three customers represented 84%, or $131, of the total outstanding trade accounts receivable. As of December 31, 2016, two customers represented 100%, or $95, of the total outstanding trade accounts receivable. During 2017, there were five major customers, who together accounted for 63% of total revenue. During 2016, there were three major customers, who together accounted for 73% of total revenue. During 2015, there were three major customers, who together accounted for 52% of total revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations and comprehensive loss. At December 31, 2017 and 2016, the Company had not recorded an allowance for doubtful accounts.

Inventory. Inventory is stated at the lower of weighted-average cost or net realizable value. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used in production and/or shipped to satisfy customer orders. We perform an analysis of our inventory balances at least quarterly to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on the Company’s review of both qualitative and quantitative factors no significant indicators of impairment were identified during the years ended December 31, 2017, 2016, and 2015, respectively.

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

As of December 31, 2017, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (current)	-	-	-	-
Warrant liabilities (long-term)	2,192	-	2,192	-

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

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $154, $83 and $76, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2017, 2016 and 2015, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. These management estimates are primarily related to impairment of long-lived assets, allowance for bad debt, warrant valuations, and inventory valuation.

Subsequent Events. The Company evaluated subsequent events through the filing of its Annual Report on Form 10-K with the SEC.

Supplemental Cash Flow Information. Cash payments for interest were $0, $9, and $4 in the years ended December 31, 2017, 2016, and 2015, respectively.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The requirements applicable to the revised standard will be adopted using the modified retrospective method. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is 100% owned by the Company’s Chairman and CEO, Professor Lugee Li (“Professor Li’). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

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

During March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines (“Machines”) at a total purchase price of $780. The Machines were delivered to the Company’s new manufacturing facility located in Lake Forest, CA in April 2017 and were operational during the fourth quarter of 2017.

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

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. On August 26, 2016, the Company fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $0 for the year ended December 31, 2017, $9 for the year ended December 31, 2016, and $4 for the year ended December 31, 2015.

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

4. Trade accounts receivable

Trade accounts receivable were comprised of the following:

	December 31,
	2017	2016
Trade accounts receivable	$157	$95
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable, net	$157	$95

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $326 and $312 as of December 31, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	December 31,
	2017	2016

Prepaid service invoices	$116	$65
Prepaid manufacturing and mold costs	-	27
Prepaid insurance premiums	210	220
Total	326	312

6. Inventory

Inventory totaled $391 and $390 as of December 31, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	December 31,
	2017	2016

Raw materials	$367	$350
Work in progress	24	25
Finished goods	-	15
Total	391	390

During the fourth quarter of 2017, the Company recorded a $279 write-down to raw materials inventory, with a corresponding increase to cost of sales. The write-down considered both on hand raw materials and those to be delivered under firm purchase commitments during 2018. The write-down was recorded in response to market conditions regarding part pricing for the Company’s technology and the overall view of prospective raw material prices to be used to fulfill future prototyping and production contracts. Given market entry challenges for a new technology, it has been determined that the material component of product pricing needs to be closer aligned with existing materials and technologies in order to be competitive. The Company expects that current research and development projects centered around reducing raw material costs, while maintaining quality and chemical specifications, will limit the impact of inventory price adjustments in future periods.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2017	2016

Land, building, and improvements	$8,947	$-
Machinery and equipment	5,577	$2,725
Computer equipment	253	236
Office equipment, furnishings, and improvements	181	564
Total	14,958	3,525
Accumulated depreciation	(2,493)	(2,386)
Total property and equipment, net	$12,465	$1,139

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $548, $429, and $423, respectively. For the year ended December 31, 2017, $42 of depreciation expense was included in cost of sales and $506 was included in selling, marketing, general and administrative expenses. For the year ended December 31, 2016, $20 of depreciation expense was included in cost of sales and $409 was included in selling, marketing, general and administrative expenses. For the year ended December 31, 2015, $29 of depreciation expense was included in cost of sales and $394 was included in selling, marketing, general and administrative expenses.

On February 16, 2017, the Company purchased a 41,000 square foot building located at 20321 Valencia Circle, Lake Forest, California 92630. In July 2017, the Company commenced use of the facility, primarily for manufacturing and office space. The total purchase price for the property was $7,818, exclusive of closing costs. The Company has funded the purchase through available cash on hand.

During March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines at a total purchase price of $780. The machines were delivered to the Company’s new manufacturing facility in April 2017 and were operational during the fourth quarter of 2017.

8. Patents and trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2017	2016

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total	2,400	2,400
Accumulated amortization	$(1,992)	$(1,906)
Total intangible assets, net	$408	$494

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Amortization expense was $86, $98, and $99 for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense
2018	$86
2019	84
2020	81
2021	56
2022	29
Thereafter	72
Total	$408

Accumulated amortization for the years ended December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016

Purchased and licensed patent rights	$(541)	$(534)
Internally developed patents	(1,326)	(1,253)
Trademarks	(125)	(119)
Total	$(1,992)	$(1,906)

The weighted average amortization periods for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

9. Short-Term Debt

Short-term debt totaled $0 and $0 as of December 31, 2017 and December 31, 2016, respectively, and consisted of borrowings under a line of credit facility, with a fixed interest rate of 2.1%. All borrowings were fully repaid upon maturity of the facility on August 26, 2016. Interest expense related to outstanding borrowings was $0, $9, and $4 for the years ended December 31, 2017, 2016, and 2015, respectively.

This credit facility required the Company to maintain collateral for the full amount of the facility. Following maturity of the facility all collateral requirements have been removed.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

10. Accrued Liabilities

Accrued liabilities totaled $365 and $1,070 as of December 31, 2017 and December 31, 2016, respectively. Included within these totals are the following:

	December 31,
	2017	2016

Accrued payroll, vacation, and bonuses	$149	$606
Accrued severance	164	301
Accrued audit fees	52	72
Straight-line rent accruals	-	91
Total	365	1,070

11. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statement of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser Precision Cast, LLC under a Master Transaction Agreement (the “Visser MTA Agreement”). These warrants had an original exercise price of $0.22 per share and an expiration date of June 1, 2017 and were originally valued at $4,260. These warrants also had certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.16 as of March 22, 2017 and December 31, 2016. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,317,094 as of March 22, 2017 and December 31, 2016. On March 22, 2017 Visser Precision Cast exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of the Company’s common stock. Upon exercise, the Company reclassified $975 of the associated warrant liability to additional paid in capital, with $4 being allocated to common stock and $971 to additional paid in capital. change in warrant value for these warrants for the years ended December 31, 2017, 2016 and 2015 was a gain (loss) of $553, ($1,494), and $1,019, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock as part of the July 2012 Private Placement. These warrants have an exercise price of $0.384 per share, expire on January 2, 2018, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of contractually defined price resets, and issuances under the 2013, 2014, and 2016 Purchase Agreements, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 and $0.17 as of December 31, 2017 and December 31, 2016, respectively. During the year ended December 31, 2017 investors party to the July 2012 Private Placement exercised a total of 10,540,750 warrants at an exercise price of $0.17 per share. As a result of these warrant exercises, the Company issued 7,457,902 shares of common stock, for total consideration of $712, and associated warrant liabilities of $1,247 were reclassified to additional paid in capital. The change in warrant value for these warrants for the years ended December 31, 2017, 2016 and 2015 was a (loss) gain of ($551), ($1,336), and $927, respectively.

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of December 31, 2017, these warrants were valued at $2,192 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 8.19 years, (ii) volatility of 111%, (iii) risk-free interest rate of 2.4%, and (iv) dividend rate of 0. The change in fair value for these warrants for the years ended December 31, 2017, 2016, and 2015 was a loss of $145, $1,287, and $0, respectively.

The following table summarizes the change in the Company’s warrant liabilities for the year ended December 31, 2017:

	Visser MTA	July 2, 2012	2016 Purchase
	Agreement	Private Placement	Agreement	Total

Ending Balance - December 31, 2016	$1,528	$696	$2,047	$4,271
Change in value of warrant liability, (gain) loss	(553)	551	145	143
Exercises	(975)	(1,247)	-	(2,222)
Ending Balance - December 31, 2017	$-	$-	$2,192	$2,192

Included in current liabilities	$-	$-	$-	$-
Included in long-term liabilities	$-	$-	$2,192	$2,192

The Company had warrants to purchase 10,066,809 and 41,924,653 shares of common stock outstanding as of December 31, 2017 and December 31, 2016, respectively, which were valued and classified as liabilities under FASB ASC 815.   The change in fair value of warrants resulted in a total non-cash (loss) gain of ($143), ($4,117), and $1,946 for the years ended December 31, 2017, 2016, and 2015, respectively.

The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model with the following range of assumptions:

	December 31,
	2017	2016
Expected life in years	8.19	0.42	-	9.19
Volatility	111%	76%	-	122%
Risk-free interest rate	2.4%	0.6%	-	2.5%
Dividend rate	0%		0

As of December 31, 2017, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

10,066,809	$0.07	March 10, 2026
10,066,809

12. Option Liabilities

As part of the 2016 Purchase Agreement, the Company granted the Investor the right to purchase shares of the Company’s common stock in the future at predetermined prices, of which the Investor was contractually obligated to effect following the satisfaction of certain conditions by the Company. These options allowed the Investor to purchase 200,000,000 shares of the Company’s common stock at a price of $0.15 per share and 100,000,000 shares of the Company’s common stock at a price of $0.25 per share. Given that the number of shares to be issued upon exercise of these options was in excess of the number of shares authorized for issuance, these options were originally required to be classified as liabilities under FASB ASC 815. The 200,000,000 share option and the 100,000,000 share option were initially valued at $489 and $22, respectively. Following the filing of an amendment to the Company’s Certificate of Incorporation, which allowed for adequate authorized shares, these options were revalued as of May 19, 2016 and reclassified to permanent shareholders’ equity. On May 19, 2016, the 200,000,000 share option and the 100,000,000 share option were valued at $2,931 and $193, respectively, under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.25 years, (ii) volatility of 85%, (iii) risk-free interest rate of 0.31%, and (iv) dividend rate of 0. The change in fair value for these options was a loss of $0 and $2,613 for the year ended December 31, 2016.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

13. Other Long-Term Liabilities

Other Long-term Liabilities balance of $856 and $856 as of December 31, 2017 and 2016, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

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

15. Stock Compensation Plan

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock may be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that have been granted prior to its expiration. As of December 31, 2017, there were 189,000 options outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During 2017, the Company granted options to purchase 2,807,262 shares of common stock, with total options outstanding of 21,570,994 as of December 31, 2017.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During 2017, the Company granted options to purchase 2,092,131 shares of common stock, with total options outstanding of 12,675,000 as of December 31, 2017.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $1,255, $1,694, and $1,557 for the years ended December 31, 2017, 2016, and 2015, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $1,665, $2,639, and $3,904 for the years ended December 31, 2017, 2016, and 2015, respectively.

On August 3, 2010, in conjunction with an employment agreement with Thomas Steipp, the Company’s former Chief Executive Officer, the Company also granted an aggregate of 6,000,000 restricted shares of the Company’s common stock, which vested ratably over five years. During the years ended December 31, 2017, 2016, and 2015, the Company recorded $0, $0, and $182, respectively, of compensation expense related to Mr. Steipp’s restricted shares, which are included in the stock-based compensation totals above.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.

	December 31,
	2017			2016			2015

Expected volatility	45.20%	-	107.54%	56.48%	-	115.39%	84.19%	-	168.46%
Expected dividends		-			-			-
Expected term (in years)	.123	-	5.85	1.00	-	6.32	0.73	-	6.32
Risk-free rate	0.82%	-	2.06%	0.76%	-	2.13%	0.39%	-	1.96%

Expected volatilities are based on historical volatility expected over the expected life of the options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Forfeiture rates of 19.86%, 8.83% and 5.34% were used for options granted during the years ended December 31, 2017, 2016 and 2015, respectively. The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2015	41,910,734	0.21
Granted	23,064,401	0.10
Exercised	(2,197,199)	0.09
Forfeited	(12,931,033)	0.14
Expired	(2,264,501)	0.19
Options outstanding at December 31, 2016	47,582,402	0.15
Granted	4,899,393	0.20
Exercised	(10,978,664)	0.11
Forfeited	(7,052,137)	0.15
Expired	(16,000)	0.77
Options outstanding at December 31, 2017	34,434,994	$0.17	6.6	$2,685
Options exercisable at December 31, 2017	20,231,888	$0.17	5.7	$1,607
Options unvested at December 31, 2017	14,203,106	$0.17	8.0	$1,078
Options vested or expected to vest at December 31, 2017	32,763,190	$0.17	6.5	$2,564

The following table provides supplemental data on stock options for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015

Weighted average grant date fair value per option granted	$0.18	$0.08	$0.12
Fair value of options vested	1,192	2,022	1,584
Cash from participants to exercise stock options	1,238	206	13
Intrinsic value of options exercised	2,271	221	8

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2017:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	13,501,576	6.31	$0.08	8,621,021	5.35	$0.08
0.11	-	0.468	20,933,418	6.83	0.23	11,610,867	5.92	0.25

	Total		34,434,994			20,231,888

The Company’s non-vested options at the beginning and ending of fiscal year 2017 had weighted-average grant-date fair values of $0.13 and $0.15 per option, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $261, $367, and $13 during the years ended December 31, 2017, 2016, and 2015, respectively.

16. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2017	2016

Loss carry forwards	$39,304	$57,097
Derivative valuations	521	685
NQSO	1,794	2,214
Tax Credits	382	433
Other	(54)	(99)
Total deferred tax asset	41,947	60,330

Valuation allowance	(41,947)	(60,330)
Total deferred tax asset, net	-	-

The valuation allowance (decreased) increased $(18,383) and $5,251 in 2017 and 2016, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 34% to 21% and is generally effective beginning January 1, 2018. US GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At the date of enactment, the Company’s deferred taxes were remeasured based upon the new tax rate and were reduced by $20,564, with a corresponding decrease to the valuation allowance. This was offset by current year net operating losses and changes to future tax deductions resulting from derivative valuations, the terms of stock compensation plans, and accrued liabilities.

The following table accounts for the differences between the expected federal tax benefit (based on the statutory 2017 U.S. federal income tax rate of 34%) and the actual tax provision:

	Years Ended December 31,
	2017	2016	2015

Expected federal tax benefit	-34.0%	-34.0%	-34.0%
Permanent items	1.7%	5.6%	0.4%
Net operating loss utilized or expired	0.0%	0.0%	0.0%
Increase in valuation allowance and others	32.3%	28.4%	33.6%

Effective tax rate	0%	0%	0%

As of December 31, 2017, the Company had approximately $159.6 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes expiring in 2018 through 2037. As a result of Tax Reform, the Company’s federal net operating losses were re-measured at 21%. The reduction in the federal corporate income tax rate does not change the gross dollar value of taxable income that may be offset by NOLs, however that taxable income will only be taxable at 21% in future periods, thus reducing the value of NOLs utilized after 2017. As of December 31, 2017, the Company had approximately $82.8 million of NOL carryforwards for California income tax purposes expiring in 2018 through 2037, respectively. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $36.2 million in federal NOL carryforwards, expiring in 2018 through 2037.

We recognize excess tax benefits associated with the exercise of stock options directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2017, deferred tax assets do not include approximately $406 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $406 if and when such excess tax benefits are realized.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of December 31, 2017, the Company had approximately $189 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2030. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law. Tax Reform did not impact the valuation of tax credit carryforwards, which directly offset taxes due.

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

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, the tax years 2013 through 2017, and 2012 through 2017 are subject to examination by the federal and California taxing authorities, respectively.

17. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 34,434,994 shares of common stock at prices ranging from $0.07 to $0.47 per share were outstanding at December 31, 2017, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 47,582,402 shares of common stock at prices ranging from $0.07 to $0.77 per share were outstanding at December 31, 2016, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 41,910,734 shares of common stock at prices ranging from $0.08 to $1.44 per share were outstanding at December 31, 2015, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at December 31, 2017 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 41,924,653 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at December 31, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 36,509,931 shares of common stock, with prices ranging from $0.17 to $0.19 per share, outstanding at December 31, 2015 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

18. Segment Information

The primary business of the Company is to develop and manufacture products and applications from amorphous alloys. As a result, the Company’s financial results are reported in a single segment.

19. Commitments and Contingencies

Alloy Purchase Commitments

As of December 31, 2017, the Company has signed firm purchase commitments for alloy supplies that will be delivered over the next twelve (12) months. Total commitments were $308 as of December 31, 2017.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Operating Lease Commitments

The Company previously leased its offices and warehouse facilities under various lease agreements, certain of which were subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. During June 2017, the Company terminated the remaining portion of the lease agreements, effective June 30, 2017. The termination resulted in the Company paying certain fees, related to new tenant accommodations and broker fees, equaling $125, which were off-set against previously recorded deferred rent expenses. This resulted in an additional expense of $17, which is included in rent expense for the year ended December 31, 2017. Additionally, concurrent with ceasing of operations at these facilities, the Company accelerated depreciation of remaining installed leasehold improvements in the amount of $30. As of December 31, 2017, the Company has no further obligations under these lease agreements.

Rent expense was $130, $225, and $225 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

21. Related Party Transactions

On November 17, 2016, the Company and Thomas Steipp, the Company’s former President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement pursuant to which Mr. Steipp resigned as an officer, director, and employee of the Company (the “Separation Agreement”). The Separation Agreement provided for the payment of severance compensation to Mr. Steipp in the form of a lump sum of $300 (subject to tax withholdings) and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 3,990,400 of the unvested stock options held by Mr. Steipp as of the separation date and the extension of the exercise period of his options until the second anniversary of the date of the Separation Agreement. This resulted in a total of 10,777,949 stock options being exercisable by Mr. Steipp as of the separation date and resulted in an additional $297 of stock-based compensation expense during the year ended December 31, 2016. In connection with the Separation Agreement, Mr. Steipp and the Company granted each other mutual general releases subject to customary exceptions. As of December 31, 2017 and December 31, 2016, the Company had accrued liabilities totaling $0 and $301, respectively, relating to the Separation Agreement.

On August 16, 2017, the Company and Tony Chung, the Company’s former Chief Financial Officer, entered into a Separation Agreement and General Release pursuant to which Mr. Chung resigned as an officer and employee of the Company (the “Tony Chung Separation Agreement”). The Tony Chung Separation Agreement provided for the payment of severance compensation to Mr. Chung in the form of a continuation of his base annual salary of $240 (subject to tax withholdings) for a period of 12 months and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 247,650 of the unvested stock options held by Mr. Chung as of the separation date and the extension of the exercise period of his options until the first anniversary of the date of the Tony Chung Separation Agreement. This resulted in a total of 2,889,749 stock options being exercisable by Mr. Chung as of the separation date and resulted in an additional $89 of stock-based compensation expense during the year ended December 31, 2017. In connection with the Tony Chung Separation Agreement, Mr. Chung and the Company granted each other mutual general releases subject to customary exceptions. As of December 31, 2017 and December 31, 2016, the Company had accrued liabilities totaling $164 and $0, respectively, relating to the Tony Chung Separation Agreement.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of December 31, 2017, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $877, $68, and $0 during the years ended December 31, 2017, 2016, and 2015, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

22. Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total

Revenue	$48	$58	$36	$179	$321
Gross profit (loss)	(14)	(9)	(51)	(301)	$(375)
Operating loss	(2,109)	(1,797)	(2,290)	(2,406)	$(8,602)
Net loss and comprehensive loss	(945)	(3,821)	(3,951)	27	$(8,690)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.01)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total

Revenue	$168	$34	$154	$124	$480
Gross profit (loss)	10	21	(11)	(93)	$(73)
Operating loss	(2,566)	(2,367)	(2,238)	(2,716)	$(9,887)
Net loss and comprehensive loss	(9,178)	(824)	(3,802)	(4,948)	$(18,752)
Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Schedule II

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in $ thousands)

	Balance at	Additions Charged to			Balance
	Beginning	Costs and	Other		at End
Year ended December 31, 2017	of Period	Expenses	Accounts	Deductions	of Period

Uncollectible accounts	-	-	-	-	-
Deferred tax asset valuation allowance	60,330	2,834	-	(21,217)	41,947
Total	$60,330	$2,834	$0	$(21,217)	$41,947

Year ended December 31, 2016

Uncollectible accounts	-	-	-	-	-
Deferred tax asset valuation allowance	55,079	6,675	-	(1,424)	60,330
Total	$55,079	$6,675	$0	$(1,424)	$60,330

Year ended December 31, 2015

Uncollectible accounts	-	19	-	(19)	-
Deferred tax asset valuation allowance	54,948	4,451	-	(4,320)	55,079
	$54,948	$4,470	$0	$(4,339)	$55,079