Form 10-Q
period 2018-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2018-05-08
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes   ☐    No  ☒

The number of common shares outstanding as of May 4, 2018 was 909,183,592.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2018

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2017 entitled “Risk Factors,” as well as the following risks and uncertainties:

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$39,873	$41,309
Restricted cash	5	5
Trade accounts receivable	37	157
Inventory	467	391
Prepaid expenses and other current assets	232	326
Total current assets	$40,614	$42,188
Property and equipment, net	12,281	12,465
Patents and trademarks, net	387	408
Other assets	14	14
Total assets	$53,296	$55,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	163	92
Accrued liabilities	361	365
Deferred revenue	1	7
Total current liabilities	$525	$464

Long-term liabilities:
Warrant liabilities, long-term	2,467	2,192
Other long-term liabilities	856	856
Total liabilities	$3,848	$3,512

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 909,183,592 and 908,768,116 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	909	909
Warrants	18,179	18,179
Additional paid-in capital	278,247	277,924
Accumulated deficit	(247,814)	(245,376)
Non-controlling interest in subsidiary	(73)	(73)
Total shareholders' equity	49,448	51,563
Total liabilities and shareholders' equity	$53,296	$55,075

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenue
Products	$80	$48
Licensing and royalties	-	-
Total revenue	80	48

Cost of sales	81	62
Gross loss	(1)	(14)

Operating expenses
Selling, marketing, general and administrative	1,585	1,703
Research and development	610	392
Total operating expenses	2,195	2,095
Operating loss	(2,196)	(2,109)

Change in value of warrant liabilities, gain (loss)	(275)	1,150
Interest income	33	14

Net loss and comprehensive loss	(2,438)	(945)
Net loss attributable to non-controlling interest	-	2
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(2,438)	$(943)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)
Number of weighted average shares - basic and diluted	908,912,441	888,053,138

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2018

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balance, December 31, 2017	-	908,768,116	$909	$18,179	$277,924	$(245,376)	$(73)	$51,563

Stock option exercises		415,476	-		42			42
Stock-based compensation					281			281
Net loss						(2,438)	-	(2,438)

Balance, March 31, 2018	-	909,183,592	$909	$18,179	$278,247	$(247,814)	$(73)	$49,448

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017

Operating activities:
Net loss	$(2,438)	$(945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	108
Stock-based compensation	281	434
Change in value of warrant liabilities, (gain) loss	275	(1,150)

Changes in operating assets and liabilities:
Trade accounts receivable	120	95
Inventory	(76)	(383)
Prepaid expenses and other current assets	94	38
Accounts payable and accrued liabilities	67	(715)
Deferred revenue	(6)	4
Net cash used in operating activities	(1,431)	(2,514)

Investing Activities:
Purchases of property and equipment	(47)	(8,510)
Net cash used in investing activities	(47)	(8,510)

Financing Activities:
Proceeds from exercise of stock options	42	123
Net cash provided by financing activities	42	123

Net decrease in cash and restricted cash	(1,436)	(10,901)

Cash and restricted cash at beginning of period	41,314	58,901
Cash and restricted cash at end of period	$39,878	$48,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	-	975

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2018 and March 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2018. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) with respect to all contracts using the modified retrospective method. As a majority of the Company’s sales revenue continues to be recognized when products are shipped from its manufacturing facility, and there was no change in the recognition model historically applied to active license and royalty contracts under the new revenue standard, there was no adjustment to the opening balance of retained earnings. The impact to the Company’s results of operations is not expected to be material, on an on-going basis, because the analysis of the Company’s contracts under the new revenue standard supports a recognition model consistent with the Company’s current revenue recognition model. Revenue on the majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer.

Products- Product revenues are primarily generated from the sales and prototyping of molds and bulk alloy products. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, it records deferred revenue, which represents a contract liability. The Company will recognize deferred revenue as products revenue after it has transferred control of the goods or services to the customer and all revenue recognition criteria are met. Such amounts are not expected to be material on an ongoing basis.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

Licensing and royalties- License revenue arrangements in general provide for the grant of an exclusive or non-exclusive right to manufacture and/or sell products covered by patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined period of time. Licensing revenues that are one-time fees upon the granting of the license are recognized when i) the license term begins in a manner consistent with the nature of the transaction and the earnings process is complete, ii) when collectability is reasonably assured or upon receipt of an upfront fee, and iii) when all other revenue recognition criteria have been met. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the license. Licensing revenues that are related to royalties are recognized as the royalties are earned over the related period.

Practical Expedients and Exemptions- The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, marketing, general and administrative expenses. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount for which it has the right to invoice for services performed.

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

The Company has several financial instruments, namely warrant liabilities that are recorded at fair value on a periodic basis using Level 2 measurement inputs. These instruments are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing the accounting for certain financial instruments with characteristics of both liabilities and equity and derivative accounting. The fair value of such instruments is estimated using the Black-Scholes option pricing model. Due to the presence of certain anti-dilution and exercise price reset provisions, such instruments are required to be classified as liabilities (see Note 10).

As of March 31, 2018, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (long-term)	2,467	-	2,467	-

As of December 31, 2017, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (long-term)	2,192	-	2,192	-

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

Manufacturing Facility Purchase

On February 16, 2017, the Company purchased a 41,000 square foot manufacturing facility located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the property was $7,818.

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman and CEO, Professor Lugee Li (“Professor Li”). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

In addition to the shares issuable under the 2016 Purchase Agreement, the Company issued to the Investor a warrant to acquire 10,066,809 shares of common stock (of which the right to exercise 2,609,913 of the warrant shares vested on March 10, 2016 and the right to exercise the remaining 7,456,896 warrant shares vested on October 26, 2016 at an exercise price of $0.07 per share). The warrant will expire on the tenth anniversary of its issuance date.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

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

The Company’s majority-owned Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club parts and other products used in the sport of golf. The Company owns 79% of the outstanding common stock of Liquidmetal Golf.

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $232 and $326 as of March 31, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	March 31, 2018	December 31, 2017

Prepaid service invoices	$99	$116
Prepaid insurance premiums	133	210
Total	232	326

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

5. Inventory

Inventory totaled $467 and $391 as of March 31, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	March 31, 2018	December 31, 2017

Raw materials	$423	$367
Work in progress	44	24
Total	467	391

6. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017

Land, building, and improvements	$8,947	$8,947
Machinery and equipment	5,624	5,577
Computer equipment	253	253
Office equipment, furnishings, and improvements	181	181
Total	15,005	14,958
Accumulated depreciation	(2,724)	(2,493)
Total property and equipment, net	$12,281	$12,465

Depreciation expense for the three months ended March 31, 2018 and 2017 was $231 and $86, respectively. For the three months ended March 31, 2018 and 2017, $13 and $6 of depreciation expense, respectively, was included in cost of sales and $218 and $80 was included in selling, marketing, general and administrative expenses, respectively.

On February 16, 2017, the Company purchased a 41,000 square foot building located at 20321 Valencia Circle, Lake Forest, California 92630. In July 2017, the Company commenced use of the facility, primarily for manufacturing and office space. The total purchase price for the property was $7,818, exclusive of closing costs. The Company funded the purchase through available cash on hand.

During March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines at a total purchase price of $780. The machines were delivered to the Company’s new manufacturing facility in April 2017 and were operational during the fourth quarter of 2017.

The Company’s current manufacturing efforts are focused on the identification, design, and successful prototyping of customer applications, including, but not limited to, medical and automotive components. Experience has shown that customers will perform numerous tests and extensively evaluate components and products before incorporating them into their finished products. The time required for testing, evaluating, and designing the Company’s components and products for use in a customer’s products, and in some cases, obtaining regulatory approval, can be significant, with an additional period of time before a customer commences volume production of products incorporating Liquidmetal components and products, if ever. The time it takes to transition a customer from limited production to full-scale production runs will depend upon the nature of the processes and products into which Liquidmetal alloys are integrated.

Investments in the Company’s manufacturing infrastructure are made with the goal of reaching volume manufacturing levels, scaling and generating sustainable revenues, and ultimately reaching profitability. In the event applications in the current development pipeline do not result in meaningful revenues and/or there is a fundamental shift in the Company’s market outlook for the technology, the Company’s overall business strategy may need to change. Such decisions, depending on their nature, may result in future impairments of the Company’s manufacturing assets, inclusive of patents and trademarks. Pending a change in operational direction, and significant assumptions impacting ultimate recovery of these assets, the Company plans to continue to pursue volume manufacturing from its facility.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

7. Patents and Trademarks, net

Net patents and trademarks totaled $387 and $408 as of March 31, 2018 and December 31, 2017, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $21 and $22 for the three months ended March 31, 2018 and 2017, respectively.

8. Other Assets

Other assets totaled $14 and $14 as of March 31, 2018 and December 31, 2017, respectively, and consisted of long-term deposits.

9. Accrued Liabilities

Accrued liabilities totaled $361 and $365 as of March 31, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	March 31, 2018	December 31, 2017

Accrued payroll, vacation, and bonuses	$198	$149
Accrued severance	122	164
Accrued audit fees	41	52
Total	361	365

10. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statements of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser Precision Cast, LLC under a Master Transaction Agreement (the “Visser MTA Agreement”). These warrants had an original exercise price of $0.22 per share and an expiration date of June 1, 2017 and were originally valued at $4,260. These warrants also had certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.16 as of March 22, 2017 and December 31, 2016. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,317,094 as of March 22, 2017 and December 31, 2016. On March 22, 2017, Visser Precision Cast exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of the Company’s common stock. Upon exercise, the Company reclassified $975 of the associated warrant liability to additional paid in capital, with $4 being allocated to common stock and $971 to additional paid in capital. The change in warrant value for these warrants for the three months ended March 31, 2018 and 2017 was a gain of $0 and $553, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock as part of the July 2012 Private Placement. These warrants have an exercise price of $0.384 per share, expire on January 2, 2018, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. During the year ended December 31, 2017 investors party to the July 2012 Private Placement exercised a total of 10,540,750 warrants at an exercise price of $0.17 per share. As a result of these warrant exercises, the Company issued 7,457,902 shares of common stock, for total consideration of $712, and associated warrant liabilities of $1,247 were reclassified to additional paid in capital. The change in warrant value for these warrants for the three months ended March 31, 2018 and 2017 was a gain of $0 and $396, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of March 31, 2018, these warrants were valued at $2,467 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 7.94 years, (ii) volatility of 106%, (iii) risk-free interest rate of 2.7%, and (iv) dividend rate of 0. The change in fair value for these warrants for the three months ended March 31, 2018 and 2017 was a loss (gain) of $275 and $(201), respectively.

The following table summarizes the change in the Company’s warrant liabilities as of March 31, 2018:

2016 Purchase
Agreement

Beginning Balance - December 31, 2017	$2,192
Change in value of warrant liabilities, (gain)	275
Exercises	-
Ending Balance - March 31, 2018	$2,467

Included in current liabilities	$-
Included in long-term liabilities	$2,467

The Company had warrants to purchase 10,066,809 and 10,066,809 shares of common stock outstanding as of March 31, 2018 and December 31, 2017, respectively, which were valued and classified as liabilities under FASB ASC 815.

11. Other Long-Term Liabilities

Other long-term liabilities were $856 as of March 31, 2018 and December 31, 2017, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

12. Stock Compensation Plans

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but remains in effect only with respect to the equity awards that had been granted prior to its expiration. Under the 2002 Plan, the Company had outstanding grants of options to purchase 189,000 and 189,000 shares of the Company’s common stock as of March 31, 2018 and December 31, 2017, respectively.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2018, the Company granted options to purchase 287,175 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 21,445,035 and 21,570,994 shares of the Company’s common stock as of March 31, 2018 and December 31, 2017, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are authorized for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2018, the Company granted options to purchase 270,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 11,700,000 and 12,675,000 shares of the Company’s common stock as of March 31, 2018 and December 31, 2017, respectively.

Stock based compensation expense attributable to these plans was $281 and $434 for the three months ended March 31, 2018 and 2017, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $56 and $172 during the three months ended March 31, 2018 and 2017, respectively.

13. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 33,334,035 shares of common stock, at prices ranging from $0.07 to $0.47 per share, were outstanding at March 31, 2018, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at March 31, 2018, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Options to purchase 46,084,241 shares of common stock, at prices ranging from $0.07 to $0.77 per share, were outstanding at March 31, 2017, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 20,607,559 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at March 31, 2017 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

14. Commitments and Contingencies

Alloy Purchase Commitments

As of March 31, 2018 and December 31, 2017, the Company has signed firm purchase commitments for alloy supplies that will be delivered over the next twelve months. Total commitments were $236 and $308 as of March 31, 2018 and December 31, 2017, respectively.

Operating Lease Commitments

The Company previously leased its offices and warehouse facilities under various lease agreements, certain of which were subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. During June 2017, the Company terminated the remaining portion of the lease agreements, effective June 30, 2017. The termination resulted in the Company paying certain fees, related to new tenant accommodations and broker fees, equaling $125, which were off-set against previously recorded deferred rent expenses. This resulted in an additional expense of $17, which was included in rent expense for the year ended December 31, 2017. Additionally, concurrent with ceasing of operations at these facilities, the Company accelerated depreciation of remaining installed leasehold improvements in the amount of $30. As of December 31, 2017, the Company had no further obligations under these lease agreements.

Rent expense was $0 and $56 for the three months ended March 31, 2018 and 2017, respectively.

15. Related Party Transactions

On August 16, 2017, the Company and Tony Chung, the Company’s former Chief Financial Officer, entered into a Separation Agreement and General Release pursuant to which Mr. Chung resigned as an officer and employee of the Company (the “Tony Chung Separation Agreement”). The Tony Chung Separation Agreement provided for the payment of severance compensation to Mr. Chung in the form of a continuation of his base annual salary of $240 (subject to tax withholdings) for a period of 12 months and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 247,650 of the unvested stock options held by Mr. Chung as of the separation date and the extension of the exercise period of his options until the first anniversary of the date of the Tony Chung Separation Agreement. This resulted in a total of 2,889,749 stock options being exercisable by Mr. Chung as of the separation date and resulted in an additional $89 of stock-based compensation expense during the year ended December 31, 2017. In connection with the Tony Chung Separation Agreement, Mr. Chung and the Company granted each other mutual general releases subject to customary exceptions. Subsequently, Mr. Ching was appointed to the Company’s Board of Directors. As of March 31, 2018 and December 31, 2017, the Company had accrued liabilities totaling $105 and $164, respectively, relating to the Tony Chung Separation Agreement.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was formed in 2016 in contemplation of the transactions under the 2016 Purchase Agreement and is controlled by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and a major shareholder. As of March 31, 2018, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $5 and $624 during the three months ended March 31, 2018 and 2017, respectively.

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

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions, or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Revenue recognition
•	Impairment of long-lived assets and definite-lived intangibles
•	Deferred tax assets
•	Valuation of liability classified warrants and options and embedded derivatives
•	Valuation of inventory
•	Share based compensation

Our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

	For the three months ended March 31,

	2018		2017
	(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$80		$48
Licensing and royalties	-		-
Total revenue	80		48

Cost of sales	$81	101%	62	129%

Gross loss	(1)	-1%	(14)	-29%

Selling, marketing, general and administrative	1,585	1981%	1,703	3548%
Research and development	610	763%	392	817%

Operating loss	(2,196)		(2,109)

Change in value of warrant liabilities, gain (loss)	(275)		1,150
Interest income	33		14
Net loss	(2,438)		(945)

Revenue and operating expenses

Revenue. Total revenue increased to $80 thousand for the three months ended March 31, 2018 from $48 thousand for the three months ended March 31, 2017. The increase was attributable to a higher volume of prototyping and pre-production orders during the 2018 period as compared to the respective 2017 period.

Cost of sales. Cost of sales was $81 thousand, or 101% of products revenue, for the three months ended March 31, 2018, an increase from $62 thousand, or 129% of products revenue, for the three months ended March 31, 2017. The decrease in our cost of sales as a percentage of products revenue for the three months ended March 31, 2018 was primarily attributable lower raw material costs as a result of market adjustments taken during the fourth quarter of 2017 and improvements in production throughput. The cost to manufacture products and parts from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the three months ended March 31, 2018, our cost of sales as a percentage of products revenue continues to be volatile and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross loss. Our gross loss decreased to $(1) thousand from $(14) thousand for the three month periods ended March 31, 2018 and 2017, respectively. Our gross loss, as a percentage of products revenue, decreased to (1)% from (29)% for the three month periods ended March 31, 2018 and 2017, respectively. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,585 thousand and $1,703 thousand for the three months ended March 31, 2018 and 2017, respectively. The decrease in expenses was due to overall lower costs associated with employee compensation as a result of prior period headcount reductions.

Research and development. Research and development expenses increased to $610 thousand for the three months ended March 31, 2018, from $392 thosuand for the three months ended March 31, 2017. The increase in expense was mainly due to increased headcount to support product and alloy development initiatives. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,196 thousand and $2,109 thosuand for the three months ended March 31, 2018 and 2017, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Change in value of warrant liabilities, gain (loss). The change in value of warrant liabilities was a non-cash loss of $(275) thousand for the three months ended March 31, 2018. This compares to a non-cash gain of $1,150 thousand for the three months ended March 31, 2017. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $33 thousand and $14 thousand for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $1,431 thousand and $2,514 thousand for the three months ended March 31, 2018 and 2017, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $47 thousand and $8,510 thousand for the three months ended March 31, 2018 and 2017, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts including the purchase of our new manufacturing facility and additional production equipment.

Cash provided by financing activities

Cash provided by financing activities totaled $42 thousand and $123 thosuand for the three months ended March 31, 2018 and 2017, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options during the three months ended March 31, 2018 and 2017, respectively.

Financing arrangements and outlook

During 2016, we raised a total of $62.7 million through the issuance of 405,000,000 shares of our common stock in multiple closings under the 2016 Purchase Agreement. The Company has a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have required that the Company engage in equity sales under various stock purchase agreements to support its operations and strategic initiatives. Uncertainty as to the outcome of these factors has previously raised substantial doubt about the Company’s ability to continue as a going concern. As a result of the funding under the 2016 Purchase Agreement, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

Off Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant developments with respect to legal proceedings specifically affecting Liquidmetal Technologies, Inc. or its subsidiaries since the filing of the 2017 Annual Report.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2017 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2017 Annual Report.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 8, 2018	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)