Form 10-Q
period 2018-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2018-08-07
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes   ☐    No  ☒

The number of common shares outstanding as of August 3, 2018 was 909,972,342.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2018

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$37,902	$41,309
Restricted cash	5	5
Trade accounts receivable, net of allowance for doubtful accounts	64	157
Inventory	589	391
Prepaid expenses and other current assets	209	326
Total current assets	$38,769	$42,188
Property and equipment, net	12,054	12,465
Patents and trademarks, net	365	408
Other assets	14	14
Total assets	$51,202	$55,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	65	92
Accrued liabilities	237	365
Deferred revenue	-	7
Total current liabilities	$302	$464

Long-term liabilities:
Warrant liabilities, long-term	2,184	2,192
Other long-term liabilities	856	856
Total liabilities	$3,342	$3,512

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 909,239,009 and 908,768,116 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	909	909
Warrants	18,179	18,179
Additional paid-in capital	278,518	277,924
Accumulated deficit	(249,673)	(245,376)
Non-controlling interest in subsidiary	(73)	(73)
Total shareholders' equity	47,860	51,563
Total liabilities and shareholders' equity	$51,202	$55,075

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue
Products	$55	$58	$135	$106
Licensing and royalties	-	-	-	-
Total revenue	55	58	135	106

Cost of sales	61	67	142	129
Gross loss	(6)	(9)	(7)	(23)

Operating expenses
Selling, marketing, general and administrative	1,527	1,349	3,112	3,052
Research and development	644	439	1,254	831
Total operating expenses	2,171	1,788	4,366	3,883
Operating loss	(2,177)	(1,797)	(4,373)	(3,906)

Change in value of warrant liabilities, gain (loss)	283	(2,039)	8	(889)
Interest income	35	15	68	29

Net loss and comprehensive loss	(1,859)	(3,821)	(4,297)	(4,766)

Net loss attributable to non-controlling interest	-	1	-	3
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(1,859)	$(3,820)	$(4,297)	$(4,763)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Number of weighted average shares - basic and diluted	909,213,870	895,111,164	909,063,156	891,582,151

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2018

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2017	-	908,768,116	$909	$18,179	$277,924	$(245,376)	$(73)	$51,563

Stock option exercises		470,893	-		47			47
Stock-based compensation					547			547
Net loss						(4,297)	-	(4,297)

Balance, June 30, 2018	-	909,239,009	$909	$18,179	$278,518	$(249,673)	$(73)	$47,860

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017

Operating activities:
Net loss	$(4,297)	$(4,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525	247
Stock-based compensation	547	696
Change in value of warrant liabilities, (gain) loss	(8)	889

Changes in operating assets and liabilities:
Trade accounts receivable	93	64
Inventory	(198)	(368)
Prepaid expenses and other current assets	117	169
Other assets	-	22
Accounts payable and accrued liabilities	(155)	(1,127)
Deferred revenue	(7)	25
Net cash used in operating activities	(3,383)	(4,149)

Investing Activities:
Purchases of property and equipment	(71)	(10,183)
Net cash used in investing activities	(71)	(10,183)

Financing Activities:
Proceeds from exercise of stock options	47	426
Proceeds from stock issuance	-	414
Net cash provided by financing activities	47	840

Net decrease in cash and cash equivalents and restricted cash	(3,407)	(13,492)

Cash and cash equivalents and restricted cash at beginning of period	41,314	58,896
Cash and cash equivalents and restricted cash at end of period	$37,907	$45,404

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	-	975
Accrued capital expenditures	-	11

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the six months ended June 30, 2018 and June 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2018. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments (the “new revenue standard”) with respect to all contracts using the modified retrospective method. As a majority of the Company’s sales revenue continues to be recognized when products are shipped from its manufacturing facility, and there was no change in the recognition model historically applied to active license and royalty contracts under the new revenue standard, there was no adjustment to the opening balance of retained earnings. The impact to the Company’s results of operations is not expected to be material, on an on-going basis, because the analysis of the Company’s contracts under the new revenue standard supports a recognition model consistent with the Company’s current revenue recognition model. Revenue on the majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer.

Products- Product revenues are primarily generated from the sale and prototyping of molds and bulk alloy products. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, it records deferred revenue, which represents a contract liability. The Company will recognize deferred revenue as products revenue after it has transferred control of the goods or services to the customer and all revenue recognition criteria are met. Such amounts are not expected to be material on an ongoing basis.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of June 30, 2018 and December 31, 2017, the Company held deposits of $15,023 and $0, respectively, in such highly liquid investments.

Inventory

Inventory is stated at the lower of weighted-average cost or net realizable value. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used in production and/or shipped to satisfy customer orders. We perform an analysis of our inventory balances at least quarterly to determine If the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on the forecasted pipeline for customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on the Company’s review of both qualitative and quantitative factors no impairment charges have been recognized during the six months ended June 30, 2018 and 2017, respectively.

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
For the Six Months Ended June 30, 2018 and 2017

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

As of June 30, 2018, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (long-term)	2,184	-	2,184	-

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

In addition to the shares issuable under the 2016 Purchase Agreement, the Company issued to the Investor a warrant to acquire 10,066,809 shares of common stock (with respect to which the right to purchase 2,609,913 of the warrant shares vested on March 10, 2016 and the right to purchase the remaining 7,456,896 warrant shares vested on October 26, 2016) at an exercise price of $0.07 per share. The warrant will expire on the tenth anniversary of its issuance date.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017

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
For the Six Months Ended June 30, 2018 and 2017

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $209 and $326 as of June 30, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	June 30, 2018	December 31, 2017

Prepaid service invoices	$76	$116
Prepaid manufacturing and mold costs	78	-
Prepaid insurance premiums	55	210
Total	209	326

5. Inventory

Inventory totaled $589 and $391 as of June 30, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	June 30, 2018	December 31, 2017

Raw materials	$568	$367
Work in progress	21	24
Total	589	391

6. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017

Land, building, and improvements	$8,947	$8,947
Machinery and equipment	5,648	5,577
Computer equipment	253	253
Office equipment, furnishings, and improvements	181	181
Total	15,029	14,958
Accumulated depreciation	(2,975)	(2,493)
Total property and equipment, net	$12,054	$12,465

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

Depreciation expense for three and six months ended June 30, 2018 was $252 and $483, respectively. Depreciation expense for the three and six months ended June 30, 2017 was $118 and $204, respectively. For the three and six months ended June 30, 2018, $14 and $27 of depreciation expense, respectively, was included in cost of sales and $238 and $456 was included in selling, marketing, general and administrative expenses, respectively. For the three and six months ended June 30, 2017, $8 and $14 of depreciation expense, respectively, was included in cost of sales and $110 and $190 was included in selling, marketing, general and administrative expenses, respectively.

On February 16, 2017, the Company purchased a 41,000 square foot building located at 20321 Valencia Circle, Lake Forest, California 92630. In July 2017, the Company commenced use of the facility, primarily for manufacturing and office space. The total purchase price for the property was $7,818, exclusive of closing costs. The Company funded the purchase through available cash on hand.

During March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines at a total purchase price of $780. The machines were delivered to the Company’s new manufacturing facility in April 2017 and were operational beginning in the fourth quarter of 2017.

The Company’s current manufacturing efforts are focused on the identification, design, and successful prototyping of customer applications, including, but not limited to, medical and automotive components. Experience has shown that customers will perform numerous tests and extensively evaluate components and products before incorporating them into their finished products. The time required for testing, evaluating, and designing the Company’s components and products into a customer’s products, and in some cases, obtaining regulatory approval, can be significant, with an additional period of time before a customer commences volume production of products incorporating Liquidmetal components and products, if ever. The time it takes to transition a customer from limited production to full-scale production runs will depend upon the nature of the processes and products into which Liquidmetal alloys are integrated.

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

7. Patents and Trademarks, net

Net patents and trademarks totaled $365 and $408 as of June 30, 2018 and December 31, 2017, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $22 and $43 for the three and six months ended June 30, 2018, respectively. This compares to $22 and $43 for the three and six months ended June 30, 2017, respectively.

8. Other Assets

Other assets totaled $14 and $14 as of June 30, 2018 and December 31, 2017, respectively, and consisted of long-term deposits.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

9. Accrued Liabilities

Accrued liabilities totaled $237 and $365 as of June 30, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	June 30, 2018	December 31, 2017

Accrued payroll, vacation, and bonuses	$165	$149
Accrued severance	49	164
Accrued audit fees	23	52
Total	237	365

10. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statements of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser Precision Cast, LLC under a Master Transaction Agreement (the “Visser MTA Agreement”). These warrants had an original exercise price of $0.22 per share and an expiration date of June 1, 2017 and were originally valued at $4,260. These warrants also had certain anti-dilution and exercise price reset provisions which qualified the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.16 as of March 22, 2017 and December 31, 2016. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,317,094 as of March 22, 2017 and December 31, 2016. On March 22, 2017, Visser Precision Cast exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of the Company’s common stock. Upon exercise, the Company reclassified $975 of the associated warrant liability to additional paid in capital, with $4 being allocated to common stock and $971 to additional paid in capital. The change in warrant value for these warrants for the three and six months ended June 30, 2018 was $0 and $0, respectively. This compares to a gain of $0 and ($553) for the three and six months ended June 30, 2017, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in connection with a private placement of senior convertible notes (“the July 2012 Private Placement”). These warrants had an exercise price of $0.384 per share, expired on January 2, 2018, and were originally valued at $5,053. These warrants had certain anti-dilution and exercise price reset provisions which qualified the warrants to be classified as a liability under FASB ASC 815. During the year ended December 31, 2017 investors party to the July 2012 Private Placement exercised a total of 10,540,750 warrants at an exercise price of $0.17 per share. As a result of these warrant exercises, the Company issued 7,457,902 shares of common stock, for total consideration of $712, and associated warrant liabilities of $1,247 were reclassified to additional paid in capital. The change in warrant value for these warrants for the three and six months ended June 30, 2018 was $0 and $0, respectively. This compares to a loss of $1,059 and $663 for the three and six months ended June 30, 2017, respectively.

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of June 30, 2018, these warrants were valued at $2,184 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 7.69 years, (ii) volatility of 88%, (iii) risk-free interest rate of 2.9%, and (iv) dividend rate of 0. The change in fair value for these warrants for the three and six months ended June 30, 2018 was a gain of $283 and $8, respectively. This compares to a loss of $980 and $779 for the three and six months ended June 30, 2017, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

The following table summarizes the change in the Company’s warrant liabilities as of June 30, 2018:

2016 Purchase
Agreement

Beginning Balance - December 31, 2017	$2,192
Change in value of warrant liabilities, (gain)	(8)
Exercises	-
Ending Balance - June 30, 2018	$2,184

The Company had warrants to purchase 10,066,809 and 10,066,809 shares of common stock outstanding as of June 30, 2018 and December 31, 2017, respectively, which were valued and classified as liabilities under FASB ASC 815.

11. Other Long-Term Liabilities

Other long-term liabilities were $856 as of June 30, 2018 and December 31, 2017, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

12. Stock Compensation Plans

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but remains in effect only with respect to the equity awards that had been granted prior to its expiration. Under the 2002 Plan, the Company had outstanding grants of options to purchase 189,000 and 189,000 shares of the Company’s common stock as of June 30, 2018 and December 31, 2017, respectively.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2018, the Company granted options to purchase 817,175 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 21,919,618 and 21,570,994 shares of the Company’s common stock as of June 30, 2018 and December 31, 2017, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are authorized for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2018, the Company granted options to purchase 1,400,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 12,830,000 and 12,675,000 shares of the Company’s common stock as of June 30, 2018 and December 31, 2017, respectively.

Stock based compensation expense attributable to these plans was $266 and $547 for the three and six months ended June 30, 2018, respectively. This compares to $262 and $696 for the three and six months ended June 30, 2017, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $48 and $104 for the three and six months ended June 30, 2018, respectively. This compares to $0 and $172 for the three and six months ended June 30, 2017, respectively.

13. Shareholders’ Equity

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
For the Six Months Ended June 30, 2018 and 2017

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

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. The Company owns 79% of the outstanding common stock of Liquidmetal Golf. As of June 30, 2018, non-controlling interest was a deficit of $73. As of December 31, 2017, non-controlling interest was a deficit of $73.

14. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 34,938,618 shares of common stock, at prices ranging from $0.07 to $0.47 per share, were outstanding at June 30, 2018, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at June 30, 2018, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Options to purchase 43,935,560 shares of common stock, at prices ranging from $0.07 to $0.77 per share, were outstanding at June 30, 2017, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 18,113684 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at June 30, 2017 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

15. Commitments and Contingencies

Alloy Purchase Commitments

As of June 30, 2018 and December 31, 2017, the Company has signed firm purchase commitments for alloy supplies that will be delivered over the next twelve months. Total commitments were $83 and $308 as of June 30, 2018 and December 31, 2017, respectively.

Operating Lease Commitments

The Company previously leased its offices and warehouse facilities under various lease agreements, certain of which were subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. During June 2017, the Company terminated the remaining portion of the lease agreements, effective June 30, 2017. The termination resulted in the Company paying certain fees, related to new tenant accommodations and broker fees, equaling $125, which were off-set against previously recorded deferred rent expenses. This resulted in an additional expense of $17, which was included in rent expense for the year ended December 31, 2017. Additionally, concurrent with ceasing operations at these facilities, the Company accelerated depreciation of remaining installed leasehold improvements in the amount of $30. As of December 31, 2017, the Company had no further obligations under these lease agreements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

Rent expense was $0 and $0 for the three and six months ended June 30, 2018, respectively. This compares to $69 and $125 for the three and six months ended June 30, 2017, respectively.

16. Related Party Transactions

On August 16, 2017, the Company and Tony Chung, the Company’s former Chief Financial Officer, entered into a Separation Agreement and General Release pursuant to which Mr. Chung resigned as an officer and employee of the Company (the “Chung Separation Agreement”). Concurrently, Mr. Chung was elected to serve as a director of the Company. The Chung Separation Agreement provided for the payment of severance compensation to Mr. Chung in the form of a continuation of his base annual salary of $240 (subject to tax withholdings) for a period of 12 months and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 247,650 of the unvested stock options held by Mr. Chung as of the separation date and the extension of the exercise period of his options until the first anniversary of the date of the Chung Separation Agreement. This resulted in a total of 2,889,749 stock options being exercisable by Mr. Chung as of the separation date and resulted in an additional $89 of stock-based compensation expense during the year ended December 31, 2017. In connection with the Chung Separation Agreement, Mr. Chung and the Company granted each other mutual general releases subject to customary exceptions. Subsequently, the Company extended the exercise period of Mr. Chung's options to the second anniversary of the date of the Chung Separation Agreement. This resulted in an additional $48 of stock-based compensation expense during the quarter ended June 30, 2018. As of June 30, 2018 and December 31, 2017, the Company had accrued liabilities totaling $35 and $164, respectively, relating to the Chung Separation Agreement.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is a company owned by Professor Li that was formed in 2016 in contemplation of the 2016 Purchase Agreement. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of June 30, 2018, Professor Li is a greater-than 5% beneficial owner of the Company’s common stock and served (and currently serves) as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $48 and $53 during the three and six months ended June 30, 2018, respectively. Equipment and services procured from Eontec were $105 and $729 during the three and six months ended June 30, 2017, respectively.

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

Licensing Transactions

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, we entered into a Parallel License Agreement (the “License Agreement”) with DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), pursuant to which we each agreed to cross-license our respective technologies. The Company’s Chairman and CEO, Professor Lugee Li, is also a major shareholder and Chairman of Eontec.

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

Apple License Transaction

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

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

In addition, the settlement amended and restated the two warrants we issued to Visser in June 2012 to purchase 15,000,000 shares of our common stock at an exercise price of $0.22 per share. The amended and restated warrant agreement includes the effect of anti-dilution adjustments and is exercisable for 21,317,094 shares at an exercise price $0.16 per share under the anti-dilution provisions of the warrants. On March 22, 2017, Visser exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of our common stock. Upon exercise, we reclassified $975,000 of the associated warrant liability to permanent equity, with $4,000 being allocated to common stock and $971,000 being allocated to additional paid in capital. (see Note 10 in the accompanying Notes to the Consolidated Financial Statements).

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

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017

	For the Three months ended June 30,					For the Six months ended June 30,

	2018		2017		2018		2017
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$55		$58		$135		$106
Licensing and royalties	-		-		-		-
Total revenue	55		58		135		106

Cost of sales	$61	111%	67	116%	$142	105%	129	122%

Gross loss	(6)	-11%	(9)	-16%	(7)	-5%	(23)	-22%

Selling, marketing, general and administrative	1,527	2776%	1,349	2326%	3,112	2305%	3,052	2879%
Research and development	644	1171%	439	757%	1,254	929%	831	784%

Operating loss	(2,177)		(1,797)		(4,373)		(3,906)

Change in value of warrant liabilities, gain (loss)	283		(2,039)		8		(889)
Interest income	35		15		68		29
Net loss	(1,859)		(3,821)		(4,297)		(4,766)

Revenue and operating expenses

Revenue. Total revenue decreased to $55 for the three months ended June 30, 2018 from $58 the three months ended June 30, 2017. Total revenue increased to $135 for the six months ended June 30, 2018 from $106 for the six months ended June 30, 2017. The increase was primarily attributable to a higher volume of prototyping and pre-production orders during the 2018 period as compared to the respective 2017 period.

Cost of sales. Cost of sales was $61, or 111% of products revenue, for the three months ended June 30, 2018, a decrease from $67, or 116% of products revenue, for the three months ended June 30, 2017. Cost of sales was $142, or 105% of products revenue, for the six months ended June 30, 2018, an increase from $129, or 122% of products revenue, for the six months ended June 30, 2017. The decrease in our cost of sales as a percentage of products revenue for the six months ended June 30, 2018 was primarily attributable to lower raw material costs as a result of market adjustments taken during the fourth quarter of 2017 and improvements in production throughput. The cost to manufacture products and parts from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the three and six months ended June 30, 2018, our cost of sales as a percentage of products revenue continues to be volatile and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross loss. Our gross loss decreased to $(6) for the three month period ended June 30, 2018 from $(9) for the three month period ended June 30, 2017. Our gross loss, as a percentage of products revenue, decreased to (11)% for the three month period ended June 30, 2018 from (16)% for the three month period ended June 30, 2017. Our gross loss decreased to $(7) for the six month period ended June 30, 2018 from $(23) for the six month period ended June 30, 2017. Our gross loss, as a percentage of products revenue, decreased to (5)% for the six month period ended June 30, 2018 from (22)% for the six month period ended June 30, 2017. Early prototype and pre-production orders have generally resulted in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross loss percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross loss percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,527 and $3,112 for the three and six months ended June 30, 2018, respectively, compared to $1,349 and $3,052 for the three and six months ended June 30, 2017, respectively. The increase in expenses was primarily due to overall higher costs associated with employee compensation and severance payouts.

Research and development. Research and development expenses increased to $644 and $1,254 for the three and six months ended June 30, 2018, respectively, from $439 and $831 for the three and six months ended June 30, 2017, respectively. The increase in expense was mainly due to increased headcount to support product and alloy development initiatives. We continue to (i) perform research and development with respect to new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,177 and $4,373 for the three and six months ended June 30, 2018, respectively. This compares to $1,797 and $3,906 for the three and six months periods ended June 30, 2017, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Change in value of warrant liabilities, gain (loss). The change in value of warrant liabilities was a non-cash gain of $283 and $8 for the three and six months ended June 30, 2018, respectively. This compares to a non-cash loss of $2,039 and $889 for the three and six months ended June 30, 2017, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $35 and $68 for the three and six months ended June 30, 2018 and 2017, respectively. This compares to $15 and $29 for the three and six months ended June 30, 2017, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $3,383 and $4,149 for the six months ended June 30, 2018 and 2017, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $71 and $10,183 for the six months ended June 30, 2018 and 2017, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts including the purchase of our new manufacturing facility and additional production equipment.

Cash provided by financing activities

Cash provided by financing activities totaled $47 and $840 for the six months ended June 30, 2018 and 2017, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options during the six months ended June 30, 2018, and the exercise of stock options and warrants during the six months ended June 30, 2017.

Financing arrangements and outlook

During 2016, we raised a total of $62,700 through the issuance of 405,000,000 shares of our common stock in multiple closings under the 2016 Purchase Agreement. The Company has a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have required that the Company engage in equity sales under various stock purchase agreements to support its operations and strategic initiatives. Uncertainty as to the outcome of these factors has previously raised substantial doubt about the Company’s ability to continue as a going concern. As a result of the funding under the 2016 Purchase Agreement, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the current operating cycle and for the foreseeable future.

Off Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 7, 2018	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)