Form 10-Q
period 2018-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2018-11-06
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes   ☐    No  ☒

The number of common shares outstanding as of November 2, 2018 was 913,832,666.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2018

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$36,348	$41,309
Restricted cash	5	5
Trade accounts receivable, net of allowance for doubtful accounts	172	157
Inventory	19	391
Prepaid expenses and other current assets	348	326
Total current assets	$36,892	$42,188
Property and equipment, net	11,884	12,465
Patents and trademarks, net	343	408
Other assets	14	14
Total assets	$49,133	$55,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	196	92
Accrued liabilities	292	365
Deferred revenue	13	7
Total current liabilities	$501	$464

Long-term liabilities:
Warrant liabilities, long-term	1,599	2,192
Other long-term liabilities	856	856
Total liabilities	$2,956	$3,512

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 909,972,342 and 908,768,116 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	910	909
Warrants	18,179	18,179
Additional paid-in capital	278,773	277,924
Accumulated deficit	(251,611)	(245,376)
Non-controlling interest in subsidiary	(74)	(73)
Total shareholders' equity	46,177	51,563
Total liabilities and shareholders' equity	$49,133	$55,075

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue
Products	$205	$36	$340	$142
Licensing and royalties	48	-	48	-
Total revenue	253	36	388	142

Cost of sales	884	87	1,026	216
Gross loss	(631)	(51)	(638)	(74)

Operating expenses
Selling, marketing, general and administrative	1,381	1,739	4,493	4,791
Research and development	601	500	1,855	1,331
Total operating expenses	1,982	2,239	6,348	6,122
Operating loss	(2,613)	(2,290)	(6,986)	(6,196)

Change in value of warrant liabilities, gain (loss)	585	(1,674)	593	(2,563)
Interest income	89	13	157	42

Net loss and comprehensive loss	(1,939)	(3,951)	(6,236)	(8,717)

Net loss attributable to non-controlling interest	1	-	1	3
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(1,938)	$(3,951)	$(6,235)	$(8,714)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Number of weighted average shares - basic and diluted	909,972,342	899,432,109	909,366,218	894,198,803

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2018

($ in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2017	-	908,768,116	$909	$18,179	$277,924	$(245,376)	$(73)	$51,563

Stock option exercises		1,204,226	1		124			125
Stock-based compensation					725			725
Net loss						(6,235)	(1)	(6,236)

Balance, September 30, 2018	-	909,972,342	$910	$18,179	$278,773	$(251,611)	$(74)	$46,177

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Operating activities:
Net loss	$(6,236)	$(8,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Mark-down of inventory	641	-
Depreciation and amortization	802	429
Stock-based compensation	725	1,018
Change in value of warrant liabilities, (gain) loss	(593)	2,563

Changes in operating assets and liabilities:
Trade accounts receivable	(15)	91
Inventory	(269)	(332)
Prepaid expenses and other current assets	(22)	(96)
Other assets	-	22
Accounts payable and accrued liabilities	31	(741)
Deferred revenue	6	(5)
Net cash used in operating activities	(4,930)	(5,768)

Investing Activities:
Purchases of property and equipment	(156)	(11,156)
Net cash used in investing activities	(156)	(11,156)

Financing Activities:
Proceeds from exercise of stock options	125	891
Proceeds from exercise of warrants	-	414
Net cash provided by financing activities	125	1,305

Net decrease in cash and cash equivalents and restricted cash	(4,961)	(15,619)

Cash and cash equivalents and restricted cash at beginning of period	41,314	58,896
Cash and cash equivalents and restricted cash at end of period	$36,353	$43,277

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	-	1,487
Accrued capital expenditures	-	(13)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2018 and September 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2018. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018.

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
For the Nine Months Ended September 30, 2018 and 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of September 30, 2018 and December 31, 2017, the Company held deposits of $15,098 and $0, respectively, in such highly liquid investments.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on the Company’s review of both qualitative and quantitative factors no impairment charges have been recognized during the nine months ended September 30, 2018 and 2017, respectively.

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
For the Nine Months Ended September 30, 2018 and 2017

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

As of September 30, 2018, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (long-term)	1,599	-	1,599	-

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
For the Nine Months Ended September 30, 2018 and 2017

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

Other License Transactions

On January 31, 2012, the Company entered into a Supply and License Agreement for a five-year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. Since that time, the Company and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, the companies entered into an Exclusivity Agreement for a 10-year term whereby the Company agreed, with certain exceptions and limitations, that the Company and its licensees would purchase amorphous alloy injection molding machines exclusively from Engel in exchange for certain royalties to be paid by Engel to the Company based on a percentage of the net sales price of such injection molding machines.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $348 and $326 as of September 30, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	September 30, 2018	December 31, 2017

Prepaid service invoices	$76	$116
Prepaid manufacturing and mold costs	11	-
Prepaid insurance premiums	261	210
Total	348	326

5. Inventory

Inventory totaled $19 and $391 as of September 30, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	September 30, 2018	December 31, 2017

Raw materials	$-	$367
Work in progress	19	24
Total	19	391

During the third quarter of 2018, the Company recorded a $641 write-down to raw materials inventory, with a corresponding increase to cost of sales. The write-down, comprising the full capitalized amount of raw materials inventory, was recorded in response to market conditions regarding part pricing for the Company’s technology and the overall view of the platform and materials that will be used to fulfill future prototyping and production contracts. Given market entry challenges for a new technology, and continued pressure to be price competitive with existing solutions, the Company cannot objectively predict the timing of volume production, the materials that will support such production, nor if such production can be fulfilled at a profit. While the Company continues to expect that volume production is achievable, and with viable economics, the lack of a current sales backlog and the Company’s lack of sales history does not support any future value with respect to on-hand raw materials as of September 30, 2018.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

6. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2018	December 31, 2017

Land, building, and improvements	$8,980	$8,947
Machinery and equipment	5,683	5,577
Computer equipment	269	253
Office equipment, furnishings, and improvements	181	181
Total	15,113	14,958
Accumulated depreciation	(3,229)	(2,493)
Total property and equipment, net	$11,884	$12,465

Depreciation expense for three and nine months ended September 30, 2018 was $253 and $736, respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $161 and $365, respectively. For the three and nine months ended September 30, 2018, $18 and $45 of depreciation expense, respectively, was included in cost of sales and $235 and $691 was included in selling, marketing, general and administrative expenses, respectively. For the three and nine months ended September 30, 2017, $8 and $22 of depreciation expense, respectively, was included in cost of sales and $153 and $343 was included in selling, marketing, general and administrative expenses, respectively.

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

The Company’s current manufacturing efforts are focused on the identification, design, and successful prototyping of customer applications, including, but not limited to, medical and automotive components. Experience has shown that customers will perform numerous tests and extensively evaluate components and products before incorporating them into their finished products. The time required for testing, evaluating, and designing the Company’s components and products for use in a customer’s product, and in some cases, obtaining regulatory approval, can be significant, with an additional period of time before a customer commences volume production of products incorporating Liquidmetal components and products, if ever. The time it takes to transition a customer from limited production to full-scale production runs will depend upon the nature of the processes and products into which Liquidmetal alloys are integrated.

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

7. Patents and Trademarks, net

Net patents and trademarks totaled $343 and $408 as of September 30, 2018 and December 31, 2017, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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
For the Nine Months Ended September 30, 2018 and 2017

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $22 and $66 for the three and nine months ended September 30, 2018, respectively. This compares to $21 and $64 for the three and nine months ended September 30, 2017, respectively.

8. Other Assets

Other assets totaled $14 and $14 as of September 30, 2018 and December 31, 2017, respectively, and consisted of long-term deposits.

9. Accrued Liabilities

Accrued liabilities totaled $292 and $365 as of September 30, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	September 30, 2018	December 31, 2017

Accrued payroll, vacation, and bonuses	$238	$149
Accrued severance	12	164
Accrued audit fees	42	52
Total	292	365

10. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statements of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser Precision Cast, LLC under a Master Transaction Agreement (the “Visser MTA Agreement”). These warrants had an original exercise price of $0.22 per share and an expiration date of June 1, 2017 and were originally valued at $4,260. These warrants also had certain anti-dilution and exercise price reset provisions which qualified the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.16 as of March 22, 2017 and December 31, 2016. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,317,094 as of March 22, 2017 and December 31, 2016. On March 22, 2017, Visser Precision Cast exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of the Company’s common stock. Upon exercise, the Company reclassified $975 of the associated warrant liability to additional paid in capital, with $4 being allocated to common stock and $971 to additional paid in capital. The change in warrant value for these warrants for the three and nine months ended September 30, 2018 was $0 and $0, respectively. This compares to a gain of $0 and ($553) for the three and nine months ended September 30, 2017, respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock in connection with a private placement of senior convertible notes (“the July 2012 Private Placement”). These warrants had an exercise price of $0.384 per share, expired on January 2, 2018, and were originally valued at $5,053. These warrants had certain anti-dilution and exercise price reset provisions which qualified the warrants to be classified as a liability under FASB ASC 815. During the year ended December 31, 2017 investors party to the July 2012 Private Placement exercised a total of 10,540,750 warrants at an exercise price of $0.17 per share. As a result of these warrant exercises, the Company issued 7,457,902 shares of common stock, for total consideration of $712, and associated warrant liabilities of $1,247 were reclassified to additional paid in capital. The change in warrant value for these warrants for the three and nine months ended September 30, 2018 was $0 and $0, respectively. This compares to a loss of $735 and $1,398 for the three and nine months ended September 30, 2017, respectively.

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of September 30, 2018, these warrants were valued at $1,599 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 7.44 years, (ii) volatility of 89%, (iii) risk-free interest rate of 3.05%, and (iv) dividend rate of 0. The change in fair value for these warrants for the three and nine months ended September 30, 2018 was a gain of $585 and $593, respectively. This compares to a loss of $939 and $1,718 for the three and nine months ended September 30, 2017, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

The following table summarizes the change in the Company’s warrant liabilities as of September 30, 2018:

2016 Purchase Agreement

Beginning Balance - December 31, 2017	$2,192
Change in value of warrant liabilities, (gain)	(593)
Exercises	-
Ending Balance - September 30, 2018	$1,599

Included in current liabilities	$-
Included in long-term liabilities	$1,599

The Company had warrants to purchase 10,066,809 and 10,066,809 shares of common stock outstanding as of September 30, 2018 and December 31, 2017, respectively, which were valued and classified as liabilities under FASB ASC 815.

11. Other Long-Term Liabilities

Other long-term liabilities were $856 as of September 30, 2018 and December 31, 2017, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

12. Stock Compensation Plans

Under the Company’s 2002 Equity Incentive Plan (the “2002 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries, the Company granted options to purchase the Company’s common stock. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2002 Plan. The 2002 Plan expired by its terms in April 2012 but remains in effect only with respect to the equity awards that had been granted prior to its expiration. Under the 2002 Plan, the Company had outstanding grants of options to purchase 189,000 and 189,000 shares of the Company’s common stock as of September 30, 2018 and December 31, 2017, respectively.

On June 28, 2012, the Company adopted its 2012 Equity Incentive Plan, with the approval of the Company’s shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the Nine months ended September 30, 2018, the Company granted options to purchase 1,077,175 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 21,273,401 and 21,570,994 shares of the Company’s common stock as of September 30, 2018 and December 31, 2017, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are authorized for issuance under this plan. All options granted under this plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2018, the Company granted options to purchase 2,900,000 shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 11,896,667 and 12,675,000 shares of the Company’s common stock as of September 30, 2018 and December 31, 2017, respectively.

Stock based compensation expense attributable to these plans was $179 and $725 for the three and nine months ended September 30, 2018, respectively. This compares to $322 and $1,018 for the three and nine months ended September 30, 2017, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $0 and $104 for the three and nine months ended September 30, 2018, respectively. This compares to $89 and $261 for the three and nine months ended September 30, 2017, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017

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

Non-Controlling Interest

The Company’s Liquidmetal Golf subsidiary has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. The Company owns 79% of the outstanding common stock of Liquidmetal Golf. As of September 30, 2018, non-controlling interest was a deficit of $74. As of December 31, 2017, non-controlling interest was a deficit of $73.

14. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 33,359,068 shares of common stock, at prices ranging from $0.07 to $0.47 per share, were outstanding at September 30, 2018, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at September 30, 2018, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Options to purchase 36,919,218 shares of common stock, at prices ranging from $0.07 to $0.47 per share, were outstanding at September 30, 2017, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 17,113,684 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at September 30, 2017 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017

(numbers in thousands, except share and per share data)

(unaudited)

15. Commitments and Contingencies

Alloy Purchase Commitments

As of September 30, 2018, the Company had no outstanding purchase commitments for alloy supplies that will be delivered in future periods. Total commitments were $308 as of December 31, 2017.

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

Rent expense was $0 and $0 for the three and nine months ended September 30, 2018, respectively. This compares to $0 and $125 for the three and nine months ended September 30, 2017, respectively.

16. Related Party Transactions

On August 16, 2017, the Company and Tony Chung, the Company’s former Chief Financial Officer, entered into a Separation Agreement and General Release pursuant to which Mr. Chung resigned as an officer and employee of the Company (the “Chung Separation Agreement”). Concurrently, Mr. Chung was elected to serve as a director of the Company. The Chung Separation Agreement provided for the payment of severance compensation to Mr. Chung in the form of a continuation of his base annual salary of $240 (subject to tax withholdings) for a period of 12 months and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 247,650 of the unvested stock options held by Mr. Chung as of the separation date and the extension of the exercise period of his options until the first anniversary of the date of the Chung Separation Agreement. This resulted in a total of 2,889,749 stock options being exercisable by Mr. Chung as of the separation date and resulted in an additional $89 of stock-based compensation expense during the year ended December 31, 2017. In connection with the Chung Separation Agreement, Mr. Chung and the Company granted each other mutual general releases subject to customary exceptions. Subsequently, the Company extended the exercise period of Mr. Chung's options to the second anniversary of the date of the Chung Separation Agreement. This resulted in an additional $48 of stock-based compensation expense during the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company had accrued liabilities totaling $0 and $164, respectively, relating to the Chung Separation Agreement.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is a company owned by Professor Li that was formed in 2016 in contemplation of the 2016 Purchase Agreement. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of September 30, 2018, Professor Li is a greater-than 5% beneficial owner of the Company’s common stock and served (and currently serves) as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $85 and $133 during the three and nine months ended September 30, 2018, respectively. Equipment and services procured from Eontec were $28 and $757 during the three and nine months ended September 30, 2017, respectively.

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

Licensing Transactions

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, we entered into a Parallel License Agreement (the “License Agreement”) with DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), pursuant to which we each agreed to cross-license our respective technologies. The Company’s Chairman, President, and Chief Executive Officer, Professor Lugee Li, is also a major shareholder and Chairman of Eontec.

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

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five-year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees. Since that time, we and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, we entered into an Exclusivity Agreement for a ten-year term whereby we agreed, with certain exceptions and limitations, that we and our licensees would purchase amorphous alloy injection molding machines exclusively from Engel in exchange for certain royalties to be paid by Engel to us based on a percentage of the net sales price of such injection molding machines.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017

	For the Three months ended September 30,					For the Nine months ended September 30,
	2018		2017		2018		2017
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$205		$36		$340		$142
Licensing and royalties	48		-		48		-
Total revenue	253		36		388		142

Cost of sales	$884	431%	87	242%	$1,026	302%	216	152%

Gross loss	(631)	-308%	(51)	-142%	(638)	-188%	(74)	-52%

Selling, marketing, general and administrative	1,381	674%	1,739	4831%	4,493	1321%	4,791	3374%
Research and development	601	293%	500	1389%	1,855	546%	1,331	937%
Total operating expense	1,982		2,239		6,348		6,122

Operating loss	(2,613)		(2,290)		(6,986)		(6,196)

Change in value of warrant liabilities, gain (loss)	585		(1,674)		593		(2,563)
Interest income	89		13		157		42
Net loss	(1,939)		(3,951)		(6,236)		(8,717)

Revenue and operating expenses

Revenue. Total revenue increased to $253 for the three months ended September 30, 2018 from $36 the three months ended September 30, 2017. Total revenue increased to $388 for the nine months ended September 30, 2018 from $142 for the nine months ended September 30, 2017. The increase was primarily attributable to the recognition of the tooling component of future production orders and a higher volume of prototyping and pre-production orders during the 2018 period as compared to the respective 2017 period.

Cost of sales. Cost of sales was $884, or 431% of products revenue, for the three months ended September 30, 2018, an increase from $87, or 242% of products revenue, for the three months ended September 30, 2017. Cost of sales was $1,026, or 302% of products revenue, for the nine months ended September 30, 2018, an increase from $216, or 152% of products revenue, for the nine months ended September 30, 2017. The increase in our cost of sales for the three and nine months ended September 30, 2018 was primarily attributable to $641 in markdowns on raw materials inventory, which was slightly offset by improved production throughput. The cost to manufacture products and parts from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts, our cost of sales as a percentage of products revenue continues to be volatile and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross loss. Our gross loss increased to $631 for the three month period ended September 30, 2018 from $51 for the three month period ended September 30, 2017. Our gross loss, as a percentage of products revenue, increased to 308% for the three month period ended September 30, 2018 from 142% for the three month period ended September 30, 2017. Our gross loss increased to $638 for the nine month period ended September 30, 2018 from $74 for the nine month period ended September 30, 2017. Our gross loss, as a percentage of products revenue, increased to 188% for the nine month period ended September 30, 2018 from 52% for the nine month period ended September 30, 2017. In addition to book markdowns of raw materials inventory, early prototype and pre-production orders have generally resulted in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross loss percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross loss percentages to stabilize, increase and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,381 and $4,493 for the three and nine months ended September 30, 2018, respectively, compared to $1,739 and $4,791 for the three and nine months ended September 30, 2017, respectively. The decrease in expenses was primarily due to overall lower costs associated with employee compensation and severance payouts, as compared to prior periods.

Research and development. Research and development expenses were $601 and $1,855 for the three and nine months ended September 30, 2018, respectively, from $500 and $1,331 for the three and nine months ended September 30, 2017, respectively. The increase in expense was mainly due to increased headcount to support product and alloy development initiatives. We continue to (i) perform research and development with respect to new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $2,613 and $6,986 for the three and nine months ended September 30, 2018, respectively. This compares to $2,290 and $6,196 for the three and nine months periods ended September 30, 2017, respectively. Fluctuations in our operating loss are primarily attributable to variations in gross loss and operating expenses, as discussed above.

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

Change in value of warrant liabilities, gain (loss). The change in value of warrant liabilities was a non-cash gain of $585 and $593 for the three and nine months ended September 30, 2018, respectively. This compares to a non-cash loss of $(1,674) and $(2,563) for the three and nine months ended September 30, 2017, respectively. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price, and other inputs, for warrants issued in connection with the Visser MTA, the July 2012 Private Placement, and the 2016 Purchase Agreement. Changes in the value of our warrants are non-cash and do not affect the core operations of our business or liquidity.

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $89 and $157 for the three and nine months ended September 30, 2018 and 2017, respectively. This compares to $13 and $42 for the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $4,930 and $5,768 for the nine months ended September 30, 2018 and 2017, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $(156) and $(11,156) for the nine months ended September 30, 2018 and 2017, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts including the purchase of our new manufacturing facility and additional production equipment.

Cash provided by financing activities

Cash provided by financing activities totaled $125 and $1,305 for the nine months ended September 30, 2018 and 2017, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options during the nine months ended September 30, 2018, and the exercise of stock options and warrants during the nine months ended September 30, 2017.

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

Off Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 6, 2018	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)