Form 10-K
period 2018-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2019-03-05
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Title of each Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $126,921,923. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.26 per share, the closing price of the common stock as reported on the “OTCQB Venture Marketplace” on June 29, 2018 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 29, 2018 is deemed to be an affiliate. The number of shares of common stock outstanding as of March 1, 2019 was 914,316,624.

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

Our initial bulk amorphous alloy technology was developed by researchers at the California Institute of Technology (“Caltech”). We have acquired patent rights that provide us with the exclusive right to commercialize the amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2019 and 2036. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

We conduct our research and development programs internally, as well as through strategic relationships with third parties. Currently, our internal research and development efforts are conducted by a team of five scientists, engineers, and technicians each of whom we either employ directly or engage as a consultant.

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2018, 2017 and 2016 were $2.4 million, $2.0 million and $2.3 million, respectively.

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

Manufacturing

During 2017, we purchased and relocated to a new manufacturing facility, which will allow for the expansion of our ability to (i) provide on-site manufacturing of customer products, (ii) provide our customers and strategic partners a venue to inspect, collaborate, and demonstrate the latest developments of our alloy composition development and manufacturing processes, and (iii) us being able to provide multiple platforms for manufacturing customer products. Additionally, as further validation of our on-site processes and focus on product quality, we have renewed our ISO 9001:2015 certification and will continue to add new customer quality process and procedures to secure additional quality certifications in future periods. This will allow for the continued growth of the customer base we are able to serve.

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

Customers

During 2018, there were three major customers, who together accounted for 66% of our revenue. During 2017, there were five major customers, who together accounted for 63% of our revenue. During 2016, there were three major customers, who together accounted for 73% of our revenue. As of December 31, 2018, three customers represented 90%, or $108,000, of the total outstanding trade accounts receivable. As of December 31, 2017, three customers represented 84%, or $131,000, of the total outstanding trade accounts receivable. As of December 31, 2016, two customers represented 100%, or $95,000, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. Our goal is to educate customers on the benefits of our technology and help them gain adequate knowledge to apply the technology to their upcoming product application designs. To that end, we have business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products. We currently have three full-time employees engaged in sales and marketing activities. Additionally, we have expanded our outside sales forces to complement our internal team, as evidenced through the continued partnering with territorial market sales representatives.

Employees

As of December 31, 2018, we had 25 full-time employees and no part time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Golf Subsidiary

From 1997 until September 2001, we were engaged in the retail marketing and sale of golf clubs through a majority-owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001. However, in December 2012, we recommenced activities and discussions with potential partners regarding the development of golf club components for golf original equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Such activities continued, on a limited basis, through 2018. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

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

We have experienced significant cumulative operating losses since our inception. Our operating loss for the fiscal years ended December 31, 2018, 2017, and 2016 were $9.0 million, $8.6 million, and $9.9 million, respectively. We had an accumulated deficit of approximately $252.8 million at December 31, 2018, and approximately $245.4 million at December 31, 2017. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2019 and 2036. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

As of December 31, 2018, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 47.4% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2018, the highest bid price for our common stock was $0.29 per share, while the lowest bid price during that period was $0.10 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

We rely extensively on information technology in our operations, and any material failure, inadequacy, interruption, or security breach of that technology could have a material adverse impact on our business.

We rely extensively on information technology systems across our operations, including reporting results of operations, collection and storage of personal data of customers, employees and other stakeholders, and various other processes and transactions. Some of these systems are managed by third-party service providers. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of our business partners’ technology and systems could expose us and/or our customers and vendors to a risk of loss or misuse of such information, which could adversely affect our operating results, result in regulatory enforcement, other litigation and potential liability, and otherwise harm our business. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products depends significantly on the reliability and capacity of these systems and third-party service providers. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party provider, such measures cannot provide absolute security.

We have exposure to similar security risks faced by other companies that have data stored on their information technology systems. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If we or our third-party service providers systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, we could experience delays or decreases in product sales, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect its business, and cause it to incur significant losses and remediation costs.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “OTCQB Venture Marketplace” under the symbol “LQMT.” On March 1, 2019, the last reported sales price of our common stock was $0.17 per share. As of March 1, 2019, we had 209 active record holders of our common stock.

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

2018	High	Low
Fourth Quarter	$0.20	$0.10
Third Quarter	$0.26	$0.16
Second Quarter	$0.29	$0.23
First Quarter	$0.26	$0.20
2017	High	Low
Fourth Quarter	$0.42	$0.19
Third Quarter	$0.44	$0.27
Second Quarter	$0.32	$0.19
First Quarter	$0.25	$0.18

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance our operations and future growth.

Stock Price Performance

The stock price performance graph below compares the cumulative total return of our common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000 ® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2013, and assumes a $100 investment on such date in our common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000 ® indices. With respect to the payment of dividends, the Company has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000 ® indices assume that all dividends were reinvested. The stock price performance graph set forth shall not be deemed “soliciting material” or to be “filed” with the SEC, and will not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this graph by reference into such a filing.

Item 6. Selected Financial Data

The following selected financial data insofar as it relates to the years ended December 31, 2018, 2017, 2016, 2015, and 2014 has been derived from our audited financial statements. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2018 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014

Statement of Operations Data:
Total revenue	$532	$321	$480	$125	$603
Net loss and comprehensive loss	$(7,434)	$(8,690)	$(18,752)	$(7,317)	$(6,558)
Net loss and comprehensive loss applicable to Liquidmetal Technologies shareholders	$(7,433)	$(8,687)	$(18,744)	$(7,309)	$(6,546)
Per Share:
Net loss- basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.01)
Net loss- diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.01)
Weighted-average common shares outstanding (basic)	$910,546,059	$897,273,890	$640,157,919	$470,955,041	$441,439,018
Weighted-average common shares outstanding (diluted)	$910,546,059	$897,273,890	$640,157,919	$470,955,041	$441,439,018

	Year Ended December 31,
	2018	2017	2016	2015	2014

Balance Sheet Data:
Current assets	$35,748	$42,188	$59,698	$5,302	$10,466
Total assets	$47,851	$55,075	$61,367	$7,273	$12,284
Current liabilities	$554	$464	$3,638	$1,974	$860
Total liabilities	$2,335	$3,512	$6,541	$2,889	$3,721
Common stock	$914	$909	$886	$477	$464
Accumulated deficit	$(252,809)	$(245,376)	$(236,689)	$(217,945)	$(210,636)
Shareholders' equity (deficit)	$45,516	$51,563	$54,826	$4,384	$8,563

Common shares issued and outstanding have increased from 464,482,219 as of December 31, 2014 to 914,206,832 as of December 31, 2018. The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon the settlement of convertible debt, and the issuance of shares to employees.

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

Line of Credit Facility

In February 2015, we entered into a $2,000,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000,000. On August 26, 2016, we fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $0 for the year ended December 31, 2018, $0 for the year ended December 31, 2017, and $9 for the year ended December 31, 2016.

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

RESULTS OF OPERATIONS

	For the years ended December 31,
	2018		2017		2016
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$484		$255		$453
Licensing and royalties	48		66		27
Total revenue	532		321		480

Cost of sales	1,164	219%	696	217%	553	115%
Gross loss	(632)	-119%	(375)	-117%	(73)	-15%

Selling, marketing, general and administrative	5,899	1109%	6,265	1952%	7,472	1557%
Research and development	2,429	457%	1,962	611%	2,342	488%
Total operating expense	8,328		8,227		9,814

Operating loss	(8,960)		(8,602)		(9,887)

Change in value of warrants, gain (loss)	1,267		(143)		(4,117)
Change in value of option liabilities, loss	-		-		(2,613)
Loss on contract modification	-		-		(2,126)
Interest expense	-		-		(9)
Interest income	259		55		-

Net loss	$(7,434)		$(8,690)		$(18,752)

(a)	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue and operating expenses

The revenue and operating expenses category of statements of operations items represent those items that pertain to our core operations in the bulk alloy manufacturing and licensing business as follows:

Revenue. Total revenue increased by $211 thousand to $532 thousand for the year ended December 31, 2018 from $321 thousand for the year ended December 31, 2017.  The increase for the period was attributable to a continued focus on small scale pre-production orders, and qualifying multi-cavity production tools, in an effort to build a significant, recurring, funnel of production business.

Cost of sales. Cost of sales was $1,164 thousand, or 219% of total revenue, for the year ended December 31, 2018, an increase from $696 thousand, or 217% of total revenue, for the year ended December 31, 2017. The increase in our cost of sales for the year ended December 31, 2018 was primarily attributable to additional markdowns on raw materials inventory, totaling $642,000 for the year ended December 31, 2018, as compared to $279,000 for the year ended December 31, 2017. The cost to manufacture products and components from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the year ended December 31, 2018, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to show continued improvement over time with increases in volume, lower costs for raw materials, and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and components through our manufacturing facility and/or third party contract manufacturers, we expect to lower raw material and consumable costs through volume purchases, reduced labor and fixed overhead burdens on end products, and have more stable and predictable cost of sales percentages on product sales.

Gross loss. Our gross profit (loss) increased by ($257) thousand from $(375) thousand as of December 31, 2017 to $(632) thousand as of December 31, 2018. Our gross margin percentage decreased from (117)% as of December 31, 2017 to (119)% as of December 31, 2018. As discussed above under “Cost of sales”, inventory markdowns and early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If and when we begin increasing our products revenues with shipments of routine, commercial products and components through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses decreased by $0.4 million to $5.9 million, or 1109% of revenue, for the year ended December 31, 2018 from $6.3 million, or 1952% of revenue, for the year ended December 31, 2017. The decrease in expense from the prior year was due to lower costs associated with employee compensation, specific overall reductions in stock-based compensation due to prior period headcount reductions.

Research and development expenses. Research and development expenses increased by $467 thousand to $2.4 million, or 457% of revenue, for the year ended December 31, 2018, from $2.0 million, or 611% of revenue, for the year ended December 31, 2017. The increase in expense was mainly due to additional costs in qualifying new alloy compositions and tooling designs, with the goal of reducing input costs in the future. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss increased by $0.4 million from $8.6 million for the year ended December 31, 2017 to $9.0 million for the year ended December 31, 2018. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Change in value of warrants, gain (loss). The change in value of warrants was a non-cash gain of $1,267 thousand for the year ended December 31, 2018, which resulted from periodic valuation adjustments for warrants issued in connection with the 2016 Purchase Agreement. The gain noted during the year ended December 31, 2018 compared to a loss of $143 thousand during the year ended December 31, 2017 was primarily due to a decrease in our stock price during 2018 from $0.23 as of December 31, 2017 to $0.11 as of December 31, 2018. This upward trend was offset by the effect of current year exercises and reductions in other assumptions impacting the valuation model. Changes in the value of our warrants are non-cash and do not affect the core operations of our business.

Interest income. Interest income was $259 thousand and $55 for the years ended December 31, 2018 and 2017, respectively, from interest earned on cash deposits.

Net loss. Our annual net losses of $7.4 million as of December 31, 2018 and $8.7 million as of December 31, 2017 are reflective of operating expenses associated with our on-going business as well as non-operational expenses, discussed above, primarily related to losses in our warrant and option valuations, which are not reflective of our on-going business.

(b)	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

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

Cost of sales. Cost of sales was $696 thousand, or 217% of total revenue, for the year ended December 31, 2017, an increase from $553 thousand, or 115% of total revenue, for the year ended December 31, 2016. The increase in our cost of sales for the year ended December 31, 2017 was primarily attributable to $ 279 thousand in markdowns on raw materials inventory and future amounts to be received under firm purchase commitments, higher costs of production during 2017 as a result of the initial on-set of manufacturing efforts at our new facility, the scaling of internal processes, and higher inherent costs associated with designing and validating initial orders. The cost to manufacture products and components from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the year ended December 31, 2017, our cost of sales as a percentage of products revenue is not necessarily representative of our future cost percentages and is expected to show continued improvement over time with increases in volume, lower costs for raw materials, and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and components through our manufacturing facility and/or third party contract manufacturers, we expect to lower raw material and consumable costs through volume purchases, reduced labor and fixed overhead burdens on end products, and have more stable and predictable cost of sales percentages on product sales.

Gross loss. Our gross profit (loss) decreased by $302 thousand from $(73) thousand as of December 31, 2016 to $(375) thousand as of December 31, 2017. Our gross margin percentage decreased from (15)% as of December 31, 2016 to (117)% as of December 31, 2017. As discussed above under “Cost of sales”, early pre-production orders are resulting in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If and when we begin increasing our products revenues with shipments of routine, commercial products and components through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses decreased by $1.2 million to $6.3 million, or 1952% of revenue, for the year ended December 31, 2017 from $7.5 million, or 1557% of revenue, for the year ended December 31, 2016. The decrease in expense from the prior was due to lower costs associated with employee compensation, inclusive of a $0.6 reduction in incentive bonus accruals, a $0.4 million reduction in stock based compensation, and a $0.2 million reduction in salaries expense due to headcount reductions.

Research and development expenses. Research and development expenses decreased by $0.4 million to $2.0 million, or 611% of revenue, for the year ended December 31, 2017, from $2.3 million, or 488% of revenue, for the year ended December 31, 2016. The decrease in expense was mainly due to a $0.3 million reduction in incentive bonus accruals. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $6.3 million for the year ended December 31, 2018, $7.7 million for the year ended December 31, 2017, and $7.8 million for the year ended December 31, 2016. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $(0.3) million for the year ended December 31, 2018, $(11.9) million for the year ended December 31, 2017, and $(0.2) million for the year ended December 31, 2016. Annual amounts primarily consist of capital expenditures to support our manufacturing efforts including the purchase of our new manufacturing facility and additional production equipment

Cash provided by financing activities

Cash provided by financing activities totaled $0.5 million for the year ended December 31, 2018, $2.0 million for the year ended December 31, 2017, and $62.2 million for the year ended December 31, 2016. Cash provided by financing activities for the year ended December 31, 2018 primarily consist of proceeds received from the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2017 primarily consist of proceeds received from the exercise of warrants and stock options. The 2016 results include $62.7 million of net proceeds from the issuance of common stock under the 2016 Purchase Agreement, offset by $700 thousand in repayments of short-term debt under the line of credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company. As of December 31, 2018, the Company did not have any off-balance sheet arrangements.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•

We recognize revenue pursuant to applicable accounting standards including FASB ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers. ASC 606 summarizes certain points in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

Our revenue recognition policy complies with the requirements of ASC 606. As a majority of our sales revenue continues to be recognized when products are shipped from our manufacturing facility, and there was no change in the recognition model historically applied to active license and royalty contracts under the new revenue standard, there was no adjustment to the opening balance of retained earnings. The impact to our results of operations is not material, on an on-going basis, because the analysis of our contracts under the new revenue standard supports a recognition model consistent with our previous revenue recognition model. Revenue on the majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer.

Products- Product revenues are primarily generated from the sale and prototyping of molds and bulk alloy products. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We will recognize deferred revenue as products revenue after it has transferred control of the goods or services to the customer and all revenue recognition criteria are met. Such amounts are not expected to be material on an ongoing basis.

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

Practical Expedients and Exemptions- We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, marketing, general and administrative expenses. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount for which it has the right to invoice for services performed.

•

We value our long-lived assets at the lower of cost or fair market value.  We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on our review of both qualitative and quantitative factors, inclusive of forecasted cash flows from the use of long-lived assets and external valuation inputs, no impairment losses were recorded during the years ended December 31, 2018, 2017 and 2016, respectively.

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

Liability Classified Warrants

In July 2017, the FASB issued an accounting standards update which modifies the requirements for the classification of certain financial instruments with down round features as equity versus liabilities. The guidance will allow for financial instruments, previously required to be presented as liabilities due to the presence of down round features, to be presented as equity upon meeting other criteria. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all financial instruments with down round features. The requirements applicable to the revised standard will be adopted using the full retrospective method during the first quarter of the year ending December 31, 2019. The Company expects the adoption of this guidance will have a significant impact on the consolidated balance sheet and statement of operations, particularly allocations between long term liabilities and the components of shareholders equity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in $ thousands)

Capital Improvements	$253,000	$253,000	$-	$-	$-

	$253,000	$253,000	$-	$-	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item can be found beginning on page 62 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this report).

Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2018. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Liquidmetal Technologies, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Liquidmetal Technologies, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes to the consolidated financial statements and the Financial Statement Schedule listed in Item 15(a) (collectively, the “financial statements”) and our report dated March 5, 2019 expressed an unqualified opinion.

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

/s/ SingerLewak LLP

Los Angeles, California

March 5, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of March 1, 2019:

Name	Age	Position

Lugee Li	58	Chairman of the Board, President and Chief Executive Officer

Bruce Bromage	65	Chief Operating Officer

Bryce Van	35	Vice President- Finance

Isaac Bresnick	34	Executive Administrator and Director

Abdi Mahamedi	55	Vice Chairman of the Board

Walter Weyler	78	Director

Vincent Carrubba	58	Director

Tony Chung	49	Director

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

Isaac Bresnick began serving on our board of directors in October 2016 and was appointed to the role of Executive Administrator within the Company in November 2016. From October 2014 to November 2016, Mr. Bresnick served as Legal and Regulatory Affairs Director for the Leader Biomedical Group, a private company based in Hong Kong and operating from Amsterdam, the Netherlands. At Leader Biomedical, Mr. Bresnick was responsible for the direction and management of legal affairs, regulatory affairs, quality control and quality assurance, as well as for advising executive management of affiliated companies. From July 2013 to October 2017, Mr. Bresnick served as Director of aap Joints GmbH, a private company in Berlin, Germany. From January 2013 through June 2013, Mr. Bresnick provided full-time consulting services to AAP Orthopedics Ltd., a BVI company. Mr. Bresnick received his J.D. from the University of Connecticut School of Law in 2013, and his B.S. in Industrial Design from the University of Bridgeport in 2008. After completion of his undergraduate studies and continuing through his enrollment at the University of Connecticut, Mr. Bresnick worked as Senior Arrangements Designer for Electric Boat Corporation, a subsidiary of General Dynamics, from June 2008 to December 2012. Our board of directors believes that Mr. Bresnick’s experience and background make him a qualified and valuable member of our board of directors.

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

Vincent Carrubba began serving on our board of directors in October 2016. From September 2014 through the present, Mr. Carrubba has served as the CEO of Admiral Composite Technologies Inc. (“Admiral”), where he has developed new technologies for environmentally responsible and innovative building materials which represent Admiral’s product lines. Mr. Carrubba has also served as Admiral’s Chairman since its inception in 2009. From September 2014 through the present, Mr. Carrubba has served as the CEO of Asia Sourcing & Communications USA Inc. and he has served as its Chairman since its inception in 2013. From 2002 through August 2014, Mr. Carrubba served as the Director of research and development for Interdynamics Inc. and IDQ Holdings, where he was responsible for all research and development and quality control matters, including the management of engineering, legal, patenting, regulatory, insurance and consumer relations matters. From 1989 through 1992, Mr. Carrubba designed and installed the New York Stock Exchange telecommunications and information technology systems. Mr. Carrubba has held engineering and executive positions with Xerox, General Electric, Bristol-Meyers Squibb and AT&T and he is the inventor of several patents related to telecommunications, professional tools and consumer products. Mr. Carrubba received a Bachelor of Arts degree in Engineering Science and a Bachelor of Science Degree in Mechanical Engineering from Columbia University SEAS in 1982. Our board of directors believes that Mr. Carrubba’s experience and background make him a qualified and valuable member of our board of directors.

Tony Chung was appointed to our board of directors in August 2017. Mr. Chung had previously served as the Company’s Chief Financial Officer from December 2008 to August 2017. Prior to joining the Company, he was the Chief Financial Officer of Solarcity, currently a division of Tesla Inc., that provides advanced solar technology solutions. In 2018, Mr. Chung co-founded Hebe Inc., a blockchain based healthcare provider, where he serves as General Counsel. He is also the Managing Director of Baypoint Ventures, a technology investment fund. Mr. Chung is an Attorney at Law and received a B.S. degree in business from UC Berkeley and a J.D. Degree from PCU Law School. Our board of directors believes that Mr. Chung’s experience and background make him a qualified and valuable member of our board of directors.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Weyler serves as the chairman, and Mr. Mahamedi and Mr. Carrubba serve as the other members of, the Audit Committee. Our board of directors has determined that Mr. Weyler, Mr. Mahamedi and Mr. Carrubba are all “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. Our board of directors has not deemed any members of the current Audit Committee to be qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K or demonstrate “financial sophistication” as defined by the rules of The NASDAQ Stock Market, Inc. Following the departure of the previous Audit Committee Chairman on March 28, 2016, the Company is in the process of identifying a “new audit committee financial expert” and will make an appointment once a suitable individual is identified.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2018 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2018.

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

The Compensation Discussion and Analysis section provides a description of the primary elements of the Company’s fiscal year 2018 compensation program and policies for all executive officers, who are referred to as our named executive officers:

●	Lugee Li, President and Chief Executive Officer
●	Bruce Bromage, Chief Operating Officer
●	Bryce Van, Vice President of Finance
●	Isaac Bresnick, Executive Administrator
●	Paul Hauck, Former Executive Vice President of Sales and Marketing

In 2018, our named executive officers effectively completed multiple transactions important to the long-term success of the Company, including the continued expansion of the Company’s sales and marketing network, the related expansion of our sales pipeline for future production orders and licensing transactions, and the relocation of our principal operating facility.

Compensation Committee activities in 2018 included:

●	Evaluating the performance of the Company’s executive officers;
●	Reviewing and approving the total compensation and benefits of the Company’s executive officers, including cash compensation and long-term incentive compensation; and
●	Reviewing and amending guidelines and standards regarding the Company’s compensation practices and philosophy.

For the Company’s named executive officers, the Compensation Committee established compensation levels based, in part, on a framework of compensation benchmarking of comparable companies provided by external compensation consultants. To obtain access to independent compensation data, analysis and advice, an independent compensation consulting firm, PayScale, was retained in 2018 by the Compensation Committee. The principal projects assigned to the consultant include evaluation of the composition of the peer group of companies, evaluation of levels of executive compensation as compared to general market compensation data and the peer companies’ compensation data, and evaluation of proposed compensation programs or changes to existing programs. PayScale does not provide any other services to the Company and works with the Company’s management only on matters for which the Compensation Committee is responsible. The Compensation Committee is required to consider all factors relevant to a compensation consultant’s independence from management. The Compensation Committee has determined that the engagement of PayScale does not raise any independence, conflict of interest or similar concerns.

This section should be read in conjunction with the “Summary Compensation Table” and related tables pertaining to the compensation earned in 2018 by the named executive officers under the caption “Executive Compensation”.

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

Performance Objectives

For 2018, the Compensation Committee considered performance objectives in the development timelines of our technology, while also taking into account that long-term incentives, including stock options, have already been put in place during the prior four years through issuances from the 2012 Equity Incentive Plan and 2015 Equity Incentive Plans.  Objectives in 2018 included:

●	Continued refinement of the Company’s manufacturing capabilities, inclusive of scaling the operations of the new manufacturing facility and qualifying lower cost tooling and alloy supplies;
●	Successful delivery of production parts from the Company’s manufacturing center; and
●	Continued expansion of the sales pipeline and identification of suitable applications for the technology.

Elements of 2018 Compensation

1.  SALARY.  In evaluating base salaries for 2018, the Compensation Committee believed it was important to maintain competitive base salary compensation. In 2018, Mr. Bromage’s annual base salary was set at $291,000, which was consistent with the previous year. Mr. Van’s annual salary increased from $213,000 to $245,000 to align with market comparisons. Mr. Bresnick’s annual salary was $154,000 which was consistent with the previous year. Professor Li is not receiving an annual salary for his service as President and Chief Executive Officer.

2.  LONG-TERM INCENTIVES.  The Compensation Committee has chosen to rely upon equity instruments, namely options, in designing compensation packages for executives.  The Compensation Committee views the grant of equity based awards as an incentive for future performance since the value of these equity based awards will increase as the Company’s stock price increases, thereby satisfying the Compensation Committee’s goal of linking executive compensation to share price appreciation over the longer term and promoting the retention of the key executives throughout the development process of our technology.  In 2018, options for the purchase of common stock of 4,050,000, 1,130,000, and $0 were granted to Mr. Bromage, Mr. Van, and Mr. Bresnick, respectively. Professor Li did not receive any options in 2018 related to his service as President and Chief Executive Officer.

3. CASH AWARDS.  The Compensation Committee elected to award short-term incentive cash bonuses to executives during 2018 for the achievement of specified objectives and yield increased value for shareholders. The Compensation Committee continues to value short-term incentive awards as part of the overall compensation mix and will consider granting such awards in future periods.

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

Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2018: (i) Professor Li, our Chairman, President and Chief Executive Officer; (ii) Bruce Bromage, our Chief Operating Officer; (iii) Bryce Van, our Vice President of Finance, (iv) Isaac Bresnick, our Executive Administrator; and (v) Paul Hauck, our former Executive Vice President of Sales and Marketing. Mr. Hauck separated from the Company as of July 6, 2018. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2018, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2018, 2017 and 2016 (ii) the aggregate grant date fair value of stock and option awards granted during 2018, 2017 and 2016, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2018, 2017, and 2016 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2018, 2017, and 2016; (v) all other compensation for 2018, 2017, and 2016; and, finally, (vi) the dollar value of total compensation for 2018, 2017, and 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Total
Lugee Li,	2018	$-	$-	$-	$-		$-
Chairman, President and Chief Executive Officer (7)	2017	$-	$-	$-	$-		$-
	2016	$-	$-	$-	$-	(2)	$-
Bruce Bromage,	2018	$291,000	$97,758	$-	$444,820	(3)	$833,577
Chief Operating Officer	2017	$251,770	-	$-	$45,119	(3)	$296,889
	2016	$240,000	$105,300	$-	$89,991	(3)	$435,291
Bryce Van,	2018	$216,693	$23,956	$-	$212,454	(4)	$453,103
Vice President- Finance (8)	2017	$170,184	$-	$-	$22,559	(4)	$192,743
	2016	$139,100	$36,617	$-	$18,898	(4)	$194,615
Isaac Bresnick,	2018	$154,000	$64,410	$-	$-	(5)	$218,410
Executive Administrator (9)	2017	$95,539	$-	$-	$45,119	(5)	$140,658
	2016	$9,001	$-	$-	$-	(5)
Paul Hauck,	2018	$142,699	$10,699	$-	$-	(6)	$153,398
Former Executive Vice President- Sales and Marketing (10)	2017	$265,000	$-	$-	$45,119	(6)	$310,119
	2016	$265,000	$141,270	$-	$119,988	(6)	$526,258

(1)	Please refer to Note 15 in the accompanying footnotes to the financial statements for discussion of the assumptions used in the valuation of option awards.
(2)	Options to purchase 700,000 shares of our common stock were awarded to Professor Li on May 4, 2016. Such awards were granted while Professor Li was a director of the Company and before his assuming the role of President and Chief Executive Officer.
(3)	Options to purchase 4,050,000, 240,000, and 1,500,000 shares of our common stock were awarded to Mr. Bromage on November 15, 2018, February 7, 2017, and February 17, 2016, respectively.
(4)	Options to purchase 1,130,000, 120,000, and 300,000 shares of our common stock were awarded to Mr. Van on May 10, 2018, February 7, 2017, and February 16, 2016, respectively.
(5)

Options to purchase 240,000 and 700,000 shares of our common stock were awarded to Mr. Bresnick on February 7, 2017 and December 13, 2016, respectively. The 2016 award was granted while Mr. Bresnick was a Director and before taking a role with the Company.

(6)	Options to purchase 240,000 and 2,000,000 shares of our common stock were awarded to Mr. Hauck on February 7, 2017 and February 17, 2016, respectively.
(7)

Professor Li assumed the role of Chairman of the Company’s board of directors on October 26, 2016 and was approved by the board of directors as the Company’s President and Chief Executive Officer on December 13, 2016.

(8)	Mr. Van was appointed as the Vice President of Finance on August 16, 2017. Mr. Van had previously served as the Company’s Corporate Controller. Compensation amounts reflect amounts earned in both roles.
(9)	Mr. Bresnick became an employee of the Company effective November 1, 2016.
(10)	Mr. Hauck ceased to be an employee of the Company on July 6, 2018.

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information about the median annual total compensation of our employees and the annual total compensation of Professor Li, our Chief Executive Officer. For the year ended December 31, 2018:

●	the annual total compensation of our median employee was reasonably estimated to be $110,000; and
●	the annual total compensation of Professor Li was $0.

Because Professor Li did not receive any compensation or employer-paid welfare benefits from the Company in 2018, we cannot provide a ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee.

We identified our median employee using a multi-step process. First, we examined the base salaries and wages of all individuals employed by us on December 31, 2018 (other than Professor Li), to identify the median base salary of all our employees. We annualized wages and salaries for all employees who were hired after January 1, 2018, as permitted by SEC rules. We then calculated the total compensation of each of the employees to whom we paid the median base salary according to the same rules we use to calculate the total compensation of our named executive officers reported in the Summary Compensation Table, including the value stock option grants. We selected the individual within such group whose total compensation was at the median to serve as our median employee whose compensation is disclosed above.

2018 Grants of Plan-Based Awards

The following table sets forth information with respect to grants of plan-based awards during 2018 to the named executive officers:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ share)	Grant Date Fair Value of Stock and Option awards ($)
Lugee Li	-	-	$-	$-
Issac Brenick	-	-	$-	$-
Bruce Bromage	11/15/2018	4,050,000	$0.14	$444,820
Bryce Van	5/10/2018	1,130,000	$0.24	$212,454

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2018, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Lugee Li	361,667	338,333	(1)	-	$0.13	5/4/2026
Bruce Bromage	1,335,192	-	(2)	-	$0.08	2/5/2023
	1,647,683	56,817	(3)	-	$0.29	2/5/2024
	1,175,000	325,000	(4)	-	$0.14	1/28/2025
	850,000	650,000	(5)	-	$0.07	2/17/2026
	146,667	93,333	(6)	-	$0.23	2/7/2027
	-	4,050,000	(10)	-	$0.14	11/15/2028
Bryce Van	90,000	-	(7)	-	$0.15	10/23/2023
	290,000	10,000	(3)	-	$0.29	2/5/2024
	100,000	65,000	(4)	-	$0.14	1/28/2025
	105,000	136,500	(5)	-	$0.07	2/17/2026
	73,333	46,667	(6)	-	$0.23	2/7/2027
	-	1,130,000	(9)	-	$0.24	5/10/2028
Isaac Bresnick	280,000	420,000	(8)	-	$0.25	12/13/2026
	146,667	93,333	(6)	-	$0.23	2/7/2027

(1)	The shares underlying these grants vest 20% following the first anniversary of the grant date of May 4, 2016, and on a monthly basis following such date for the remaining four years thereof.

(2)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 6, 2013, and on a monthly basis following such date for the remaining four years thereof.

(3)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 5, 2014, and on a monthly basis following such date for the remaining four years thereof.

(4)	The shares underlying these grants vest 20% following the first anniversary of the grant date of January 27, 2015, and on a monthly basis following such date for the remaining four years thereof.

(5)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 17, 2016, and on a monthly basis following such date for the remaining four years thereof.

(6)	The shares underlying these grants vest 33.33% following the first anniversary of the grant date of February 7, 2017, and on a monthly basis following such date for the remaining two years thereof.

(7)	The shares underlying these grants vest 20% following the first anniversary of the grant date of October 23, 2013, and on a monthly basis following such date for the remaining four years thereof.

(8)	The shares underlying these grants vest 20% following the first anniversary of the grant date of December 13, 2016, and on a monthly basis following such date for the remaining four years thereof.

(9)	The shares underlying these grants vest 33.33% following the first anniversary of the grant date of May 10, 2018, and on a monthly basis following such date for the remaining two years thereof.

(10)

The shares underlying these grants vest 20% following the first anniversary of the grant date of November 15, 2018, 20% on the second anniversary of the grant date, and 60% on the third anniversary of the grant date.

Employment Agreements and Change of Control Agreement

On August 16, 2017, the Company and Tony Chung, the Company’s former Chief Financial Officer, entered into a Separation Agreement and General Release pursuant to which Mr. Chung resigned as an officer and employee of the Company (the “Tony Chung Separation Agreement”). The Tony Chung Separation Agreement provided for the payment of severance compensation to Mr. Chung in the form of a continuation of his base annual salary of $240,000 (subject to tax withholdings) for a period of 12 months and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 247,650 of the unvested stock options held by Mr. Chung as of the separation date and the extension of the exercise period of his options until the first anniversary of the date of the Tony Chung Separation Agreement. This resulted in a total of 2,889,749 stock options being exercisable by Mr. Chung as of the separation date and resulted in an additional $89,000 of stock-based compensation expense during the year ended December 31, 2017. In connection with the Tony Chung Separation Agreement, Mr. Chung and the Company granted each other mutual general releases subject to customary exceptions. As of December 31, 2018 and December 31, 2017, the Company had accrued liabilities totaling $0 and $164,000, respectively, relating to the Tony Chung Separation Agreement.

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

On November 15, 2018, the Company entered into an Employment Agreement with Bruce Bromage, the Company’s Chief Operating Officer (the “Bromage Employment Agreement”). The Bromage Employment Agreement has a term of three years and will continue thereafter on an “at-will” basis until terminated by either the Company or Mr. Bromage upon 30 days’ prior written notice. The Bromage Employment Agreement provides for an annual base salary of $291,000 plus bonuses at the discretion of the Company’s Board of Directors. The agreement provides that the Company can terminate Mr. Bromage’s employment at any time and for any reason, provided that if his employment is terminated without “Cause” (as specifically defined in the agreement), then he will continue to be entitled to his base salary and health and welfare benefits for a period of twelve months after termination, and his unvested equity awards (to the extent they would have vested during the twelve-month period after termination)will immediately vest and become exercisable until the earlier of two years after vesting or the scheduled expiration date of the award. In the event that Mr. Bromage terminates his own employment within two years after a change in control of the Company for various “Good Reason Events” that are defined in the agreement (including a material change in compensation or duties), the Company will also be obligated to pay him the same severance compensation that would be applicable to a termination without “Cause”. The Bromage Employment Agreement provides that Mr. Bromage will not be entitled to any severance compensation if he voluntarily leaves the employment of the Company or is terminated for “Cause”, and severance payments will cease if he violates certain restrictive covenants in the agreement.

On November 15, 2018, the Company entered into an Employment Agreement with Bryce Van, the Company’s Vice President of Finance (the “Van Employment Agreement”). The Van Employment Agreement has a term of three years, subject to automatic extension on a month-to-month after the expiration of the initial three-year term. The Van Employment Agreement provides for an annual base salary of $245,000 plus bonuses at the discretion of the Company’s Board of Directors. The agreement provides that the Company can terminate Mr. Van’s employment at any time and for any reason, provided that if his employment is terminated without “Cause” (as specifically defined in the agreement), then he will continue to be entitled to his base salary and health and welfare benefits for a period of twelve months after termination, and his unvested equity awards (to the extent they would have vested during the twelve-month period after termination) will immediately vest and become exercisable until the earlier of two years after vesting or the scheduled expiration date of the award. In the event that Mr. Van terminates his own employment within two years after a change in control of the Company for various “Good Reason Events” that are defined in the agreement (including a material change in compensation or duties), the Company will also be obligated to pay him the same severance compensation that would be applicable to a termination without “Cause”. The Van Employment Agreement provides that Mr. Van will not be entitled to any severance compensation if he voluntarily leaves the employment of the Company or is terminated for “Cause”, and severance payments will cease if he violates certain restrictive covenants in the agreement.

Professor Li does not have an employment agreement or change of control agreement with the Company.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment agreement or change of control agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2018.

Name	Benefit	Termination without Cause ($)	Death ($)	Termination Following Change of Control ($)

Lugee Li (1)	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation	-	-	-
	Total Value	-	-	-

Bruce Bromage	Salary	291,000	-	291,000
	Bonus	97,758	-	97,758
	Equity Acceleration	339,625	-	339,625
	Benefits Continuation	14,793	-	14,793
	Total Value	743,176	-	743,176

Bryce Van	Salary	245,000	-	245,000
	Bonus	46,708	-	46,708
	Equity Acceleration	145,998	-	145,998
	Benefits Continuation	7,147	-	7,147
	Total Value	444,853	-	444,853

Isaac Bresnick (2)	Salary	-	-	154,000
	Bonus	-	-	-
	Equity Acceleration	-	-	92,186
	Benefits Continuation	-	-	21,464
	Total Value	-	-	267,649

(1)	Professor Li does not have an employment agreement, nor is he currently receiving any form of compensation from the Company.
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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abdi Mahamedi	$15,000	-	$25,932	(1)	-	-	-	$40,932
Walter Weyler	$20,000	-	$25,932	(1)	-	-	-	$45,932
Vincent Carrubba	$20,000	-	$25,932	(1)	-	-	-	$45,932
Tony Chung	$15,000	-	$25,932	(1)	-	-	-	$40,932

(1)

Options to purchase 240,000 shares of our common stock were awarded to Mr. Mahamedi, Walter Weyler, Vincent Carruba, and Tony Chung on November 15, 2018, respectively. Please refer to Note 15 in the accompanying footnotes to the financial statements for discussion of the assumptions used in the valuation of option awards.

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors. Each non-employee director received an annual base fee of $15,000. In addition, each non-employee director receives annual fees to act as chairmen of the various sub-committees of the board of directors. Such fees are $5,000 per chairmen. All fees are paid quarterly in arrears.

We have a 2012 Equity Incentive Plan and a 2015 Equity Incentive Plan pursuant to which our non-employee directors are entitled to receive stock options. Each non-employee director in office on November 15, 2018 received an annual grant of options to purchase 240,000 shares of our common stock. In addition, non-employee directors may be entitled to receive options on a case by case basis, in an amount determined by our board of directors or its compensation committee in its respective discretion, to purchase shares of common stock upon initial election to the board of directors. In determining the number of options granted to a director upon initial election, the compensation committee uses its judgment and, consistent with our compensation objectives, maintains the flexibility necessary to recruit qualified and experienced directors. All options granted under the plans have an exercise price equal to the fair market value of our common stock on the date of the grant. These stock options have a 10-year term and are exercisable pursuant to an equal 3-year vesting schedule, and remain exercisable for certain periods of time after a person is no longer a director.

No director who is an employee will receive separate compensation for services rendered as a director. However, our employee directors are eligible to participate in our 2012 and 2015 Equity Incentive Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2019 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership for each individual includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of March 1, 2019 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total 914,316,624 shares of our common stock were issued and outstanding as of March 1, 2019. Unless otherwise indicated, the address of all directors and named executive officers is 20321 Valencia Circle, Lake Forest, California 92630.

	Common Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)

Directors and Named Executive Officers
Lugee Li	416,835,292	(2)	45.1%
Abdi Mahamedi	15,786,113	(3)	1.7%
Walter Weyler	1,043,333	(4)	*
Vincent Carruba	513,704	(5)	*
Tony Chung	3,012,499	(6)	*
Bruce Bromage	5,452,055	(7)	*
Bryce Van	722,667	(8)	*
Isaac Bresnick	500,000	(9)	*
Paul Hauck	-	(10)	*

All directors and executive officers as a group (11 persons)	443,865,663		47.4%

5% Shareholders

Liquidmetal Technology Limited	415,066,809	(11)	44.9%
Room 906, Tai Tung Building, 8 Fleming Rd
Wanchai, Hong Kong

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 1, 2019. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 1, 2019, or securities convertible into common stock within 60 days of March 1, 2019, are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of common stock beneficially owned is based on 914,316,624 shares of common stock outstanding as of March 1, 2019.

(2)	Includes:

(a)

405,000,000 shares of common stock held of record by Liquidmetal Technology Limited. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has sole power to direct the voting and disposition of such shares;

(b)

10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 1, 2019. Professor Li is the sole owner, officer, and director of Liquidmetal Technology Limited and has sole power to direct the voting and disposition of such shares;

(c)	1,360,150 shares of common stock held of record by Professor Li; and

(d)

408,333 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 1, 2019.Does not include 291,667 shares that are issuable pursuant to outstanding stock options, held by Professor Li, that are not exercisable currently or within 60 days of March 1, 2019.

(3)	Includes:

(a)

13,858,908 shares of common stock held of record by Carlyle Holdings, LLC. Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Holdings, LLC;

(b)	759,428 shares of common stock held of record by Mr. Mahamedi; and

(c)

1,167,777 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 1, 2019. Does not include 502,223 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 1, 2019.

(4)

Includes 1,043,333 shares issuable pursuant to outstanding stock options, held of record by Mr. Weyler, which are exercisable currently or within 60 days of March 1, 2019. Does not include 696,667 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 1, 2019.

(5)

Includes 513,704 shares issuable pursuant to outstanding stock options, held of record by Mr. Carrubba, which are exercisable currently or within 60 days of March 1, 2019. Does not include 692,963 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 1, 2019.

(6)	Includes:

(a)	85,250 shares of common stock held of record by Mr. Chung; and

(b)

2,927,249 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 1, 2019. Does not include 277,500 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 1, 2019.

(7)	Includes:

(a)	14,030 shares of common stock held of record by Mr. Bromage; and

(b)

5,438,025 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 1, 2019. Does not include 4,891,667 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 1, 2019.

(8)

Includes 722,667 shares issuable pursuant to outstanding stock options, held of record by Mr. Van, which are exercisable currently or within 60 days of March 1, 2019. Does not include 1,323,833 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 1, 2019.

(9)

Includes 500,000 shares issuable pursuant to outstanding stock options, held of record by Mr. Bresnick, which are exercisable currently or within 60 days of March 1, 2019. Does not include 440,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 1, 2019.

(10)	Mr. Hauck ceased being an employee of the Company on July 6, 2018.

(11)	Includes:

(a)	405,000,000 shares of common stock held of record by Liquidmetal Technology Limited; and

(b)	10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 1, 2019.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	16,906,667	$0.15	8,595,369
Equity compensation plans not approved by stockholders	11,924,503	0.20	12,771,202
Total	28,831,170	$0.17	21,366,571

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2018 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2002 Equity Incentive Plan (1)	10,000,000	2,112,000	169,000	-
2012 Equity Incentive Plan	30,000,000	9,649,128	11,755,503	8,595,369
2015 Equity Incentive Plan	40,000,000	10,322,131	16,906,667	12,771,202
Total Stock Options	80,000,000	22,083,259	28,831,170	21,366,571

(1)	The 2002 Equity Incentive Plan expired by its terms in April 2012, resulting in no additional incentive stock option grants being available under this plan.

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

There were 169,000 outstanding options or stock awards at a weighted average price of $0.12 under the 2002 Plan as of December 31, 2018. There were 169,000 options exercisable and 2,112,000 shares had been issued upon exercise of options under the 2002 Plan as of December 31, 2018.

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

There were 11,755,503 outstanding options or stock awards at a weighted average price of $0.20 under the 2012 Plan as of December 31, 2018. There were 8,992,714 options exercisable and 9,649,128 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2018.

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

There were 16,906,667 outstanding options or stock awards at a weighted average price of $0.15 under the 2015 Plan as of December 31, 2018. There were 6,050,463 options exercisable and 10,322,131 shares had been issued upon exercise of options under the 2015 Plan as of December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400,000. Liquidmetal Technology Limited is a company owned by Professor Li that was formed in 2016 in contemplation of the 2016 Purchase Agreement. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of December 31, 2018, Professor Li is a greater-than 5% beneficial owner of the Company’s common stock and served (and currently serves) as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $213 thousand, $877 thousand, and $68 thousand during the years ended December 31, 2018, 2017, and 2016, respectively.

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

Item 14. Principal Accountant Fees and Services

Audit Fees for 2018 and 2017

The following table summarizes the aggregate fees billed to us by SingerLewak LLP, our principal accountants, for professional services during the years ended December 31, 2018 and December 31, 2017:

Fees	2018	2017
Audit Fees (1)	$160,913	$178,024
All Other Fees	-	-
Total Fees	$160,913	$178,024

(1) Audit Fees.

Fees for audit services billed in 2018 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2017 and 2018; and
•	Review of the Company’s quarterly financial statements for 2018.

Fees for audit services billed in 2017 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2016 and 2017; and
•	Review of the Company’s quarterly financial statements for 2017.

Audit Committee Pre-Approval Policies

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our Audit Committee approved 100% of the services performed by SingerLewak LLP in 2018 and 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. See the Index to Consolidated Financial Statements on page 59.

2.	Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

(c)	Financial Statement Schedule. See Item 15(a)(1) above.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 20, 2016).

3.2	Amended and Restated ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 5, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

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

10.8*	Liquidmetal Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 2, 2012).

10.9	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on July 2, 2012).

10.1	Common Stock Purchase Warrant, dated June 1, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.39 to the Registration Statement on Form S-1 filed July 18, 2012)

10.11	Common Stock Purchase Warrant, dated June 28, 2012, issued to Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.40 to the Registration Statement on Form S-1 filed July 18, 2012)

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

10.34*	Employment agreement, dated November 15, 2018, between Liquidmetal Technologies, Inc. and Bruce Bromage (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 21, 2018).

10.35*	Employment agreement, dated November 15, 2018, between Liquidmetal Technologies, Inc. and Bryce Van (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on November 21, 2018).

14	Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers (incorporated by reference to Exhibit 14 to the Form 10-K filed on November 10, 2004).

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Shareholder’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidmetal Technologies, Inc.

By:	/s/ Lugee Li
Lugee Li President and Chief Executive Officer (Principal Executive Officer)

Date:	March 5, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lugee Li
Lugee Li	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2019

/s/ Bryce Van
Bryce Van	Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 5, 2019

/s/ Abdi Mahamedi	Director	March 5, 2019
Abdi Mahamedi

/s/ Isaac Bresnick	Director	March 5, 2019
Isaac Bresnick

/s/ Vincent Carrubba	Director	March 5, 2019
Vincent Carrubba

/s/ Walter Weyler	Director	March 5, 2019
Walter Weyler

/s/ Tony Chung	Director	March 5, 2019
Tony Chung

Certifications provided as Exhibits.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Liquidmetal Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and the Financial Statement Schedule listed in Item 15(a) (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Los Angeles, California

March 5, 2019

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$35,229	$41,309
Restricted cash	5	5
Trade accounts receivable, net of allowance for doubtful accounts	120	157
Inventory	31	391
Prepaid expenses and other current assets	363	326
Total current assets	$35,748	$42,188
Property and equipment, net	11,767	12,465
Patents and trademarks, net	322	408
Other assets	14	14
Total assets	$47,851	$55,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	-	-
Accounts payable	253	92
Accrued liabilities	270	365
Deferred revenue	31	7
Warrant liabilities, current	-	-
Option liabilities	-	-
Total current liabilities	$554	$464

Long-term liabilities
Warrant liabilities, long-term	925	2,192
Other long-term liabilities	856	856
Total liabilities	$2,335	$3,512

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2018 and December 31, 2017, respective	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,206,832 and 908,768,116 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	914	909
Warrants	18,179	18,179
Additional paid-in capital	279,306	277,924
Accumulated deficit	(252,809)	(245,376)
Non-controlling interest in subsidiary	(74)	(73)
Total shareholders' equity	$45,516	$51,563

Total liabilities and shareholders' equity	$47,851	$55,075

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016

Revenue
Products	$484	$255	$453
Licensing and royalties	48	66	27
Total revenue	532	321	480

Cost of sales	1,164	696	553
Gross loss	(632)	(375)	(73)

Operating expenses
Selling, marketing, general and administrative	5,899	6,265	7,472
Research and development	2,429	1,962	2,342
Total operating expenses	8,328	8,227	9,814
Operating loss	(8,960)	(8,602)	(9,887)

Change in value of warrants, gain (loss)	1,267	(143)	(4,117)
Change in value of option liabilities, loss	-	-	(2,613)
Loss on contract modification	-	-	(2,126)
Interest expense	-	-	(9)
Interest income	259	55	-

Loss before income taxes	(7,434)	(8,690)	(18,752)

Income taxes	-	-	-

Net loss and comprehensive loss	(7,434)	(8,690)	(18,752)

Net loss attributable to non-controlling interest	1	3	8
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	(7,433)	(8,687)	(18,744)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.01)	$(0.01)	$(0.03)

Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.01)	$(0.01)	$(0.03)

Number of weighted average shares - basic	910,546,059	897,273,890	640,157,919
Number of weighted average shares - diluted	910,546,059	897,273,890	640,157,919

 The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total
Balance, December 31, 2015	-	477,149,485	$477	$18,179	$203,735	$(217,945)	$(62)	$4,384

Common stock issuance, net of issuance costs	-	405,000,000	405	-	60,974	-	-	61,379
Stock option exercises	-	2,197,199	2	-	204	-	-	206
Stock-based compensation	-	-	-	-	1,694	-	-	1,694
Written call options	-	-	-	-	3,124	-	-	3,124
Loss on contract modification	-	-	-	-	2,126	-	-	2,126
Cashless warrant exercises		1,743,480	2	-	663	-	-	665
Net loss		-	-	-	-	(18,744)	(8)	(18,752)
Balance, December 31, 2016	-	886,090,164	$886	$18,179	$272,520	$(236,689)	$(70)	$54,826

Stock option exercises	-	10,978,664	11		1,227	-	-	1,238
Stock-based compensation	-	-	-	-	1,255	-	-	1,255
Warrant exercises	-	11,699,288	12		2,922	-	-	2,934
Net loss	-	-	-	-	-	(8,687)	(3)	(8,690)

Balance, December 31, 2017	-	908,768,116	$909	$18,179	$277,924	$(245,376)	$(73)	$51,563

Stock option exercises	-	5,438,716	5		458	-	-	463
Stock-based compensation	-	-	-	-	924	-	-	924
Net loss	-	-	-	-	-	(7,433)	(1)	(7,434)

Balance, December 31, 2018	-	914,206,832	914	18,179	279,306	(252,809)	(74)	45,516

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016

Operating activities:
Net loss	$(7,434)	$(8,690)	$(18,752)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,078	634	527
Stock-based compensation	924	1,255	1,694
Loss on contract modification	-	-	2,126
Loss (gain) from change in value of warrants	(1,267)	143	4,117
Loss from change in value of option liabilities	-	-	2,613

Changes in operating assets and liabilities:
Trade accounts receivable	37	(62)	(65)
Inventory	360	(1)	(307)
Prepaid expenses and other current assets	(37)	(14)	96
Other assets	-	22	(5)
Accounts payable and accrued liabilities	64	(944)	204
Deferred revenue	24	(6)	(64)
Net cash used in operating activities	(6,251)	(7,663)	(7,816)

Investing Activities:
Purchases of property and equipment	(292)	(11,874)	(198)
Investment in patents and trademarks	-	-	(22)
Net cash used in investing activities	(292)	(11,874)	(220)

Financing Activities:
Repayment of short-term debt	-	-	(700)
Proceeds from exercise of stock options	463	1,238	206
Proceeds from exercise of warrants	-	712	-
Proceeds from stock issuance, net of issuance costs	-	-	62,650
Net cash provided by financing activities	463	1,950	62,156

Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,080)	(17,587)	54,120

Cash, cash equivalents, and restricted cash at beginning of period	41,314	58,901	4,781
Cash, cash equivalents, and restricted cash at end of period	$35,234	$41,314	$58,901

Supplemental Schedule of Non-Cash Financing Activities:
Cashless exercise of warrants	-	2,222	665
Accrued capital expenditures	2	-	-

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

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc., its special-purpose wholly-owned subsidiary, Crucible Intellectual Property LLC, 20321 Valencia LLC, and Liquidmetal Golf. All intercompany balances and transactions have been eliminated.

Non-Controlling Interest. The results of operations attributable to the non-controlling interest of Liquidmetal Golf are presented within equity and are shown separately from the Company’s equity.

Revenue Recognition. Revenue is recognized pursuant to applicable accounting standards including FASB ASC Topic 606 (“ASC 605”), Revenue from Contracts with Customers. ASC 606 summarizes certain points in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

The Company’s revenue recognition policy complies with the requirements of ASC 606. As a majority of the Company’s sales revenue continues to be recognized when products are shipped from its manufacturing facility, and there was no change in the recognition model historically applied to active license and royalty contracts under the new revenue standard, there was no adjustment to the opening balance of retained earnings. The impact to the Company’s results of operations is not material, on an on-going basis, because the analysis of the Company’s contracts under the new revenue standard supports a recognition model consistent with the Company’s previous revenue recognition model. Revenue on the majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer.

Products. Product revenues are primarily generated from the sale and prototyping of molds and bulk alloy products. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, it records deferred revenue, which represents a contract liability. The Company will recognize deferred revenue as products revenue after it has transferred control of the goods or services to the customer and all revenue recognition criteria are met. Such amounts are not expected to be material on an ongoing basis.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Licensing and royalties. License revenue arrangements in general provide for the grant of an exclusive or non-exclusive right to manufacture and/or sell products covered by patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined period of time. Licensing revenues that are one-time fees upon the granting of the license are recognized when i) the license term begins in a manner consistent with the nature of the transaction and the earnings process is complete, ii) when collectability is reasonably assured or upon receipt of an upfront fee, and iii) when all other revenue recognition criteria have been met. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the license. Licensing revenues that are related to royalties are recognized as the royalties are earned over the related period.

Practical Expedients and Exemptions. The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, marketing, general and administrative expenses. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount for which it has the right to invoice for services performed.

Cash and cash equivalents. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2018 and 2017, the Company held deposits of $15,187 and 0, respectively, in such highly liquid investments.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2018, three customers represented 90%, or $108, of the total outstanding trade accounts receivable. As of December 31, 2017, three customers represented 84%, or $131, of the total outstanding trade accounts receivable. During 2018, there were three major customers, who together accounted for 66% of total revenue. During 2017, there were five major customers, who together accounted for 63% of total revenue. During 2016, there were three major customers, who together accounted for 73% of total revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations and comprehensive loss. At December 31, 2018 and 2017, the Company had not recorded an allowance for doubtful accounts.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. An impairment loss is recognized when the estimated fair value of the assets is less than the carrying value of the assets. Based on the Company’s review of both qualitative and quantitative factors no impairment charges have been recognized during the years ended December 31, 2018, 2017, and 2016, respectively.

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

As of December 31, 2018, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities (current)	-	-	-	-
Warrant liabilities (long-term)	925	-	925	-

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

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $125, $154 and $83, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Supplemental Cash Flow Information. Cash payments for interest were $0, $0, and $9 in the years ended December 31, 2018, 2017, and 2016, respectively.

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

Liability Classified Warrants

In July 2017, the FASB issued an accounting standards update which modifies the requirements for the classification of certain financial instruments with down round features as equity versus liabilities. The guidance will allow for financial instruments, previously required to be presented as liabilities due to the presence of down round features, to be presented as equity upon meeting other criteria. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all financial instruments with down round features. The requirements applicable to the revised standard will be adopted using the full retrospective method during the first quarter of the year ending December 31, 2019. The Company expects the adoption of this guidance will have a significant impact on the consolidated balance sheet and statement of operations, particularly allocations between long term liabilities and the components of shareholders equity.

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

Line of Credit Facility

In February 2015, the Company entered into a $2,000 line of credit facility, with a fixed interest rate of 2.1%, which originally matured on February 13, 2016. The facility was extended through August 25, 2016, with reductions in available borrowings and associated collateral requirements to $1,000. On August 26, 2016, the Company fully repaid all outstanding principal and accrued interest balances due under the facility. As of such date, all collateral to the facility was released. Interest expense applicable to these borrowings was $0 for the year ended December 31, 2018, $0 for the year ended December 31, 2017, and $9 for the year ended December 31, 2016.

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

4. Trade accounts receivable

Trade accounts receivable were comprised of the following:

	December 31,
	2018	2017
Trade accounts receivable	$120	$157
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable	$120	$157

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $363 and $326 as of December 31, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	December 31,
	2018	2017

Prepaid service invoices	$79	$116
Prepaid manufacturing and mold costs	91	-
Prepaid insurance premiums	193	210
Total	363	326

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6. Inventory

Inventory totaled $31 and $391 as of December 31, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	December 31,
	2018	2017

Raw materials	$-	$367
Work in progress	31	24
Total	31	391

During the third quarter of 2018 and fourth quarter of 2017, the Company recorded write-downs to raw materials inventory of $642 and $279, respectively, with a corresponding increase to cost of sales. The write-downs were recorded in response to market conditions regarding part pricing for the Company’s technology and the overall view of the platform and materials that will be used to fulfill future prototyping and production contracts. Given market entry challenges for a new technology, and continued pressure to be price competitive with existing solutions, the Company cannot objectively predict the timing of volume production, the materials that will support such production, nor if such production can be fulfilled at a profit. While the Company continues to expect that volume production is achievable, and with viable economics, the lack of a current sales backlog and the Company’s lack of sales history does not support any future value with respect to on-hand raw materials as of December 31, 2018.

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2018	2017

Land, building, and improvements	$9,039	$8,947
Machinery and equipment	5,745	$5,577
Computer equipment	282	253
Office equipment, furnishings, and improvements	181	181
Total	15,247	14,958
Accumulated depreciation	(3,480)	(2,493)
Total property and equipment, net	$11,767	$12,465

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $992, $548, and $429, respectively. For the year ended December 31, 2018, $76 of depreciation expense was included in cost of sales and $916 was included in selling, marketing, general and administrative expenses. For the year ended December 31, 2017, $42 of depreciation expense was included in cost of sales and $506 was included in selling, marketing, general and administrative expenses. For the year ended December 31, 2016, $20 of depreciation expense was included in cost of sales and $409 was included in selling, marketing, general and administrative expenses.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8. Patents and trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2018	2017

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total	2,400	2,400
Accumulated amortization	$(2,078)	$(1,992)
Total intangible assets, net	$322	$408

Amortization expense was $86, $86, and $98 for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense

2019	$84
2020	81
2021	56
2022	29
2023	20
Thereafter	52
$322

Accumulated amortization for the years ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017

Purchased and licensed patent rights	$(548)	$(541)
Internally developed patents	(1,400)	(1,326)
Trademarks	(130)	(125)
Total	$(2,078)	$(1,992)

The weighted average amortization periods for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

9. Short-Term Debt

Short-term debt totaled $0 and $0 as of December 31, 2018 and December 31, 2017, respectively, and consisted of borrowings under a line of credit facility, with a fixed interest rate of 2.1%. All borrowings were fully repaid upon maturity of the facility on August 26, 2016. Interest expense related to outstanding borrowings was $0, $0, and $9 for the years ended December 31, 2018, 2017, and 2016, respectively.

This credit facility required the Company to maintain collateral for the full amount of the facility. Upon maturity of the facility all collateral requirements were removed.

10. Accrued Liabilities

Accrued liabilities totaled $270 and $365 as of December 31, 2018 and December 31, 2017, respectively. Included within these totals are the following:

	December 31,
	2018	2017

Accrued payroll, vacation, and bonuses	$178	$149
Accrued severance	10	164
Accrued audit fees	82	52
Total	270	365

11. Warrant Liabilities

Pursuant to FASB ASC 815, the Company is required to report the value of certain warrants as a liability at fair value and record the changes in the fair value of the warrant liabilities as a gain or loss in its consolidated statement of operations and comprehensive loss due to the price-based anti-dilution rights of warrants.

During June 2012, the Company issued warrants to purchase a total of 15,000,000 shares of common stock to Visser Precision Cast, LLC under a Master Transaction Agreement (the “Visser MTA Agreement”). These warrants had an original exercise price of $0.22 per share and an expiration date of June 1, 2017 and were originally valued at $4,260. These warrants also had certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of subsequent issuances of the Company’s common stock, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.16 as of March 22, 2017 and December 31, 2016. In addition, the number of shares to be issued under the warrants as a result of the anti-dilution provision increased to 21,317,094 as of March 22, 2017 and December 31, 2016. On March 22, 2017 Visser Precision Cast exercised, on a cashless basis, all 21,317,094 warrants, resulting in the issuance of 4,241,386 shares of the Company’s common stock. Upon exercise, the Company reclassified $975 of the associated warrant liability to additional paid in capital, with $4 being allocated to common stock and $971 to additional paid in capital. The change in warrant value for these warrants for the years ended December 31, 2018, 2017 and 2016 was a gain (loss) of $0, $553, and ($1,494), respectively.

On July 2, 2012, the Company issued warrants to purchase a total of 18,750,000 shares of common stock as part of the July 2012 Private Placement. These warrants have an exercise price of $0.384 per share, expire on January 2, 2018, and were originally valued at $5,053. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As a result of contractually defined price resets, and issuances under the 2013, 2014, and 2016 Purchase Agreements, which resulted in an anti-dilution impact, the exercise price of these warrants was reduced to $0.17 and $0.17 as of December 31, 2017 and December 31, 2016, respectively. During the year ended December 31, 2017 investors party to the July 2012 Private Placement exercised a total of 10,540,750 warrants at an exercise price of $0.17 per share. As a result of these warrant exercises, the Company issued 7,457,902 shares of common stock, for total consideration of $712, and associated warrant liabilities of $1,247 were reclassified to additional paid in capital. The change in warrant value for these warrants for the years ended December 31, 2018, 2017 and 2016 was a (loss) gain of $0, ($551), and ($1,336), respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On March 10, 2016, the Company issued warrants to purchase a total of 10,066,809 shares of common stock as part of the 2016 Purchase Agreement. These warrants have an exercise price of $0.07 per share, expire on March 10, 2026, and were originally valued at $760. These warrants have certain anti-dilution and exercise price reset provisions which qualify the warrants to be classified as a liability under FASB ASC 815. As of December 31, 2018, these warrants were valued at $925 under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 7.19 years, (ii) volatility of 89%, (iii) risk-free interest rate of 2.69%, and (iv) dividend rate of 0. The change in fair value for these warrants for the years ended December 31, 2018, 2017, and 2016 was a gain (loss) of $1,267, ($145), and ($1,287), respectively.

The following table summarizes the change in the Company’s warrant liabilities for the year ended December 31, 2018:

	Visser MTA	July 2, 2012	2016 Purchase
	Agreement	Private Placement	Agreement	Total

December 31, 2016	$1,528	$696	$2,047	$4,271
Change in value of warrant liabilities, (gain)	(553)	551	145	143
Exercises	(975)	(1,247)	-	(2,222)
December 31, 2017	$-	$-	$2,192	$2,192
Change in value of warrant liabilities, (gain)	-	-	(1,267)	(1,267)
Exercises	-	-	-	-
December 31, 2018	$-	$-	$925	$925

Included in current liabilities	$-	$-	$-	$-
Included in long-term liabilities	$-	$-	$925	$925

The Company had warrants to purchase 10,066,809 and 41,924,653 shares of common stock outstanding as of December 31, 2018 and December 31, 2017, respectively, which were valued and classified as liabilities under FASB ASC 815.   The change in fair value of warrants resulted in a total non-cash (loss) gain of $1,267, ($143), and ($4,117) for the years ended December 31, 2018, 2017, and 2016, respectively.

The fair value of warrants outstanding for the following periods was computed using the Black-Scholes model with the following range of assumptions:

	December 31,
	2018	2017	2016
Expected life in years	7.19	8.19	0.42	-	9.19
Volatility	89%	111%	76%	-	122%
Risk-free interest rate	2.7%	2.4%	0.6%	-	2.5%
Dividend rate	0%	0%		0%

As of December 31, 2018, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date

10,066,809	$0.07	March 10, 2026
10,066,809

12. Option Liabilities

As part of the 2016 Purchase Agreement, the Company granted the Investor the right to purchase shares of the Company’s common stock in the future at predetermined prices, of which the Investor was contractually obligated to effect following the satisfaction of certain conditions by the Company. These options allowed the Investor to purchase 200,000,000 shares of the Company’s common stock at a price of $0.15 per share and 100,000,000 shares of the Company’s common stock at a price of $0.25 per share. Given that the number of shares to be issued upon exercise of these options was in excess of the number of shares authorized for issuance, these options were originally required to be classified as liabilities under FASB ASC 815. The 200,000,000 share option and the 100,000,000 share option were initially valued at $489 and $22, respectively. Following the filing of an amendment to the Company’s Certificate of Incorporation, which allowed for adequate authorized shares, these options were revalued as of May 19, 2016 and reclassified to permanent shareholders’ equity. On May 19, 2016, the 200,000,000 share option and the 100,000,000 share option were valued at $2,931 and $193, respectively, under the Black-Scholes valuation model utilizing the following assumptions: (i) expected life of 0.25 years, (ii) volatility of 85%, (iii) risk-free interest rate of 0.31%, and (iv) dividend rate of 0. The change in fair value for these options was a loss of $2,613 for the year ended December 31, 2016.

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

13. Other Long-Term Liabilities

Other Long-term liabilities balance of $856 and $856 as of December 31, 2018 and 2017, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

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

15. Stock Compensation Plan

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock may be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that have been granted prior to its expiration. As of December 31, 2018, there were 169,000 options outstanding under the 2002 Plan.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During 2018, the Company granted options to purchase 1,217,175 shares of common stock, with total options outstanding of 11,755,503 as of December 31, 2018.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During 2018, the Company granted options to purchase 7,910,000 shares of common stock, with total options outstanding of 16,906,667 as of December 31, 2018.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $924, $1,255, and $1,694 for the years ended December 31, 2018, 2017, and 2016, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $1,278, $1,665, and $2,639 for the years ended December 31, 2018, 2017, and 2016, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.

	December 31,
	2018			2017			2016

Expected volatility	64.92%	-	99.30%	45.20%	-	107.54%	56.48%	-	115.39%
Expected dividends		-			-			-
Expected term (in years)	0.50	-	6.20	.123	-	5.85	1.00	-	6.32
Risk-free rate	2.07%	-	2.97%	0.82%	-	2.06%	0.76%	-	2.13%

Expected volatilities are based on historical volatility expected over the expected life of the options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Forfeiture rates of 23.43%, 19.86% and 8.83% were used for options granted during the years ended December 31, 2018, 2017 and 2016, respectively. The risk free rate for period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2016	47,582,402	0.15
Granted	4,899,393	0.20
Exercised	(10,978,664)	0.11
Forfeited	(7,052,137)	0.15
Expired	(16,000)	0.77
Options outstanding at December 31, 2017	34,434,994	0.17
Granted	9,127,175	0.17
Exercised	(5,438,716)	0.09
Forfeited	(8,479,583)	0.21
Expired	(812,700)	0.29
Options outstanding at December 31, 2018	28,831,170	$0.17	7.2	$241
Options exercisable at December 31, 2018	15,212,177	$0.18	5.8	$177
Options unvested at December 31, 2018	13,618,993	$0.17	8.8	$64
Options vested or expected to vest at December 31, 2018	25,279,870	$0.17	6.9	$235

The following table provides supplemental data on stock options for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016

Weighted average grant date fair value per option granted	$0.13	$0.18	$0.08
Fair value of options vested	911	1,192	2,022
Cash from participants to exercise stock options	463	1,238	206
Intrinsic value of options exercised	537	2,271	221

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2018:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	6,897,943	5.91	$0.08	5,165,194	5.53	$0.08
0.11	-	0.38	21,933,227	7.64	0.20	10,046,983	5.87	0.23

	Total		28,831,170			15,212,177

The Company’s non-vested options at the beginning and ending of fiscal year 2018 had weighted-average grant-date fair values of $0.15 and $0.14 per option, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $66, $261, and $367 during the years ended December 31, 2018, 2017, and 2016, respectively.

16. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2018	2017
Loss carry forwards	$33,733	$39,304
Derivative valuations	259	521
NQSO	1,964	1,794
Tax Credits	331	382
Other	107	(54)
Total deferred tax asset	36,394	41,947

Valuation allowance	(36,394)	(41,947)
Total deferred tax asset, net	-	-

The valuation allowance decreased $5,553 and $18,383 in 2018 and 2017, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 34% to 21% and is generally effective beginning January 1, 2018. US GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At the date of enactment, the Company’s deferred taxes were remeasured based upon the new tax rate and were reduced by $20,531, with a corresponding decrease to the valuation allowance. Changes in the valuation allowance are also impacted by the expiration of net operating loss (“NOL”) carryforwards, current year net operating losses, and changes to future tax deductions resulting from derivative valuations, the terms of stock compensation plans, and accrued liabilities.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table accounts for the differences between the expected federal tax benefit (based on the statutory 2018 U.S. federal income tax rate of 21%) and the actual tax provision:

	Years Ended December 31,
	2018	2017	2016
Expected federal tax benefit	-21.0%	-34.0%	-34.0%
Permanent items	0.9%	1.7%	5.6%
Net operating loss utilized or expired	0.0%	0.0%	0.0%
Increase in valuation allowance and others	20.1%	32.3%	28.4%

Effective tax rate	0%	0%	0%

As of December 31, 2018, the Company had approximately $130.7 million of NOL carryforwards for U.S. federal income tax purposes expiring in 2019 through 2038. As a result of Tax Reform, the Company’s federal net operating losses continue to be-measured at 21%. The reduction in the federal corporate income tax rate does not change the gross dollar value of taxable income that may be offset by NOLs, however that taxable income will only be taxable at 21% in future periods, thus reducing the value of NOLs utilized after 2018. As of December 31, 2018, the Company had approximately $90.0 million of NOL carryforwards for California income tax purposes expiring in 2019 through 2038, respectively. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $36.2 million in federal NOL carryforwards, expiring in 2019 through 2038.

We recognize excess tax benefits associated with the exercise of stock options directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2018, deferred tax assets do not include approximately $325 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $325 if and when such excess tax benefits are realized.

As of December 31, 2018, the Company had approximately $138 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2019 through 2030. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law. Tax Reform did not impact the valuation of tax credit carryforwards, which directly offset taxes due.

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

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, the tax years 2014 through 2018, and 2013 through 2018 are subject to examination by the federal and California taxing authorities, respectively.

17. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 28,831,170 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2018, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 34,434,994 shares of common stock at prices ranging from $0.07 to $0.47 per share were outstanding at December 31, 2017, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 47,582,402 shares of common stock at prices ranging from $0.07 to $0.77 per share were outstanding at December 31, 2016, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at December 31, 2018 and December 31, 2017 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 41,924,653 shares of common stock, with prices ranging from $0.07 to $0.17 per share, outstanding at December 31, 2016 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

18. Segment Information

The primary business of the Company is to develop and manufacture products and applications from amorphous alloys. As a result, the Company’s financial results are reported in a single segment.

19. Commitments and Contingencies

Capital Commitments

As of December 31, 2018 the Company had executed contracts, with remaining minimum commitments of $253, for capital expenditures related to upgrading the power supply for the Company’s manufacturing facility. Such upgrades are expected to be completed during the first half of 2019.

Legal Contingencies

In addition to the matters disclosed in these footnotes, the Company is involved in other legal proceedings regarding matters arising in the normal course of business. The Company believes the outcome of these other proceedings will not, individually or in the aggregate, materially affect its consolidated financial position, results of operations and cash flows.

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

21. Related Party Transactions

On November 17, 2016, the Company and Thomas Steipp, the former Company’s President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement pursuant to which Mr. Steipp resigned as an officer, director, and employee of the Company (the “Separation Agreement”). The Separation Agreement provided for the payment of severance compensation to Mr. Steipp in the form of a lump sum of $300 (subject to tax withholdings) and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 3,990,400 of the 9,939,451 unvested stock options held by Mr. Steipp as of the separation date and the extension of the exercise period of his options until the second anniversary of the date of the Separation Agreement. This resulted in a total of 10,777,949 stock options being exercisable by Mr. Steipp as of the separation date and resulted in an additional $297 of stock-based compensation expense during the year ended December 31, 2016. In connection with the Separation Agreement, Mr. Steipp and the Company granted each other mutual general releases subject to customary exceptions. As of December 31, 2018 and December 31, 2017, the Company had accrued liabilities totaling $0 and $0, respectively, relating to the Separation Agreement.

On August 16, 2017, the Company and Tony Chung, the Company’s former Chief Financial Officer, entered into a Separation Agreement and General Release pursuant to which Mr. Chung resigned as an officer and employee of the Company (the “Chung Separation Agreement”). Concurrently, Mr. Chung was elected to serve as a director of the Company. The Chung Separation Agreement provided for the payment of severance compensation to Mr. Chung in the form of a continuation of his base annual salary of $240 (subject to tax withholdings) for a period of 12 months and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 247,650 of the unvested stock options held by Mr. Chung as of the separation date and the extension of the exercise period of his options until the first anniversary of the date of the Chung Separation Agreement. This resulted in a total of 2,889,749 stock options being exercisable by Mr. Chung as of the separation date and resulted in an additional $89 of stock-based compensation expense during the year ended December 31, 2017. In connection with the Chung Separation Agreement, Mr. Chung and the Company granted each other mutual general releases subject to customary exceptions. Subsequently, the Company extended the exercise period of Mr. Chung's options to the second anniversary of the date of the Chung Separation Agreement. This resulted in an additional $48 of stock-based compensation expense during the year ended December 31, 2018. As of December 31, 2018 and December 31, 2017, the Company had accrued liabilities totaling $0 and $164, respectively, relating to the Chung Separation Agreement.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is a company owned by Professor Li that was formed in 2016 in contemplation of the 2016 Purchase Agreement. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of December 31, 2018, Professor Li is a greater-than 5% beneficial owner of the Company’s common stock and served (and currently serves) as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $213, $877, and $68 during the years ended December 31, 2018, 2017, and 2017, respectively.

22. Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total

Revenue	$80	$55	$253	$144	$532
Gross profit (loss)	(1)	(6)	(631)	6	$(632)
Operating loss	(2,196)	(2,177)	(2,613)	(1,974)	$(8,960)
Net loss and comprehensive loss	(2,438)	(1,859)	(1,939)	(1,198)	$(7,434)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.01)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total

Revenue	$48	$58	$36	$179	$321
Gross profit (loss)	(14)	(9)	(51)	(301)	$(375)
Operating loss	(2,109)	(1,797)	(2,290)	(2,406)	$(8,602)
Net loss and comprehensive loss	(945)	(3,821)	(3,951)	27	$(8,690)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.01)

Schedule II

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in $ thousands)

	Balance at	Additions Charged to			Balance
Year ended	Beginning	Costs and	Other		at End
December 31, 2018	of Period	Expenses	Accounts	Deductions	of Period

Uncollectible accounts	-	-	-	-	-
Deferred tax asset valuation allowance	41,947	1,980	-	(7,533)	36,394
Total	$41,947	$1,980	$0	$(7,533)	$36,394

Year ended
December 31, 2017

Uncollectible accounts	-	-	-	-	-
Deferred tax asset valuation allowance	60,330	2,834	-	(21,217)	41,947
Total	$60,330	$2,834	$0	$(21,217)	$41,947

Year ended
December 31, 2016

Uncollectible accounts	-	-	-	-	-
Deferred tax asset valuation allowance	55,079	6,675	-	(1,424)	60,330
	$55,079	$6,675	$0	$(1,424)	$60,330