Form 10-Q
period 2019-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2019-05-14
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LQMT	OTCBB

The number of common shares outstanding as of May 10, 2019 was 914,359,124.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2018 entitled “Risk Factors,” as well as the following risks and uncertainties:

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$33,871	$35,229
Restricted cash	5	5
Trade accounts receivable	124	120
Inventory	63	31
Prepaid expenses and other current assets	311	363
Total current assets	34,374	35,748
Property and equipment, net	11,727	11,767
Patents and trademarks, net	301	322
Other assets	14	14
Total assets	$46,416	$47,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$150	$253
Accrued liabilities	516	270
Deferred revenue	28	31
Total current liabilities	694	554

Long-term liabilities:
Other long term liabilities	856	856
Total liabilities	$1,550	$1,410

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	$-	$-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,316,624 and 914,206,832 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	286,469	286,276
Accumulated deficit	(260,622)	(258,854)
Non-controlling interest in subsidiary	(74)	(74)
Total shareholders' equity	44,866	46,441
Total liabilities and shareholders' equity	$46,416	$47,851

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenue
Products	$223	$80
Licensing and royalties	-	-
Total revenue	223	80

Cost of sales	179	81
Gross margin (loss)	44	(1)

Operating expenses
Selling, marketing, general and administrative	1,433	1,585
Research and development	489	610
Total operating expenses	1,922	2,195
Operating loss	(1,878)	(2,196)

Interest income	110	33

Net loss and comprehensive loss	(1,768)	(2,163)
Net loss attributable to non-controlling interest	-	-
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(1,768)	$(2,163)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	914,280,027	908,912,441

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Operating activities:
Net loss	$(1,768)	$(2,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279	252
Stock-based compensation	182	281
Changes in operating assets and liabilities:
Trade accounts receivable	(4)	120
Inventory	(32)	(76)
Prepaid expenses and other current assets	52	94
Accounts payable and accrued liabilities	109	67
Deferred revenue	(3)	(6)
Net cash used in operating activities	(1,185)	(1,431)

Investing Activities:
Purchases of property and equipment	(184)	(47)
Net cash used in investing activities	(184)	(47)

Financing Activities:
Proceeds from exercise of stock options	11	42
Net cash provided by financing activities	11	42

Net decrease in cash and restricted cash	(1,358)	(1,436)
Cash and restricted cash at beginning of period	35,234	41,309
Cash and restricted cash at end of period	$33,876	$39,873

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accrued capital expenditures	(36)	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019 and 2018

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

2.	Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2019 and March 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2019. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2019.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. The Company adopted the requirements of this guidance as of January 1, 2019, utilizing the modified retrospective approach. Due to the Company not having any qualifying lease obligations, the adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019 and 2018

(numbers in thousands, except share and per share data)

(unaudited)

Liability Classified Warrants

In July 2017, the FASB issued an accounting standards update which modifies the requirements for the classification of certain financial instruments with down round features as equity versus liabilities. The guidance will allow for financial instruments previously required to be presented as liabilities due to the presence of down round features to be presented as equity upon meeting other criteria. The Company adopted the requirements of this update effective as of January 1, 2019, utilizing the full retrospective transition option. Accordingly, the Company reclassified the warrant liability to additional paid in capital on its December 31, 2018 consolidated balance sheets, which increased additional paid-in capital by $6,970, increased accumulated deficit by $4,778, and decreased warrant liability by $2,192. In addition, because of the retrospective adoption, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $1,267 for year ended December 31, 2018. The change in fair value of the warrant liability was offset by a $1,267 credit to accumulated deficit on the consolidated balance sheets. Similarly, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $275 for three months ended March 31, 2018. The adoption of this guidance had no impact on the Company’s consolidated statement of cash flows in the current or previous interim and annual reporting periods. The following table provides a reconciliation of warrant liability, additional paid-in capital, accumulated deficit, and change in fair value of warrant liability on the consolidated balance sheets for the year ended December 31, 2018 and the three-months ended March 31, 2018 (in thousands):

	Balance Sheet
	Warrant Liability	Additional Paid-in Capital	Accumulated Deficit

Balance as of 12/31/2018 (Prior to Adoption of ASU 2017-11)	$925	$279,306	$(252,809)
Reverse beginning balance as of January 1, 2018	(2,192)	6,970	(4,778)
Change in fair value of warrant liability	1,267	-	(1,267)
Balance as of 12/31/2018 (After Adoption of ASU 2017-11)	$-	$286,276	$(258,854)

	Statement of Operations
	Change in Value of Warrant Liability	Net Loss and Comprehensive Loss

Balance as of 3/31/2018 (Prior to Adoption of ASU 2017-11)	$(275)	$(2,438)
Reverse beginning balance as of January 1, 2018	-	-
Change in fair value of warrant liability	275	275
Balance as of 3/31/2018 (After Adoption of ASU 2017-11)	$-	$(2,163)

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

Other recent pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019 and 2018

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

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between the Company and Eontec. In particular, the Company granted to Eontec a paid-up, royalty-free, perpetual license to the Company’s patents and related technical information to make, have made, use, offer to sell, sell, export, and import products in certain geographic areas outside of North America and Europe. In turn, Eontec granted to the Company a paid-up, royalty-free, perpetual license to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export, and import products in certain geographic areas outside of specified countries in Asia. The license granted by the Company to Eontec is exclusive (including to the exclusion of the Company) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam. The license granted by Eontec to the Company is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019 and 2018

(numbers in thousands, except share and per share data)

(unaudited)

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

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $311 and $363 as of March 31, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	March 31, 2019	December 31, 2018

Prepaid service invoices	$91	$79
Prepaid manufacturing and mold costs	95	91
Prepaid insurance premiums	125	193
Total	$311	$363

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019 and 2018

(numbers in thousands, except share and per share data)

(unaudited)

5.	Inventory

Inventory totaled $63 and $31 as of March 31, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	March 31, 2019	December 31, 2018

Raw materials	$-	$-
Work in progress	63	31
Total	$63	$31

6.	Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018

Land, building, and improvements	$9,093	$9,039
Machinery and equipment	5,892	5,745
Computer equipment	300	282
Office equipment, furnishings, and improvements	181	181
Total	15,466	15,247
Accumulated depreciation	(3,739)	(3,480)
Total property and equipment, net	$11,727	$11,767

Depreciation expense for the three months ended March 31, 2019 and 2018 was $258 and $231, respectively. For the three months ended March 31, 2019 and 2018, $23 and $13 of depreciation expense, respectively, was included in cost of sales and $235 and $218 was included in selling, marketing, general, and administrative expenses, respectively.

The Company’s manufacturing activities and efforts have historically focused on the identification, design, and successful prototyping of customer applications, including, but not limited to, medical and automotive components. Experience has shown that customers will perform numerous tests and extensively evaluate components and products before incorporating them into their finished products. The time required for testing, evaluating, and designing the Company’s components and products for use in a customer’s products, and in some cases, obtaining regulatory approval, can be significant, with an additional period of time before a customer commences volume production of products incorporating Liquidmetal components and products, if ever. The time it takes to transition a customer from limited production to full-scale production runs will depend upon the nature of the processes and products into which Liquidmetal alloys are integrated.

Investments in the Company’s manufacturing capabilities and infrastructure have been historically made based on certain assumptions and expectations regarding the time and investment required to reach minimum volume manufacturing levels, to scale and generate sustainable revenues, and to ultimately reach profitability. As a result of the Company’s inability to gain traction in receiving and fulfilling orders for the volume production of parts, the Company has commenced a comprehensive review of the options available in the context of its current strategy. While no decisions have been made, any change to the current strategy, depending on its nature, may result in future impairments of the Company’s manufacturing assets, inclusive of patents and trademarks.

7.	Patents and Trademarks, net

Net patents and trademarks totaled $301 and $322 as of March 31, 2019 and December 31, 2018, respectively, and primarily consisted of purchased patent rights and internally developed patents.

Purchased patent rights represent the exclusive right to commercialize the bulk amorphous alloy and other amorphous alloy technology acquired from California Institute of Technology (“Caltech”), through a license agreement with Caltech and other institutions. All fees and other amounts payable by the Company for these rights and licenses have been paid or accrued in full, and no further royalties, license fees, or other amounts will be payable in the future under the license agreement.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019 and 2018

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $21 and $21 for the three months ended March 31, 2019 and 2018, respectively.

8.	Other Assets

Other assets totaled $14 and $14 as of March 31, 2019 and December 31, 2018, respectively, and consisted of long-term deposits.

9.	Accrued Liabilities

Accrued liabilities totaled $516 and $270 as of March 31, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	March 31, 2019	December 31, 2018

Accrued payroll, vacation, and bonuses	$206	$178
Accrued severance	284	10
Accrued audit fees	26	82
Total	$516	$270

10.	Other Long-Term Liabilities

Other long-term liabilities were $856 as of March 31, 2019 and December 31, 2018, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

11.	Stock Compensation Plans

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock were available to be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, and remains in effect only with respect to the equity awards that have been granted prior to its expiration. As of March 31, 2019 and December 31, 2018, there were 169,000 and 169,000 options, respectively, outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. During the three months ended March 31, 2019, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 10,455,665 and 11,755,503 shares of the Company’s common stock as of March 31, 2019 and December 31, 2018, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2019, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 16,906,667 and 16,906,667 shares of the Company’s common stock as of March 31, 2019 and December 31, 2018, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019 and 2018

(numbers in thousands, except share and per share data)

(unaudited)

Stock based compensation expense attributable to these plans was $182 and $281 for the three months ended March 31, 2019 and 2018, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $0 and $56 during the three months ended March 31, 2019 and 2018, respectively.

12.	Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended March 31, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balance, December 31, 2018	-	914,206,832	$914	$18,179	$286,276	$(258,854)	$(74)	$46,441

Stock option exercises		109,792	-		11			11
Stock-based compensation		-	-		182			182
Net loss						(1,768)		(1,768)

Balance, March 31, 2019	-	914,316,624	$914	$18,179	$286,469	$(260,622)	$(74)	$44,866

The following table provides the Company’s changes in equity for the three months ended March 31, 2018:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balance, December 31, 2017	-	908,768,116	$909	$18,179	$284,894	$(250,154)	$(73)	$53,755

Stock option exercises		415,476	-		42			42
Stock-based compensation					281			281
Net loss						(2,163)	-	(2,163)

Balance, March 31, 2018	-	909,183,592	$909	$18,179	$285,217	$(252,317))	$(73)	$51,915

13.	Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 27,531,332 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at March 31, 2019, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at March 31, 2019, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Options to purchase 33,334,035 shares of common stock, at prices ranging from $0.07 to $0.47 per share, were outstanding at March 31, 2018, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at March 31, 2018, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

14.	Commitments and Contingencies

Legal Contingencies

During October 2018, the Company received a notice of intent to sue from a former employee. The Claims raised in the notice included accusations of pay discrimination, employment misclassification, and unfair labor practices. In April 2019, the Company reached a confidential settlement of the matter in the amount of $250. The Company has accrued this amount as of March 31, 2019, as a component of general and administrative expenses.

15.	Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of March 31, 2019, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $0 and $5 during the three months ended March 31, 2019 and 2018, respectively.

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

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions, or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The License Agreement provides for the cross-license of certain patents, technical information, and trademarks between us and Eontec. In particular, we granted to Eontec a paid-up, royalty-free, perpetual license to our patents and related technical information to make, have made, use, offer to sell, sell, export, and import products in certain geographic areas outside of North America and Europe, and Eontec granted to us a paid-up, royalty-free, perpetual license to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export, and import products in certain geographic areas outside of specified countries in Asia. The license granted by us to Eontec is exclusive (including to the exclusion of us) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam. The license granted by Eontec to us is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

Our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

	For the three months ended March 31,

	2019		2018
	(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$223		$80
Licensing and royalties	-		-
Total revenue	223		80

Cost of sales	$179	80%	$81	101%
Gross margin (loss)	44	20%	(1)	-1%

Selling, marketing, general and administrative	1,433	643%	1,585	1981%
Research and development	489	219%	610	763%
Operating loss	(1,878)		(2,196)

Interest income	110		33
Net loss	$(1,768)		$(2,163)

Revenue and operating expenses

Revenue. Total revenue increased to $223 thousand for the three months ended March 31, 2019 from $80 thousand for the three months ended March 31, 2018. The increase was attributable to a continued focus on small scale early-production orders in an effort to build a significant, recurring, funnel of production business during the 2019 period and prospectively.

Cost of sales. Cost of sales was $179 thousand, or 80% of products revenue, for the three months ended March 31, 2019, an increase from $81 thousand, or 101% of products revenue, for the three months ended March 31, 2018. The decrease in our cost of sales as a percentage of products revenue for the three months ended March 31, 2019 was primarily attributable to lower raw material costs as a result of market adjustments taken during the third quarter of 2018 and improvements in production throughput. The cost to manufacture products and parts from our bulk amorphous alloys is variable and differs based on the unique design of each product. Given the continued development and refinement of our manufacturing efforts during the three months ended March 31, 2019, our cost of sales as a percentage of products revenue continues to be volatile and is expected to show continued improvement over time with increases in volume and continuous refinements to our internal processes. When we begin increasing our products revenues with shipments of routine, commercial products and parts through our manufacturing facility and/or third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross Profit. Our gross profit increased to $44 thousand from $(1) thousand for the three month periods ended March 31, 2019 and 2018, respectively. Our gross profit, as a percentage of products revenue, increased to 20% from (1)% for the three month periods ended March 31, 2019 and 2018, respectively. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to our manufacturing facility and/or third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $1,433 thousand and $1,585 thousand for the three months ended March 31, 2019 and 2018, respectively. The decrease in expenses was due to overall lower costs associated with employee compensation as a result of prior period headcount reductions and reductions in stock-based compensation. These decreases were partially offset by $250 thousand in legal accruals to settle employment matters.

Research and development. Research and development expenses decreased to $489 thousand for the three months ended March 31, 2019, from $610 thousand for the three months ended March 31, 2018. The decrease in expense was mainly due to reduction in mold, tools, and alloy development initiatives. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Operating loss. Operating loss was $1,878 thousand and $2,196 thousand for the three months ended March 31, 2019 and 2018, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Other income and expenses

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $110 thousand and $33 thousand for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $1,185 thousand and $1,431 thousand for the three months ended March 31, 2019 and 2018, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $184 thousand and $47 thousand for the three months ended March 31, 2019 and 2018, respectively. Investing outflows primarily consist of capital expenditures to support our manufacturing efforts including the purchase of our new manufacturing facility and additional production equipment.

Cash provided by financing activities

Cash provided by financing activities totaled $11 thousand and $42 thousand for the three months ended March 31, 2019 and 2018, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options during the three months ended March 31, 2019 and 2018, respectively.

Financing arrangements and outlook

During 2016, we raised a total of $62.7 million through the issuance of 405,000,000 shares of our common stock in multiple closings under the 2016 Purchase Agreement. The Company has a relatively limited history of producing bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have previously required that the Company engage in equity sales under various stock purchase agreements to support its operations and strategic initiatives. As a result of the funding under the 2016 Purchase Agreement, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

Our current manufacturing efforts are focused on the identification, design, and successful prototyping of customer applications, including, but not limited to, medical and automotive components. Experience has shown that customers will perform numerous tests and extensively evaluate components and products before incorporating them into their finished products. The time required for testing, evaluating, and designing our components and products for use in a customer’s products, and in some cases, obtaining regulatory approval, can be significant, with an additional period of time before a customer commences volume production of products incorporating Liquidmetal components and products, if ever. The time it takes to transition a customer from limited production to full-scale production runs will depend upon the nature of the processes and products into which Liquidmetal alloys are integrated.

Investments in the commercialization of our technology are made with the goal of reaching volume manufacturing levels, scaling and generating sustainable revenues, and ultimately reaching profitability. As part of our regular review of available markets, the pace at which development projects are being converted into production contracts, and our manufacturing costs, we have determined that current results, inclusive of opportunities in the development pipeline, are unsatisfactory and untenable. As such, we have commenced a comprehensive review of the options available to us in the context of our current strategy. While no decisions have been made, any change to the current strategy, depending on its nature, may result in fundamental changes to our marketing and sales approach, cost structure and/or manufacturing outlook.

Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2018 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2018 Annual Report.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 14, 2019	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)