Form 10-Q
period 2019-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2019-08-16
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LQMT	OTCQB

The number of common shares outstanding as of August 9, 2019 was 914,359,124.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2019

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2018 entitled “Risk Factors,” as well as the following risks and uncertainties:

●	Our ability to fund our operations in the long-term through financing transactions on terms acceptable to us, or at all;
●	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
●	Our limited history of developing and selling products made from our bulk amorphous alloys;
●	Challenges associated with having products manufactured from our alloys and the use of third parties for manufacturing;
●	Our limited history of licensing our technology to third parties;
●	Lengthy customer adoption cycles and unpredictable customer adoption practices;
●	Our ability to identify, develop, and commercialize new product applications for our technology;
●	Competition from current suppliers of incumbent materials or producers of competing products;
●	Our ability to identify, consummate, and/or integrate strategic partnerships;
●	The potential for manufacturing problems or delays; and
●	Potential difficulties associated with protecting or expanding our intellectual property position.

We undertake no obligation, other than as required by applicable law, to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$32,195	$35,229
Restricted cash	5	5
Trade accounts receivable	80	120
Inventory	87	31
Prepaid expenses and other current assets	200	363
Total current assets	$32,567	$35,748
Property and equipment, net	10,158	11,767
Patents and trademarks, net	280	322
Other assets	14	14
Total assets	$43,019	$47,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$93	$253
Accrued liabilities	228	270
Deferred revenue	37	31
Total current liabilities	$358	$554

Long-term liabilities:
Other long-term liabilities	856	856
Total liabilities	$1,214	$1,410

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,359,124 and 914,206,832 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	286,632	286,276
Accumulated deficit	(263,845)	(258,854)
Non-controlling interest in subsidiary	(75)	(74)

Total shareholders' equity	$41,805	$46,441

Total liabilities and shareholders' equity	$43,019	$47,851

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Products	$132	$55	$355	$135
Licensing and royalties	-	-	-	-
Total revenue	132	55	355	135

Cost of sales	103	61	282	142
Gross profit (loss)	29	(6)	73	(7)

Operating expenses
Selling, marketing, general and administrative	1,275	1,527	2,708	3,112
Research and development	406	644	895	1,254
Impairment of long-lived assets	1,676	-	1,676	-
Loss on disposal of fixed assets	5	-	5	-
Total operating expenses	3,362	2,171	5,284	4,366
Operating loss	(3,333)	(2,177)	(5,211)	(4,373)

Interest income	109	35	219	68

Net loss and comprehensive loss	(3,224)	(2,142)	(4,992)	(4,305)
Net loss attributable to non-controlling interest	1	-	1	-
Net loss and comprehensive loss attributable to Liquidmetal Technologies shareholders	$(3,223)	$(2,142)	$(4,991)	$(4,305)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Number of weighted average shares - basic and diluted	914,359,124	909,213,870	914,319,575	909,063,156

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018

Operating activities:
Net loss	$(4,992)	$(4,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	562	525
Stock-based compensation	342	547
Impairment of long-lived assets	1,676	-
Loss on disposal of fixed assets	5	-

Changes in operating assets and liabilities:
Trade accounts receivable	40	93
Inventory	(56)	(198)
Prepaid expenses and other current assets	163	117
Accounts payable and accrued liabilities	(202)	(155)
Deferred revenue	6	(7)
Net cash used in operating activities	(2,456)	(3,383)

Investing Activities:
Purchases of property and equipment	(597)	(71)
Proceeds from disposal of fixed assets	5
Net cash used in investing activities	(592)	(71)

Financing Activities:
Proceeds from exercise of stock options	14	47
Net cash provided by financing activities	14	47

Net decrease in cash and restricted cash	(3,034)	(3,407)

Cash and restricted cash at beginning of period	35,234	41,314
Cash and restricted cash at end of period	$32,200	$37,907

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2019 and 2018
(numbers in thousands, except percentages, share and per share data)
(unaudited)

1. Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology company that develops and commercializes products made from amorphous alloys. The Company’s family of alloys consists of a variety of bulk alloys and composites that utilizes the advantages offered by amorphous alloys technology. The Company designs, develops and sells products and custom parts from bulk amorphous alloys to customers in a wide range of industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that the Company believes will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. The Company believes that the alloys and the molding technologies it employs may result in components, for many applications, that exhibit: exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. Interestingly, all of these characteristics are achievable from the molding process, so design engineers often do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. The Company believes these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, the Company believes these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners (the “July 2019 Restructuring Plan”). In connection with the July 2019 Restructuring Plan, the Company has shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company that is an affiliate of our largest beneficial stockholder, CEO and Chairman, Professor Lugee Li.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the six months ended June 30, 2019 and June 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2019. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2019.

Impairment of long-lived assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. Based on the results of this analysis, the Company recorded non-cash impairment charges of $1,676 for the three and six month periods ended June 30, 2019, primarily related to the carrying value of the Company’s manufacturing assets that it does not plan to utilize as a result of the July 2019 Restructuring Plan.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2019 and 2018
(numbers in thousands, except percentages, share and per share data)
(unaudited)

Liability Classified Warrants

In July 2017, the FASB issued an accounting standards update which modifies the requirements for the classification of certain financial instruments with down round features as equity versus liabilities. The guidance will allow for financial instruments previously required to be presented as liabilities due to the presence of down round features to be presented as equity upon meeting other criteria. The Company adopted the requirements of this update effective as of January 1, 2019, utilizing the full retrospective transition option. Accordingly, the Company reclassified the warrant liability to additional paid in capital on its December 31, 2018 consolidated balance sheets, which increased additional paid-in capital by $6,970, increased accumulated deficit by $4,778, and decreased warrant liability by $2,192. In addition, because of the retrospective adoption, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $1,267 for year ended December 31, 2018. The change in fair value of the warrant liability was offset by a $1,267 credit to accumulated deficit on the consolidated balance sheets. Similarly, the Company debited change in fair value of warrant liability on its consolidated statements of operations by $283 and $8 for three and six month periods ended June 30, 2018, respectively. The adoption of this guidance had no impact on the Company’s consolidated statement of cash flows in the current or previous interim and annual reporting periods. The following table provides a reconciliation of warrant liability, additional paid-in capital, accumulated deficit, and change in fair value of warrant liability on the consolidated balance sheets for the year ended December 31, 2018 and the three and six month periods ended June 30, 2018:

	Balance Sheet
	Warrant Liability	APIC	Accum Def.

Balance as of 12/31/2018 (Prior to Adoption of ASU 2017-11)	$925	$279,306	$(252,809)
Reverse beginning balance as of January 1, 2018	(2,192)	6,970	(4,778)
Change in fair value of warrant liability	1,267	-	(1,267)
Balance as of 12/31/2018 (After Adoption of ASU 2017-11)	$-	$286,276	$(258,854)

	Statement of Operations
	For the three-months ended June 30, 2018		For the six-months ended June 30, 2018
	Change in Value of Warrant Liability	Net Loss and Comprehensive Loss	Change in Value of Warrant Liability	Net Loss and Comprehensive Loss

Balance as of 6/30/2018 (Prior to Adoption of ASU 2017-11)	$283	$(1,859)	$8	$(4,297)
Reverse beginning balance as of January 1, 2018	-	-	-	-
Change in fair value of warrant liability	(283)	(283)	(8)	(8)
Balance as of 6/30/2018 (After Adoption of ASU 2017-11)	$-	$(2,142)	$-	$(4,305)

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2019 and 2018
(numbers in thousands, except percentages, share and per share data)
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

Non-recurring fair value measurements. Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the quarter ended June 30, 2019:

	Fair Value	Level 1	Level 2	Level 3	Impairment Losses

Property and equipment, net	$1,178	$-	$-	$1,178	$1,676

Other recent pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

Manufacturing Facility Purchase

On February 16, 2017, the Company purchased a 41,000 square foot manufacturing facility located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the property was $7,818. As a result of the 2019 Restructuring Plan, the Company will discontinue manufacturing operations in this facility and seek to lease it to a third-party commercial tenant.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2019 and 2018
(numbers in thousands, except percentages, share and per share data)
(unaudited)

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

During March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines (“Machines”) at a total purchase price of $780. The Machines were delivered to the Company’s new manufacturing facility located in Lake Forest, CA in April 2017 and were operational during the fourth quarter of 2017. As a result of the 2019 Restructuring Plan, the Company will seek to develop domestic manufacturing partners and will transfer the Machines, and associated equipment, to support the continued commercialization of amorphous metal applications.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2019 and 2018
(numbers in thousands, except percentages, share and per share data)
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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $200 and $363 as of June 30, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	June 30, 2019	December 31, 2018

Prepaid service invoices	$26	$79
Prepaid manufacturing and mold costs	128	91
Prepaid insurance premiums	46	193
Total	$200	$363

5. Inventory

Inventory totaled $87 and $31 as of June 30, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	June 30, 2019	December 31, 2018

Work in progress	$87	$31
Total	$87	$31

6. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018

Land, building, and improvements	$9,494	$9,039
Machinery and equipment	2,344	5,745
Computer equipment	272	282
Office equipment, furnishings, and improvements	66	181
Total	12,176	15,247
Accumulated depreciation	(2,018)	(3,480)
Total property and equipment, net	$10,158	$11,767

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2019 and 2018
(numbers in thousands, except percentages, share and per share data)
(unaudited)

Depreciation expense for three and six months ended June 30, 2019 was $262 and $520, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $252 and $483, respectively. For the three and six months ended June 30, 2019, $28 and $51 of depreciation expense, respectively, was included in cost of sales and $234 and $469 was included in selling, marketing, general and administrative expenses, respectively. For the three and six months ended June 30, 2018, $14 and $27 of depreciation expense, respectively, was included in cost of sales and $238 and $456 was included in selling, marketing, general and administrative expenses, respectively.

During July 2019, the Company announced a corporate restructuring plan (the “Plan”) that will involve, among other actions, the disposal of the Company’s manufacturing equipment. The implications of the Plan, including asset groupings and future use, have been incorporated into the Company’s periodic review of its long-lived assets for impairment as of June 30, 2019. As a result of this assessment, the Company recorded non-cash impairment charges of $1,676, during the three months ended June 30, 2019.

7. Patents and Trademarks, net

Net patents and trademarks totaled $280 and $322 as of June 30, 2019 and December 31, 2018, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $21 and $42 for the three and six months ended June 30, 2019, respectively. This compares to $22 and $42 for the three and six months ended June 30, 2018, respectively.

8. Other Assets

Other assets totaled $14 and $14 as of June 30, 2019 and December 31, 2018, respectively, and consisted of long-term deposits.

9. Accrued Liabilities

Accrued liabilities totaled $228 and $270 as of June 30, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	June 30, 2019	December 31, 2018

Accrued payroll, vacation, and bonuses	$153	$178
Accrued severance and settlements	25	10
Accrued audit fees	50	82
Total	$228	$270

10. Other Long-Term Liabilities

Other long-term liabilities were $856 as of June 30, 2019 and December 31, 2018, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

11. Stock Compensation Plans

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock were available to be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, and remains in effect only with respect to the equity awards that have been granted prior to its expiration. As of June 30, 2019 and December 31, 2018, there were 169,000 and 169,000 options, respectively, outstanding under the 2002 Plan.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2019 and 2018
(numbers in thousands, except percentages, share and per share data)
(unaudited)

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. During the six months ended June 30, 2019, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 9,681,026 and 11,755,503 shares of the Company’s common stock as of June 30, 2019 and December 31, 2018, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2019, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 16,238,334 and 16,906,667 shares of the Company’s common stock as of June 30, 2019 and December 31, 2018, respectively.

Stock based compensation expense attributable to these plans was $160 and $342 for the three and six months ended June 30, 2019, respectively. This compares to $266 and $547 for the three and six months ended June 30, 2018, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $0 and $0 during the three and six months ended June 30, 2019, respectively. This compares to $48 and $104 for the three and six months ended June 30, 2018, respectively.

12. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended June 30, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid- in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, March 31, 2019	-	914,316,624	$914	$18,179	$286,469	$(260,622)	$(74)	$44,866

Stock option exercises		42,500	-		3			3
Stock-based compensation		-	-		160			160
Net loss						(3,223)	(1)	(3,224)

Balance, June 30, 2019	-	914,359,124	$914	$18,179	$286,632	$(263,845)	$(75)	$41,805

The following table provides the Company’s changes in equity for the six months ended June 30, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid- in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2018	-	914,206,832	$914	$18,179	$286,276	$(258,854)	$(74)	$46,441

Stock option exercises		152,292	-		14			14
Stock-based compensation		-	-		342			342
Net loss						(4,991)	(1)	(4,992)

Balance, June 30, 2019	-	914,359,124	$914	$18,179	$286,632	$(263,845)	$(75)	$41,805

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2019 and 2018
(numbers in thousands, except percentages, share and per share data)
(unaudited)

The following table provides the Company’s changes in equity for the three months ended June 30, 2018:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid- in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, March 31, 2018	-	909,183,592	$909	$18,179	$285,217	$(252,317)	$(73)	$51,915

Stock option exercises		55,417	-		5			5
Stock-based compensation		-	-		266			266
Net loss						(2,142)	-	(2,142)

Balance, June 30, 2018	-	909,239,009	$909	$18,179	$285,488	$(254,459)	$(73)	$50,044

The following table provides the Company’s changes in equity for the six months ended June 30, 2018:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid- in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2017	-	908,768,116	$909	$18,179	$284,894	$(250,154)	$(73)	$53,755

Stock option exercises		470,893	-		47			47
Stock-based compensation		-	-		547			547
Net loss						(4,305)		(4,305)

Balance, June 30, 2018	-	909,239,009	$909	$18,179	$285,488	$(254,459)	$(73)	$50,044

13. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 26,088,360 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at June 30, 2019, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at June 30, 2019, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2019 and 2018
(numbers in thousands, except percentages, share and per share data)
(unaudited)

14. Commitments and Contingencies

Legal Contingencies

During October 2018, the Company received a notice of intent to sue from a former employee. The Claims raised in the notice included accusations of pay discrimination, employment misclassification, and unfair labor practices. On April 30, 2019 the Company reached a confidential settlement of the matter in the amount of $250. This amount was included as a portion of sales, general, and administrative expense and was fully paid as of June 30, 2019. This amount was included as a portion of sales, general, and administrative expense and was fully paid as of June 30, 2019.

15. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of June 30, 2019, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $0 and $0 during the three and six months ended June 30, 2019, respectively. Equipment and services procured from Eontec were $48 and $53 during the three and six months ended June 30, 2018, respectively.

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. We believe our alloys and the molding technologies we employ can result in components for many applications that exhibit exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. All of these characteristics are achievable from the molding process, so design engineers often do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through domestic and international manufacturing partners (the “July 2019 Restructuring Plan”).   In connection with the July 2019 Restructuring Plan, the Company has shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company that is an affiliate of our largest beneficial stockholder our CEO and Chairman, Professor Lugee Li.

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

During March 2017, we signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines (“Machines”) at a total purchase price of $780,000. The Machines were delivered to our new manufacturing facility located in Lake Forest, CA in April 2017 and were operational during the fourth quarter of 2017. As a result of the 2019 Restructuring Plan, we will seek to develop domestic manufacturing partners and will transfer the Machines, and associated equipment, to support the continued commercialization of amorphous metal applications.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Revenue recognition
•	Impairment of long-lived assets and definite-lived intangibles
•	Deferred tax assets
•	Valuation of written call/ put option liabilities and warrants
•	Share based compensation

Our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018

	For the Three months ended June 30,				For the Six months ended June 30,
	2019		2018		2019		2018
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$132		$55		$355		$135
Licensing and royalties	-		-		-		-
Total revenue	132		55		355		135

Cost of sales	$103	78%	61	111%	$282	79%	142	105%

Gross profit (loss)	29	22%	(6)	-11%	73	21%	(7)	-5%

Selling, marketing, general and administrative	1,275	966%	1,527	2776%	2,708	763%	3,112	2305%
Research and development	406	308%	644	1171%	895	252%	1,254	929%
Impairment of long-lived assets	1,676	1270%	-	0%	1,676	472%	-	0%
Loss on disposal of fixed assets	5	4%	-	0%	5	1%	-	0%

Operating loss	(3,333)		(2,177)		(5,211)		(4,373)

Interest income	109		35		219		68
Net loss	(3,224)		(2,142)		(4,992)		(4,305)

Revenue and operating expenses

Revenue. Total revenue increased to $132 for the three months ended June 30, 2019 from $55 the three months ended June 30, 2018. Total revenue increased to $355 for the six months ended June 30, 2019 from $135 for the six months ended June 30, 2018. The increase was attributable to higher volumes associated with early-production orders and continued prototyping projects in an effort to build a significant, recurring, funnel of production business during the 2019 period and prospectively.

Cost of sales. Cost of sales was $103, or 78% of products revenue, for the three months ended June 30, 2019, an increase from $61, or 111% of products revenue, for the three months ended June 30, 2018. Cost of sales was $282, or 79% of products revenue, for the six months ended June 30, 2019 an increase from $142, or 105% of products revenue, for the six months ended June 30, 2018. The decrease in our cost of sales as a percentage of products revenue for the six months ended June 30, 2019 was primarily attributable to lower raw material costs as a result of market adjustments taken during the third quarter of 2018 and improvements in production throughput. When we begin increasing our products revenues with shipments of routine, commercial products and parts through our manufacturing facility and, in future periods, third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit increased to $29 for the three month period ended June 30, 2019 from $(6) for the three month period ended June 30, 2018. Our gross profit (loss) as a percentage of products revenue, increased to 22% for the three month period ended June 30, 2019 from (11)% for the three month period ended June 30, 2018. Our gross profit (loss) increased to $73 for the six month period ended June 30, 2019 from $(7) for the six month period ended June 30, 2018. Our gross profit (loss), as a percentage of products revenue, increased to 21% for the six month period ended June 30, 2019 from (5)% for the six month period ended June 30, 2018.

Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. When we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to our manufacturing facility and, in future periods, third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,275 and $2,708 for the three and six months ended June 30, 2019, respectively, compared to $1,527 and $3,112 for the three and six months ended June 30, 2018, respectively. The decrease in expenses was due to overall lower costs associated with employee compensation as a result of prior period headcount reductions.

Research and development. Research and development expenses were $406 and $895 for the three and six months ended June 30, 2019, respectively, compared to $644 and $1,254 for the three and six months ended June 30, 2018, respectively. The decrease in expense was mainly due to reduction in mold, tooling, and alloy development initiatives. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes.

Impairment of long-lived assets. In connection with the July 2019 Restructuring Plan, non-cash impairment charges of $1,676 were recorded during the three and six months ended June 30, 2019 as a result of changed assumptions regarding the asset grouping and future use of the Company’s manufacturing assets. Similar charges were not recorded during the three and six months ended June 30, 2018.

Operating loss. Operating loss was $3,333 and $5,211 for the three and six months ended June 30, 2019, respectively. This compares to $2,177 and $4,373 for the three and six months periods ended June 30, 2018, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

As a result of the July 2019 Restructuring Plan, we anticipate that on-going operating selling, marketing, general and administrative expenses and research an development will be significantly reduced, primarily through employee headcount reductions and the outsourcing of development and manufacturing operations.

We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time when we can either (i) increase our revenues with shipments of routine, commercial products and parts through third party contract manufacturers or (ii) obtain significant licensing revenues, we expect to continue to have operating losses for the foreseeable future.

Other income and expenses

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $109 and $219 for the three and six months ended June 30, 2019, respectively. This compares to $35 and $68 for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $2,456 and $3,383 for the six months ended June 30, 2019 and 2018, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $592 and $71 for the six months ended June 30, 2019 and 2018, respectively. Investing outflows primarily consist of capital expenditures for additional production equipment and building improvements. We anticipate that our capital investments in the future will substantially decrease based on the above-described shift in our manufacturing strategy.

Cash provided by financing activities

Cash provided by financing activities totaled $14 and $47 for the six months ended June 30, 2019 and 2018, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options during the six months ended June 30, 2019 and 2018, respectively.

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

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2018 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2018 Annual Report, except for the addition of the following risk factors:

The restructuring plan that we adopted in July 2019 and the associated shift in business strategy may not result in the anticipated benefits.

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners (the “July 2019 Restructuring Plan”).  In connection with this restructuring plan, the Company has shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company that is an affiliate of our largest beneficial stockholder, our CEO and Chairman, Professor Lugee Li.   The purpose of this shift was to preserve and maximize the value of the Company’s assets by reducing the infrastructure and cost associated with maintaining and building manufacturing operations and maximizing the prospects of successfully and more rapidly commercializing amorphous alloy products by leveraging the manufacturing capabilities of Yihao and potentially other manufacturers. There is no assurance, however, that this strategy will enable the Company to more rapidly and successfully commercialize its products.

We will rely on the manufacturing operations of a third party controlled by our largest stockholder, CEO and Chairman, which presents potential conflicts of interest.

As a result of the July 2019 Restructuring Plan, we will rely, at least initially, on Yihao to manufacture our products.  Yihao is an affiliate of Professor Li and is indirectly controlled by Professor Li.  Professor Li, through his affiliates, is the largest beneficial owner of our common stock and owns approximately 45.1% of our common stock and is able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives.   As a result of this significant ownership and his affiliation with Yihao, as well as the future importance of Yihao as a manufacturer of the Company’s products, Professor Li may have conflicts of interest and interests that are not aligned with those of other stockholders of the Company.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 16, 2019	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2019	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)