Form 10-Q
period 2019-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2019-11-12
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of common shares outstanding as of November 8, 2019 was 914,359,124.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2019

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$31,219	$35,229
Restricted cash	5	5
Trade accounts receivable	312	120
Inventory	86	31
Prepaid expenses and other current assets	411	363
Total current assets	$32,033	$35,748
Property and equipment, net	9,081	11,767
Patents and trademarks, net	259	322
Equipment held for sale	585	-
Other assets	14	14
Total assets	$41,972	$47,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$124	$253
Accrued liabilities	508	270
Deferred revenue	1	31
Total current liabilities	$633	$554

Long-term liabilities:
Other long-term liabilities	856	856
Total liabilities	$1,489	$1,410

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,359,124 and 914,206,832 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	286,705	286,276
Accumulated deficit	(265,240)	(258,854)
Non-controlling interest in subsidiary	(75)	(74)

Total shareholders' equity	$40,483	$46,441

Total liabilities and shareholders' equity	$41,972	$47,851

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue
Products	$373	$205	$728	$340
Licensing and royalties	48	48	48	48
Total revenue	421	253	776	388

Cost of sales	284	884	566	1,026

Gross profit (loss)	137	(631)	210	(638)

Operating expenses
Selling, marketing, general and administrative	1,380	1,381	4,088	4,493
Research and development	284	601	1,179	1,855
Impairment of long-lived assets	-	-	1,676	-
Gain on disposal of fixed assets	(7)	-	(2)	-
Total operating expenses	1,657	1,982	6,941	6,348
Operating loss	(1,520)	(2,613)	(6,731)	(6,986)

Interest income	125	89	344	157

Net loss and comprehensive loss	(1,395)	(2,524)	(6,387)	(6,829)

Net loss attributable to non-controlling interest	-	1	1	1
Net loss and comprehensive loss attributable to
Liquidmetal Technologies shareholders	$(1,395)	$(2,523)	$(6,386)	$(6,828)

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Number of weighted average shares - basic and diluted	914,359,124	909,972,342	914,332,758	909,366,218

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Operating activities:
Net loss	$(6,387)	$(6,829)

Adjustments to reconcile net loss to net cash used in operating activities:
Mark-down of inventory	-	641
Depreciation and amortization	848	802
Stock-based compensation	415	725
Impairment of long-lived assets	1,676	-
Loss on disposal of fixed assets	(2)	-

Changes in operating assets and liabilities:
Trade accounts receivable	(192)	(15)
Inventory	(55)	(269)
Prepaid expenses and other current assets	(48)	(22)
Accounts payable and accrued liabilities	109	31
Deferred revenue	(30)	6
Net cash used in operating activities	(3,666)	(4,930)

Investing Activities:
Purchases of property and equipment	(630)	(156)
Proceeds from disposal of fixed assets	272	-
Net cash used in investing activities	(358)	(156)

Financing Activities:
Proceeds from exercise of stock options	14	125
Net cash provided by financing activities	14	125

Net decrease in cash and restricted cash	(4,010)	(4,961)

Cash and restricted cash at beginning of period	35,234	41,314
Cash and restricted cash at end of period	$31,224	$36,353

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2019 and 2018

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

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company that is an affiliate of our largest beneficial stockholder, CEO and Chairman, Professor Lugee Li.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the nine months ended September 30, 2019 and September 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2019. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2019.

Impairment of long-lived assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. Based on the results of this analysis, the Company recorded non-cash impairment charges of $0 and $1,676 for the three and nine month periods ended September 30, 2019, respectively, primarily related to the carrying value of the Company’s manufacturing assets that it does not plan to utilize as a result of the 2019 Restructuring Plan.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2019 and 2018

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

Liability Classified Warrants

In July 2017, the FASB issued an accounting standards update which modifies the requirements for the classification of certain financial instruments with down round features as equity versus liabilities. The guidance will allow for financial instruments previously required to be presented as liabilities due to the presence of down round features to be presented as equity upon meeting other criteria. The Company adopted the requirements of this update effective as of January 1, 2019, utilizing the full retrospective transition option. Accordingly, the Company reclassified the warrant liability to additional paid in capital on its December 31, 2018 consolidated balance sheets, which increased additional paid-in capital by $6,970, increased accumulated deficit by $4,778, and decreased warrant liability by $2,192. In addition, because of the retrospective adoption, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $1,267 for year ended December 31, 2018. The change in fair value of the warrant liability was offset by a $1,267 credit to accumulated deficit on the consolidated balance sheets. Similarly, the Company debited change in fair value of warrant liability on its consolidated statements of operations by $585 and $593 for three and nine month periods ended September 30, 2018, respectively. The adoption of this guidance had no impact on the Company’s consolidated statement of cash flows in the current or previous interim and annual reporting periods. The following table provides a reconciliation of warrant liability, additional paid-in capital, accumulated deficit, and change in fair value of warrant liability on the consolidated balance sheets for the year ended December 31, 2018 and the three and nine month periods ended September 30, 2018:

	Balance Sheet
	Warrant Liability	APIC	Accum Def.

Balance as of 12/31/2018 (Prior to Adoption of ASU 2017-11)	$925	$279,306	$(252,809)
Reverse beginning balance as of January 1, 2018	(2,192)	6,970	(4,778)
Change in fair value of warrant liability	1,267	-	(1,267)
Balance as of 12/31/2018 (After Adoption of ASU 2017-11)	$-	$286,276	$(258,854)

	Statement of Operations
	For the three-months ended September 30, 2018		For the nine-months ended September 30, 2018
	Change in Value of Warrant Liability	Net Loss and Comprehensive Loss	Change in Value of Warrant Liability	Net Loss and Comprehensive Loss

Balance as of 9/30/2018 (Prior to Adoption of ASU 2017-11)	$585	$(1,939)	$593	$(6,236)
Reverse beginning balance as of January 1, 2018	-	-	-	-
Change in fair value of warrant liability	(585)	(585)	(593)	(593)
Balance as of 9/30/2018 (After Adoption of ASU 2017-11)	$-	$(2,524)	$-	$(6,829)

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
For the Nine Months Ended September 30, 2019 and 2018

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
For the Nine Months Ended September 30, 2019 and 2018

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

In March 2017, the Company signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines (“Machines”) at a total purchase price of $780. The Machines were delivered to the Company’s new manufacturing facility located in Lake Forest, CA in April 2017 and were operational during the fourth quarter of 2017. As a result of the 2019 Restructuring Plan, the Company will seek to develop domestic manufacturing partners and will transfer the Machines, and associated equipment, to support the continued commercialization of amorphous metal applications.

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
For the Nine Months Ended September 30, 2019 and 2018

(numbers in thousands, except percentages, share and per share data)

(unaudited)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $411 and $363 as of September 30, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	September 30, 2019	December 31, 2018

Prepaid service invoices	$69	$79
Prepaid manufacturing and mold costs	69	91
Prepaid insurance premiums	273	193
Total	$411	$363

5. Inventory

Inventory totaled $86 and $31 as of September 30, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	September 30, 2019	December 31, 2018

Work in progress	$86	$31
Total	$86	$31

6. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2019	December 31, 2018

Land, building, and improvements	$9,494	$9,039
Machinery and equipment	1,494	5,745
Computer equipment	272	282
Office equipment, furnishings, and improvements	63	181
Total	11,323	15,247
Accumulated depreciation	(2,242)	(3,480)
Total property and equipment, net	$9,081	$11,767

Depreciation expense for three and nine months ended September 30, 2019 was $265 and $785, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was $253 and $736, respectively. For the three and nine months ended September 30, 2019, $24 and $75 of depreciation expense, respectively, was included in cost of sales and $241 and $710 was included in selling, marketing, general and administrative expenses, respectively. For the three and nine months ended September 30, 2018, $18 and $45 of depreciation expense, respectively, was included in cost of sales and $235 and $691 was included in selling, marketing, general and administrative expenses, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2019 and 2018

(numbers in thousands, except percentages, share and per share data)

(unaudited)

The 2019 Restructuring Plan involves, among other actions, the disposal and/ or cease of use of the Company’s manufacturing equipment. The implications of the 2019 Restructuring Plan, including asset groupings and future use, were incorporated into the Company’s periodic review of its long-lived assets for impairment and the Company recorded non-cash impairment charges of $1,676, during the three months ended June 30, 2019. Additionally, the remaining useful life, for depreciation purposes, of the Company’s machinery and equipment was adjusted to align with the cease of use contemplated under the 2019 Restructuring Plan.

During the three-month period ended September 30, 2019, the Company disposed of certain equipment that it was not expecting to utilize prospectively, as part of the 2019 Restructuring Plan, for gross proceeds of $267. This resulted in a gain on disposal of $7 during the three-month period ended September 30, 2019.

7. Equipment Held for Sale

During the three-month period ended September 30, 2019, the Company reclassified $585 in equipment, planned to be disposed of under the 2019 Restructuring Plan, from property and equipment to equipment held for sale on its consolidated balance sheet. As of September 30, 2019, the Company had identified a buyer for this equipment, with a negotiated sales price of $600. The sale will be finalized during the fourth quarter following delivery and other title transfer of equipment to the buyer. No additional adjustments to asset carrying value were recorded as a result of this reclassification.

8. Patents and Trademarks, net

Net patents and trademarks totaled $259 and $322 as of September 30, 2019 and December 31, 2018, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $21 and $63 for the three and nine months ended September 30, 2019, respectively. This compares to $22 and $66 for the three and nine months ended September 30, 2018, respectively.

9. Other Assets

Other assets totaled $14 and $14 as of September 30, 2019 and December 31, 2018, respectively, and consisted of long-term deposits.

10. Accrued Liabilities

Accrued liabilities totaled $508 and $270 as of September 30, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	September 30, 2019	December 31, 2018

Accrued payroll, vacation, and bonuses	$157	$178
Accrued severance and settlements	256	10
Accrued audit fees	95	82
Total	$508	$270

In connection with the 2019 Restructuring Plan, the Company has recorded severance expenses related to employees who will be terminated. The elements and impact of the 2019 Restructuring Plan were communicated to all impacted employees during July 2019, inclusive of outlining the severance elements that Company has adopted. Total expense of $273 has been recorded as a component of sales, general, and administrative expenses within the consolidated statement of operations for the three-month period ended September 30, 2019. As of September 30, 2019, $256 remains as an accrued liability.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2019 and 2018

(numbers in thousands, except percentages, share and per share data)

(unaudited)

11. Other Long-Term Liabilities

Other long-term liabilities were $856 as of September 30, 2019 and December 31, 2018, and consisted of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

12. Stock Compensation Plans

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock were available to be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, and remains in effect only with respect to the equity awards that have been granted prior to its expiration. As of September 30, 2019 and December 31, 2018, there were 69,000 and 169,000 options, respectively, outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. During the nine months ended September 30, 2019, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 7,892,666 and 11,755,503 shares of the Company’s common stock as of September 30, 2019 and December 31, 2018, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2019, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 12,341,667 and 16,906,667 shares of the Company’s common stock as of September 30, 2019 and December 31, 2018, respectively.

Stock based compensation expense attributable to these plans was $73 and $415 for the three and nine months ended September 30, 2019, respectively. This compares to $179 and $725 for the three and nine months ended September 30, 2018, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $0 and $0 during the three and nine months ended September 30, 2019, respectively. This compares to $0 and $104 for the three and nine months ended September 30, 2018, respectively.

13. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended September 30, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, June 30, 2019	-	914,359,124	$914	$18,179	$286,632	$(263,845)	$(75)	$41,805

Stock option exercises		-	-		-			-
Stock-based compensation		-	-		73			73
Net loss						(1,395)	-	(1,395)

Balance, September 30, 2019	-	914,359,124	$914	$18,179	$286,705	$(265,240)	$(75)	$40,483

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2019 and 2018

(numbers in thousands, except percentages, share and per share data)

(unaudited)

The following table provides the Company’s changes in equity for the nine months ended September 30, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balance, December 31, 2018	-	914,206,832	$914	$18,179	$286,276	$(258,854)	$(74)	$46,441

Stock option exercises		152,292	-		14			14
Stock-based compensation		-	-		415			415
Net loss						(6,386)	(1)	(6,387)

Balance, September 30, 2019	-	914,359,124	$914	$18,179	$286,705	$(265,240)	$(75)	$40,483

The following table provides the Company’s changes in equity for the three months ended September 30, 2018:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balance, June 30, 2018	-	909,239,009	$909	$18,179	$285,488	$(254,459)	$(73)	$50,044

Stock option exercises		733,333	1		77			78
Stock-based compensation		-	-		178			178
Net loss						(2,523)	(1)	(2,524)

Balance, September 30, 2018	-	909,972,342	$910	$18,179	$285,743	$(256,982)	$(74)	$47,776

The following table provides the Company’s changes in equity for the nine months ended September 30, 2018:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balance, December 31, 2017	-	908,768,116	$909	$18,179	$284,894	$(250,154)	$(73)	$53,755

Stock option exercises		1,204,226	1		124			125
Stock-based compensation		-	-		725			725
Net loss						(6,828)	(1)	(6,829)

Balance, September 30, 2018	-	909,972,342	$910	$18,179	$285,743	$(256,982)	$(74)	$47,776

14. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 20,303,333 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at September 30, 2019, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at September 30, 2019, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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
For the Nine Months Ended September 30, 2019 and 2018

(numbers in thousands, except percentages, share and per share data)

(unaudited)

15. Commitments and Contingencies

Legal Contingencies

During October 2018, the Company received a notice of intent to sue from a former employee. The Claims raised in the notice included accusations of pay discrimination, employment misclassification, and unfair labor practices. On April 30, 2019, the Company reached a confidential settlement of the matter in the amount of $250. This amount was included as a portion of sales, general, and administrative expense and was fully paid as of June 30, 2019.

16. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of September 30, 2019, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $0 and $0 during the three and nine months ended September 30, 2019, respectively. Equipment and services procured from Eontec were $85 and $133 during the three and nine months ended September 30, 2018, respectively.

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

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company that is an affiliate of our largest beneficial stockholder our CEO and Chairman, Professor Lugee Li.

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

In March 2017, we signed contracts with Eontec to purchase two hot-crucible amorphous metal molding machines (“Machines”) at a total purchase price of $780,000. The Machines were delivered to our new manufacturing facility located in Lake Forest, CA in April 2017 and were operational during the fourth quarter of 2017. As a result of the 2019 Restructuring Plan, we will seek to develop domestic manufacturing partners and will transfer the Machines, and associated equipment, to support the continued commercialization of amorphous metal applications.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018

	For the Three months ended September 30,				For the Nine months ended September 30,
	2019 (unaudited)		2018 (unaudited)		2019 (unaudited)		2018 (unaudited)
	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue	in 000's	% of Products Revenue

Revenue:
Products	$373		$205		$728		$340
Licensing and royalties	48		48		48		48
Total revenue	421		253		776		388

Cost of sales	$284	76%	884	431%	$566	78%	1,026	302%

Gross profit (loss)	137	37%	(631)	-308%	210	29%	(638)	-188%

Selling, marketing, general and administrative	1,380	370%	1,381	674%	4,088	562%	4,493	1321%
Research and development	284	76%	601	293%	1,179	162%	1,855	546%
Impairment of long-lived assets	-	0%	-	0%	1,676	230%	-	0%
Gain on disposal of fixed assets	(7)	-2%	-	0%	(2)	0%	-	0%

Operating loss	(1,520)		(2,613)		(6,731)		(6,986)

Interest income	125		89		344		157
Net loss	(1,395)		(2,524)		(6,387)		(6,829)

Revenue and operating expenses

Revenue. Total revenue increased to $421 for the three months ended September 30, 2019 from $253 the three months ended September 30, 2018. Total revenue increased to $776 for the nine months ended September 30, 2019 from $388 for the nine months ended September 30, 2018. The increase was attributable to higher volumes associated with the completion of higher volume orders to provide current customers with buffer inventories while manufacturing capabilities are transitioned to outsourced manufacturing. As a result, product revenues during the remainder of 2019 will likely not be indicative of short-term, prospective volumes.

Cost of sales. Cost of sales was $284, or 76% of products revenue, for the three months ended September 30, 2019, a decrease from $884, or 431% of products revenue, for the three months ended September 30, 2018. Cost of sales was $566, or 78% of products revenue, for the nine months ended September 30, 2019 a decrease from $1,026, or 302% of products revenue, for the nine months ended September 30, 2018. The decrease in our cost of sales as a percentage of products revenue for the three and nine months ended September 30, 2019 was primarily attributable to lower raw material costs as a result of market adjustments taken during the three and nine months ended September 30, 2019, higher volume production during the three and nine months ended September 30, 2019, and improvements in production throughput during 2019. If we begin increasing our products revenues with shipments of routine, commercial products and parts through our manufacturing facility and, in future periods, third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit increased to $137 for the three month period ended September 30, 2019 from $(631) for the three month period ended September 30, 2018. Our gross profit (loss) as a percentage of products revenue, increased to 37% for the three month period ended September 30, 2019 from (308)% for the three month period ended September 30, 2018. Our gross profit (loss) increased to $210 for the nine month period ended September 30, 2019 from $(638) for the nine month period ended September 30, 2018. Our gross profit (loss), as a percentage of products revenue, increased to 29% for the nine month period ended September 30, 2019 from (188)% for the nine month period ended September 30, 2018.

Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to our manufacturing facility and, in future periods, third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses were $1,380 and $4,088 for the three and nine months ended September 30, 2019, respectively, compared to $1,381 and $4,493 for the three and nine months ended September 30, 2018, respectively. The decrease in expenses was due to overall lower costs associated with employee compensation as a result of headcount reductions. This decrease was partially offset by $273 in additional severance expense during the three months ended September 30, 2019, as a result of the 2019 Restructuring Plan.

Research and development. Research and development expenses were $284 and $1,179 for the three and nine months ended September 30, 2019, respectively, compared to $601 and $1,855 for the three and nine months ended September 30, 2018, respectively. The decrease in expense was mainly due to reduction in mold, tooling, and alloy development initiatives. We continue to (i) perform research and development of new Liquidmetal alloys and related processing capabilities, (ii) develop new manufacturing techniques, and (iii) contract with consultants to advance the development of Liquidmetal alloys and related production processes. Such activities will be significantly reduced following completion of the 2019 Restructuring Plan.

Impairment of long-lived assets. In connection with the 2019 Restructuring Plan, non-cash impairment charges of $0 and $1,676 were recorded during the three and nine months ended September 30, 2019, respectively, as a result of changed assumptions regarding the asset grouping and future use of the Company’s manufacturing assets. Similar charges were not recorded during the three and nine months ended September 30, 2018.

Gain on disposal of fixed assets. During the three and nine months ended September 30, 2019, the Company recorded gains on the disposal of fixed assets of $7 and $2, respectively. Similar charges were not recorded during the three and nine months ended September 30, 2018.

Operating loss. Operating loss was $1,520 and $6,731 for the three and nine months ended September 30, 2019, respectively. This compares to $2,613 and $6,986 for the three and nine months periods ended September 30, 2018, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

As a result of the 2019 Restructuring Plan, we anticipate that on-going operating selling, marketing, general and administrative expenses and research and development will be significantly reduced, primarily through employee headcount reductions and the outsourcing of development and manufacturing operations.

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

Other income and expenses

Interest income. Interest income relates to interest earned from our cash deposits for the respective periods. Such amounts were $125 and $344 for the three and nine months ended September 30, 2019, respectively. This compares to $89 and $157 for the three and nine months ended September 30, 2018, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $3,666 and $4,930 for the nine months ended September 30, 2019 and 2018, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $358 and $156 for the nine months ended September 30, 2019 and 2018, respectively. Investing outflows primarily consist of capital expenditures for additional production equipment and building improvements. We anticipate that our capital investments in the future will substantially decrease based on the above-described shift in our manufacturing strategy.

Cash provided by financing activities

Cash provided by financing activities totaled $14 and $125 for the nine months ended September 30, 2019 and 2018, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options during the nine months ended September 30, 2019 and 2018, respectively.

Financing arrangements and outlook

During 2016, we raised a total of $62,700 through the issuance of 405,000,000 shares of our common stock in multiple closings under the 2016 Purchase Agreement. The Company has a relatively limited history of selling bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce the Company’s products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of the Company’s control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have previously required that the Company engage in equity sales under various stock purchase agreements to support its operations and strategic initiatives. As a result of the funding under the 2016 Purchase Agreement, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

Off Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with this restructuring plan, the Company has shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company that is an affiliate of our largest beneficial stockholder, our CEO and Chairman, Professor Lugee Li. The purpose of this shift was to preserve and maximize the value of the Company’s assets by reducing the infrastructure and cost associated with maintaining and building manufacturing operations and maximizing the prospects of successfully and more rapidly commercializing amorphous alloy products by leveraging the manufacturing capabilities of Yihao and potentially other manufacturers. There is no assurance, however, that this strategy will enable the Company to more rapidly and successfully commercialize its products.

We will rely on the manufacturing operations of a third party controlled by our largest stockholder, CEO and Chairman, which presents potential conflicts of interest.

As a result of the 2019 Restructuring Plan, we will rely, at least initially, on Yihao to manufacture our products. Yihao is an affiliate of Professor Li and is indirectly controlled by Professor Li. Professor Li, through his affiliates, is the largest beneficial owner of our common stock and owns approximately 45.1% of our common stock and is able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. As a result of this significant ownership and his affiliation with Yihao, as well as the future importance of Yihao as a manufacturer of the Company’s products, Professor Li may have conflicts of interest and interests that are not aligned with those of other stockholders of the Company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer, Lugee Li, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Bryce Van, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Lugee Li, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President of Finance, Bryce Van, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 12, 2019	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)