Form 10-K
period 2019-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2020-03-10
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $64,126,577. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.13 per share, the closing price of the common stock as reported on the “OTCQB Venture Marketplace” on June 28, 2019 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 28, 2019 is deemed to be an affiliate. The number of shares of common stock outstanding as of March 6, 2020 was 914,449,957.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of this report entitled “Risk Factors” (Item 1A of this report) as well as the following risks and uncertainties:

●	Our ability to fund our operations in the long-term through financing transactions on terms acceptable to us, or at all;
●	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
●	Our limited history of developing and selling products made from our bulk amorphous alloys;
●	Challenges associated with having products manufactured from our alloys and the use of third parties for manufacturing;
●	Our limited history of licensing our technology to third parties;
●	Lengthy customer adoption cycles and unpredictable customer adoption practices;
●	Our ability to identify, develop, and commercialize new product applications for our technology;
●	Competition from current suppliers of incumbent materials or producers of competing products;
●	Our ability to identify, consummate, and/or integrate strategic partnerships;
●	The potential for manufacturing problems or delays; and
●	Potential difficulties associated with protecting or expanding our intellectual property position.

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

Our Strategy

In July 2019, we adopted a restructuring plan pursuant to which we elected to wind down our manufacturing operations at our Lake Forest, CA facility and proceeded to outsource the manufacture of parts utilizing our technology through domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, we have shifted our business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company that is an affiliate of our largest beneficial stockholder, CEO and Chairman, Professor Lugee Li.

The key elements of our strategy include:

•	Focusing Our Marketing Activities on Select Products with Optimized Gross-Margins. We have focused and continue to focus our marketing activities on select products with optimized gross margins for the long term. This strategy is designed to align our product development initiatives with our processes and cost structure, and to reduce our exposure to more commodity-type product applications that are prone to unpredictable demand and fluctuating pricing. Our focus is primarily on products that possess design features that take advantage of our physical properties and manufacturing advantages of our technology and that command a price commensurate with the performance advantages of our alloys. In addition, we will continue to engage in prototype manufacturing for products that will ultimately be licensed to or manufactured by third-parties.

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

Components for Non-Consumer Electronic Products

We design, develop and supply components for non-consumer electronic devices utilizing our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these components in certain applications.  Our strategic focus is primarily on parts that command a price commensurate with the performance advantages of our alloys. These product categories in the non-consumer electronics field include, but are not limited to, aerospace components, leisure products, and industrial machines. We believe that there are multiple applications and opportunities in the non-consumer electronics product category for us to produce parts that command the higher margin and premium prices consistent with our core business strategy.

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

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which, for a one-time license fee, we granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize our intellectual property in the field of “consumer electronic” products, as defined in the license agreement. As a result, we will not pursue application of our bulk Liquidmetal alloys in the consumer electronics field. However, we continue to work with Apple to develop and advance research and development in the amorphous alloy space to benefit both consumer and non-consumer electronics fields. For more information regarding our transaction with Apple, see “ – Licensing Transactions” below.

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

Eutectix Business Development Agreement

On January 31, 2020, we entered into a Business Development Agreement (the “Agreement”) with Eutectix, LLC, a Delaware limited liability company (“Eutectix”), which provides for collaboration, joint development efforts, and the manufacturing of products based on our proprietary amorphous metal alloys. Under the Agreement, we have agreed to license to Eutectix specified equipment owned by us, including two injection molding machines, the Machines, and other machines and equipment, all of which will be used to make products for our customers and Eutectix customers. The licensed machines and equipment represent substantially all of the machinery and equipment currently held by us. We have also licensed to Eutectix various patents and technical information related to our proprietary technology. Under the Agreement, Eutectix will pay us a royalty of six percent (6%) of the net sales price of licensed products sold by Eutectix, and Eutectix will also manufacture products for us. The Agreement has a term of five years, subject to renewal provisions and the ability of either party to terminate earlier upon specified circumstances.

Apple License Transaction

On August 5, 2010, we entered into a license transaction with Apple pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

Under the agreements relating to the license transaction with Apple, we were obligated to contribute, to CIP, all intellectual property developed by us through February 2016. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees. On December 6, 2013, we and Engel entered into an Exclusivity Agreement for a 10 year term whereby we agreed, with certain exceptions and limitations, that we and our licensees would purchase amorphous alloy injection molding machines exclusively from Engel.

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

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to our technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches as against all third parties (including us), but non-exclusive as to Apple. We will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

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

Our initial bulk amorphous alloy technology was developed by researchers at the Caltech. We have acquired patent rights that provide us with the exclusive right to commercialize the amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2020 and 2036. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

Research and Development

Through the year-ended December 31, 2019, we have engaged in ongoing research and development programs that were driven by the following key objectives:

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

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2019 and 2018 were $1.3 million and $2.4 million, respectively.

As a result of the 2019 Restructuring Plan, and associated reductions in employee headcount, we expect that research and development efforts will be significantly reduced in prospective periods.

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

Manufacturing

During 2017, we purchased and relocated to a new manufacturing facility, with a plan for the expansion of our ability to (i) provide on-site manufacturing of customer products, (ii) provide our customers and strategic partners a venue to inspect, collaborate, and demonstrate the latest developments of our alloy composition development and manufacturing processes, and (iii) provide multiple platforms for manufacturing customer products. As a result of the 2019 Restructuring Plan, the Company will discontinue manufacturing operations in this facility.

Going forward, our current manufacturing strategy is to partner with global companies that are contract manufacturers and alloy producers. We seek third party companies with proven track records of success who can gain specialized skills and knowledge of our alloys through close collaborations with our team of engineers. We believe that partnering with these global companies will allow us to forgo the capital intensive requirements of maintaining our own large scale manufacturing facilities and allow us to grow the number of applications for the technology much faster than could be accomplished on our own.

Customers

During 2019, there were five major customers, who together accounted for 83% of our revenue. During 2018, there were three major customers, who together accounted for 66% of our revenue. As of December 31, 2019, two customers represented 90%, or $280,000, of the total outstanding trade accounts receivable. As of December 31, 2018, three customers represented 90%, or $108,000, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. Our goal is to educate customers on the benefits of our technology and help them gain adequate knowledge to apply the technology to their upcoming product application designs. To that end, we have business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products. We currently have one full-time employee engaged in sales and marketing activities. Additionally, we have expanded our outside sales forces to complement our internal team, as evidenced through the continued partnering with territorial market sales representatives.

Employees

As of December 31, 2019, we had 9 full-time employees and no part time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

Governmental Regulation

Government regulation of our products will depend on the nature and type of product and the jurisdictions in which the products are sold. For example, medical instruments incorporating our Liquidmetal alloys will be subject to regulation in the United States by the Food and Drug Administration (“FDA”) and corresponding state and foreign regulatory agencies. Medical device manufacturers to whom we intend to sell our products may need to obtain FDA approval before marketing their medical devices that incorporate our products and may need to obtain similar approvals before marketing these medical device products in foreign countries.

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

Golf Subsidiary

From 1997 until September 2001, we were engaged in the retail marketing and sale of golf clubs through a majority-owned subsidiary, Liquidmetal Golf. The retail business of Liquidmetal Golf was discontinued in September 2001. However, in December 2012, we recommenced activities and discussions with potential partners regarding the development of golf club components for golf equipment manufacturers that will integrate these components into their own clubs and then sell them under their respective brand names. Such activities continued, on a limited basis, through 2018. Liquidmetal Technologies owns 79% of the outstanding common stock in Liquidmetal Golf.

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

We have experienced significant cumulative operating losses since our inception. Our operating loss for the fiscal years ended December 31, 2019 and 2018 were $7.9 million and $9.0 million, respectively. We had an accumulated deficit of approximately $266.3 million at December 31, 2019, and approximately $258.9 million at December 31, 2018. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

We primarily rely on limited suppliers for mold making, manufacturing and alloying of our bulk amorphous alloys and parts.

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

In July 2019, the Company adopted the 2019 Restructuring Plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners. In connection with the 2019 Restructuring Plan, the Company has shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Yihao, a China-based company that is an affiliate of our largest beneficial stockholder, our CEO and Chairman, Professor Lugee Li. The purpose of this shift was to preserve and maximize the value of the Company’s assets by reducing the infrastructure and cost associated with maintaining and building manufacturing operations and maximizing the prospects of successfully and more rapidly commercializing amorphous alloy products by leveraging the manufacturing capabilities of Yihao and potentially other manufacturers. There is no assurance, however, that this strategy will enable the Company to more rapidly and successfully commercialize its products.

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

Our business is based upon the commercialization of a new and unique materials technology. Our future growth and success will depend in part on our ability to retain key members of our management and engineering staff, who are familiar with this technology and the potential applications and markets for it. We do not have “key man” or similar insurance on any of the key members of our management and engineering staff. If we lose their services or the services of other key personnel, our financial results or business prospects may be harmed. Additionally, our future growth and success will depend in part on our ability to attract, train, and retain scientific engineering, manufacturing, sales, marketing, and management personnel. We cannot be certain that we will be able to attract and retain the personnel necessary to manage our operations effectively. Competition for experienced executives and engineers from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. Moreover, the employment of otherwise highly qualified non-U.S. citizens may be restricted by applicable immigration laws.

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

We own several patents relating to amorphous alloy technology, and we have other rights to amorphous alloy patents through an exclusive license from Caltech.  Our success depends in part on our ability to obtain and maintain patent and other proprietary right protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. Specifically, we must:

●	protect and enforce our owned and licensed patents and intellectual property;

●	exploit our owned and licensed patented technology; and

●	operate our business without infringing on the intellectual property rights of third parties.

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2020 and 2036. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

In August 2010, we entered into a license transaction with Apple pursuant to which (i) we contributed substantially all of our intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called CIP, (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, and (iii) CIP granted back to us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

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

Some of the applications for our Liquidmetal alloys that we have identified or may identify in the future may be subject to government regulations. For example, any medical devices made from our alloys likely will be subject to extensive government regulation in the United States by the FDA. Any medical device manufacturers to whom we sell Liquidmetal alloy products may need to comply with FDA requirements, including premarket approval or clearance under Section 510(k) of the Food Drug and Cosmetic Act,2 before marketing Liquidmetal alloy medical device products in the United States. These medical device manufacturers may be required to obtain similar approvals before marketing these medical devices in foreign countries. Any medical device manufacturers with which we jointly develop and sell medical device products may not provide significant assistance to us in obtaining required regulatory approvals. The process of obtaining and maintaining required FDA and foreign regulatory approvals could be lengthy, expensive, and uncertain. Additionally, regulatory agencies can delay or prevent product introductions. The failure to comply with applicable regulatory requirements can result in substantial fines, civil and criminal penalties, stop sale orders, loss or denial of approvals, recalls of products, and product seizures.

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

As of December 31, 2019, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 47.3% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2019, the highest bid price for our common stock was $0.19 per share, while the lowest bid price during that period was $0.09 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer prior to recommending the investment to such customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We rely extensively on information technology systems across our operations, including reporting results of operations, collection and storage of personal data of customers, employees and other stakeholders, and various other processes and transactions. Some of these systems are managed by third-party service providers. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of our business partners’ technology and systems could expose us and/or our customers and vendors to a risk of loss or misuse of such information, which could adversely affect our operating results, result in regulatory enforcement, other litigation and potential liability, and otherwise harm our business. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products depends significantly on the reliability and capacity of these systems and third-party service providers. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party service provider, such measures cannot provide absolute security.

We have exposure to similar security risks faced by other companies that have data stored on their information technology systems. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If we or our third-party service providers systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, we could experience delays or decreases in product sales, and reduced efficiency of our operations. Any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect its business, and cause it to incur significant losses and remediation costs.

We will rely on the manufacturing operations of a third party controlled by our largest stockholder, CEO and Chairman, which presents potential conflicts of interest.

As a result of the 2019 Restructuring Plan, we will rely, at least initially, on Yihao to manufacture our products. Yihao is an affiliate of Professor Li and is indirectly controlled by Professor Li. Professor Li, through his affiliates, is the largest beneficial owner of our common stock and owns approximately 45.1% of our common stock and is able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. As a result of this significant ownership and his affiliation with Yihao, as well as the future importance of Yihao as a manufacturer of the Company’s products, Professor Li may have conflicts of interest and interests that are not aligned with those of other stockholders of the Company

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office and principal research and development offices are located in Lake Forest, California and consist of approximately 41,000 square feet. We purchased the facility in February of 2017.

On January 23, 2020, we entered into a lease agreement pursuant to which we leased an approximately 32,534 square foot portion of the facility to a commercial tenant. The lease term is for 5 years and 2 months commencing on March 1, 2020. The base rent payable under the Lease Agreement is $32,534 per month initially and is subject to periodic increases up to a maximum of approximately $54,000 per month. The tenant will pay approximately 79% of common operating expresses.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “OTCQB Venture Marketplace” under the symbol “LQMT.” On March 6, 2020, the last reported sales price of our common stock was $0.10 per share. As of March 6, 2020, we had 210 active record holders of our common stock.

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

2019	High	Low
Fourth Quarter	$0.13	$0.09
Third Quarter	$0.13	$0.09
Second Quarter	$0.15	$0.09
First Quarter	$0.19	$0.11
2018	High	Low
Fourth Quarter	$0.20	$0.10
Third Quarter	$0.26	$0.16
Second Quarter	$0.29	$0.23
First Quarter	$0.26	$0.20

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

Our revenues are derived from i) selling our bulk amorphous alloy custom products and parts for applications which include, but are not limited to, non-consumer electronic devices, medical products, automotive components, and sports and leisure goods; ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; and iii) product licensing and royalty revenue.

Our cost of sales consists primarily of the costs of manufacturing, which include raw alloy and direct labor costs. Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

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

In July 2019, the Company adopted the 2019 Restructuring Plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through domestic and international manufacturing partners. In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Yihao, a China-based company that is an affiliate of our largest beneficial stockholder our CEO and Chairman, Professor Lugee Li.

SIGNIFICANT TRANSACTIONS

Manufacturing Facility Purchase

On February 16, 2017, we purchased a 41,000 square foot manufacturing facility located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the property was $7,818. As a result of the 2019 Restructuring Plan, we will discontinue manufacturing operations in this facility and, during January 2020, we executed a lease agreement with a commercial tenant of approximately 80% of the facility.

2016 Purchase Agreement

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by our Chairman and CEO, Professor Lugee Li (“Professor Li”). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of our common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

In addition to the shares issuable under the 2016 Purchase Agreement, we issued to the Investor a warrant to acquire 10,066,809 shares of common stock (of which the right to exercise 2,609,913 of the warrant shares vested on March 10, 2016 and the right to exercise the remaining 7,456,896 warrant shares vested on October 26, 2016, all at an exercise price of $0.07 per share). The warrant will expire on the tenth anniversary of its issuance date.

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

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, we and DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), entered into a Parallel License Agreement (the “License Agreement”) pursuant to which we and Eontec agreed to cross-license their respective technologies. Our Chairman and CEO, Professor Li, is also a major shareholder and Chairman of Eontec.

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

Eutectix Business Development Agreement

On January 31, 2020, we entered into a Business Development Agreement (the “Agreement”) with Eutectix, LLC, a Delaware limited liability company (“Eutectix”), which provides for collaboration, joint development efforts, and the manufacturing of products based on our proprietary amorphous metal alloys. Under the Agreement, we have agreed to license to Eutectix specified equipment owned by us, including two injection molding machines, the Machines, and other machines and equipment, all of which will be used to make products for our customers and Eutectix customers. The licensed machines and equipment represent substantially all of the machinery and equipment currently held by us. We have also licensed to Eutectix various patents and technical information related to our proprietary technology. Under the Agreement, Eutectix will pay us a royalty of six percent (6%) of the net sales price of licensed products sold by Eutectix, and Eutectix will also manufacture products for us. The Agreement has a term of five years, subject to renewal provisions and the ability of either party to terminate earlier upon specified circumstances.

Apple License Transaction

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which (i) we contributed substantially all of its intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called Crucible Intellectual Property, LLC (“CIP”), (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to the us a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

Under the agreements relating to the license transaction with Apple, we were obligated to contribute, to CIP, all intellectual property developed through February 2016. We are also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees. On December 6, 2013, we and Engel entered into an Exclusivity Agreement for a ten year term whereby we agreed, with certain exceptions and limitations, that we and our licensees would purchase amorphous alloy injection molding machines exclusively from Engel.

Our majority-owned Liquidmetal Golf subsidiary has the exclusive right and license to utilize our Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club parts and other products used in the sport of golf. We own 79% of the outstanding common stock of Liquidmetal Golf.

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to our technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches, but non-exclusive as to Apple. We will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

RESULTS OF OPERATIONS

	For the years ended December 31,
	2019		2018
	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$1,325		$484
Licensing and royalties	48		48
Total revenue	1,373		532

Cost of sales	832	61%	1,164	219%
Gross profit (loss)	541	39%	(632)	-119%

Selling, marketing, general and administrative	5,424	395%	5,899	1109%
Research and development	1,342	98%	2,429	457%
Impairment of long-lived assets	1,676	122%	-	0%
Gain on disposal of long-lived assets	(11)	-1%	-	0%
Total operating expense	8,431		8,328

Operating loss	(7,890)		(8,960)

Interest and investment income	459		259

Net loss	$(7,431)		$(8,701)

(a)	Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue and operating expenses

Revenue. Total revenue increased by $841 to $1,373 for the year ended December 31, 2019 from $532 for the year ended December 31, 2018.  The increase was attributable to the completion of higher volume orders to provide current customers with buffer inventories while manufacturing capabilities are transitioned to outsourced manufacturing. As a result, product revenues during 2019 will likely not be indicative of short-term, prospective volumes.

Cost of sales. Cost of sales was $832, or 61% of total revenue, for the year ended December 31, 2019, a decrease from $1,164, or 219% of total revenue, for the year ended December 31, 2018. The decrease in our cost of sales for the year ended December 31, 2019 was primarily attributable to lower raw material costs as a result of $642 in market write-downs taken during 2018, higher volume production during 2019, and improvements in production throughput during 2019. The cost to manufacture products and components from our bulk amorphous alloys is variable and differs based on the unique design of each product. Following the transition of manufacturing operations, if we begin increasing our products revenues with shipments of routine, commercial products and components through our third party contract manufacturers, we expect to lower raw material and consumable costs through volume purchases, reduced labor and fixed overhead burdens on end products, and have more stable and predictable cost of sales percentages on product sales.

Gross profit (loss). Our gross profit (loss) increased by $1,173 from $(632) as of December 31, 2018 to $541 as of December 31, 2019. Our gross margin percentage increased from (119)% as of December 31, 2018 to 39% as of December 31, 2019. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to our third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses decreased by $475 to $5,424, or 395% of revenue, for the year ended December 31, 2019 from $5,899, or 1109% of revenue, for the year ended December 31, 2018. The decrease in expenses was due to overall lower costs associated with employee compensation as a result of headcount reductions. This decrease was partially offset by $273 in additional severance expense during the year ended December 31, 2019, as a result of the 2019 Restructuring Plan.

Research and development expenses. Research and development expenses decreased by $1,087 to $1,342, or 98% of revenue, for the year ended December 31, 2019, from $2,429, or 457% of revenue, for the year ended December 31, 2018. The decrease in expense was mainly due to reduction in mold, tooling, and alloy development initiatives. Through the year ended December 31, 2019, research and development activities have been focused on (i) research and development of new Liquidmetal alloys and related processing capabilities, (ii) the development of new manufacturing techniques, and (iii) contracting with consultants to advance the development of Liquidmetal alloys and related production processes. Such research and development activities will be significantly reduced following completion of the 2019 Restructuring Plan.

Impairment of long-lived assets. In connection with the 2019 Restructuring Plan, non-cash impairment charges of $1,676 were recorded during the year ended December 31, 2019, as a result of changed assumptions regarding the asset grouping and future use of the Company’s manufacturing assets. Similar charges were not recorded during the year ended December 31, 2018.

Gain on disposal of fixed assets. During the year ended December 31, 2019, the Company recorded gains on the disposal of fixed assets of $11, in connection with the 2019 Restructuring Plan. Similar charges were not recorded during the year ended December 31, 2018.

Operating loss. Operating loss decreased by $1,070 from $8,960 for the year ended December 31, 2018 to $7,890 for the year ended December 31, 2019. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Non-operational income and expenses

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $459 and $259 for the years ended December 31, 2019 and 2018, respectively. The increase during 2019 is due to a higher invested base and overall change in investment strategy to provide increased yields, while preserving liquidity.

Net loss. Our annual net losses of $7,431 as of December 31, 2019 and $8,701 as of December 31, 2018 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $3,872 for the year ended December 31, 2019 and $6,251 for the year ended December 31, 2018. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $11,835 for the year ended December 31, 2019 and $292 for the year ended December 31, 2018. Cash used in investing activities during 2019 primarily consist of purchases of debt securities in line with our investment strategy. Cash used in investing activities during 2018 primarily consist of capital expenditures to support our previous manufacturing efforts, including the purchase of our facility and additional production equipment.

Cash provided by financing activities

Cash provided by financing activities totaled $21 for the year ended December 31, 2019 and $463 for the year ended December 31, 2018. Annual amounts primarily consist of proceeds received from the exercise of stock options and warrants.

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

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company. As of December 31, 2019, the Company did not have any off-balance sheet arrangements.

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

Our revenue recognition policy complies with the requirements of ASC 606. As a majority of our sales revenue continues to be recognized when products are shipped, and there was no change in the recognition model historically applied to active license and royalty contracts under the new revenue standard, there was no adjustment to the opening balance of retained earnings. The impact to our results of operations is not material, on an on-going basis, because the analysis of our contracts under the new revenue standard supports a recognition model consistent with our previous revenue recognition model. Revenue on the majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer.

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

•	Our investments in debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. We classify investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. We evaluate investments in debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, we did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2019 and 2018.

•

We value our long-lived assets at the lower of cost or fair market value.  We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for our technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If we concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. Based on the results of this analysis, we recorded non-cash impairment charges of $1,676 for the year ended December 31, 2019, primarily related to the carrying value of our manufacturing assets that will not be utilized prospectively as a result of the July 2019 Restructuring Plan. No such charges were recorded for the years ended December 31, 2018 or December 31, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Liability Classified Warrants

In July 2017, the FASB issued an accounting standards update which modifies the requirements for the classification of certain financial instruments with down round features as equity versus liabilities. The guidance will allow for financial instruments previously required to be presented as liabilities due to the presence of down round features to be presented as equity upon meeting other criteria. We adopted the requirements of this update effective as of January 1, 2019, utilizing the full retrospective transition option. Accordingly, we reclassified the warrant liability to additional paid in capital on our December 31, 2018 consolidated balance sheets, which increased additional paid-in capital by $6,970, increased accumulated deficit by $4,778, and decreased warrant liability by $2,192. In addition, because of the retrospective adoption, we credited change in fair value of warrant liability on our consolidated statements of operations by $1,267 for year ended December 31, 2018. The adoption of this guidance had no impact on the Company’s consolidated statement of cash flows in the current or previous annual reporting periods.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements

The financial statements required by this item can be found beginning on page 50 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2019 (the end of the period covered by this report).

Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2019. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Liquidmetal Technologies, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Liquidmetal Technologies, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the “financial statements”) of the Company and our report dated March 10, 2020 expressed an unqualified opinion.

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

/s/ SingerLewak LLP

Los Angeles, California

March 10, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of March 6, 2020:

Name	Age	Position

Lugee Li	59	Chairman of the Board, President and Chief Executive Officer

Bruce Bromage	66	Chief Operating Officer

Bryce Van	36	Vice President- Finance

Isaac Bresnick	35	Executive Administrator and Director

Abdi Mahamedi	56	Vice Chairman of the Board

Vincent Carrubba	59	Director

Tony Chung	50	Director

Professor Lugee Li (“Professor Li”) was elected by our board of directors to serve as our Chief Executive Officer in December 2016. Pursuant to the terms of the 2016 Purchase Agreement, Professor Li was appointed as a member of our board of directors in March 2016 and became Chairman of our board of directors in October 2016. Professor Li is the founder, Chairman, and majority shareholder of DongGuan Eontec Co. Ltd. (“Eontec”), a Hong Kong company listed on the Shenzen Stock Exchange engaged in the production of precision die-cast products and the research and development of new materials. Professor Li founded Eontec in 1993 and has served as its Chairman since that date. At Eontec, Professor Li is responsible for strategic development and research and development. Professor Li is also the founder and sole shareholder of Leader Biomedical Limited, a Hong Kong company engaged in the supply of biomaterials and surgical implants. Professor Li serves as an analyst for the Institute of Metal Research at the Chinese Academy of Sciences and serves part-time as a professor at several universities in China. Professor Li owns Liquidmetal Technology Limited, a Hong Kong company and the investor in our 2016 Purchase Agreement.

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

Abdi Mahamedi has served as a director since May 2009 and served as Chairman of the board of directors from March 2010 through October 2016. Since 1987, Mr. Mahamedi has served as the President and Chief Executive Officer of Carlyle Development Group of Companies (“CDG”), which develops and manages residential and commercial properties in the United States on behalf of investors worldwide. In his role as President and Chief Executive Officer, Mr. Mahamedi evaluates and supervises all of the investment activities and management personnel of CDG. Prior to joining CDG, Mr. Mahamedi founded Emanuel Land Company, a subsidiary of Emanuel & Company, a Wall Street investment banking firm, and served as a managing director for Emanuel Land Company from 1986 to 1987. In 1983, Mr. Mahamedi received his B.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania, and in 1984 he received his M.S.E. degree in Civil and Structural Engineering from the University of Pennsylvania.

Vincent Carrubba began serving on our board of directors in October 2016. From September 2014 through the present, Mr. Carrubba has served as the CEO of Admiral Composite Technologies Inc. (“Admiral”). During his time at Admiral, Mr. Carrubba has helped to develop new technologies for environmentally responsible and innovative building materials which represent Admiral’s product lines. Mr. Carrubba has also served as Admiral’s Chairman since its inception in 2009. From September 2014 through the present, Mr. Carrubba has served as the CEO of Asia Sourcing & Communications USA Inc. and he has served as its Chairman since its inception in 2013. From 2002 through August 2014, Mr. Carrubba served as the Director of research and development for Interdynamics Inc. and IDQ Holdings, where he was responsible for all research and development and quality control matters, including the management of engineering, legal, patenting, regulatory, insurance and consumer relations matters. From 1989 through 1992, Mr. Carrubba designed and installed the New York Stock Exchange telecommunications and information technology systems. Mr. Carrubba has held engineering and executive positions with Xerox, General Electric, Bristol-Meyers Squibb and AT&T and he is the inventor of several patents related to telecommunications, professional tools and consumer products. Mr. Carrubba received a Bachelor of Arts degree in Engineering Science and a Bachelor of Science Degree in Mechanical Engineering from Columbia University’s School of Engineering and Applied Science (SEAS) in 1982.

Tony Chung was appointed to our board of directors in August 2017. Mr. Chung had previously served as the Company’s Chief Financial Officer from December 2008 to August 2017. Prior to joining the Company, he was the Chief Financial Officer of Solarcity, currently a division of Tesla Inc., that provides advanced solar technology solutions. Mr. Chung currently serves as the Managing Director of Baypoint Ventures, a technology investment fund. Mr. Chung is an Attorney at Law and received a B.S. degree in business from UC Berkeley and a J.D. Degree from PCU Law School.

Audit Committee

We have a separately-designated standing Audit Committee of our board of directors (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Carrubba serves as the chairman, and Mr. Mahamedi and Mr. Chung serve as the other members of, the Audit Committee. Our board of directors has determined that Mr. Carrubba, Mr. Mahamedi are “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. Our board of directors has deemed Mr. Chung to be qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and also demonstrates “financial sophistication” as defined by the rules of The NASDAQ Stock Market,

The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, and the independence and performance of our internal and external auditors. The Audit Committee carries out these responsibilities through regular meetings with (1) our management team, (2) our internal auditors, with formal approval of fees and scope of services, and (3) our external auditors, with formal approval of the scope of services, fees, and quarterly independence assessments. The Audit Committee maintains open, direct, lines of communication with both the internal and external audit functions to further support them in their corporate governance efforts. The results of services performed by both our internal and external audit functions are reported directly to the Audit Committee.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2019 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2019.

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

Item 11. Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2019: (i) Professor Li, our Chairman, President and Chief Executive Officer; (ii) Bruce Bromage, our Chief Operating Officer; (iii) Bryce Van, our Vice President of Finance, and (iv) Isaac Bresnick, our Executive Administrator. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2019, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2019 and 2018 (ii) the aggregate grant date fair value of stock and option awards granted during 2019 and 2018, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2019 and 2018 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2019 and 2018; (v) all other compensation for 2019 and 2018; and, finally, (vi) the dollar value of total compensation for 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Total
Lugee Li,	2019	$-	$-	$-	$-		$-
Chairman, President and Chief Executive Officer	2018	$-	$-	$-	$-		$-
Bruce Bromage,	2019	$291,000	$98,000	$-	$-	(2)	$389,000
Chief Operating Officer	2018	$291,000	$97,758	$-	$444,820	(2)	$833,577
Bryce Van,	2019	$245,000	$78,000	$-	$-	(3)	$323,000
Vice President- Finance	2018	$216,693	$23,956	$-	$212,454	(3)	$453,103
Isaac Bresnick,	2019	$154,000	$64,000	$-	$-		$218,000
Executive Administrator	2018	$154,000	$64,410	$-	$-		$218,410

(1)	Please refer to Note 13 in the accompanying footnotes to the financial statements for discussion of the assumptions used in the valuation of option awards.
(2)	Options to purchase 4,050,000 shares of our common stock were awarded to Mr. Bromage on November 15, 2018.
(3)	Options to purchase 1,130,000 shares of our common stock were awarded to Mr. Van on May 10, 2018.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2019, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Lugee Li	501,667	198,333	(1)	-	$0.13	5/4/2026
Bruce Bromage	1,335,192	-	(2)	-	$0.08	2/5/2023
	1,704,500	-	(3)	-	$0.29	2/5/2024
	1,475,000	25,000	(4)	-	$0.14	1/28/2025
	1,150,000	350,000	(5)	-	$0.07	2/17/2026
	226,667	13,333	(6)	-	$0.23	2/7/2027
	810,000	3,240,000	(10)	-	$0.14	11/15/2028
Bryce Van	90,000	-	(7)	-	$0.15	10/23/2023
	300,000	-	(3)	-	$0.29	2/5/2024
	160,000	5,000	(4)	-	$0.14	1/28/2025
	168,000	73,500	(5)	-	$0.07	2/17/2026
	113,333	6,667	(6)	-	$0.23	2/7/2027
	596,389	533,611	(9)	-	$0.24	5/10/2028
Isaac Bresnick	420,000	280,000	(8)	-	$0.25	12/13/2026
	226,667	13,333	(6)	-	$0.23	2/7/2027

(1)	The shares underlying these grants vest 20% following the first anniversary of the grant date of May 4, 2016, and on a monthly basis following such date for the remaining four years thereof.

(2)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 6, 2013, and on a monthly basis following such date for the remaining four years thereof.

(3)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 5, 2014, and on a monthly basis following such date for the remaining four years thereof.

(4)	The shares underlying these grants vest 20% following the first anniversary of the grant date of January 27, 2015, and on a monthly basis following such date for the remaining four years thereof.

(5)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 17, 2016, and on a monthly basis following such date for the remaining four years thereof.

(6)	The shares underlying these grants vest 33.33% following the first anniversary of the grant date of February 7, 2017, and on a monthly basis following such date for the remaining two years thereof.

(7)	The shares underlying these grants vest 20% following the first anniversary of the grant date of October 23, 2013, and on a monthly basis following such date for the remaining four years thereof.

(8)	The shares underlying these grants vest 20% following the first anniversary of the grant date of December 13, 2016, and on a monthly basis following such date for the remaining four years thereof.

(9)	The shares underlying these grants vest 33.33% following the first anniversary of the grant date of May 10, 2018, and on a monthly basis following such date for the remaining two years thereof.

(10)	The shares underlying these grants vest 20% following the first anniversary of the grant date of November 15, 2018, 20% on the second anniversary of the grant date, and 60% on the third anniversary of the grant date.

Employment Agreements and Change of Control Agreement

On March 10, 2016, the Company amended its Change of Control Agreements with named executive officers. As so amended, the Change of Control Agreements provide that if the executive officer’s employment with the Company is terminated without cause during the one-year period after a change of control of the Company, then the terminated officer will receive a lump sum severance compensation in an amount equal to twelve months of his then-current base salary. The named executive officers will each also be entitled to the above-described severance compensation in the event he terminates his own employment within one year after a change of control because of a salary decrease, assignment to a lower-level position or a required move of more than 25 miles. In addition to the above-described severance compensation, upon any termination described in this paragraph, all unvested stock options related to these officers will automatically and immediately vest and shall thereafter be exercisable in accordance with the terms and provisions of the applicable award agreements. “Change of control” is defined in the Change of Control Agreements, with certain exceptions, as a merger of the Company with a third-party, the sale of all or substantially all of the Company’s assets, the acquisition by a single person or group of more than 50% of the combined voting power of the Company’s outstanding securities. “Cause” is defined in the Change of Control Agreements to include fraud, embezzlement, dishonesty, material harm to the Company, or an uncured failure to adequately perform job duties, among other things.

On November 15, 2018, the Company entered into an Employment Agreement with Bruce Bromage, the Company’s Chief Operating Officer (the “Bromage Employment Agreement”). The Bromage Employment Agreement has a term of three years and will continue thereafter on an “at-will” basis until terminated by either the Company or Mr. Bromage upon 30 days’ prior written notice. The Bromage Employment Agreement provides for an annual base salary of $291,000 plus bonuses at the discretion of the Company’s board of directors. The agreement provides that the Company can terminate Mr. Bromage’s employment at any time and for any reason, provided that if his employment is terminated without “Cause” (as specifically defined in the agreement), then he will continue to be entitled to his base salary and health and welfare benefits for a period of twelve months after termination, and his unvested equity awards (to the extent they would have vested during the twelve-month period after termination)will immediately vest and become exercisable until the earlier of two years after vesting or the scheduled expiration date of the award. In the event that Mr. Bromage terminates his own employment within two years after a change in control of the Company for various “Good Reason Events” (as specifically defined in the agreement), including a material change in compensation or duties, the Company will also be obligated to pay him the same severance compensation that would be applicable to a termination without “Cause”. The Bromage Employment Agreement provides that Mr. Bromage will not be entitled to any severance compensation if he voluntarily leaves the employment of the Company or is terminated for “Cause”, and severance payments will cease if he violates certain restrictive covenants in the agreement.

On November 15, 2018, the Company entered into an Employment Agreement with Bryce Van, the Company’s Vice President of Finance (the “Van Employment Agreement”). The Van Employment Agreement has a term of three years, subject to automatic extension on a month-to-month after the expiration of the initial three-year term. The Van Employment Agreement provides for an annual base salary of $245,000 plus bonuses at the discretion of the Company’s Board of Directors. The agreement provides that the Company can terminate Mr. Van’s employment at any time and for any reason, provided that if his employment is terminated without “Cause” (as specifically defined in the agreement), then he will continue to be entitled to his base salary and health and welfare benefits for a period of twelve months after termination, and his unvested equity awards (to the extent they would have vested during the twelve-month period after termination) will immediately vest and become exercisable until the earlier of two years after vesting or the scheduled expiration date of the award. In the event that Mr. Van terminates his own employment within two years after a change in control of the Company for various “Good Reason Events” (as specifically defined in the agreement), including a material change in compensation or duties, the Company will also be obligated to pay him the same severance compensation that would be applicable to a termination without “Cause”. The Van Employment Agreement provides that Mr. Van will not be entitled to any severance compensation if he voluntarily leaves the employment of the Company or is terminated for “Cause”, and severance payments will cease if he violates certain restrictive covenants in the agreement.

Professor Li does not have an employment agreement or change of control agreement with the Company.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment agreement or change of control agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2019.

Name	Benefit	Termination without Cause ($)	Death ($)	Termination Following Change of Control ($)

Lugee Li (1)	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation	-	-	-
	Total Value	-	-	-

Bruce Bromage	Salary	291,000	-	291,000
	Bonus	98,000	-	98,000
	Equity Acceleration	246,775	-	246,775
	Benefits Continuation	16,951	-	16,951
	Total Value	652,726	-	652,726

Bryce Van	Salary	245,000	-	245,000
	Bonus	78,000	-	78,000
	Equity Acceleration	85,086	-	85,086
	Benefits Continuation	8,147	-	8,147
	Total Value	416,233	-	416,233

Isaac Bresnick (2)	Salary	-	-	154,000
	Bonus	-	-	64,000
	Equity Acceleration	-	-	55,104
	Benefits Continuation	-	-	21,464
	Total Value	-	-	294,568

(1)	Professor Li does not have an employment agreement, nor is he currently receiving any form of compensation from the Company.
(2)

Severance amounts also apply if Mr. Bresnick terminates his own employment within one year after a change of control because of a salary decrease, assignment to a lower-level position or a required move of more than 25 miles.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abdi Mahamedi	$15,000	-	$-	-	-	-	$15,000
Walter Weyler (1)	$10,000	-	$-	-	-	-	$10,000
Vincent Carrubba	$40,000	-	$-	-	-	-	$40,000
Tony Chung	$15,000	-	$-	-	-	-	$15,000

(1)	Mr. Weyler resigned as a director of the Company on June 1, 2019.

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors. Mr. Currubba received a base fee of $40,000 during 2019. Mr. Mahamedi and Mr. Chung each received an annual base fee of $15,000 during 2019. All fees are paid quarterly in arrears.

We have a 2012 Equity Incentive Plan and a 2015 Equity Incentive Plan pursuant to which our non-employee directors are entitled to receive stock options. Each non-employee directors may be entitled to receive options on a case by case basis, in an amount determined by our board of directors or its compensation committee in its respective discretion, to purchase shares of common stock upon initial election to the board of directors. In determining the number of options granted to a director upon initial election, the compensation committee uses its judgment and, consistent with our compensation objectives, maintains the flexibility necessary to recruit qualified and experienced directors. All options granted under the plans have an exercise price equal to the fair market value of our common stock on the date of the grant. These stock options have a 10-year term and are exercisable pursuant to an equal 3-year vesting schedule, and remain exercisable for certain periods of time after a person is no longer a director.

No director who is an employee will receive separate compensation for services rendered as a director. However, our employee directors are eligible to participate in our 2012 and 2015 Equity Incentive Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 6, 2020 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership for each individual includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of March 6, 2020 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total of 914,449,957 shares of our common stock were issued and outstanding as of March 6, 2020. Unless otherwise indicated, the address of all directors and named executive officers is 20321 Valencia Circle, Lake Forest, California 92630.

	Common Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)

Directors and Named Executive Officers
Lugee Li	416,986,959	(2)	45.1%
Abdi Mahamedi	16,095,002	(3)	1.8%
Vincent Carruba	846,667	(4)
Tony Chung	261,083	(5)	*
Bruce Bromage	6,853,722	(6)	*
Bryce Van	1,585,944	(7)	*
Isaac Bresnick	706,667	(8)	*
Walter Weyler	-	(9)	*

All directors and executive officers as a group (11 persons)	443,336,044		47.3%

5% Shareholders

Liquidmetal Technology Limited Room 906, Tai Tung Building, 8 Fleming Rd Wanchai, Hong Kong	415,066,809	(10)	44.9%

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 6, 2020. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 6, 2020, or securities convertible into common stock within 60 days of March 6, 2020, are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of common stock beneficially owned is based on 914,449,957 shares of common stock outstanding as of March 6, 2020.

(2)	Includes:

(a)

405,000,000 shares of common stock held of record by Liquidmetal Technology Limited. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has sole power to direct the voting and disposition of such shares;

(b)

10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 6, 2020. Professor Li is the sole owner, officer, and director of Liquidmetal Technology Limited and has sole power to direct the voting and disposition of such shares;

(c)	1,360,150 shares of common stock held of record by Professor Li; and

(d)

560,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 6, 2020.Does not include 140,000 shares that are issuable pursuant to outstanding stock options, held by Professor Li, that are not exercisable currently or within 60 days of March 6, 2020.

(3)	Includes:

(a)

13,858,908 shares of common stock held of record by Carlyle Holdings, LLC. Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Holdings, LLC;

(b)	759,428 shares of common stock held of record by Mr. Mahamedi; and

(c)

1,476,666 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 6, 2020. Does not include 193,334 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 6, 2020.

(4)

Includes 846,667 shares issuable pursuant to outstanding stock options, held of record by Mr. Carrubba, which are exercisable currently or within 60 days of March 6, 2020. Does not include 360,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 6, 2020.

(5)	Includes:

(a)	85,250 shares of common stock held of record by Mr. Chung; and

(b)

175,833 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 6, 2020. Does not include 139,167 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 6, 2020.

(6)	Includes:

(a)	14,030 shares of common stock held of record by Mr. Bromage; and

(b)

6,839,692 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 6, 2020. Does not include 3,490,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 6, 2020.

(7)

Includes 1,585,944 shares issuable pursuant to outstanding stock options, held of record by Mr. Van, which are exercisable currently or within 60 days of March 6, 2020. Does not include 460,556 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 6, 2020.

(8)

Includes 706,667 shares issuable pursuant to outstanding stock options, held of record by Mr. Bresnick, which are exercisable currently or within 60 days of March 6, 2020. Does not include 233,333 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 6, 2020.

(9)	Mr. Weyler resigned as a director of the Company on June 1, 2019.

(10)	Includes:

(a)	405,000,000 shares of common stock held of record by Liquidmetal Technology Limited; and

(b)	10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 6, 2020.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	6,999,445	$0.20	13,177,302
Equity compensation plans not approved by stockholders	12,341,667	0.16	17,336,202
Total	19,341,112	$0.17	30,513,504

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2019 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2002 Equity Incentive Plan (1)	10,000,000	2,112,000	69,000	-
2012 Equity Incentive Plan	30,000,000	9,892,253	6,930,445	13,177,302
2015 Equity Incentive Plan	40,000,000	10,322,131	12,341,667	17,336,202
Total Stock Options	80,000,000	22,326,384	19,341,112	30,513,504

(1)	The 2002 Equity Incentive Plan expired by its terms in April 2012, resulting in no additional incentive stock option grants being available under this plan.

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

There were 69,000 outstanding options or stock awards at a weighted average price of $0.12 under the 2002 Plan as of December 31, 2019. There were 69,000 options exercisable and 2,112,000 shares had been issued upon exercise of options under the 2002 Plan as of December 31, 2019.

The 2002 Plan expired by its terms in April 2012. The 2002 Plan will remain in effect only with respect to the equity awards that have been granted under the 2002 Plan prior to its expiration.

2012 Equity Incentive Plan

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The purpose of the 2012 Plan is to advance the interests of our shareholders by enhancing our ability to attract, retain, and motivate persons who make or are expected to make important contributions to the Company and its subsidiaries by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning their interests with those of our shareholders.

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

There were 6,930,445 outstanding options or stock awards at a weighted average price of $0.20 under the 2012 Plan as of December 31, 2019. There were 6,564,029 options exercisable and 9,892,253 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2019.

2015 Equity Incentive Plan

On January 27, 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The purpose of the 2015 Plan is to advance the interests of our shareholders by enhancing our ability to attract, retain, and motivate persons who make or are expected to make important contributions to the Company and its subsidiaries by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning their interests with those of our shareholders.

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

There were 12,341,667 outstanding options or stock awards at a weighted average price of $0.16 under the 2015 Plan as of December 31, 2019. There were 6,822,410 options exercisable and 10,322,131 shares had been issued upon exercise of options under the 2015 Plan as of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400,000. Liquidmetal Technology Limited is a company owned by Professor Li that was formed in 2016 in contemplation of the 2016 Purchase Agreement. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of December 31, 2019, Professor Li is a greater-than 5% beneficial owner of the Company’s common stock and served (and currently serves) as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $31 thousand and $213 thousand during the years ended December 31, 2019 and 2018, respectively.

Review, Approval or Ratification of Transactions with Related Persons

Our policy is to require that any transaction with a related party required to be reported under applicable SEC rules, other than compensation-related matters, be reviewed and approved or ratified by the Audit Committee. The Audit Committee has not adopted specific procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case by case basis. Our policy is to require that all compensation-related matters be recommended for board of directors approval by the Compensation Committee. During the last fiscal year no transactions with a related party occurred that required a waiver of this policy and no transactions with a related party occurred in which we did not follow this policy.

Director Independence

Our board of directors currently has five members – Lugee Li, Isaac Bresnick, Abdi Mahamedi, Vincent Carrubba, and Tony Chung. Our board of directors has determined that Mr. Mahamedi and Mr. Carrubba are “independent directors” as such term is defined by the rules of the NASDAQ Stock Market, Inc. Prior to his resignation on June 1, 2019, the board of directors had determined that Walter Weyler was also an “independent director” as such term is defined by the rules of the NASDAQ Stock Market, Inc. In addition, all of the members of our Compensation Committee, Corporate Governance and Nominating Committee, and Audit Committee are “independent directors” under the rules of the NASDAQ Stock Market, Inc. and the SEC applicable to members of such committees.

Item 14. Principal Accountant Fees and Services

Audit Fees for 2019 and 2018

The following table summarizes the aggregate fees billed to us by SingerLewak LLP, our principal accountants, for professional services during the years ended December 31, 2019 and December 31, 2018:

Fees	2019	2018
Audit Fees (1)	$194,039	$160,913
All Other Fees	-	-
Total Fees	$194,039	$160,913

(1) Audit Fees.

Fees for audit services billed in 2019 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2018 and 2019; and
•	Review of the Company’s quarterly financial statements for 2019.

Fees for audit services billed in 2018 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2017 and 2018; and
•	Review of the Company’s quarterly financial statements for 2018.

Audit Committee Pre-Approval Policies

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our Audit Committee approved 100% of the services performed by SingerLewak LLP in 2019 and 2018 and no non-audit related services were provided by SingerLewak LLP in either of 2019 or 2018.

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

(c)   Financial Statement Schedule. See Item 15(a)(1) above.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 20, 2016).

3.2	Amended and Restated ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 5, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

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

10.21	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 5, 2015).

10.22	Form of Amended and Restated Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 5, 2015).

10.23	Form of Amendment to Change of Control Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 9, 2016).

10.24

Stock Purchase Warrant, dated March 10, 2016, issued to Liquidmetal Technology Limited by Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on March 14, 2016).

10.25

Securities Purchase Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 14, 2016).

10.26

Parallel License Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and DongGuan Eontec Co., Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on March 14, 2016).

10.27*

Amended and Restated Employment Agreement, dated March 10, 2016, between Thomas Steipp and Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on March 14, 2016).

10.28	Form of Amendment of Change of Control Agreement (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on March 14, 2016).

10.29

Amendment to Securities Purchase Agreement, dated August 17, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 17, 2016).

10.30

Separation and Mutual Release Agreement, dated November 17, 2016, between Liquidmetal Technologies, Inc. and Thomas Steipp (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 21, 2016).

10.31

Separation Agreement and General Release, dated August 16, 2017, between Liquidmetal Technologies, Inc., and Tony Chung (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 22, 2017).

10.32*	Employment agreement, dated November 15, 2018, between Liquidmetal Technologies, Inc. and Bruce Bromage (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 21, 2018).

10.33*	Employment agreement, dated November 15, 2018, between Liquidmetal Technologies, Inc. and Bryce Van (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on November 21, 2018).

10.34	Standard Industrial/Commercial Multi-Tenant Lease – Net, dated January 23, 2020, between 20321 Valencia, LLC and MatterHackers, Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on January 29, 2020).

10.35	Business Development Agreement, dated January 31, 2020, between Liquidmetal Technologies, Inc. and Eutectix, LLC. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 5, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registration Statement on S-1 filed July 18, 2012).

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Loss, (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Liquidmetal Technologies, Inc.

By:	/s/ Lugee Li
Lugee Li President and Chief Executive Officer (Principal Executive Officer)

Date:	March 10, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lugee Li
Lugee Li	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020

/s/ Bryce Van
Bryce Van	Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 10, 2020

/s/ Abdi Mahamedi
Abdi Mahamedi	Director	March 10, 2020

/s/ Isaac Bresnick
Isaac Bresnick	Director	March 10, 2020

/s/ Vincent Carrubba
Vincent Carrubba	Director	March 10, 2020

/s/ Tony Chung
Tony Chung	Director	March 10, 2020

Certifications provided as Exhibits.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Liquidmetal Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

We have served as the Company's auditor since 2011.

/s/ SingerLewak LLP

Los Angeles, California

March 10, 2020

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$19,543	$35,229
Restricted cash	5	5
Investments in debt securities- short term	4,415	-
Trade accounts receivable, net of allowance for doubtful accounts	303	120
Inventory	12	31
Prepaid expenses and other current assets	322	363
Total current assets	$24,600	$35,748
Investments in debt securities- long term	7,074	-
Property and equipment, net	8,819	11,767
Patents and trademarks, net	239	322
Equipment held for sale	585	-
Other assets	14	14
Total assets	$41,331	$47,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	132	253
Accrued liabilities	775	270
Deferred revenue	-	31
Total current liabilities	$907	$554

Long-term liabilities
Other long-term liabilities	856	856
Total liabilities	$1,763	$1,410

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,449,957 and 914,206,832 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	286,832	286,276
Accumulated deficit	(266,284)	(258,854)
Accumulated other comprehensive income	2	-
Non-controlling interest in subsidiary	(75)	(74)
Total shareholders' equity	$39,568	$46,441

Total liabilities and shareholders' equity	$41,331	$47,851

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018

Revenue
Products	$1,325	$484
Licensing and royalties	48	48
Total revenue	1,373	532

Cost of sales	832	1,164
Gross profit (loss)	541	(632)

Operating expenses
Selling, marketing, general and administrative	5,424	5,899
Research and development	1,342	2,429
Impairment of long-lived assets	1,676	-
Gain on disposal of long-lived assets	(11)	-
Total operating expenses	8,431	8,328
Operating loss	(7,890)	(8,960)

Interest and investment income	459	259

Loss before income taxes	(7,431)	(8,701)

Income taxes	-	-

Net loss	(7,431)	(8,701)

Net loss attributable to non-controlling interest	1	1
Net loss attributable to Liquidmetal Technologies shareholders	$(7,430)	$(8,700)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.01)	$(0.01)

Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.01)	$(0.01)

Number of weighted average shares - basic	914,352,127	910,546,059
Number of weighted average shares - diluted	914,352,127	910,546,059

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018

Net loss	$(7,431)	$(8,701)
Other comprehensive income, net of tax
Net unrealized gains on available-for-sale securities	2	-
Other comprehensive income, net of tax	2	-
Comprehensive loss	$(7,429)	$(8,701)
Less: Comprehensive loss attributable to noncontrolling interests	1	1
Comprehenisve income attributable to Liquidmetal Technologies shareholders	$(7,428)	$(8,700)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income	Non- controlling Interest	Total
Balance, December 31, 2017	-	908,768,116	$909	$18,179	$284,894	$(250,154)	$-	$(73)	$53,755

Stock option exercises	-	5,438,716	5		458	-	-	-	463
Stock-based compensation	-	-	-	-	924	-	-	-	924
Net loss	-	-	-	-	-	(8,700)	-	(1)	(8,701)

Balance, December 31, 2018	-	914,206,832	914	18,179	286,276	(258,854)	-	(74)	46,441

Stock option exercises	-	243,125	-		21	-		-	21
Stock-based compensation	-	-	-	-	535	-		-	535
Net loss	-	-	-	-	-	(7,430)		(1)	(7,431)
Other comprehensive income	-	-	-	-	-	-	2	-	2

Balance, December 31, 2019	-	914,449,957	$914	$18,179	$286,832	$(266,284)	$2	$(75)	$39,568

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018

Operating activities:
Net loss	$(7,431)	$(8,701)

Adjustments to reconcile net loss to net cash used in operating activities:
Mark-down of inventory	-	641
Depreciation and amortization	1,129	1,078
Stock-based compensation	535	924
Impairment of long-lived assets	1,676	-
Gain on disposal of long-lived assets	(11)	-

Changes in operating assets and liabilities:
Trade accounts receivable	(183)	37
Inventory	19	(281)
Prepaid expenses and other current assets	41	(37)
Accounts payable and accrued liabilities	384	64
Deferred revenue	(31)	24
Net cash used in operating activities	(3,872)	(6,251)

Investing Activities:
Purchases of property and equipment	(630)	(292)
Proceeds from disposal of fixed assets	282	-
Purchases of debt securities	(11,692)	-
Proceeds from sales of debt securities	205	-
Net cash used in investing activities	(11,835)	(292)

Financing Activities:
Proceeds from exercise of stock options	21	463
Net cash provided by financing activities	21	463

Net decrease in cash, cash equivalents, and restricted cash	(15,686)	(6,080)

Cash, cash equivalents, and restricted cash at beginning of period	35,234	41,314
Cash, cash equivalents, and restricted cash at end of period	$19,548	$35,234

Supplemental Schedule of Non-Cash Financing Activities:
Accrued capital expenditures	-	2

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

The Company’s revenue recognition policy complies with the requirements of ASC 606. As a majority of the Company’s sales revenue continues to be recognized when products are shipped, and there was no change in the recognition model historically applied to active license and royalty contracts under the new revenue standard, there was no adjustment to the opening balance of retained earnings. The impact to the Company’s results of operations is not material, on an on-going basis, because the analysis of the Company’s contracts under the new revenue standard supports a recognition model consistent with the Company’s previous revenue recognition model. Revenue on the majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer.

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

Cash and cash equivalents. The Company considers all highly-liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2019 and 2018, the Company held deposits of $18,399 and $15,187, respectively, in such highly-liquid investments.

Investments in debt securities. The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2019 and 2018.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2019, two customers represented 90%, or $280, of the total outstanding trade accounts receivable. As of December 31, 2018, three customers represented 90%, or $108, of the total outstanding trade accounts receivable. During 2019, there were five major customers, who together accounted for 83% of total revenue. During 2018, there were three major customers, who together accounted for 66% of total revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations and comprehensive loss. At December 31, 2019 and 2018, the Company had recorded an allowance for doubtful accounts of $8 and $0, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. Based on the results of this analysis, the Company recorded non-cash impairment charges of $1,676 for the year ended December 31, 2019, primarily related to the carrying value of the Company’s manufacturing assets that will not be utilized prospectively as a result of the 2019 Restructuring Plan. No such charges were recorded for the year ended December 31, 2018.

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

As of December 31, 2019, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$4,415	$705	$3,710	$-
Investments in debt securities (long-term)	7,074	908	6,166	-

There were no items requiring measurement at fair value on a recurring basis as of December 31, 2018.

Non-recurring fair value measurements. Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). As a result of the Company’s periodic assessment of impairment of long-lived assets, the Company recorded an impairment loss of $1,676 during the year ended December 31, 2019.

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $68 and $125, for the years ended December 31, 2019 and 2018, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2019 and 2018, respectively.

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

Supplemental Cash Flow Information. Cash payments for interest were $0 for each of the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements.

Liability Classified Warrants

In July 2017, the FASB issued an accounting standards update which modifies the requirements for the classification of certain financial instruments with down round features as equity versus liabilities. The guidance will allow for financial instruments previously required to be presented as liabilities due to the presence of down round features to be presented as equity upon meeting other criteria. The Company adopted the requirements of this update effective as of January 1, 2019, utilizing the full retrospective transition option. Accordingly, the Company reclassified the warrant liability to additional paid in capital on its December 31, 2018 consolidated balance sheets, which increased additional paid-in capital by $6,970, increased accumulated deficit by $4,778, and decreased warrant liability by $2,192. In addition, because of the retrospective adoption, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $1,267 for year ended December 31, 2018. The adoption of this guidance had no impact on the Company’s consolidated statement of cash flows in the current or previous annual reporting periods. The following table provides a reconciliation of warrant liability, additional paid-in capital, accumulated deficit, and change in fair value of warrant liability on the consolidated balance sheets for the year ended December 31, 2018 and the consolidated statements of operations for the year ended December 31, 2018:

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Statement of Operations
	For the year ended December 31, 2018
	Change in Value of Warrant Liability	Net Loss and Comprehensive Loss

Balance as of 12/31/2018 (Prior to Adoption of ASU 2017-11)	$1,267	$(7,434)
Reverse beginning balance as of January 1, 2018	-	-
Change in fair value of warrant liability	(1,267)	(1,267)
Balance as of 12/31/2018 (After Adoption of ASU 2017-11)	$-	$(8,701)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

2019 Restructuring Plan

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and proceeded to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company that is an affiliate of our largest beneficial stockholder, CEO and Chairman, Professor Lugee Li.

Also as part of the 2019 Restructuring Plan, the Company will seek opportunities to maximize the value of the Company’s assets, inclusive of leasing the Company’s manufacturing facility, while retaining ownership, more actively investing excess capital to increase investment returns, and pursuing other strategic transactions to preserve the Company’s intellectual property.

Manufacturing Facility Purchase

On February 16, 2017, the Company purchased a 41,000 square foot manufacturing facility located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the property was $7,818. As a result of the 2019 Restructuring Plan, the Company will discontinue manufacturing operations in this facility and, during January 2020, executed a lease agreement with a commercial tenant for approximately 80% of the facility.

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

Eutectix Business Development Agreement

On January 31, 2020, the Company entered into a Business Development Agreement (the “Agreement”) with Eutectix, LLC, a Delaware limited liability company (“Eutectix”), which provides for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Agreement, the Company has agreed to license to Eutectix specified equipment owned by the Company, including two injection molding machines, the Machines, and other machines and equipment, all of which will be used to make product for Company customers and Eutectix customers. The licensed machines and equipment represent substantially all of the machinery and equipment currently held by the Company. The Company has also licensed to Eutectix various patents and technical information related to the Company’s proprietary technology. Under the Agreement, Eutectix will pay the Company a royalty of six percent (6%) of the net sales price of licensed products sold by Eutectix, and Eutectix will also manufacture for the Company product ordered by the Company. The Agreement has a term of five years, subject to renewal provisions and the ability of either party to terminate earlier upon specified circumstances.

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

Other License Transactions

On January 31, 2012, the Company entered into a Supply and License Agreement for a five year term with Engel Austria Gmbh (“Engel”) whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to the Company’s licensees. On December 6, 2013, the Company and Engel entered into an Exclusivity Agreement for a ten year term whereby the Company agreed, with certain exceptions and limitations, that the Company and its licensees would purchase amorphous alloy injection molding machines exclusively from Engel.

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

In March 2009, the Company entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches as against all third parties (including the Company), but non-exclusive as to Apple. The Company will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

4. Investments in debt securities

The following table sets forth amortized cost and fair value of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
			December 31,
	Longest Maturity Date	2019	2018	2019	2018

U.S. government and agency securities	2022	$1,612	$-	$1,612	$-
Corporate bonds	2022	7,475	-	7,477	-
Certificates of deposit	One-year	2,400	-	2,400	-
		$11,487	$-	$11,489	$-

Income from these investments totaled $24 and $0 during the years ended December 31, 2019 and 2018, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities in an unrealized loss position at December 31, 2019, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

5. Trade accounts receivable

Trade accounts receivable were comprised of the following:

	December 31,
	2019	2018
Trade accounts receivable	$311	$120
Less: Allowance for doubtful accounts	(8)	-
Trade accounts receivable	$303	$120

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $322 and $363 as of December 31, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	December 31,
	2019	2018

Prepaid service invoices	$42	$79
Prepaid manufacturing and mold costs	-	91
Prepaid insurance premiums	198	193
Interest and other receivables	82	-
Total	$322	$363

7. Inventory

Inventory totaled $12 and $31 as of December 31, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	December 31,
	2019	2018

Raw materials	$-	$-
Work in progress	12	31
Total	$12	$31

8. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2019	2018

Land, building, and improvements	$9,495	$9,039
Machinery and equipment	1,482	5,745
Computer equipment	272	282
Office equipment, furnishings, and improvements	63	181
Total	11,312	15,247
Accumulated depreciation	(2,493)	(3,480)
Total property and equipment, net	$8,819	$11,767

Depreciation expense for the years ended December 31, 2019 and 2018 was $1,046 and $992, respectively. For the year ended December 31, 2019, $82 of depreciation expense was included in cost of sales and $964 was included in selling, marketing, general and administrative expenses. For the year ended December 31, 2018, $76 of depreciation expense was included in cost of sales and $916 was included in selling, marketing, general and administrative expenses.

The 2019 Restructuring Plan involves, among other actions, the disposal and/ or cessation of use of the Company’s manufacturing equipment. The implications of the 2019 Restructuring Plan, including asset groupings and future use, were incorporated into the Company’s periodic review of its long-lived assets for impairment and the Company recorded non-cash impairment charges of $1,676, during the three months ended June 30, 2019. Additionally, the remaining useful life, for depreciation purposes, of the Company’s machinery and equipment was adjusted to align with the cessation of use contemplated under the 2019 Restructuring Plan.

During the year ended December 31, 2019, the Company disposed of certain equipment that it was not expecting to utilize prospectively, as part of the 2019 Restructuring Plan, for gross proceeds of $282. This resulted in a gain on disposal of $11 during the year ended December 31, 2019.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

9. Patents and trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2019	2018

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total	2,400	2,400
Accumulated amortization	(2,161)	(2,078)
Total intangible assets, net	$239	$322

Amortization expense was $83 and $86 for the years ended December 31, 2019 and 2018, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense

2020	$81
2021	56
2022	29
2023	20
2024	17
Thereafter	36
$239

Accumulated amortization for the years ended December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018

Purchased and licensed patent rights	$(555)	$(548)
Internally developed patents	(1,471)	(1,400)
Trademarks	(135)	(130)
Total	$(2,161)	$(2,078)

The weighted average amortization periods (in years) for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

10. Equipment held for sale

As of December 31, 2019, the Company reclassified $585 in equipment, planned to be disposed of under the 2019 Restructuring Plan, from property and equipment to equipment held for sale on its consolidated balance sheet. As of December 31, 2019, the Company had executed a purchase agreement for the equipment, with a negotiated sales price of $600. The sale will be finalized during the first half of 2020, following delivery and other title transfer of equipment to the buyer. No additional adjustments to asset carrying value were recorded as a result of this reclassification. As of December 31, 2019, the Company had received $420 in proceeds from the sale of this equipment, which has been included within accrued liabilities until such time the sale is finalized.

11. Accrued Liabilities

Accrued liabilities totaled $775 and $270 as of December 31, 2019 and December 31, 2018, respectively. Included within these totals are the following:

	December 31,
	2019	2018

Accrued payroll, vacation, and bonuses	$169	$178
Accrued severance	67	10
Accrued audit fees	119	82
Contract liability	420	-
Total	$775	$270

In connection with the 2019 Restructuring Plan, the Company recorded severance expenses related to employees whose positions would be eliminated. The elements and impact of the 2019 Restructuring Plan were communicated to all impacted employees during July 2019, inclusive of outlining the severance elements that Company had adopted. As a result, total expense of $273 was recorded as a component of sales, general, and administrative expenses within the consolidated statement of operations for the year ended December 31, 2019. As of December 31, 2019, payments totaling $206 had been made, resulting in a remaining liability under the 2019 restructuring plan of $67 as of December 31, 2019.

12. Other Long-Term Liabilities

Other long-term liabilities balance of $856 and $856 as of December 31, 2019 and 2018, respectively, consists of long term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or write-off in accordance with applicable accounting rules.

13. Stock Compensation Plan

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock may be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but it will remain in effect only with respect to the equity awards that have been granted prior to its expiration. As of December 31, 2019, there were 69,000 options outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During 2019, the Company did not grant any option awards under the 2012 Plan, with total options outstanding of 6,930,445 as of December 31, 2019.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During 2019, the Company did not grant any option awards under the 2015 Plan, with total options outstanding of 12,341,667 as of December 31, 2019.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $535 and $924 for the years ended December 31, 2019 and 2018, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $559 and $1,278 for the years ended December 31, 2019 and 2018, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions noted in the following table.

	December 31,
	2019	2018

Expected volatility	-	64.92%	-	99.30%
Expected dividends			-
Expected term (in years)	-	0.50	-	6.20
Risk-free rate	-	2.07%	-	2.97%

Expected volatilities are based on historical volatility expected over the expected life of the options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. A forfeiture rate of 23.43% was used for options granted during the year ended December 31, 2018. No options were granted during the year ended December 31, 2019. The risk free rate used for the period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2017	34,434,994	$0.17
Granted	9,127,175	0.17
Exercised	(5,438,716)	0.09
Forfeited	(8,479,583)	0.21
Expired	(812,700)	0.29
Options outstanding at December 31, 2018	28,831,170	0.17
Granted	-	-
Exercised	(243,125)	0.09
Forfeited	(8,796,775)	0.18
Expired	(450,158)	0.20
Options outstanding at December 31, 2019	19,341,112	$0.17	6.4	$118
Options exercisable at December 31, 2019	13,455,439	$0.18	5.6	$100
Options unvested at December 31, 2019	5,885,673	$0.16	8.2	$18
Options vested or expected to vest at December 31, 2019	17,919,954	$0.17	6.2	$117

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides supplemental data on stock options for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018

Weighted average grant date fair value per option granted	$-	$0.13
Fair value of options vested	644	911
Cash from participants to exercise stock options	21	463
Intrinsic value of options exercised	13	537

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2019:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	4,093,777	4.86	$0.07	3,550,111	4.66	$0.07
$0.11	-	0.38	15,247,335	6.83	0.20	9,905,328	5.98	0.21

	Total		19,341,112			13,455,439

The Company’s non-vested options at the beginning and ending of fiscal year 2019 had weighted-average grant-date fair values of $0.14 and $0.13 per option, respectively.

In connection with the separation of former executives and directors, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. The Company incurred incremental stock-based compensation expense of $0 and $66 during the years ended December 31, 2019 and 2018, respectively.

14. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2019	2018

Loss carry forwards	$36,093	$33,733
Derivative valuations	-	259
NQSO	2,060	1,964
Tax credits and other	116	438
Total deferred tax asset	38,269	36,394

Valuation allowance	(38,269)	(36,394)
Total deferred tax asset, net	$-	$-

The valuation allowance increased $1,875 in 2019. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 34% to 21% and was generally effective beginning January 1, 2018. US GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At the date of enactment, the Company’s deferred taxes were remeasured based upon the new tax rate, with a corresponding adjustment to the valuation allowance. Changes in the valuation allowance are also impacted by the expiration of net operating loss (“NOL”) carryforwards, current year net operating losses, and changes to future tax deductions resulting from derivative valuations, the terms of stock compensation plans, and accrued liabilities.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table accounts for the differences between the expected federal tax benefit (based on the statutory 2019 U.S. federal income tax rate of 21%) and the actual tax provision:

	Years Ended December 31,
	2019	2018

Expected federal tax benefit	-21.0%	-21.0%
Permanent items	0.6%	0.9%
Net operating loss utilized or expired	0.0%	0.0%
Increase in valuation allowance and others	20.4%	20.1%

Effective tax rate	0%	0%

As of December 31, 2019, the Company had approximately $139.5 million of NOL carryforwards for U.S. federal income tax purposes expiring in 2020 through 2039. As a result of Tax Reform, the Company’s federal net operating losses continue to be-measured at 21%. The reduction in the federal corporate income tax rate does not change the gross dollar value of taxable income that may be offset by NOLs, however that taxable income will only be taxable at 21% in future periods, thus reducing the value of NOLs utilized after 2018. As of December 31, 2019, the Company had approximately $97.3 million of NOL carryforwards for California income tax purposes expiring in 2020 through 2039, respectively. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $29.4 million in federal NOL carryforwards, expiring in 2020 through 2039.

We recognize excess tax benefits associated with the exercise of stock options directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2019, deferred tax assets do not include approximately $437 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $437 if and when such excess tax benefits are realized.

As of December 31, 2019, the Company had approximately $87 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2020 through 2030. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law. Tax Reform did not impact the valuation of tax credit carryforwards, which directly offset taxes due.

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

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2019 and 2018.

As of December 31, 2019, the tax years 2014 through 2019, and 2013 through 2019 are subject to examination by the federal and California taxing authorities, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

15. Accumulated Other Comprehensive Income (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2019 and 2018:

	Unrealized gains on available-for-sale securities	Total
Accumulated other comprehensive income, net of tax, as of December 31, 2017	$-	$-

Other comprehensive income before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive income	-	-
Net increase in other comprehensive income	-	-
Accumulated other comprehensive income, net of tax, as of December 31, 2018	-	-

Other comprehensive income before reclassifications	2	2
Amounts reclassified from accumulated other comprehensive income	-	-
Net increase in other comprehensive income	2	2
Accumulated other comprehensive income, net of tax, as of December 31, 2019	$2	$2

16. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 19,341,112 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2019, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 28,831,170 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2018, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of December 31, 2019 and 2018 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

19. Related Party Transactions

On August 16, 2017, the Company and Tony Chung, the Company’s former Chief Financial Officer, entered into a Separation Agreement and General Release pursuant to which Mr. Chung resigned as an officer and employee of the Company (the “Chung Separation Agreement”). Concurrently, Mr. Chung was elected to serve as a director of the Company. The Chung Separation Agreement provided for the payment of severance compensation to Mr. Chung in the form of a continuation of his base annual salary of $240 (subject to tax withholdings) for a period of 12 months and reimbursement for COBRA healthcare coverage for a period of 12 months. In addition, it provided for the accelerated vesting of 247,650 of the unvested stock options held by Mr. Chung as of the separation date and the extension of the exercise period of his options until the first anniversary of the date of the Chung Separation Agreement. This resulted in a total of 2,889,749 stock options being exercisable by Mr. Chung as of the separation date and resulted in an additional $89 of stock-based compensation expense during the year ended December 31, 2017. In connection with the Chung Separation Agreement, Mr. Chung and the Company granted each other mutual general releases subject to customary exceptions. Subsequently, the Company extended the exercise period of Mr. Chung's options to the second anniversary of the date of the Chung Separation Agreement. This resulted in an additional $48 of stock-based compensation expense during the year ended December 31, 2018. As of December 31, 2019 and December 31, 2018, the Company had no accrued liabilities relating to the Chung Separation Agreement.

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of December 31, 2019, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $31 and $213 during the years ended December 31, 2019 and 2018, respectively.

20. Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total

Revenue	$223	$132	$421	$597	$1,373
Gross profit	44	29	137	331	$541
Operating loss	(1,878)	(3,333)	(1,520)	(1,159)	$(7,890)
Net loss	(1,768)	(3,224)	(1,395)	(1,044)	$(7,431)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total

Revenue	$80	$55	$253	$144	$532
Gross profit (loss)	(1)	(6)	(631)	6	$(632)
Operating loss	(2,196)	(2,177)	(2,613)	(1,974)	$(8,960)
Net loss and comprehensive loss	(2,163)	(2,142)	(2,524)	(1,872)	$(8,701)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)