Form 10-Q
period 2020-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2020-05-05
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Smaller reporting company ☒            Emerging growth company ☐

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

The number of common shares outstanding as of May 1, 2020 was 914,449,957.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2020

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2019 entitled “Risk Factors,” as well as the following risks and uncertainties:

●	Our ability to fund our operations in the long-term through financing transactions on terms acceptable to us, or at all;
●	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
●	Our limited history of developing and selling products made from our bulk amorphous alloys;
●	Challenges associated with having products manufactured from our alloys and the use of third parties for manufacturing;
●	Our limited history of licensing our technology to third parties;
●	Lengthy customer adoption cycles and unpredictable customer adoption practices;
●	Our ability to identify, develop, and commercialize new product applications for our technology;
●	Competition from current suppliers of incumbent materials or producers of competing products;
●	Our ability to identify, consummate, and/or integrate strategic partnerships;
●	The potential for manufacturing problems or delays;
●	Potential difficulties associated with protecting or expanding our intellectual property position; and
●	Economic and business uncertainties relating to the COVID-19 pandemic.

We undertake no obligation, other than as required by applicable law, to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$19,664	$19,543
Restricted cash	5	5
Investments in debt securities- short term	4,970	4,415
Trade accounts receivable, net of allowance for doubtful accounts	273	303
Inventory	-	12
Prepaid expenses and other current assets	293	322
Total current assets	$25,205	$24,600
Investments in debt securities- long term	5,533	7,074
Property and equipment, net	8,832	8,819
Patents and trademarks, net	218	239
Equipment held for sale	585	585
Other assets	137	14
Total assets	$40,510	$41,331

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	81	132
Accrued liabilities	712	775
Total current liabilities	$793	$907

Long-term liabilities
Other long-term liabilities	899	856
Total liabilities	$1,692	$1,763

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,449,957 and 914,449,957 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	286,924	286,832
Accumulated deficit	(267,030)	(266,284)
Accumulated other comprehensive income (loss)	(94)	2
Non-controlling interest in subsidiary	(75)	(75)
Total shareholders' equity	$38,818	$39,568

Total liabilities and shareholders' equity	$40,510	$41,331

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenue
Products	$46	$223
Licensing and royalties	25	-
Total revenue	71	223

Cost of sales	36	179
Gross profit	35	44

Operating expenses
Selling, marketing, general and administrative	987	1,433
Research and development	29	489
Gain on disposal of long-lived assets	(20)	-
Total operating expenses	996	1,922
Operating loss	(961)	(1,878)

Lease income	88	-
Interest and investment income	127	110

Loss before income taxes	(746)	(1,768)

Income taxes	-	-

Net loss	(746)	(1,768)

Net loss attributable to non-controlling interest	-	-
Net loss attributable to Liquidmetal Technologies shareholders	$(746)	$(1,768)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	914,449,957	914,280,027

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

Net loss	$(746)	$(1,768)
Other comprehensive loss, net of tax
Net unrealized losses on available-for-sale securities	(96)	-
Other comprehensive income, net of tax	(96)	-
Comprehensive loss	$(842)	$(1,768)
Less: Comprehensive loss attributable to noncontrolling interests	-	-
Comprehenisve loss attributable to Liquidmetal Technologies shareholders	$(842)	$(1,768)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

Operating activities:
Net loss	$(746)	$(1,768)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	279
Realized investment gains	(1)	-
Stock-based compensation	92	182
Gain on disposal of long-lived assets	(20)	-

Changes in operating assets and liabilities:
Trade accounts receivable	30	(4)
Inventory	12	(32)
Prepaid expenses and other current assets	29	52
Other assets and liabilities	(80)	-
Accounts payable and accrued liabilities	(114)	109
Deferred revenue	-	(3)
Net cash used in operating activities	(697)	(1,185)

Investing Activities:
Purchases of property and equipment	(93)	(184)
Proceeds from disposal of fixed assets	20	-
Purchases of debt securities	(1,654)	-
Proceeds from sales of debt securities	2,545	-
Net cash provided by (used in) investing activities	818	(184)

Financing Activities:
Proceeds from exercise of stock options	-	11
Net cash provided by financing activities	-	11

Net decrease in cash, cash equivalents, and restricted cash	121	(1,358)

Cash, cash equivalents, and restricted cash at beginning of period	19,548	35,234
Cash, cash equivalents, and restricted cash at end of period	$19,669	$33,876

Supplemental Schedule of Non-Cash Financing Activities:
Accrued capital expenditures	-	(36)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(numbers in thousands, except percentages, share and per share data)
(unaudited)

1. Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology company that develops and commercializes products made from amorphous alloys. The Company’s family of alloys consists of a variety of bulk alloys and composites that utilize the advantages offered by amorphous alloys technology. The Company designs, develops, and sells products and custom parts from bulk amorphous alloys to customers in a wide range of industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2020 and March 31, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2020. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three months ended March 31, 2020 and 2019.

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
For the Three Months Ended March 31, 2020 and 2019
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

As of March 31, 2020, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$4,970	$1,013	$3,957	$-
Investments in debt securities (long-term)	5,533	720	4,813	-

As of December 31, 2019, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$4,415	$705	$3,710	$-
Investments in debt securities (long-term)	7,074	908	6,166	-

Leases

The Company leases its previous manufacturing facility under a long-term contract, which is accounted for as an operating lease. The lease provides for a fixed base rent and variable payments comprised of reimbursements for property taxes, insurance, utilities, and common area maintenance. The lease has a term of sixty-two months, exclusive of options to renew. In accordance with ASC 842 Leases, lease income, which includes escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The difference between lease income and payments received is recorded as a rent receivable, which is included as a prepaid expense in the consolidated balance sheets. Amounts paid for broker commissions represent prepaid direct lease costs, and will be amortized as an offset to lease income over the lease term.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(numbers in thousands, except percentages, share and per share data)
(unaudited)

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

Manufacturing Facility Purchase

On February 16, 2017, the Company purchased a 41,000 square foot manufacturing facility located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the property was $7,818. As a result of the 2019 Restructuring Plan, the Company discontinued manufacturing operations in this facility during Q4 2019.

Facility Lease

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a lease agreement (the “Facility Lease”) pursuant to which the Company leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of a light industrial and office building owned by the Company. The lease term is for 5 years and 2 months, with stated rights for early occupancy, with full occupancy commencing on March 1, 2020. The base rent payable under the Facility Lease is $32,534 per month initially and is subject to periodic increases up to a maximum of approximately $54,000 per month. Tenant will pay approximately 79% of common operating expresses. The Facility Lease has other customary provisions, including provisions relating to default and usage restrictions. The Facility Lease grants to Tenant a right to extend the lease for one additional 60-month period at market rental value.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(numbers in thousands, except percentages, share and per share data)
(unaudited)

Eutectix Business Development Agreement

On January 31, 2020, the Company entered into a Business Development Agreement (the “Agreement”) with Eutectix, LLC, a Delaware limited liability company (“Eutectix”), which provides for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Agreement, the Company has agreed to license to Eutectix specified equipment owned by the Company, including two injection molding machines, two diecasting machines, and other machines and equipment, all of which will be used to make product for Company customers and Eutectix customers. The licensed machines and equipment represent substantially all of the machinery and equipment currently held by the Company. The Company has also licensed to Eutectix various patents and technical information related to the Company’s proprietary technology. Under the Agreement, Eutectix will pay the Company a royalty of six percent (6%) of the net sales price of licensed products sold by Eutectix, and Eutectix will also manufacture for the Company product ordered by the Company. The Agreement has a term of five years, subject to renewal provisions and the ability of either party to terminate earlier upon specified circumstances.

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

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(numbers in thousands, except percentages, share and per share data)
(unaudited)

4. Investments in debt securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value		Unrealized gains (losses)
	Longest	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	Maturity Date	2020	2019	2020	2019	2020	2019

U.S. government and agency securities	2022	$1,710	$1,612	$1,733	$1,612	$23	$-
Corporate bonds	2023	7,287	7,474	7,169	7,476	(118)	2
Certificates of deposit	One-year	1,600	2,400	1,601	2,400	1	-
		$10,597	$11,486	$10,503	$11,488	$(94)	$2

Income from these investments totaled $68 and $0 during the three months ended March 31, 2020 and 2019, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities in an unrealized loss position at March 31, 2020, it determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of March 31, 2020, all investments are current on their schedule interest and dividend payments and the Company expects that recent government stimulus actions will further strengthen these securities. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $293 and $322 as of March 31, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	March 31,	December 31,
	2020	2019

Prepaid service invoices	$72	$42
Prepaid insurance premiums	124	198
Prepaid lease costs and receivables- short term	21	-
Interest and other receivables	76	82
Total	$293	$322

As of March 31, 2020, prepaid lease costs and receivables- short term are comprised of $19 in prepaid broker commissions that are expected to be amortized within the next twelve months and $2 in receivables for allocated utility costs.

6. Inventory

Inventory totaled $0 and $12 as of March 31, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	March 31,	December 31,
	2020	2019

Work in progress	$-	$12
Total	$-	$12

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(numbers in thousands, except percentages, share and per share data)
(unaudited)

7. Property and Equipment, net

Property and equipment consist of the following:

	March 31,	December 31,
	2020	2019

Land, building, and improvements	$9,587	$9,495
Machinery and equipment	1,304	1,482
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	63
Total	11,214	11,312
Accumulated depreciation	(2,382)	(2,493)
Total property and equipment, net	$8,832	$8,819

Depreciation expense for three months ended March 31, 2020 and 2019 was $80 and $258, respectively. For the three months ended March 31, 2020 and 2019, $0 and $23 of depreciation expense, respectively, was included in cost of sales and $80 and $235 was included in selling, marketing, general, and administrative expenses, respectively

During the three months ended March 31, 2020, the Company disposed of certain manufacturing equipment for gross proceeds of $20. This resulted in a gain on disposal of $20 during the three months ended March 31, 2020. No such sales occurred during the three months ended March 31, 2019.

8. Equipment Held for Sale

The Company previously reclassified $585 in equipment, planned to be disposed of under the 2019 Restructuring Plan, from property and equipment to equipment held for sale on its consolidated balance sheet. The Company has executed a purchase agreement for the equipment, with a negotiated sales price of $600. The sale will be finalized during the first half of 2020, following delivery and other title transfer of equipment to the buyer. No additional adjustments to asset carrying value were recorded as a result of this reclassification. As of March 31, 2020 and December 31, 2019, the Company had received $420 in proceeds from the sale of this equipment, which has been included within accrued liabilities until such time the sale is finalized.

9. Patents and Trademarks, net

Net patents and trademarks totaled $218 and $239 as of March 31, 2020 and December 31, 2019 respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $21 and $21 for the three months ended March 31, 2020 and 2019, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(numbers in thousands, except percentages, share and per share data)
(unaudited)

10. Other Assets

Other assets totaled $137 and $14 as of March 31, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	March 31,	December 31,
	2020	2019

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	123	-
Total	$137	$14

As of March 31, 2020, prepaid lease costs and receivables- long term are comprised of $77 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $46 in straight-line rent accruals.

11. Accrued Liabilities

Accrued liabilities totaled $712 and $775 as of March 31, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	March 31,	December 31,
	2020	2019

Accrued payroll, vacation, and bonuses	$143	$169
Accrued severance	67	67
Accrued audit fees	82	119
Contract liability	420	420
Total	$712	$775

12. Other Long-Term Liabilities

Other long-term liabilities were $899 as of March 31, 2020 and $856 as of December 31, 2019, and consisted of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law. Also included in the balance as of March 31, 2020 is $43 in tenant deposits.

13. Stock Compensation Plans

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock were available to be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012 and remains in effect only with respect to the equity awards that have been granted prior to its expiration. As of March 31, 2020 and December 31, 2019, there were 61,000 and 69,000 options, respectively, outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. During the three months ended March 31, 2020, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 5,789,192 and 6,930,445 shares of the Company’s common stock as of March 31, 2020 and December 31, 2019, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2020, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 12,341,667 and 12,341,667 shares of the Company’s common stock as of March 31, 2020 and December 31, 2019, respectively.

Stock based compensation expense attributable to these plans was $92 and $182 for the three months ended March 31, 2020 and 2019, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(numbers in thousands, except percentages, share and per share data)
(unaudited)

14. Facility Lease

Amounts collected under the facility lease are comprised of base rents and reimbursements for direct facility expenses (property taxes and insurance), common area maintenance, and utilities. Amounts recorded to lease income are comprised of base rents and direct facility expenses, recorded on a straight-line basis over the lease term. Reimbursements for common area maintenance and utility expense are recorded as reductions to like expenses within sales, general, and administrative costs.

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2020	$283
2021	474
2022	486
2023	651
2024	699
Thereafter	237
$2,830

15. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended March 31, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, December 31, 2019	-	914,449,957	$914	$18,179	$286,832	$(266,284)	$2	$(75)	$39,568

Stock-based compensation					92				92
Net loss						(746)		-	(746)
Other comprehensive loss							(96)		(96)

Balance, March 31, 2020	-	914,449,957	$914	$18,179	$286,924	$(267,030)	$(94)	$(75)	$38,818

The following table provides the Company’s changes in equity for the three months ended March 31, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, December 31, 2018	-	914,206,832	$914	$18,179	$286,276	$(258,854)	$-	$(74)	$46,441

Stock option exercises		109,792	-		11				11
Stock-based compensation					182				182
Net loss						(1,768)			(1,768)
Other comprehensive income							-		-

Balance, March 31, 2019	-	914,316,624	$914	$18,179	$286,469	$(260,622)	$-	$(74)	$44,866

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(numbers in thousands, except percentages, share and per share data)
(unaudited)

16. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2020:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2019	$2	$2

Other comprehensive loss before reclassifications	(95)	(95)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(1)
Net increase in other comprehensive income (loss)	$(96)	$(96)

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2020	$(94)	$(94)

There was no activity associated with these components of AOCI for the three months ended March 31, 2019.

17. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 18,191,859 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at March 31, 2020, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at March 31, 2020, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

18. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. As of March 31, 2020, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec were $23 and $0 during the three months ended March 31, 2020 and 2019, respectively.

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

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions, or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed in Part II herein, under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a materials technology company that develops and commercializes products made from amorphous alloys. Our Liquidmetal® family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. We design, develop, and sell custom products and parts from bulk amorphous alloys to customers in various industries. We also partner with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

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

Eutectix Business Development Agreement

On January 31, 2020, we entered into a Business Development Agreement (the “Agreement”) with Eutectix, LLC, a Delaware limited liability company (“Eutectix”), which provides for collaboration, joint development efforts, and the manufacturing of products based on our proprietary amorphous metal alloys. Under the Agreement, we have agreed to license to Eutectix specified equipment owned by us, including two injection molding machines, two diecasting machines, and other machines and equipment, all of which will be used to make product for our customers and Eutectix customers. The licensed machines and equipment represent substantially all of the machinery and equipment currently held by us. We have also licensed to Eutectix various patents and technical information related to our proprietary technology. Under the Agreement, Eutectix will pay us a royalty of six percent (6%) of the net sales price of licensed products sold by Eutectix, and Eutectix will also manufacture product ordered by us. The Agreement has a term of five years, subject to renewal provisions and the ability of either party to terminate earlier upon specified circumstances.

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

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to our technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches and all third parties (including us), but non-exclusive as to Apple. We will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

•	Revenue recognition
•	Investments in debt securities
•	Impairment of long-lived assets and definite-lived intangibles
•	Deferred tax assets
•	Share based compensation
•	Leases

Our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	For the three months ended March 31,
	2020		2019
	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$46		$223
Licensing and royalties	25		-
Total revenue	71		223

Cost of sales	36	51%	179	80%
Gross profit	35	49%	44	20%

Selling, marketing, general and administrative	987	1390%	1,433	643%
Research and development	29	41%	489	219%
Gain on disposal of long-lived assets	(20)	-28%	-	0%
Total operating expense	996		1,922

Operating loss	(961)		(1,878)

Lease income	88		-
Interest and investment income	127		110

Net loss	$(746)		$(1,768)

Revenue and operating expenses

Revenue. Total revenue decreased to $71 for the three months ended March 31, 2020 from $223 the three months ended March 31, 2019. The decrease was attributable to lower volumes associated with the Company’s continued transition from internal manufacturing to outsourced manufacturing. As a result, product revenues during 2020 are expected to be volatile and will likely not be indicative of future results.

Cost of sales. Cost of sales was $36, or 51% of total revenue, for the three months ended March 31, 2020, a decrease from $179, or 80% of products revenue, for the three months ended March 31, 2019. The decrease in our cost of sales as a percentage of products revenue for the three months ended March 31, 2020 was primarily attributable to lower production volumes during 2020 and the timing of licensing revenues. If we begin increasing our products revenues with shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit. Our gross profit decreased to $35 for the three month period ended March 31, 2020 from $44 for the three month period ended March 31, 2019. Our gross profit as a percentage of total revenue, increased to 49% for the three month period ended March 31, 2020 from 20% for the three month period ended March 31, 2019. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $987 for the three months ended March 31, 2020, compared to $1,433 for the three months ended March 31, 2019. The decrease in expenses was attributable to overall lower costs for employee compensation due to headcount reductions associated with the 2019 Restructuring Plan.

Research and development. Research and development expenses were $29 for the three months ended March 31, 2020, compared to $489 for the three months ended March 31, 2019. The decrease in expense was mainly due to reductions in employee compensation, and associated development initiatives, due to headcount reductions associated with the 2019 Restructuring Plan. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

Gain on disposal of fixed assets. During the three months ended March 31, 2020, the Company recorded gains on the disposal of fixed assets of $20. Similar gains were not recorded during the three months ended March 31, 2019.

Operating loss. Operating loss was $961 for the three months ended March 31, 2020. This compares to $1,878 for the three months ended March 31, 2019. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Other income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $88 and $0 for the three months ended March 31, 2020 and 2019, respectively.

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $127 and $110 for the three months ended March 31, 2020 and 2019, respectively. The increase during 2020 is due to a higher invested base and overall change in investment strategy to provide increased yields, while preserving liquidity.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $697 and $1,185 for the three months ended March 31, 2020 and 2019, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by (used in) investing activities totaled $818 and $(184) for the three months ended March 31, 2020 and 2019, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities and capital expenditures for additional production equipment and building improvements.

Cash provided by financing activities

Cash provided by financing activities totaled $0 and $11 for the three months ended March 31, 2020 and 2019, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock.

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

Off Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2019 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2019 Annual Report, except for the addition of the following risk factors:

The recent outbreak of COVID-19 and measures intended to prevent its spread may have a significant negative impact on our business, results of operations, and financial condition.

The global pandemic resulting from the outbreak of the novel coronavirus (“COVID-19”) has disrupted our operations beginning in March 2020. Federal, state, and local mandates implementing quarantines, “shelter in place” orders, business limitations and/or shutdowns (subject to exceptions for certain essential operations and businesses) aimed at limiting the spread of COVID-19, have resulted in delays to our planned development pipeline. While we are not currently experiencing any supply chain or labor force shortages, our ability to maintain our supply chain and labor force may become challenging as a result of the COVID-19 pandemic. The COVID-19 pandemic and related circumstances may also adversely affect our ability to implement our growth plans, including delays in product development initiatives. As this situation is ongoing and the duration and severity of the COVID-19 pandemic is uncertain at this time, it is difficult to forecast any long-term impacts on our future operating results. However, we expect the COVID-19 pandemic to adversely impact our development pipeline and, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a resurgence of the COVID-19 outbreak could impact our asset values, including investments in debt securities and long-lived assets, and have a material adverse effect on our financial results, future operations, and liquidity.

Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our financial results due to COVID-19’s global economic impact, including the availability of credit generally, decreases in our customers’ discretionary spending on development projects, and any economic slowdown or recession that has occurred or may occur in the future.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

10.1	Business Development Agreement dated January 31, 2020, between Liquidmetal Technologies, Inc. and Eutectix, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 5, 2020).

10.2

Standard Industrial/ Commerical Multi-Tenant Lease – Net, dated January 23, 2020 between 20321 Valencia, LLC and Matterhackers, Inc (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 29, 2020).

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019,  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 5, 2020	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2020	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)