Form 10-Q
period 2020-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2020-08-04
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☒

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

The number of common shares outstanding as of July 31, 2020 was 914,449,957.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2020

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$20,526	$19,543
Restricted cash	5	5
Investments in debt securities- short term	4,225	4,415
Trade accounts receivable, net of allowance for doubtful accounts	291	303
Inventory	23	12
Prepaid expenses and other current assets	359	322
Total current assets	$25,429	$24,600
Investments in debt securities- long term	5,071	7,074
Property and equipment, net	8,774	8,819
Patents and trademarks, net	197	239
Equipment held for sale	-	585
Other assets	219	14
Total assets	$39,690	$41,331

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	103	132
Accrued liabilities	248	775
Total current liabilities	$351	$907

Long-term liabilities
Other long-term liabilities	899	856
Total liabilities	$1,250	$1,763

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,449,957 and 914,449,957 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	287,005	286,832
Accumulated deficit	(267,673)	(266,284)
Accumulated other comprehensive income	90	2
Non-controlling interest in subsidiary	(75)	(75)
Total shareholders' equity	$38,440	$39,568

Total liabilities and shareholders' equity	$39,690	$41,331

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Products	$33	$132	$79	$355
Licensing and royalties	-	-	25	-
Total revenue	33	132	104	355

Cost of sales	35	103	71	282
Gross profit (loss)	(2)	29	33	73

Operating expenses
Selling, marketing, general and administrative	870	1,275	1,857	2,708
Research and development	27	406	56	895
Impairment of long-lived assets	-	1,676	-	1,676
(Gain) loss on disposal of long-lived assets	(15)	5	(35)	5
Total operating expenses	882	3,362	1,878	5,284
Operating loss	(884)	(3,333)	(1,845)	(5,211)

Lease income	132	-	220	-
Interest and investment income	109	109	236	219

Loss before income taxes	(643)	(3,224)	(1,389)	(4,992)

Income taxes	-	-	-	-

Net loss	(643)	(3,224)	(1,389)	(4,992)

Net loss attributable to non-controlling interest	-	1	-	1
Net loss attributable to Liquidmetal Technologies shareholders	$(643)	$(3,223)	$(1,389)	$(4,991)

Per common share basic and diluted:

Net loss per common share attributable to LiquidmetalTechnologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Number of weighted average shares - basic and diluted	914,449,957	914,359,124	914,449,957	914,319,575

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June,
	2020	2019	2020	2019
Net loss	$(643)	$(3,224)	$(1,389)	$(4,992)
Net unrealized gains on available-for-sale securities	184	-	88	-
Other comprehensive income, net of tax	184	-	88	-
Comprehensive loss	$(459)	$(3,224)	$(1,301)	$(4,992)
Less: Comprehensive loss attributable to noncontrolling interests	-	1	-	1
Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(459)	$(3,223)	$(1,301)	$(4,991)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(1,389)	$(4,992)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203	562
Realized investment gains	(2)	-
Stock-based compensation	173	342
Impairment of long-lived assets	-	1,676
(Gain) loss on disposal of long-lived assets	(35)	5

Changes in operating assets and liabilities:
Trade accounts receivable	12	40
Inventory	(11)	(56)
Prepaid expenses and other current assets	143	163
Other assets and liabilities	(162)	-
Accounts payable and accrued liabilities	(136)	(202)
Deferred revenue	-	6
Net cash used in operating activities	(1,204)	(2,456)

Investing Activities:
Purchases of property and equipment	(116)	(597)
Proceeds from disposal of fixed assets	20	5
Purchases of debt securities	(4,949)	-
Proceeds from sales of debt securities	7,232	-
Net cash provided by (used in) investing activities	2,187	(592)

Financing Activities:
Proceeds from exercise of stock options	-	14
Net cash provided by financing activities	-	14

Net increase (decrease) in cash, cash equivalents, and restricted cash	983	(3,034)

Cash, cash equivalents, and restricted cash at beginning of period	19,548	35,234
Cash, cash equivalents, and restricted cash at end of period	$20,531	$32,200

Supplemental Schedule of Non-Cash Investing Activities:
Settlement of contract liability from disposal of fixed assets	$420	$-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2020 and 2019

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2020 and June 30, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2020. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020.

Investments in debt securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three and six month periods ended June 30, 2020 and 2019.

Fair Value Measurements

The estimated fair values of financial instruments reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash, cash equivalents, and restricted cash approximate their carrying value due to their short maturities and are classified as Level 1 instruments within the fair value hierarchy.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2020 and 2019

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

As of June 30, 2020, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$4,225	$553	$3,672	$-
Investments in debt securities (long-term)	5,071	-	5,071	-

As of December 31, 2019, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$4,415	$705	$3,710	$-
Investments in debt securities (long-term)	7,074	908	6,166	-

Leases

The Company leases its previous manufacturing facility under a long-term contract, which is accounted for as an operating lease. The lease provides for a fixed base rent and variable payments comprised of reimbursements for property taxes, insurance, utilities, and common area maintenance. The lease has a term of sixty-two months, exclusive of options to renew. In accordance with ASC 842 Leases, lease income, which includes escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The difference between lease income and payments received is recorded as a rent receivable, which is included as a prepaid expense in the consolidated balance sheets. Amounts paid for broker commissions represent prepaid direct lease costs, and will be amortized as an off-set to lease income over the lease term.

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
For the Six Months Ended June 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

Manufacturing Facility Purchase

On February 16, 2017, the Company purchased a 41,000 square foot manufacturing facility (the “Facility”) located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the Facility was $7,818. As a result of the 2019 Restructuring Plan, the Company has discontinued manufacturing operations in the Facility.

Facility Lease

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a lease agreement (the “Facility Lease”) pursuant to which the Company leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term is for 5 years and 2 months, with stated rights for early occupancy, with full occupancy commencing on March 1, 2020. The base rent payable under the Facility Lease is $32,534 per month initially and is subject to periodic increases up to a maximum of approximately $54,000 per month. Tenant will pay approximately 79% of common operating expresses. The Facility Lease has other customary provisions, including provisions relating to default and usage restrictions. The Facility Lease grants to Tenant a right to extend the lease for one additional 60-month period at market rental value.

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
For the Six Months Ended June 30, 2020 and 2019

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
For the Six Months Ended June 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

4. Investments in debt securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value		Unrealized gains (losses)
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	Longest
	Maturity Date	2020	2019	2020	2019	2020	2019

U.S. government and agency securities	2022	$-	$1,612	$-	$1,612	$-	$-
Corporate bonds	2024	9,206	7,474	9,296	7,476	90	2
Certificates of deposit	One-year	-	2,400	-	2,400	-	-
		$9,206	$11,486	$9,296	$11,488	$90	$2

Income from these investments totaled $58 and $126 during the three and six months ended June 30, 2020, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations. There was no income for the same periods in 2019.

Based on the Company’s review of its debt securities in an unrealized loss position at June 30, 2020, it determined that the losses were primarily the result of current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of June 30, 2020, all investments are current on their schedule interest and dividend payments. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $359 and $322 as of June 30, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	June 30,	December 31,
	2020	2019

Prepaid service invoices	$39	$42
Prepaid insurance premiums	49	198
Prepaid lease costs and receivables- short term	21	-
Interest and other receivables	250	82
Total	$359	$322

As of June 30, 2020, prepaid lease costs and receivables- short term are comprised of $19 in prepaid broker commissions that are expected to be amortized within the next twelve months and $2 in receivables for allocated utility costs. As of June 30, 2020, interest and other receivables are comprised of $70 in interest receivable from investments in debt securities and $180 in receivables due under completed fixed asset sales (refer to Note 8 below).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

6. Inventory

Inventory totaled $23 and $12 as of June 30, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	June 30,	December 31,
	2020	2019

Work in progress	$23	$12
Total	$23	$12

7. Property and Equipment, net

Property and equipment consist of the following:

	June 30,	December 31,
	2020	2019

Land, building, and improvements	$9,610	$9,495
Machinery and equipment	1,304	1,482
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	63
Total	11,237	11,312
Accumulated depreciation	(2,463)	(2,493)
Total property and equipment, net	$8,774	$8,819

Depreciation expense for three and six months ended June, 2020 was $81 and $161, respectively. Depreciation expense for three and six months ended June 30, 2019 was $262 and $520, respectively. For the three and six months ended June 30, 2020, $0 and $0 of depreciation expense, respectively, was included in cost of sales and $81 and $161 was included in selling, marketing, general, and administrative expenses, respectively. For the three and six months ended June 30, 2019, $28 and $51 of depreciation expense, respectively, was included in cost of sales and $234 and $469 was included in selling, marketing, general and administrative expenses, respectively.

During the three and six months ended June 30, 2020, the Company disposed of certain manufacturing equipment for gross proceeds of $20. This resulted in a gain on disposal of $15 and $35 during the three and six months ended June 30, 2020. Similar sales resulted in losses of $5 and $5 during the three and six months ended June 30, 2019, respectively.

8. Equipment Held for Sale

The Company previously reclassified $585 in equipment, planned to be disposed of under the 2019 Restructuring Plan, from property and equipment to equipment held for sale on its consolidated balance sheet. The Company has executed a purchase agreement for the equipment, with a negotiated sales price of $600. The sale was finalized during the quarter ended June 30, 2020, following delivery and title transfer of the equipment to the buyer. The Company had received $420 in proceeds from the sale of this equipment during 2019, which was recorded as a contract liability as part of accrued liabilities as of December 31, 2019. Following the final transfer of title of the equipment, this amount was reclassified and the remaining $180 of the purchase price was recorded as a receivable, within prepaid expenses and other current assets, as of June 30, 2020.

9. Patents and Trademarks, net

Net patents and trademarks totaled $197 and $239 as of June 30, 2020, and December 31, 2019, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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
For the Six Months Ended June 30, 2020 and 2019

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $21 and $42 for the three and six months ended June 30 , 2020, respectively. This compares to $21 and $42 for the three and six months ended June 30, 2019, respectively.

10. Other Assets

Other assets totaled $219 and $14 as of June 30, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	June 30,	December 31,
	2020	2019

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	205	-
Total	$219	$14

As of June 30, 2020, prepaid lease costs and receivables- long term are comprised of $74 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $131 in straight-line rent accruals.

11. Accrued Liabilities

Accrued liabilities totaled $248 and $775 as of June 30, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	June 30,	December 31,
	2020	2019

Accrued payroll, vacation, and bonuses	$129	$169
Accrued severance	56	67
Accrued audit fees	63	119
Contract liability	-	420
Total	$248	$775

In connection with the 2019 Restructuring Plan, the Company recorded severance expenses related to employees whose positions would be eliminated. The elements and impact of the 2019 Restructuring Plan were communicated to all impacted employees during July 2019, inclusive of outlining the severance elements that Company had adopted. As a result, total expense of $273 was recorded as a component of sales, general, and administrative expenses within the consolidated statement of operations for the year ended December 31, 2019. As of June 30, 2020, payments totaling $217 had been made, resulting in a remaining liability under the 2019 restructuring plan of $56 as of June 30, 2020.

12. Other Long-Term Liabilities

Other long-term liabilities were $899 as of June 30, 2020 and $856 as of December 31, 2019, and consisted of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law. Also included in the balance as of June 30, 2020 is $43 in tenant deposits.

13. Stock Compensation Plans

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock were available to be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012 and remains in effect only with respect to the equity awards that have been granted prior to its expiration. As of June 30, 2020 and December 31, 2019, there were 61,000 and 69,000 options, respectively, outstanding under the 2002 Plan.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. During the six months ended June 30, 2020, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 5,741,692 and 6,930,445 shares of the Company’s common stock as of June 30, 2020 and December 31, 2019, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During the six months ended June 30, 2020, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 12,341,667 and 12,341,667 shares of the Company’s common stock as of June 30, 2020 and December 31, 2019, respectively.

Stock based compensation expense attributable to these plans was $81 and $173 for the three and six months ended June 30, 2020, respectively. This compares to $160 and $342 for the three and six months ended June 30, 2019, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2020	$232
2021	474
2022	486
2023	651
2024	699
Thereafter	237
$2,779

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

15. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended June 30, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid- in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, March 31, 2020	-	914,449,957	$914	$18,179	$286,924	$(267,030)	$(94)	$(75)	$38,818

Stock-based compensation					81				81
Net loss						(643)			(643)
Other comprehensive loss							184		184

Balance, June 30, 2020	-	914,449,957	$914	$18,179	$287,005	$(267,673)	$90	$(75)	$38,440

The following table provides the Company’s changes in equity for the six months ended June 30, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid- in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, December 31, 2019	-	914,449,957	$914	$18,179	$286,832	$(266,284)	$2	$(75)	$39,568

Stock-based compensation					173				173
Net loss						(1,389)			(1,389)
Other comprehensive loss							88		88

Balance, June 30, 2020	-	914,449,957	$914	$18,179	$287,005	$(267,673)	$90	$(75)	$38,440

The following table provides the Company’s changes in equity for the three months ended June 30, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid- in Capital	Additional Paid-in Capital	Accumulated Deficit	Acumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, March 31, 2019	-	914,316,624	$914	$18,179	$286,469	$(260,622)	$-	$(74)	$44,866

Stock option exercises		42,500	-		3				3
Stock-based compensation					160				160
Net loss						(3,223)		(1)	(3,224)

Balance, June 30, 2019	-	914,359,124	$914	$18,179	$286,632	$(263,845)	$-	$(75)	$41,805

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

The following table provides the Company’s changes in equity for the six months ended June 30, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, December 31, 2018	-	914,206,832	$914	$18,179	$286,276	$(258,854)	$-	$(74)	$46,441

Stock option exercises		152,292	-		14				14
Stock-based compensation					342				342
Net loss						(4,991)		(1)	(4,992)

Balance, June 30, 2019	-	914,359,124	$914	$18,179	$286,632	$(263,845)	$-	$(75)	$41,805

16. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended June 30, 2020:

	Unrealized gains (losses) on available-for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of March 31, 2020	$(94)	$(94)

Other comprehensive loss before reclassifications	185	185
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(1)
Net increase in other comprehensive income (loss)	184	184
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2020	$90	$90

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2020:

	Unrealized gains (losses) on available-for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2019	$2	$2

Other comprehensive loss before reclassifications	90	90
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(2)
Net increase in other comprehensive income (loss)	88	88
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2020	$90	$90

There was no activity associated with these components of AOCI for the six months ended June 30, 2019.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

17. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 18,144,359 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at June 30, 2020, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at June 30, 2020, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

18. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Yihao, which is currently the Company’s primary outsourced manufacturer. As of June 30, 2020, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec, and their affiliates, were $45 and $68 during the three and six months ended June 30, 2020, respectively. Equipment and services procured from Eontec, and their affiliates, were $0 and $0 during the three and six months ended June 30, 2019, respectively.

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

Amorphous alloys are, in general, unique materials that are distinguished by their ability to retain a random atomic structure when they solidify, in contrast to the crystalline atomic structure that forms in other metals and alloys when they solidify. Liquidmetal alloys are proprietary amorphous alloys that possess a combination of performance, processing, and potential cost advantages that we believe will make them preferable to other materials in a variety of applications. The amorphous atomic structure of bulk alloys enables them to overcome certain performance limitations caused by inherent weaknesses in crystalline atomic structures, thus facilitating performance and processing characteristics superior in many ways to those of their crystalline counterparts. We believe the alloys and the molding technologies we employ can result in components for many applications that exhibit exceptional dimensional control and repeatability that rivals precision machining, excellent corrosion resistance, brilliant surface finish, high strength, high hardness, high elastic limit, alloys that are non-magnetic, and the ability to form complex shapes common to the injection molding of plastics. All of these characteristics are achievable from the molding process, so design engineers often do not have to select specific alloys to achieve one or more of the characteristics as is the case with crystalline materials. We believe these advantages could result in Liquidmetal alloys supplanting high-performance alloys, such as titanium and stainless steel, and other incumbent materials in a wide variety of applications. Moreover, we believe these advantages could enable the introduction of entirely new products and applications that are not possible or commercially viable with other materials.

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

We believe that the following accounting policies are the most critical to our consolidated financial statements since these policies require significant judgment or involve complex estimates that are important to the portrayal of our financial condition and operating results:

• •	Revenue recognition Investments in debt securities
•	Impairment of long-lived assets and definite-lived intangibles
•	Deferred tax assets
•	Share based compensation
•	Valuation of inventory
•	Leases

Our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

	For the three months ended June 30,				For the six months ended June 30,
	2020		2019		2020		2019
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$33		$132		$79		$355
Licensing and royalties	-		-		25		-
Total revenue	33		132		104		355

Cost of sales	35	106%	103	78%	71	68%	282	79%
Gross profit (loss)	(2)	-6%	29	22%	33	32%	73	21%

Selling, marketing, general and administrative	870	2636%	1,275	966%	1,857	1786%	2,708	763%
Research and development	27	82%	406	308%	56	54%	895	252%
Impairment of long-lived assets	-	0%	1,676	1270%	-	0%	1,676	472%
(Gain) loss on disposal of long-lived assets	(15)	-45%	5	4%	(35)	-34%	5	1%
Total operating expense	882		3,362		1,878		5,284

Operating loss	(884)		(3,333)		(1,845)		(5,211)

Lease income	132		-		220		-
Interest and investment income	109		109		236		219

Net loss	$(643)		$(3,224)		$(1,389)		$(4,992)

Revenue and operating expenses

Revenue. Total revenue decreased to $33 for the three months ended June 30, 2020 from $132 for the three months ended June 30, 2019. Total revenue decreased to $104 for the six months ended June 30, 2020 from $355 for the six months ended June 30, 2019. The decrease was attributable to lower volumes associated with the Company’s continued transition from internal manufacturing to outsourced manufacturing. As a result, product revenues during 2020 are expected to be volatile and will likely not be indicative of future results.

Cost of sales. Cost of sales was $35, or 106% of total revenue, for the three months ended June 30, 2020, a decrease from $103, or 78% of products revenue, for the three months ended June 30, 2019. Cost of sales was $71, or 68% of total revenue, for the six months ended June 30, 2020, a decrease from $282, or 79% of products revenue, for the six months ended June 30, 2019. The decrease in our cost of sales as a percentage of products revenue for the three and six months ended June 30, 2020 was primarily attributable to lower production volumes during 2020 and the timing of licensing revenues. If we begin increasing our products revenues with shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit (loss) decreased to $(2) for the three month period ended June 30, 2020 from $29 for the three month period ended June 30, 2019. Our gross profit as a percentage of total revenue, decreased to (6)% for the three month period ended June 30, 2020 from 22% for the three month period ended June 30, 2019. Our gross profit (loss) decreased to $33 for the six month period ended June 30, 2020 from $73 for the six month period ended June 30, 2019. Our gross profit as a percentage of total revenue, increased to 32% for the six month period ended June 30, 2020 from 21% for the six month period ended June 30, 2019. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $870 and $1,857 for the three and six months ended June 30, 2020, respectively, compared to $1,275 and $2,708 for the three and six months ended June 30, 2019, respectively. The decrease in expenses was attributable to overall lower costs for employee compensation due to headcount reductions associated with the 2019 Restructuring Plan.

Research and development. Research and development expenses were $27 and $56 for the three and six months ended June 30, 2020, respectively, compared to $406 and $895 for the three and six months ended June 30, 2019, respectively. The decrease in expense was mainly due to reductions in employee compensation, and associated development initiatives, due to headcount reductions associated with the 2019 Restructuring Plan. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

(Gain) loss on disposal of fixed assets. During the three and six months ended June 30, 2020, the Company recorded gains on the disposal of fixed assets of $15 and $35, respectively. This compares to losses on disposal of fixed assets of $5 and $5 during the three and six months ended June 30, 2019.

Operating loss. Operating loss was $884 and $1,845 for the three and six months ended June 30, 2020, respectively. This compares to $3,333 and $5,211 for the three and six months ended June 30, 2019, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Other income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $132 and $220 for the three and six months ended June 30, 2020, respectively. No such income was recorded during the three and six months ended June 30, 2019.

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $109 and $236 for the three and six months ended June 30, 2020, respectively. This compares to interest and investment income of $109 and $219 during the three and six months ended June 30, 2019, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $1,204 and $2,456 for the six months ended June 30, 2020 and 2019, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts. Following the completion of the 2019 Restructuring Plan, cash used in operating activities for the six months ended June 30, 2020 will be reflective of cash usages going forward.

Cash provided by (used in) investing activities

Cash provided by (used in) investing activities totaled $2,187 and $(592) for the six months ended June 30, 2020 and 2019, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities and capital expenditures for additional production equipment and building improvements.

Cash provided by financing activities

Cash provided by financing activities totaled $0 and $14 for the six months ended June 30, 2020 and 2019, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options.

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

Off Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019,  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 4, 2020	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2020	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)