Form 10-Q
period 2020-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2020-11-10
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of common shares outstanding as of November 6, 2020 was 914,449,957.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2020

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$5,438	$19,543
Restricted cash	5	5
Investments in debt securities- short term	11,566	4,415
Trade accounts receivable, net of allowance for doubtful accounts	182	303
Inventory	47	12
Prepaid expenses and other current assets	600	322
Total current assets	$17,838	$24,600
Investments in debt securities- long term	12,279	7,074
Property and equipment, net	8,694	8,819
Patents and trademarks, net	177	239
Equipment held for sale	-	585
Other assets	235	14
Total assets	$39,223	$41,331

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$316	$132
Accrued liabilities	310	775
Total current liabilities	$626	$907

Long-term liabilities
Other long-term liabilities	899	856
Total liabilities	$1,525	$1,763

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,449,957 and 914,449,957 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	287,088	286,832
Accumulated deficit	(268,449)	(266,284)
Accumulated other comprehensive income	42	2
Non-controlling interest in subsidiary	(76)	(75)
Total shareholders' equity	$37,698	$39,568

Total liabilities and shareholders' equity	$39,223	$41,331

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue
Products	$288	$373	$367	$728
Licensing and royalties	39	48	64	48
Total revenue	327	421	431	776

Cost of sales	171	284	242	566
Gross profit	156	137	189	210

Operating expenses
Selling, marketing, general and administrative	1,096	1,380	2,953	4,088
Research and development	30	284	86	1,179
Impairment of long-lived assets	-	-	-	1,676
Gain on disposal of long-lived assets	-	(7)	(35)	(2)
Total operating expenses	1,126	1,657	3,004	6,941
Operating loss	(970)	(1,520)	(2,815)	(6,731)

Lease income	132	-	352	-
Interest and investment income	61	125	297	344

Loss before income taxes	(777)	(1,395)	(2,166)	(6,387)

Income taxes	-	-	-	-

Net loss	(777)	(1,395)	(2,166)	(6,387)

Net loss attributable to non-controlling interest	1	-	1	1
Net loss attributable to Liquidmetal Technologies shareholders	$(776)	$(1,395)	$(2,165)	$(6,386)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Number of weighted average shares - basic and diluted	914,449,957	914,359,124	914,449,957	914,332,758

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September,
	2020	2019	2020	2019

Net loss	$(777)	$(1,395)	$(2,166)	$(6,387)
Net unrealized (losses) gains on available-for-sale securities	(48)	-	40	-
Other comprehensive income (loss), net of tax	(48)	-	40	-
Comprehensive loss	$(825)	$(1,395)	$(2,126)	$(6,387)
Less: Comprehensive loss attributable to noncontrolling interests	1	-	1	1
Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(824)	$(1,395)	$(2,125)	$(6,386)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Operating activities:
Net loss	$(2,166)	$(6,387)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303	848
Realized investment gains	(2)	-
Bad debt expense	226	-
Stock-based compensation	256	415
Impairment of long-lived assets	-	1,676
Gain on disposal of long-lived assets	(35)	(2)

Changes in operating assets and liabilities:
Trade accounts receivable	(105)	(192)
Inventory	(35)	(55)
Prepaid expenses and other current assets	(188)	(48)
Other assets and liabilities	(178)	-
Accounts payable and accrued liabilities	139	109
Deferred revenue	-	(30)
Net cash used in operating activities	(1,785)	(3,666)

Investing Activities:
Purchases of property and equipment	(116)	(630)
Proceeds from disposal of fixed assets	110	272
Purchases of debt securities	(21,641)	-
Proceeds from sales of debt securities	9,327	-
Net cash used in investing activities	(12,320)	(358)

Financing Activities:
Proceeds from exercise of stock options	-	14
Net cash provided by financing activities	-	14

Net decrease in cash, cash equivalents, and restricted cash	(14,105)	(4,010)

Cash, cash equivalents, and restricted cash at beginning of period	19,548	35,234
Cash, cash equivalents, and restricted cash at end of period	$5,443	$31,224

Supplemental Schedule of Non-Cash Investing Activities:
Settlement of contract liability from disposal of fixed assets	420	-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2020 and 2019

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2020 and September 30, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2020. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020.

Investments in debt securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three and nine month periods ended September 30, 2020 and 2019.

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
For the Nine Months Ended September 30, 2020 and 2019

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

As of September 30, 2020, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$11,566	$7,580	$3,986	$-
Investments in debt securities (long-term)	12,279	-	12,279	-

As of December 31, 2019, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$4,415	$705	$3,710	$-
Investments in debt securities (long-term)	7,074	908	6,166	-

Leases

The Company leases its previous manufacturing facility under a long-term contract, which is accounted for as an operating lease. The lease provides for a fixed base rent and variable payments comprised of reimbursements for property taxes, insurance, utilities, and common area maintenance. The lease has a term of sixty-two months, exclusive of options to renew. In accordance with ASC 842 Leases, lease income, which includes escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The difference between lease income and payments received is recorded as a rent receivable, which is included as a prepaid expense in the consolidated balance sheets. Amounts paid for broker commissions represent prepaid direct lease costs and will be amortized as an off-set to lease income over the lease term.

Other recent pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

2019 Restructuring Plan

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and proceeded to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company that is an affiliate of our largest beneficial stockholder, CEO and Chairman, Professor Lugee Li (“Professor Li”).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2020 and 2019

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

Facility Lease

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a lease agreement (the “Facility Lease”) pursuant to which the Company leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term is for 5 years and 2 months and is scheduled to expire on April 30, 2025. The base rent payable under the Facility Lease is $32,534 per month initially and is subject to periodic increases up to a maximum of approximately $54,000 per month. Tenant will pay approximately 79% of common operating expresses. The Facility Lease has other customary provisions, including provisions relating to default and usage restrictions. The Facility Lease grants to Tenant a right to extend the lease for one additional 60-month period at market rental value.

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman and CEO, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

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
For the Nine Months Ended September 30, 2020 and 2019

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

Eutectix Business Development Agreement

On January 31, 2020, the Company entered into a Business Development Agreement (the “Agreement”) with Eutectix, LLC, a Delaware limited liability company (“Eutectix”), which provides for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Agreement, the Company licensed to Eutectix specified equipment owned by the Company, including two injection molding machines, two diecasting machines, and other machines and equipment, all of which will be used to make product for Company customers and Eutectix customers. The licensed machines and equipment represented substantially all of the machinery and equipment then held by the Company. The Company has also licensed to Eutectix various patents and technical information related to the Company’s proprietary technology. Under the Agreement, Eutectix agreed to pay the Company a royalty of six percent (6%) of the net sales price of licensed products sold by Eutectix, and Eutectix will also manufacture for the Company product ordered by the Company. The Agreement has a term of five years, subject to renewal provisions and the ability of either party to terminate earlier upon specified circumstances.

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
For the Nine Months Ended September 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

4. Investments in debt securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value		Unrealized gains (losses)
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	Longest Maturity Date	2020	2019	2020	2019	2020	2019

U.S. government and agency securities	2022	$-	$1,612	$-	$1,612	$-	$-
Corporate bonds	2025	23,803	7,474	23,845	7,476	42	2
Certificates of deposit	One-year	-	2,400	-	2,400	-	-
		$23,803	$11,486	$23,845	$11,488	$42	$2

Income from these investments totaled $61 and $187 during the three and nine months ended September 30, 2020, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations. There was no income for the same periods in 2019.

Based on the Company’s review of its debt securities in an unrealized loss position at September 30, 2020, it determined that the losses were primarily the result of current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of September 30, 2020, all investments are current on their schedule interest and dividend payments. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020.

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	September 30,	December 31,
	2020	2019
Trade accounts receivable	$416	$311
Less: Allowance for doubtful accounts	(234)	(8)
Trade accounts receivable	$182	$303

During the three and nine month periods ended September 30, 2020, the Company recorded an additional allowance for doubtful accounts of $226 for receivables related to products delivered to a customer at the end of 2019. The allowance is a result of financial uncertainties affecting the customer’s ability to make payments on outstanding invoices. The allowance was recorded as bad debt expense as a portion of selling, marketing, general and administrative expenses.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $600 and $322 as of September 30, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	September 30,	December 31,
	2020	2019

Prepaid service invoices	$36	$42
Prepaid insurance premiums	321	198
Prepaid lease costs and receivables- short term	23	-
Interest and other receivables	220	82
Total	$600	$322

As of September 30, 2020, prepaid lease costs and receivables- short term are comprised of $19 in prepaid broker commissions that are expected to be amortized within the next twelve months and $4 in receivables for allocated utility costs. As of September 30, 2020, interest and other receivables are comprised of $130 in interest receivable from investments in debt securities and $90 in receivables due under completed fixed asset sales (refer to Note 8 below).

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

7. Inventory

Inventory totaled $47 and $12 as of September 30, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	September 30,	December 31,
	2020	2019

Work in progress	$47	$12
Total	$47	$12

8. Property and Equipment, net

Property and equipment consist of the following:

	September 30,	December 31,
	2020	2019

Land, building, and improvements	$9,610	$9,495
Machinery and equipment	1,304	1,482
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	63
Total	11,237	11,312
Accumulated depreciation	(2,543)	(2,493)
Total property and equipment, net	$8,694	$8,819

Depreciation expense for three and nine months ended September 30, 2020 was $79 and $240, respectively. Depreciation expense for three and nine months ended September 30, 2019 was $265 and $785, respectively. For the three and nine months ended September 30, 2020, $0 and $0 of depreciation expense, respectively, was included in cost of sales and $79 and $240 was included in selling, marketing, general, and administrative expenses, respectively. For the three and nine months ended September 30, 2019, $24 and $75 of depreciation expense, respectively, was included in cost of sales and $241 and $710 was included in selling, marketing, general and administrative expenses, respectively.

During the three and nine months ended September 30, 2020, the Company disposed of certain manufacturing equipment for gross proceeds of $110. This resulted in a gain on disposal of $0 and $35 during the three and nine months ended September 30, 2020. Similar sales resulted in losses of $7 and $2 during the three and nine months ended September 30, 2019, respectively.

9. Equipment Held for Sale

The Company previously reclassified $585 in equipment, planned to be disposed of under the 2019 Restructuring Plan, from property and equipment to equipment held for sale on its consolidated balance sheet. The Company has executed a purchase agreement for the equipment, with a negotiated sales price of $600. The sale was finalized during the quarter ended June 30, 2020, following delivery and title transfer of the equipment to the buyer. As of September 30, 2020, the Company had received $510 in proceeds from the sale of this equipment, with the remaining $90 of the purchase price being recorded as a receivable within prepaid expenses and other current assets.

During October 2020, the remaining $90 of the purchase price was received, thus completing all elements of the purchase agreement for the equipment originally held for sale.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

10. Patents and Trademarks, net

Net patents and trademarks totaled $177 and $239 as of September 30, 2020, and December 31, 2019 respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $21 and $63 for the three and nine months ended September 30, 2020, respectively. This compares to $21 and $63 for the three and nine months ended September 30, 2019, respectively.

11. Other Assets

Other assets totaled $235 and $14 as of June 30, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	September 30,	December 31,
	2020	2019

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	221	-
Total	$235	$14

As of September 30, 2020, prepaid lease costs and receivables- long term are comprised of $68 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $153 in straight-line rent accruals.

12. Accrued Liabilities

Accrued liabilities totaled $310 and $775 as of September 30, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	September 30,	December 31,
	2020	2019

Accrued payroll, vacation, and bonuses	$166	$169
Accrued severance	56	67
Accrued audit fees	88	119
Contract liability	-	420
Total	$310	$775

In connection with the 2019 Restructuring Plan, the Company recorded severance expenses related to employees whose positions would be eliminated. The elements and impact of the 2019 Restructuring Plan, including details regarding the severance elements that the Company had adopted, were communicated to all impacted employees in July 2019. As a result, total expense of $273 was recorded as a component of sales, general, and administrative expenses within the consolidated statement of operations for the year ended December 31, 2019. As of September 30, 2020, payments totaling $217 had been made, resulting in a remaining liability under the 2019 Restructuring Plan of $56 as of September 30, 2020.

13. Other Long-Term Liabilities

Other long-term liabilities were $899 as of September 30, 2020 and $856 as of December 31, 2019, and consisted of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law. Also included in the balance as of September 30, 2020 is $43 in tenant deposits.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

14. Stock Compensation Plans

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock were available to be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012 and remained in effect only with respect to the equity awards that had been granted prior to its expiration. During the three months ended September 30, 2020, all remaining awards under the 2002 Plan expired under their contractual terms. As of September 30, 2020 and December 31, 2019, there were 0 and 69,000 options, respectively, outstanding under the 2002 Plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. During the nine months ended September 30, 2020, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 5,609,192 and 6,930,445 shares of the Company’s common stock as of September 30, 2020 and December 31, 2019, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During the nine months ended September 30, 2020, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 12,341,667 and 12,341,667 shares of the Company’s common stock as of September 30, 2020 and December 31, 2019, respectively.

Stock based compensation expense attributable to these plans was $83 and $256 for the three and nine months ended September 30, 2020, respectively. This compares to $73 and $415 for the three and nine months ended September 30, 2019, respectively.

15. Facility Lease

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2020	$116
2021	474
2022	486
2023	651
2024	699
Thereafter	237
$2,663

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

16. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended September 30, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, June 30, 2020	-	914,449,957	$914	$18,179	$287,005	$(267,673)	$90	$(75)	$38,440

Stock-based compensation					83				83
Net loss						(776)		(1)	(777)
Other comprehensive loss							(48)		(48)

Balance, September 30, 2020	-	914,449,957	$914	$18,179	$287,088	$(268,449)	$42	$(76)	$37,698

The following table provides the Company’s changes in equity for the nine months ended September 30, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income	Non- Controlling Interest	Total
Balance, December 31, 2019	-	914,449,957	$914	$18,179	$286,832	$(266,284)	$2	$(75)	$39,568

Stock-based compensation					256				256
Net loss						(2,165)		(1)	(2,166)
Other comprehensive income							40		40

Balance, September 30, 2020	-	914,449,957	$914	$18,179	$287,088	$(268,449)	$42	$(76)	$37,698

The following table provides the Company’s changes in equity for the three months ended September 30, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income	Non- Controlling Interest	Total
Balance, June 30, 2019	-	914,359,124	$914	$18,179	$286,632	$(263,845)	$-	$(75)	$41,805

Stock option exercises		-	-		-				-
Stock-based compensation					73				73
Net loss						(1,395)		-	(1,395)

Balance, September 30, 2019	-	914,359,124	$914	$18,179	$286,705	$(265,240)	$-	$(75)	$40,483

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

The following table provides the Company’s changes in equity for the nine months ended September 30, 2019:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income	Non- Controlling Interest	Total
Balance, December 31, 2018	-	914,206,832	$914	$18,179	$286,276	$(258,854)	$-	$(74)	$46,441

Stock option exercises		152,292	-		14				14
Stock-based compensation					415				415
Net loss						(6,386)		(1)	(6,387)

Balance, September 30, 2019	-	914,359,124	$914	$18,179	$286,705	$(265,240)	$-	$(75)	$40,483

17. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended September 30, 2020:

	Unrealized gains (losses) on available-for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2020	$90	$90

Other comprehensive loss before reclassifications	(48)	(48)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(48)	(48)
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2020	$42	$42

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2020:

	Unrealized gains (losses) on available-for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2019	$2	$2

Other comprehensive income before reclassifications	42	42
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(2)
Net increase in other comprehensive income (loss)	40	40
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2020	$42	$42

There was no activity associated with these components of AOCI for the three and nine months ended September 30, 2019.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2020 and 2019

(numbers in thousands, except percentages, share and per share data)

(unaudited)

18. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 17,950,859 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at September 30, 2020, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at September 30, 2020, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

19. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”). Yihao is currently the Company’s primary outsourced manufacturer. As of September 30, 2020, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec, and their affiliates, were $146 and $214 during the three and nine months ended September 30, 2020, respectively. Equipment and services procured from Eontec, and their affiliates, were $0 and $0 during the three and nine months ended September 30, 2019, respectively.

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

In July 2019, the Company adopted the 2019 Restructuring Plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through domestic and international manufacturing partners. In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Yihao, a China-based company that is an affiliate of our largest beneficial stockholder our CEO and Chairman, Professor Li.

Licensing Transactions

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, we entered into the License Agreement with Eontec pursuant to which we each entered into a cross-license of our respective technologies.

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

Other License Transactions

On January 31, 2012, we entered into a Supply and License Agreement for a five year term with Engel whereby Engel was granted a non-exclusive license to manufacture and sell injection molding machines to our licensees. Since that time, we and Engel have agreed on an injection molding machine configuration that can be commercially supplied and supported by Engel.  On December 6, 2013, the companies entered into an Exclusivity Agreement for a ten year term whereby we agreed, with certain exceptions and limitations, that we and our licensees would purchase amorphous alloy injection molding machines exclusively from Engel in exchange for certain royalties to be paid by Engel to us based on a percentage of the net sales price of such injection molding machines.

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

In March 2009, we entered into a license agreement with Swatch under which Swatch was granted a non-exclusive license to our technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches and all third parties (including us), but non-exclusive as to Apple. We will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

On January 31, 2020, we entered into the Agreement with Eutectix, which provides for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Agreement, the Company has licensed to Eutectix specified equipment owned by the Company, including two injection molding machines, two diecasting machines, and other machines and equipment, all of which will be used to make product for Company customers and Eutectix customers. The licensed machines and equipment represent substantially all of the machinery and equipment then held by the Company. The Company has also licensed to Eutectix various patents and technical information related to the Company’s proprietary technology. Under the Agreement, Eutectix will pay the Company a royalty of six percent (6%) of the net sales price of licensed products sold by Eutectix, and Eutectix will also manufacture for the Company product ordered by the Company. The Agreement has a term of five years, subject to renewal provisions and the ability of either party to terminate earlier upon specified circumstances.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

	For the three months ended September 30,				For the nine months ended September 30,
	2020		2019		2020		2019
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$288		$373		$367		$728
Licensing and royalties	39		48		64		48
Total revenue	327		421		431		776

Cost of sales	171	52%	284	67%	242	56%	566	73%
Gross profit	156	48%	137	33%	189	44%	210	27%

Selling, marketing, general and administrative	1,096	335%	1,380	328%	2,953	685%	4,088	527%
Research and development	30	9%	284	67%	86	20%	1,179	152%
Impairment of long-lived assets	-	0%	-	0%	-	0%	1,676	216%
Gain on disposal of long-lived assets	-	0%	(7)	-2%	(35)	-8%	(2)	0%
Total operating expense	1,126		1,657		3,004		6,941

Operating loss	(970)		(1,520)		(2,815)		(6,731)

Lease income	132		-		352		-
Interest and investment income	61		125		297		344

Net loss	$(777)		$(1,395)		$(2,166)		$(6,387)

Revenue and operating expenses

Revenue. Total revenue decreased to $327 for the three months ended September 30, 2020 from $421 for the three months ended September 30, 2019. Total revenue decreased to $431 for the nine months ended September 30, 2020 from $776 for the nine months ended September 30, 2019. The decrease was attributable to lower product sale volumes associated with the Company’s continued transition from internal manufacturing to outsourced manufacturing. During the three months ended September 30, 2020, the Company began making routine deliveries under production orders, which will continue through at least the first half of 2021. In the event the Company can continue to deliver under these orders, through outsourced manufacturing supply chains, and add additional orders, revenue streams are expected to increase, stabilize and become more predictable.

Cost of sales. Cost of sales was $171, or 52% of total revenue, for the three months ended September 30, 2020, a decrease from $284, or 67% of total revenue, for the three months ended September 30, 2019. Cost of sales was $242, or 56% of total revenue, for the nine months ended September 30, 2020, a decrease from $566, or 73% of products revenue, for the nine months ended September 30, 2019. The decrease in our cost of sales as a percentage of products revenue for the three and nine months ended September 30, 2020 was primarily attributable to more predictable costs associated with established volume manufacturers. If we are able to sustain and increase shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross profit. Our gross profit increased to $156 for the three month period ended September 30, 2020 from $137 for the three month period ended September 30, 2019. Our gross profit as a percentage of total revenue, increased to 48% for the three month period ended September 30, 2020 from 33% for the three month period ended September 30, 2019. Our gross profit decreased to $189 for the nine month period ended September 30, 2020 from $210 for the nine month period ended September 30, 2019. Our gross profit as a percentage of total revenue, increased to 44% for the nine month period ended September 30, 2020 from 27% for the nine month period ended September 30, 2019. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $1,096 and $2,953 for the three and nine months ended September 30, 2020, respectively, compared to $1,380 and $4,088 for the three and nine months ended September 30, 2019, respectively. The decrease in expenses was attributable to overall lower costs for employee compensation due to headcount reductions associated with the 2019 Restructuring Plan. These decreases were off-set by an increase in bad debt expense.

Research and development. Research and development expenses were $30 and $86 for the three and nine months ended September 30, 2020, respectively, compared to $284 and $1,179 for the three and nine months ended September 30, 2019, respectively. The decrease in expense was mainly due to reductions in employee compensation, and associated development initiatives, due to headcount reductions associated with the 2019 Restructuring Plan. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

Gain on disposal of fixed assets. During the three and nine months ended September 30, 2020, the Company recorded gains on the disposal of fixed assets of $0 and $35, respectively. This compares to gains on disposal of fixed assets of $7 and $2 during the three and nine months ended September 30, 2019.

Operating loss. Operating loss was $970 and $2,815 for the three and nine months ended September 30, 2020, respectively. This compares to $1,520 and $6,731 for the three and nine months ended September 30, 2019, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Other income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $132 and $352 for the three and nine months ended September 30, 2020, respectively. No such income was recorded during the three and nine months ended September 30, 2019.

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $61 and $297 for the three and nine months ended September 30, 2020, respectively. This compares to interest and investment income of $125 and $344 during the three and nine months ended September 30, 2019, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $1,785 and $3,666 for the nine months ended September 30, 2020 and 2019, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts. Following the completion of the 2019 Restructuring Plan, cash used in operating activities for the nine months ended September 30, 2020 are expected to be reflective of cash usages going forward.

Cash used in investing activities

Cash used in investing activities totaled $12,320 and $358 for the nine months ended September 30, 2020 and 2019, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities and proceeds from the sale of fixed assets. Investing outflows primarily consist of purchases of debt securities and capital expenditures for additional production equipment and building improvements.

Cash provided by financing activities

Cash provided by financing activities totaled $0 and $14 for the nine months ended September 30, 2020 and 2019, respectively. Cash provided by financing activities is comprised of cash received for the issuance of shares following the exercise of stock options.

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

As of September 30, 2020, the Company had recorded $5,443 in cash and restricted cash, as well as $23,845 in investments in debt securities. The Company views the total of this as readily available sources of liquidity in the event needed to advance the Company’s existing strategy, and/or pursue an alternative strategy.

Off Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019,  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 10, 2020	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)