Form 10-K
period 2020-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2021-03-09
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $34,536,053. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.07 per share, the closing price of the common stock as reported on the “OTCQB Venture Marketplace” on June 30, 2020 and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2020 is deemed to be an affiliate. The number of shares of common stock outstanding as of March 5, 2021 was 914,449,957.

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

General Corporate Information

We were originally incorporated in California in 1987, and we reincorporated in Delaware in May 2003.  Our principal executive office is located at 20321 Valencia Circle, Lake Forest, California 92630. Our telephone number at that address is (949) 635-2100. Our Internet website address is www.liquidmetal.com and all of our filings with the Securities and Exchange Commission (“SEC”) are available free of charge on our website. The SEC maintains a website at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding the Company, and other issuers that file electronically with the SEC.

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

Our Strategy

In July 2019, we adopted a restructuring plan pursuant to which we elected to wind down our manufacturing operations at our Lake Forest, CA facility and proceeded to outsource the manufacture of parts utilizing our technology through domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, we have shifted our business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company in which our largest beneficial stockholder, CEO and Chairman, Professor Lugee Li, holds a material, indirect, equity interest. We will also seek to develop other manufacturers, both global and domestic, to aid in the further advancement of our technology and operations.

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

On August 5, 2010, we entered into a license transaction with Apple Inc. (“Apple”) pursuant to which, for a one-time license fee, we granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize our intellectual property in the field of “consumer electronic” products, as defined in the license agreement. As a result, our ability to freely pursue applications of our bulk Liquidmetal alloys in the consumer electronics field is limited. We will continue to identify and pursue opportunities in the consumer electronics field that do not violate our licence agreement with Apple. Additionally, we continue to work with Apple to develop and advance research and development in the amorphous alloy space to benefit both consumer and non-consumer electronics fields. For more information regarding our transaction with Apple, see “ – Licensing Transactions” below.

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

Licensing Transactions

Eontec License Agreement

On March 10, 2016, in connection with the Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong Company, we entered into a Parallel License Agreement (the “License Agreement”) with DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”) pursuant to which we each entered into a cross-license of our respective technologies.

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

Other Material License Transactions

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

Our initial bulk amorphous alloy technology was developed by researchers at the Caltech. We have acquired patent rights that provide us with the exclusive right to commercialize the amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2021 and 2036. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

Research and Development

During the year-ended December 31, 2020, we have engaged in ongoing research and development programs that were driven by the following key objectives:

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

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2020 and 2019 were $0.1 million and $1.3 million, respectively. As a result of the 2019 Restructuring Plan, these activities have been significantly reduced. Nonetheless, the Company will continue to pursue these objectives as a means of enhancing brand awareness and the benefits of Liquidmetal alloys.

Manufacturing

Our current manufacturing strategy is to partner with global companies that are contract manufacturers and alloy producers. We seek third party companies with proven track records of success who can gain specialized skills and knowledge of our alloys through close collaborations with our team of engineers. We believe that partnering with these global companies will allow us to forgo the capital intensive requirements of maintaining our own large scale manufacturing facilities and allow us to grow the number of applications for the technology much faster than could be accomplished on our own. Our initial manufacturing partner is Yihao, although we are currently working with Eutectix to develop U.S. manufacturing capabilities, inclusive of a viable supply of our alloys.

Customers

During 2020, there was one major customer, that accounted for 82% of our revenue. During 2019, there were five major customers, who together accounted for 83% of our revenue. As of December 31, 2020, one customer represented 99%, or $270,000, of the total outstanding trade accounts receivable. As of December 31, 2019, two customers represented 90%, or $280,000, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Employees

As of December 31, 2020, we had 8 full-time employees and no part time employees. As of that date, none of our employees were represented by a labor union.  We have not experienced any work stoppages and we consider our employee relations to be favorable.

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

Risks Related to Our Company and Business

We have incurred significant operating losses in the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant cumulative operating losses since our inception. Our operating loss for the fiscal years ended December 31, 2020 and 2019 were $3.5 million and $7.9 million, respectively. We had an accumulated deficit of approximately $268.9 million at December 31, 2020, and approximately $266.3 million at December 31, 2019. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

In July 2019, the Company adopted the 2019 Restructuring Plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners. In connection with the 2019 Restructuring Plan, the Company has shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Yihao, a China-based company in which our CEO and Chairman, Professor Lugee Li, maintains a material, indirect, equity interest. The purpose of this shift was to preserve and maximize the value of the Company’s assets by reducing the infrastructure and cost associated with maintaining and building manufacturing operations and maximizing the prospects of successfully and more rapidly commercializing amorphous alloy products by leveraging the manufacturing capabilities of Yihao and potentially other manufacturers. There is no assurance, however, that this strategy will enable the Company to more rapidly and successfully commercialize its products.

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

Risks Related to Customer Relationships

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

Risks Related to Technological and Intellectual Property

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

Risks Related to Human Resources

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

Risks Related to Our Global Business, Litigation, Laws, and Regulations

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

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2021 and 2036. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

Some of the applications for our Liquidmetal alloys that we have identified or may identify in the future may be subject to government regulations. For example, any medical devices made from our alloys likely will be subject to extensive government regulation in the United States by the FDA. Any medical device manufacturers to whom we sell Liquidmetal alloy products may need to comply with FDA requirements, including premarket approval or clearance under Section 510(k) of the Food Drug and Cosmetic Act, before marketing Liquidmetal alloy medical device products in the United States. These medical device manufacturers may be required to obtain similar approvals before marketing these medical devices in foreign countries. Any medical device manufacturers with which we jointly develop and sell medical device products may not provide significant assistance to us in obtaining required regulatory approvals. The process of obtaining and maintaining required FDA and foreign regulatory approvals could be lengthy, expensive, and uncertain. Additionally, regulatory agencies can delay or prevent product introductions. The failure to comply with applicable regulatory requirements can result in substantial fines, civil and criminal penalties, stop sale orders, loss or denial of approvals, recalls of products, and product seizures.

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

Risks Related to Stock Ownership and Corporate Governance

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

As of December 31, 2020, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 47.4% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2020, the highest bid price for our common stock was $0.17 per share, while the lowest bid price during that period was $0.07 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

We will rely on the manufacturing operations of a third party in which our largest stockholder, CEO and Chairman, has a material indirect equity interest, which presents potential conflicts of interest.

We rely, at least initially, on Yihao to manufacture our products. Professor Li maintains a material, indirect equity interest in Yihao. Professor Li, through his Liquidmetal Technology Limited affiliate, is the largest beneficial owner of our common stock and owns approximately 45.1% of our common stock and is able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. As a result of this significant ownership and his interest in Yihao, as well as the future importance of Yihao as a manufacturer of the Company’s products, Professor Li may have conflicts of interest and interests that are not aligned with those of other stockholders of the Company

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office and principal research and development offices are located in Lake Forest, California and consist of approximately 41,000 square feet, of which the Company utilizes approximately 8,000 square feet. We purchased the facility in February of 2017.

On January 23, 2020, we entered into a lease agreement pursuant to which we leased an approximately 32,534 square foot portion of the Lake Forest facility to a commercial tenant. The lease term is for 5 years and 2 months commencing on March 1, 2020. The base rent payable under the Lease Agreement is $32,534 per month initially and is subject to periodic increases up to a maximum of approximately $54,000 per month. The tenant will pay approximately 79% of common operating expresses.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “OTCQB Venture Marketplace” under the symbol “LQMT.” On March 5, 2021, the last reported sales price of our common stock was $0.10 per share. As of March 5, 2021, we had 207 active record holders of our common stock.

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

2020	High	Low
Fourth Quarter	$0.14	$0.08
Third Quarter	$0.18	$0.07
Second Quarter	$0.08	$0.07
First Quarter	$0.11	$0.07

2019	High	Low
Fourth Quarter	$0.13	$0.09
Third Quarter	$0.13	$0.09
Second Quarter	$0.15	$0.09
First Quarter	$0.19	$0.11

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

In July 2019, the Company adopted the 2019 Restructuring Plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and seek to outsource the manufacture of parts utilizing the Company’s technology through domestic and international manufacturing partners. In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Yihao, a China-based company in which our largest beneficial stockholder our CEO and Chairman, Professor Li, holds a material, indirect equity interest.

SIGNIFICANT TRANSACTIONS

Manufacturing Facility Purchase

On February 16, 2017, we purchased a 41,000 square foot manufacturing facility (the “Facility”) located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the Facility was $7,818. As a result of the 2019 Restructuring Plan, we have discontinued manufacturing operations in the Facility.

Facility Lease

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and our wholly owned subsidiary, entered into a lease agreement (the “Facility Lease”) pursuant to which we leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term is for 5 years and 2 months and is scheduled to expire on April 30, 2025. The base rent payable under the Facility Lease is $33 per month initially and is subject to periodic increases up to a maximum of approximately $54 per month. Tenant will pay approximately 79% of common operating expresses. The Facility Lease has other customary provisions, including provisions relating to default and usage restrictions. The Facility Lease grants to Tenant a right to extend the lease for one additional 60-month period at market rental value.

RESULTS OF OPERATIONS

	For the years ended December 31,
	2020		2019
	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$925		$1,325
Licensing and royalties	64		48
Total revenue	989		1,373

Cost of sales	621	63%	832	61%
Gross profit (loss)	368	37%	541	39%

Selling, marketing, general and administrative	3,798	384%	5,424	395%
Research and development	110	11%	1,342	98%
Impairment of long-lived assets	-	0%	1,676	122%
Gain on disposal of long-lived assets	(35)	-4%	(11)	-1%
Total operating expense	3,873		8,431

Operating loss	(3,505)		(7,890)

Interest and investment income	378		459
Lease income	484		-

Net loss	$(2,643)		$(7,431)

(a)	Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue and operating expenses

Revenue. Total revenue decreased by $384 to $989 for the year ended December 31, 2020 from $1,373 for the year ended December 31, 2019.  The decrease was attributable to lower product sale volumes associated with the Company’s continued transition from internal manufacturing to outsourced manufacturing.

Cost of sales. Cost of sales was $621, or 63% of total revenue, for the year ended December 31, 2020, a decrease from $832, or 61% of total revenue, for the year ended December 31, 2019. The decrease in our cost of sales was primarily driven by lower product revenues with similar gross profit percentages. If we are able to sustain and increase shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross profit. Our gross profit decreased by $173 from $541 as of December 31, 2019 to $368 as of December 31, 2020. Our gross margin percentage decreased from 39% as of December 31, 2019 to 37% as of December 31, 2020. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses decreased by $1,626 to $3,798, or 384% of revenue, for the year ended December 31, 2020 from $5,424, or 395% of revenue, for the year ended December 31, 2019. The decrease in expenses was attributable to overall lower costs for employee compensation due to headcount reductions associated with the 2019 Restructuring Plan. These decreases were off-set by a $226 increase in bad debt expense.

Research and development expenses. Research and development expenses decreased by $1,232 to $110, or 11% of revenue, for the year ended December 31, 2020, from $1,342, or 98% of revenue, for the year ended December 31, 2019. The decrease in expense was mainly due to reductions in employee compensation, and associated development initiatives, due to headcount reductions associated with the 2019 Restructuring Plan. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

Impairment of long-lived assets. In connection with the 2019 Restructuring Plan, non-cash impairment charges of $1,676 were recorded during the year ended December 31, 2019, as a result of changed assumptions regarding the asset grouping and future use of the Company’s manufacturing assets. Similar charges were not recorded during the year ended December 31, 2020.

Gain on disposal of fixed assets. During the year ended December 31, 2020, the Company recorded gains on the disposal of fixed assets of $35. This compares to gains on disposal of fixed assets of $11 for the year ended December 31, 2019.

Operating loss. Operating loss decreased by $4,385 from $7,890 for the year ended December 31, 2019 to $3,505 for the year ended December 31, 2020. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Non-operational income and expenses

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $378 and $459 for the years ended December 31, 2020 and 2019, respectively. The decrease during 2020 is due to lower overall yields on debt securities as a result of the global COVID-19 pandemic.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $484 and $0 for the years ended December 31, 2020 and 2019, respectively.

Net loss. Our annual net losses of $2,643 as of December 31, 2020 and $7,431 as of December 31, 2019 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $2,230 for the year ended December 31, 2020 and $3,872 for the year ended December 31, 2019. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash used in investing activities

Cash used in investing activities totaled $15,799 for the year ended December 31, 2020 and $11,835 for the year ended December 31, 2019. Cash used in investing activities primarily consist of purchases of debt securities in line with our investment strategy.

Cash provided by financing activities

Cash provided by financing activities totaled $0 for the year ended December 31, 2020 and $21 for the year ended December 31, 2019. Annual amounts primarily consist of proceeds received from the exercise of stock options.

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

As of December 31, 2020, the Company had recorded $1,519 in cash and cash equivalents and restricted cash, as well as $27,488 in investments in debt securities. The Company views the total of this as readily available sources of liquidity in the event needed to advance the Company’s existing strategy, and/or pursue an alternative strategy.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our company, or that engages in leasing, hedging, or research and development arrangements with our company. As of December 31, 2020, the Company did not have any off-balance sheet arrangements.

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

•

We value our long-lived assets at the lower of cost or fair market value.  We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for our technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If we conclude that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. Based on the results of this analysis, we recorded non-cash impairment charges of $1,676 for the year ended December 31, 2019, primarily related to the carrying value of our manufacturing assets that would not be utilized prospectively as a result of the 2019 Restructuring Plan. No such charges were recorded for the year ended December 31, 2020.

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

•

We invest excess funds in debt securities to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. We classify our investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. We evaluate our debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of these assessments, we did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2020 and 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Instruments- Credit Losses

In June 2016, the FASB issued an accounting standards update that changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). The standard update, and its related amendments, will become effective for the fiscal year beginning on January 1, 2023. The Company is in the process of assessing the impact of this standard update, and its related amendments, on the Company’s consolidated financial statements, but is not expecting that it will have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements

The financial statements required by this item can be found beginning on page 48 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2020 (the end of the period covered by this report).

Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2020.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of March 5, 2021:

Name	Age	Position

Lugee Li	60	Chairman of the Board, President and Chief Executive Officer

Bruce Bromage	67	Chief Operating Officer

Bryce Van	37	Vice President- Finance

Isaac Bresnick	36	Executive Administrator and Director

Abdi Mahamedi	57	Vice Chairman of the Board

Vincent Carrubba	60	Director

Tony Chung	51	Director

Professor Lugee Li (“Professor Li”) was elected by our board of directors to serve as our Chief Executive Officer in December 2016. Pursuant to the terms of the 2016 Purchase Agreement, Professor Li was appointed as a member of our board of directors in March 2016 and became Chairman of our board of directors in October 2016. Professor Li is the founder, Chairman, and majority shareholder of DongGuan Eontec Co. Ltd. (referred to above as “Eontec”), a Hong Kong company listed on the Shenzen Stock Exchange engaged in the production of precision die-cast products and the research and development of new materials. Professor Li founded Eontec in 1993 and has served as its Chairman since that date. At Eontec, Professor Li is responsible for strategic development and research and development. Professor Li is also the founder and sole shareholder of Leader Biomedical Limited, a Hong Kong company engaged in the supply of biomaterials and surgical implants. Professor Li serves as an analyst for the Institute of Metal Research at the Chinese Academy of Sciences and serves part-time as a professor at several universities in China. Professor Li owns Liquidmetal Technology Limited, a Hong Kong company and the investor in our 2016 Purchase Agreement.

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

Audit Committee

We have a separately-designated standing Audit Committee of our board of directors (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Carrubba serves as the chairman, and Mr. Mahamedi and Mr. Chung serve as the other members of, the Audit Committee. Our board of directors has determined that Mr. Carrubba, Mr. Mahamedi, and Mr. Chung are “independent directors” as defined by the rules of The NASDAQ Stock Market, Inc. applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. Our board of directors has deemed Mr. Chung to be qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and also demonstrates “financial sophistication” as defined by the rules of The NASDAQ Stock Market,

The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, and the independence and performance of our internal and external auditors. The Audit Committee carries out these responsibilities through regular meetings with (1) our management team, (2) our internal auditors, with formal approval of fees and scope of services, and (3) our external auditors, with formal approval of the scope of services, fees, and quarterly independence assessments. The Audit Committee maintains open, direct, lines of communication with both the internal and external audit functions to further support them in their corporate governance efforts. The results of services performed by both our internal and external audit functions are reported directly to the Audit Committee.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2020 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2020.

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

Item 11. Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2020: (i) Professor Li, our Chairman, President and Chief Executive Officer; (ii) Bruce Bromage, our Chief Operating Officer; (iii) Bryce Van, our Vice President of Finance, and (iv) Isaac Bresnick, our Executive Administrator. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2020, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2020 and 2019 (ii) the aggregate grant date fair value of stock and option awards granted during 2020 and 2019, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2020 and 2019 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2020 and 2019; (v) all other compensation for 2020 and 2019; and, finally, (vi) the dollar value of total compensation for 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Total
Lugee Li,	2020	$-	$-	$-	$-	$-
Chairman, President and Chief Executive Officer	2019	$-	$-	$-	$-	$-
Bruce Bromage,	2020	$291,000	$-	$-	$-	$291,000
Chief Operating Officer	2019	$291,000	$98,000	$-	$-	$389,000
Bryce Van,	2020	$245,000	$-	$-	$-	$245,000
Vice President- Finance	2019	$245,000	$78,000	$-	$-	$323,000
Isaac Bresnick,	2020	$154,000	$-	$-	$-	$154,000
Executive Administrator	2019	$154,000	$64,000	$-	$-	$218,000

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2020, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Lugee Li	641,667	58,333	(1)	-	$0.13	5/4/2026
Bruce Bromage	1,335,192	-	(2)	-	$0.08	2/5/2023
	1,704,500	-	(3)	-	$0.29	2/5/2024
	1,500,000	-	(4)	-	$0.14	1/28/2025
	1,450,000	50,000	(5)	-	$0.07	2/17/2026
	240,000	-	(6)	-	$0.23	2/7/2027
	1,620,000	2,430,000	(10)	-	$0.14	11/15/2028
Bryce Van	90,000	-	(7)	-	$0.15	10/23/2023
	300,000	-	(3)	-	$0.29	2/5/2024
	165,000	-	(4)	-	$0.14	1/28/2025
	231,000	10,500	(5)	-	$0.07	2/17/2026
	120,000	-	(6)	-	$0.23	2/7/2027
	973,056	156,944	(9)	-	$0.24	5/10/2028
Isaac Bresnick	560,000	140,000	(8)	-	$0.25	12/13/2026
	240,000	-	(6)	-	$0.23	2/7/2027

(1)	The shares underlying these grants vest 20% following the first anniversary of the grant date of May 4, 2016, and on a monthly basis following such date for the remaining four years thereof.

(2)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 6, 2013, and on a monthly basis following such date for the remaining four years thereof.

(3)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 5, 2014, and on a monthly basis following such date for the remaining four years thereof.

(4)	The shares underlying these grants vest 20% following the first anniversary of the grant date of January 27, 2015, and on a monthly basis following such date for the remaining four years thereof.

(5)	The shares underlying these grants vest 20% following the first anniversary of the grant date of February 17, 2016, and on a monthly basis following such date for the remaining four years thereof.

(6)	The shares underlying these grants vest 33.33% following the first anniversary of the grant date of February 7, 2017, and on a monthly basis following such date for the remaining two years thereof.

(7)	The shares underlying these grants vest 20% following the first anniversary of the grant date of October 23, 2013, and on a monthly basis following such date for the remaining four years thereof.

(8)	The shares underlying these grants vest 20% following the first anniversary of the grant date of December 13, 2016, and on a monthly basis following such date for the remaining four years thereof.

(9)	The shares underlying these grants vest 33.33% following the first anniversary of the grant date of May 10, 2018, and on a monthly basis following such date for the remaining two years thereof.

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

Potential Payments Upon Termination or Change in Control

The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment agreement or change of control agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2020.

Name	Benefit	Termination without Cause ($)	Death ($)	Termination Following Change of Control ($)

Lugee Li (1)	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation	-	-	-
	Total Value	-	-	-

Bruce Bromage	Salary	291,000	-	291,000
	Bonus	98,000	-	98,000
	Equity Acceleration	186,554	-	186,554
	Benefits Continuation	18,738	-	18,738
	Total Value	594,292	-	594,292

Bryce Van	Salary	245,000	-	245,000
	Bonus	78,000	-	78,000
	Equity Acceleration	24,382	-	24,382
	Benefits Continuation	8,978	-	8,978
	Total Value	356,360	-	356,360

Isaac Bresnick (2)	Salary	-	-	154,000
	Bonus	-	-	64,000
	Equity Acceleration	-	-	27,330
	Benefits Continuation	-	-	27,091
	Total Value	-	-	272,421

(1)	Professor Li does not have an employment agreement, nor is he currently receiving any form of compensation from the Company.
(2)

Severance amounts also apply if Mr. Bresnick terminates own employment within one year after a change of control because of a salary decrease, assignment to a lower-level position or a required move of more than 25 miles.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abdi Mahamedi	$15,000	-	$-	-	-	-	$15,000
Vincent Carrubba	$40,000	-	$-	-	-	-	$40,000
Tony Chung	$15,000	-	$-	-	-	-	$15,000

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors. Mr. Currubba received a base fee of $40,000 during 2020. Mr. Mahamedi and Mr. Chung each received an annual base fee of $15,000 during 2020. All fees are paid quarterly in arrears.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 5, 2021 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership for each individual includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of March 5, 2021 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total of 914,449,957 shares of our common stock were issued and outstanding as of March 5, 2021. Unless otherwise indicated, the address of all directors and named executive officers is 20321 Valencia Circle, Lake Forest, California 92630.

	Common Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)

Directors and Named Executive Officers
Lugee Li	417,091,959	(2)	45.1%
Abdi Mahamedi	16,228,336	(3)	1.8%
Vincent Carrubba	1,030,000	(4)	*
Tony Chung	340,250	(5)	*
Bruce Bromage	7,913,722	(6)	*
Bryce Van	1,952,333	(7)	*
Isaac Bresnick	823,333	(8)	*
All directors and executive officers as a group (7 persons)	445,379,933		47.4%
5% Shareholders
Liquidmetal Technology Limited	415,066,809	(9)	44.9%
Room 906, Tai Tung Building, 8 Fleming Rd
Wanchai, Hong Kong

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 5, 2021. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 6, 2020, or securities convertible into common stock within 60 days of March 5, 2021, are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of common stock beneficially owned is based on 914,449,957 shares of common stock outstanding as of March 5, 2021.

(2)	Includes:

(a)

405,000,000 shares of common stock held of record by Liquidmetal Technology Limited. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has the power to direct the voting and disposition of such shares;

(b)

10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 5, 2021. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has the power to direct the voting and disposition of such shares;

(c)	1,360,150 shares of common stock held of record by Professor Li; and

(d)

665,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 5, 2021. Does not include 35,000 shares that are issuable pursuant to outstanding stock options, held by Professor Li, that are not exercisable currently or within 60 days of March 5, 2021.

(3)	Includes:

(a)

13,858,908 shares of common stock held of record by Carlyle Holdings, LLC. Mr. Mahamedi has the power to direct the voting and disposition of such shares as the president and sole shareholder of Carlyle Development Group, Inc., which is a managing member of Carlyle Holdings, LLC;

(b)	759,428 shares of common stock held of record by Mr. Mahamedi; and

(c)

1,610,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 5, 2021. Does not include 60,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 5, 2021.

(4)

Includes 1,030,000 shares issuable pursuant to outstanding stock options, held of record by Mr. Carrubba, which are exercisable currently or within 60 days of March 5, 2021. Does not include 176,667 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 5, 2021.

(5)	Includes:

(a)	85,250 shares of common stock held of record by Mr. Chung; and

(b)

255,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 5, 2021. Does not include 60,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 5, 2021.

(6)	Includes:

(a)	14,030 shares of common stock held of record by Mr. Bromage; and

(b)

7,899,692 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of March 5, 2021. Does not include 2,430,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 5, 2021.

(7)

Includes 1,952,333 shares issuable pursuant to outstanding stock options, held of record by Mr. Van, which are exercisable currently or within 60 days of March 5, 2021. Does not include 94,167 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 5, 2021.

(8)

Includes 823,333 shares issuable pursuant to outstanding stock options, held of record by Mr. Bresnick, which are exercisable currently or within 60 days of March 5, 2021. Does not include 176,667 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of March 5, 2021.

(9)	Includes:

(a)	405,000,000 shares of common stock held of record by Liquidmetal Technology Limited; and

(b)	10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of March 5, 2021.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	5,609,192	$0.20	14,498,555
Equity compensation plans not approved by stockholders	12,341,667	0.16	17,336,202
Total	17,950,859	$0.17	31,834,757

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2020 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2012 Equity Incentive Plan	30,000,000	9,892,253	5,609,192	14,498,555
2015 Equity Incentive Plan	40,000,000	10,322,131	12,341,667	17,336,202
Total Stock Options	70,000,000	20,214,384	17,950,859	31,834,757

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

The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, it permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of our common stock may be granted under the 2012 Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

There were 5,609,192 outstanding options or stock awards at a weighted average price of $0.20 under the 2012 Plan as of December 31, 2020. There were 5,534,859 options exercisable and 9,892,253 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2020.

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

The 2015 Plan provides for the granting to employees and consultants of non-statutory stock options. In addition, it permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 40,000,000 shares of our common stock may be granted under the 2015 Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant.

There were 12,341,667 outstanding options or stock awards at a weighted average price of $0.16 under the 2015 Plan as of December 31, 2020. There were 9,133,058 options exercisable and 10,322,131 shares had been issued upon exercise of options under the 2015 Plan as of December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary outsourced manufacturer. As of December 31, 2020, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec, and their affiliates, were $478 and $31 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company had outstanding payables to Eontec, and their affiliates, of $118 and $0, respectively.

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

Director Independence

Our board of directors currently has five members – Lugee Li, Isaac Bresnick, Abdi Mahamedi, Vincent Carrubba, and Tony Chung. Our board of directors has determined that Mr. Mahamedi, Mr. Carrubba, and Mr. Chung are “independent directors” as such term is defined by the rules of the NASDAQ Stock Market, Inc. In addition, all of the members of our Compensation Committee, Corporate Governance and Nominating Committee, and Audit Committee are “independent directors” under the rules of the NASDAQ Stock Market, Inc. and the SEC applicable to members of such committees.

Item 14. Principal Accountant Fees and Services

Audit Fees for 2020 and 2019

The following table summarizes the aggregate fees billed to us by SingerLewak LLP, our principal accountants, for professional services during the years ended December 31, 2020 and December 31, 2019:

Fees	2020	2019
Audit Fees (1)	$142,409	$194,039
All Other Fees	-	-
Total Fees	$142,409	$194,039

(1) Audit Fees.

Fees for audit services billed in 2020 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2019 and 2020; and
•	Review of the Company’s quarterly financial statements for 2020.

Fees for audit services billed in 2019 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2018 and 2019; and
•	Review of the Company’s quarterly financial statements for 2019.

Audit Committee Pre-Approval Policies

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our Audit Committee approved 100% of the services performed by SingerLewak LLP in 2020 and 2019 and no non-audit related services were provided by SingerLewak LLP in either of 2020 or 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. See the Index to Consolidated Financial Statements on page 43.

2.	Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 20, 2016).

3.2	Amended and Restated ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 5, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1

Amended and Restated License Agreement, dated September 1, 2001, between Liquidmetal Technologies, Inc. and California Institute of Technology (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on November 20, 2001 (Registration No. 333-73716)).

10.2**

Master Transaction Agreement, dated August 5, 2010, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.3 to the Form 10-Q filed on November 4, 2010).

10.3*	Liquidmetal Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 2, 2012).

10.4

Amendment Number One to Master Transaction Agreement and Other Transaction Documents, dated June 15, 2012, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.41 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 3, 2012).

10.5

Amendment Number Two to Master Transaction Agreement and Other Transaction Documents, dated May 19, 2014, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC. (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 12, 2014).

10.6

Amended and Restated VPC Sublicense Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on May 20, 2014).

10.7

Amended and Restated Registration Rights Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on May 20, 2014).

10.8

Amended and Restated Mutual Nondisclosure Agreement, dated May 20, 2014, between Liquidmetal Technologies, Inc. and Visser Precision Cast, LLC. (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on May 20, 2014).

10.9	Liquidmetal Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 9, 2015).

10.10

Amendment Number Three to Master Transaction Agreement and Other Transaction Documents, dated June 17, 2015, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 6, 2015).

10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 5, 2015).

10.12	Form of Amended and Restated Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 5, 2015).

10.13	Form of Amendment to Change of Control Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 9, 2016).

10.14

Stock Purchase Warrant, dated March 10, 2016, issued to Liquidmetal Technology Limited by Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on March 14, 2016).

10.15

Securities Purchase Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 14, 2016).

10.16

Parallel License Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and DongGuan Eontec Co., Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on March 14, 2016).

10.17	Form of Amendment of Change of Control Agreement (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on March 14, 2016).

10.18

Amendment to Securities Purchase Agreement, dated August 17, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 17, 2016).

10.19*	Employment agreement, dated November 15, 2018, between Liquidmetal Technologies, Inc. and Bruce Bromage (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 21, 2018).

10.20*	Employment agreement, dated November 15, 2018, between Liquidmetal Technologies, Inc. and Bryce Van (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on November 21, 2018).

10.21

Standard Industrial/Commercial Multi-Tenant Lease – Net, dated January 23, 2020, between 20321 Valencia, LLC and MatterHackers, Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on January 29, 2020).

10.22

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

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Liquidmetal Technologies, Inc.

By:	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 9, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lugee Li
Lugee Li	President, Chief Executive Officer and Director	March 9, 2021
(Principal Executive Officer)

/s/ Bryce Van
Bryce Van	Vice President of Finance	March 9, 2021
(Principal Financial Officer and Principal Accounting Officer)

/s/ Abdi Mahamedi
Abdi Mahamedi	Director	March 9, 2021

/s/ Isaac Bresnick
Isaac Bresnick	Director	March 9, 2021

/s/ Vincent Carrubba
Vincent Carrubba	Director	March 9, 2021

/s/ Tony Chung
Tony Chung	Director	March 9, 2021

Certifications provided as Exhibits.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Liquidmetal Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidmetal Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Doubtful Accounts

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for doubtful accounts reflects the Company’s judgment of the incurred loss exposure on its accounts receivable that are both probable and reasonable to estimate. The allowance for doubtful accounts was $234,000 as of December 31, 2020.  Management determines the allowance for doubtful accounts based on aging of accounts receivable, historical write-offs, customer concentrations, customer creditworthiness and current industry and economic trends. The evaluation of these factors requires that management make significant judgments regarding these factors, which may significantly impact the estimated reserve.

We identified the allowance for doubtful accounts as a critical audit matter as auditing management’s determination of qualitative factors, including probability and range of loss, involved a high degree of auditor judgment given the highly subjective nature of management’s judgement.

Our audit procedures related to the Company’s qualitative factors applied to the allowance for accounts receivable included the following, among others:

●	We obtained an understanding of management’s process and methodology used to develop the estimate of allowance for doubtful accounts.

●	We evaluated the reasonableness of qualitative factor judgments assessed by management and their correlation to potential losses.

●	We inspected communication with customers and available third-party data to help develop an independent expectation.

/s/ SingerLewak LLP

We have served as the Company's auditor since 2011.

Los Angeles, California

March 9, 2021

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	$1,514	$19,543
Restricted cash	5	5
Investments in debt securities- short term	14,720	4,415
Trade accounts receivable, net of allowance for doubtful accounts	271	303
Inventory	43	12
Prepaid expenses and other current assets	465	322
Total current assets	$17,018	$24,600
Investments in debt securities- long term	12,768	7,074
Property and equipment, net	8,614	8,819
Patents and trademarks, net	158	239
Equipment held for sale	-	585
Other assets	251	14
Total assets	$38,809	$41,331

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$205	$132
Accrued liabilities	315	775
Total current liabilities	$520	$907

Long-term liabilities
Other long-term liabilities	899	856
Total liabilities	$1,419	$1,763

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,449,957 and 914,449,957 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	287,183	286,832
Accumulated deficit	(268,926)	(266,284)
Accumulated other comprehensive income	116	2
Non-controlling interest in subsidiary	(76)	(75)
Total shareholders' equity	$37,390	$39,568

Total liabilities and shareholders' equity	$38,809	$41,331

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019

Revenue
Products	$925	$1,325
Licensing and royalties	64	48
Total revenue	989	1,373

Cost of sales	621	832

Gross profit	368	541

Operating expenses
Selling, marketing, general and administrative	3,798	5,424
Research and development	110	1,342
Impairment of long-lived assets	-	1,676
Gain on disposal of long-lived assets	(35)	(11)
Total operating expenses	3,873	8,431
Operating loss	(3,505)	(7,890)

Interest and investment income	378	459
Lease income	484	-

Loss before income taxes	(2,643)	(7,431)

Income taxes	-	-

Net loss	(2,643)	(7,431)

Net loss attributable to non-controlling interest	1	1
Net loss attributable to Liquidmetal Technologies shareholders	(2,642)	(7,430)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.00)	$(0.01)

Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.00)	$(0.01)

Number of weighted average shares - basic	914,449,957	914,352,127
Number of weighted average shares - diluted	914,449,957	914,352,127

 The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019

Net loss	$(2,643)	$(7,431)
Other comprehensive income, net of tax
Net unrealized gains on available-for-sale securities	114	2
Other comprehensive income, net of tax	114	2
Comprehensive loss	$(2,529)	$(7,429)
Less: Comprehensive loss attributable to noncontrolling interests	1	1
Comprehenisve loss attributable to Liquidmetal Technologies shareholders	$(2,528)	$(7,428)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income	Non- controlling Interest	Total
Balance, December 31, 2018	-	914,206,832	$914	$18,179	$286,276	$(258,854)	$-	$(74)	$46,441

Stock option exercises	-	243,125	-	-	21	-	-	-	21
Stock-based compensation	-	-	-	-	535	-	-	-	535
Net loss	-	-	-	-	-	(7,430)	-	(1)	(7,431)
Other comprehensive income	-	-	-	-	-	-	2	-	2

Balance, December 31, 2019	-	914,449,957	914	18,179	286,832	(266,284)	2	(75)	39,568

Stock-based compensation	-	-	-	-	351	-	-	-	351
Net loss	-	-	-	-	-	(2,642)	-	(1)	(2,643)
Other comprehensive income	-	-	-	-	-	-	114	-	114

Balance, December 31, 2020	-	914,449,957	$914	$18,179	$287,183	$(268,926)	$116	$(76)	$37,390

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019

Operating activities:
Net loss	$(2,643)	$(7,431)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	1,129
Realized investment gains	(2)	-
Stock-based compensation	351	535
Bad debt expense	226	-
Impairment of long-lived assets	-	1,676
Gain on disposal of long-lived assets	(35)	(11)

Changes in operating assets and liabilities:
Trade accounts receivable	(194)	(183)
Inventory	(31)	19
Prepaid expenses and other current assets	(143)	41
Other assets and liabilities	(194)	-
Accounts payable and accrued liabilities	33	384
Deferred revenue	-	(31)
Net cash used in operating activities	(2,230)	(3,872)

Investing Activities:
Purchases of property and equipment	(116)	(630)
Proceeds from disposal of fixed assets	200	282
Purchases of debt securities	(26,719)	(11,692)
Proceeds from sales of debt securities	10,836	205
Net cash used in investing activities	(15,799)	(11,835)

Financing Activities:
Proceeds from exercise of stock options	-	21
Net cash provided by financing activities	-	21

Net decrease in cash, cash equivalents, and restricted cash	(18,029)	(15,686)

Cash, cash equivalents, and restricted cash at beginning of period	19,548	35,234
Cash, cash equivalents, and restricted cash at end of period	$1,519	$19,548

Supplemental Schedule of Non-Cash Investing Activities:
Settlement of contract liability from disposal of fixed assets	420	-

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

Revenue Recognition. Revenue is recognized pursuant to applicable accounting standards including FASB ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers. ASC 606 summarizes certain points in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

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

Cash and cash equivalents. The Company considers all highly-liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2020 and 2019, the Company held deposits of $1,328 and $18,399, respectively, in such highly-liquid investments.

Investments in debt securities. The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2020 and 2019.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2020, one customer represented 99%, or $270, of the total outstanding trade accounts receivable. As of December 31, 2019, two customers represented 90%, or $280, of the total outstanding trade accounts receivable. During 2020, there were four major customers, who together accounted for 93% of total revenue. During 2019, there were five major customers, who together accounted for 83% of total revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations. At December 31, 2020 and 2019, the Company had recorded an allowance for doubtful accounts of $234 and $8, respectively.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. Based on the results of this analysis, the Company recorded non-cash impairment charges of $1,676 for the year ended December 31, 2019, primarily related to the carrying value of the Company’s manufacturing assets that would not be utilized prospectively as a result of the 2019 Restructuring Plan. No such charges were recorded for the year ended December 31, 2020.

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

As of December 31, 2020, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	14,720	8,939	5,781	-
Investments in debt securities (long-term)	12,768	-	12,768	-

As of December 31, 2019, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	4,415	705	3,710	-
Investments in debt securities (long-term)	7,074	908	6,166	-

Non-recurring fair value measurements. Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). As a result of the Company’s periodic assessment of impairment of long-lived assets, the Company recorded an impairment loss of $1,676 during the year ended December 31, 2019. No such losses were recorded during the year ended December 31, 2020.

Concentration Risk. The Company currently sources substantially all of its product manufacturing from one manufacturer, namely Yihao. The Company's manufacturing and operating results could be adversely affected if the supply of products from Yihao were delayed or curtailed. While the Company expects this manufacturing relationship to continue, it is attempting to mitigate this risk by developing other suppliers of its products. For the year ended December 31, 2020, Yihao accounted for 77% or $478 of total cost of goods sold.

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $61 and $68, for the years ended December 31, 2020 and 2019, respectively.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Leases. The Company leases its previous manufacturing facility under a long-term contract, which is accounted for as an operating lease. The lease provides for a fixed base rent and variable payments comprised of reimbursements for property taxes, insurance, utilities, and common area maintenance. The lease has a term of sixty-two months, exclusive of options to renew. In accordance with ASC 842 Leases, lease income, which includes escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The difference between lease income and payments received is recorded as a rent receivable, which is included as part of other assets within the consolidated balance sheets. Amounts paid for broker commissions represent prepaid direct lease costs, and will be amortized as an off-set to lease income over the lease term.

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2020 and 2019, respectively.

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

Supplemental Cash Flow Information. Cash payments for interest and income taxes were $0 for each of the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements.

Financial Instruments- Credit Losses

In June 2016, the FASB issued an accounting standards update that changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). The standard update, and its related amendments, will become effective for the fiscal year beginning on January 1, 2023. The Company is in the process of assessing the impact of this standard update, and its related amendments, on the Company’s consolidated financial statements, but is not expecting it will have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

2019 Restructuring Plan

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and proceeded to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company in which our largest beneficial stockholder, CEO and Chairman, Professor Lugee Li, has a material, indirect, equity interest.

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

Facility Lease

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a lease agreement (the “Facility Lease”) pursuant to which the Company leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term is for 5 years and 2 months and is scheduled to expire on April 30, 2025. The base rent payable under the Facility Lease is $33 per month initially and is subject to periodic increases up to a maximum of approximately $54 per month. Tenant will pay approximately 79% of common operating expresses. The Facility Lease has other customary provisions, including provisions relating to default and usage restrictions. The Facility Lease grants to Tenant a right to extend the lease for one additional 60-month period at market rental value.

2016 Purchase Agreement

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman and CEO, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

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

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, the Company and Eontec, entered into the License Agreement pursuant to which the Company and Eontec agreed to cross-license their respective technologies. The Company’s Chairman and CEO, Professor Li, is also a major shareholder and Chairman of Eontec.

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

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Eutectix Business Development Agreement

On January 31, 2020, the Company entered into a Business Development Agreement (the “Agreement”) with Eutectix, which provides for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Agreement, the Company licensed to Eutectix specified equipment owned by the Company, including two injection molding machines, two diecasting machines, and other machines and equipment, all of which will be used to make product for Company customers and Eutectix customers. The licensed machines and equipment represented substantially all of the machinery and equipment then held by the Company. The Company has also licensed to Eutectix various patents and technical information related to the Company’s proprietary technology. Under the Agreement, Eutectix agreed to pay the Company a royalty of six percent (6%) of the net sales price of licensed products sold by Eutectix, and Eutectix will also manufacture for the Company product ordered by the Company. The Agreement has a term of five years, subject to renewal provisions and the ability of either party to terminate earlier upon specified circumstances.

Apple License Transaction

On August 5, 2010, the Company entered into a license transaction with Apple pursuant to which (i) the Company contributed substantially all of its intellectual property assets to a newly organized special-purpose, wholly-owned subsidiary, called CIP, (ii) CIP granted to Apple a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in the field of consumer electronic products, as defined in the license agreement, in exchange for a license fee, and (iii) CIP granted back to the Company a perpetual, worldwide, fully-paid, exclusive license to commercialize such intellectual property in all other fields of use.

Under the agreements relating to the license transaction with Apple, the Company was obligated to contribute, to CIP, all intellectual property developed through February 2016. The Company is also obligated to maintain certain limited liability company formalities with respect to CIP at all times after the closing of the license transaction.

Other Material License Transactions

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

In March 2009, the Company entered into a license agreement with Swatch under which Swatch was granted a non-exclusive license to the Company’s technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches as against all third parties (including the Company), but non-exclusive as to Apple. The Company will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last licensed patent.

4. Investments in Debt Securities

The following table sets forth amortized cost and fair value of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		December 31,
	Longest Maturity Date	2020	2019	2020	2019

U.S. government and agency securities	2022	-	1,612	-	1,612
Corporate bonds	2025	26,222	7,475	26,338	7,477
Certificates of deposit	One-year	1,150	2,400	1,150	2,400
		27,372	11,487	27,488	11,489

Income from these investments totaled $268 and $24 during the years ended December 31, 2020 and 2019, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities in an unrealized loss position at December 31, 2020, it determined that the losses were primarily the result of current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2020.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	December 31,
	2020	2019
Trade accounts receivable	$505	$311
Less: Allowance for doubtful accounts	(234)	(8)
Trade accounts receivable	$271	$303

During the year ended December 31, 2020, the Company recorded an additional allowance for doubtful accounts of $226 for receivables related to products delivered to a customer at the end of 2019. The allowance is a result of financial uncertainties affecting the customer’s ability to make payments on outstanding invoices. The allowance was recorded as bad debt expense as a portion of selling, marketing, general and administrative expenses.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $465 and $322 as of December 31, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	December 31,
	2020	2019

Prepaid service invoices	$76	$42
Prepaid insurance premiums	233	198
Prepaid lease costs and receivables- short term	21	-
Interest and other receivables	135	82
Total	465	322

As of December 31, 2020, prepaid lease costs and receivables- short term are comprised of $19 in prepaid broker commissions that are expected to be amortized within the next twelve months and $2 in receivables for allocated utility costs. As of December 31, 2020 and December 31, 2019, interest and other receivables are comprised entirely of interest receivable from investments in debt securities.

7. Inventory

Inventory totaled $43 and $12 as of December 31, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	December 31,
	2020	2019

Work in progress	$-	$12
Finished goods	43	-
Total	43	12

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2020	2019

Land, building, and improvements	$9,610	$9,495
Machinery and equipment	1,304	1,482
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	63
Total	11,237	11,312
Accumulated depreciation	(2,623)	(2,493)
Total property and equipment, net	$8,614	$8,819

Depreciation expense for the years ended December 31, 2020 and 2019 was $321 and $1,046, respectively. For the year ended December 31, 2020, $0 of depreciation expense was included in cost of sales and $321 was included in selling, marketing, general and administrative expenses. For the year ended December 31, 2019, $82 of depreciation expense was included in cost of sales and $964 was included in selling, marketing, general and administrative expenses.

During the year ended December 31, 2020, the Company disposed of certain equipment that it was not expecting to utilize prospectively, as originally contemplated in the 2019 Restructuring Plan, for gross proceeds of $200. This resulted in a gain on disposal of $35 during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company disposed of certain equipment that it was not expecting to utilize prospectively, as part of the 2019 Restructuring Plan, for gross proceeds of $282. This resulted in a gain on disposal of $11 during the year ended December 31, 2019.

9. Patents and Trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2020	2019

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total	2,400	2,400
Accumulated amortization	$(2,242)	$(2,161)
Total intangible assets, net	$158	$239

Amortization expense was $81 and $83 for the years ended December 31, 2020 and 2019, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,		Aggregate Amortization Expense

	2021	$56
	2022	29
	2023	20
	2024	17
	2025	14
	Thereafter	22
		$158

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Accumulated amortization for the years ended December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019

Purchased and licensed patent rights	$(562)	$(555)
Internally developed patents	(1,540)	(1,471)
Trademarks	(140)	(135)
Total	$(2,242)	$(2,161)

The weighted average amortization periods for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

10. Equipment Held for Sale

The Company previously reclassified $585 in equipment, planned to be disposed of under the 2019 Restructuring Plan, from property and equipment to equipment held for sale on its consolidated balance sheet. The Company had executed a purchase agreement for the equipment, with a negotiated sales price of $600. The sale was finalized during the year ended December 31, 2020, following title transfer of the equipment to the buyer and receipt of all amounts due under the purchase agreement for the equipment.

11. Other Assets

Other assets totaled $251 and $14 as of December 31, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	December 31,
	2020	2019

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	237	-
Total	$251	$14

As of December 31, 2020, prepaid lease costs and receivables- long term are comprised of $63 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $174 in straight-line rent accruals.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

12. Accrued Liabilities

Accrued liabilities totaled $315 and $775 as of December 31, 2020 and December 31, 2019, respectively. Included within these totals are the following:

	December 31,
	2020	2019

Accrued payroll, vacation, and bonuses	$147	$169
Accrued severance	56	67
Accrued audit fees	112	119
Contract liability	-	420
Total	$315	$775

In connection with the 2019 Restructuring Plan, the Company recorded severance expenses related to employees whose positions would be eliminated. The elements and impact of the 2019 Restructuring Plan, including details regarding the severance elements that the Company had adopted, were communicated to all impacted employees in July 2019. As a result, total expense of $273 was recorded as a component of sales, general, and administrative expenses within the consolidated statement of operations for the year ended December 31, 2019. As of December 31, 2020, payments totaling $217 had been made, resulting in a remaining liability under the 2019 Restructuring Plan of $56 as of December 31, 2020.

13. Other Long-Term Liabilities

Other long-term liabilities were $899 as of December 31, 2020 and $856 as of December 31, 2019, and consisted of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law. Also included in the balance as of December 31, 2020 is $43 in tenant deposits under the Facility Lease.

14. Stock Compensation Plan

On April 4, 2002, our shareholders and Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 10,000,000 shares of our common stock may be granted under the 2002 Plan. The 2002 Plan expired by its terms in April 2012, but remained in effect only with respect to the equity awards that had been granted prior to its expiration. During the year ended December 31, 2019, all outstanding awards existing under the 2002 Plan expired by their original terms. As such, no awards remain outstanding under the 2002 plan.

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. During 2020, the Company did not grant any option awards under the 2012 Plan, with total options outstanding of 5,609,192 as of December 31, 2020.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During 2020, the Company did not grant any option awards under the 2015 Plan, with total options outstanding of 12,341,667 as of December 31, 2020.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $351 and $535 for the years ended December 31, 2020 and 2019, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $303 and $559 for the years ended December 31, 2020 and 2019, respectively.

The Company did not grant any option awards under either of its active plans during the 2020 or 2019. For prior grants, expected volatilities are based on historical volatility expected over the expected life of the options. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected forfeiture rates are determined based on historical forfeitures over a five year period. The risk free rate used for the period within the expected life of the options is based on U.S. Treasury rates in effect at the time of grant.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2018	28,831,170	$0.17
Granted	-	-
Exercised	(243,125)	0.09
Forfeited	(8,796,775)	0.18
Expired	(450,158)	0.20
Options outstanding at December 31, 2019	19,341,112	$0.17
Granted	-	-
Exercised	-	-
Forfeited	(1,275,586)	0.21
Expired	(114,667)	0.20
Options outstanding at December 31, 2020	17,950,859	$0.17	5.5	$35
Options exercisable at December 31, 2020	14,667,917	$0.17	5.1	$34
Options unvested at December 31, 2020	3,282,942	$0.15	7.5	$1
Options vested or expected to vest at December 31, 2020	17,398,252	$0.17	5.4	$35

The following table provides supplemental data on stock options for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019

Weighted average grant date fair value per option granted	$-	$-
Fair value of options vested	340	644
Cash from participants to exercise stock options	-	21
Intrinsic value of options exercised	-	13

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2020:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	3,844,192	3.85	$0.07	3,766,526	3.82	$0.07
0.11	-	0.38	14,106,667	5.96	0.19	10,901,391	5.48	0.21

Total			17,950,859			14,667,917

The Company’s non-vested options at the beginning and ending of fiscal year 2020 had weighted-average grant-date fair values of $0.13 and $0.12 per option, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2021	$474
2022	486
2023	651
2024	699
2025	237
Thereafter	-
$2,547

16. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2020	2019

Loss carry forwards	$36,813	$36,093
Allowance for bad debts	65	2
NQSO	2,148	2,060
Tax credits and other	(16)	114
Total deferred tax asset	$39,010	$38,269

Valuation allowance	(39,010)	(38,269)
Total deferred tax asset, net	$-	$-

The valuation allowance increased $741 and $1,875 in 2020 and 2019, respectively. Changes in the valuation allowance are impacted by the expiration of net operating loss (“NOL”) carryforwards, current year net operating losses, and changes to future tax deductions resulting from the terms of stock compensation plans and accrued liabilities.

The following table accounts for the differences between the expected federal tax benefit (based on the statutory 2020 U.S. federal income tax rate of 21%) and the actual tax provision:

	Years Ended December 31,
	2020	2019

Expected federal tax benefit	-21.0%	-21.0%
Permanent items	0.3%	0.6%
Net operating loss utilized or expired	0.0%	0.0%
Increase in valuation allowance and others	20.7%	20.4%

Effective tax rate	0%	0%

As of December 31, 2020, the Company had approximately $142.1 million of NOL carryforwards for U.S. federal income tax purposes expiring in 2021 through 2040. As of December 31, 2020, the Company had approximately $99.9 million of NOL carryforwards for California income tax purposes expiring in 2021 through 2040, respectively. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $23.7 million in federal NOL carryforwards, expiring in 2021 through 2040.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

We recognize excess tax benefits associated with the exercise of stock options directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2020, deferred tax assets do not include approximately $437 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $437 if and when such excess tax benefits are realized.

As of December 31, 2020, the Company had approximately $87 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2021 through 2030. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law.

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

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2020 and 2019.

As of December 31, 2020, the tax years 2014 through 2019, and 2013 through 2019 are subject to examination by the federal and California taxing authorities, respectively.

17. Accumulated Other Comprehensive Income (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2020 and 2019:

	Unrealized gains on available-for-sale securities	Total
Accumulated other comprehensive income, net of tax, as of December 31, 2018	$-	$-

Other comprehensive income before reclassifications	2	2
Amounts reclassified from accumulated other comprehensive income	-	-
Net increase in other comprehensive income	2	2
Accumulated other comprehensive income, net of tax, as of December 31, 2019	$2	$2

Other comprehensive income before reclassifications	116	116
Amounts reclassified from accumulated other comprehensive income	(2)	(2)
Net increase in other comprehensive income	114	114
Accumulated other comprehensive income, net of tax, as of December 31, 2020	$116	$116

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

Options to purchase 17,950,859 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2020, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 19,341,112 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2019, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of December 31, 2020 and 2019 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

21. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary outsourced manufacturer. As of December 31, 2020, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Equipment and services procured from Eontec, and their affiliates, were $478 and $31 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company has outstanding payables to Eontec, and their affiliates, of $118 and $0, respectively.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

22. Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total

Revenue	$71	$33	$327	$558	$989
Gross profit	35	(2)	156	179	368
Operating loss	(961)	(884)	(970)	(690)	(3,505)
Net loss	(746)	(643)	(777)	(477)	(2,643)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total

Revenue	$223	$132	$421	$597	$1,373
Gross profit (loss)	44	29	137	331	541
Operating loss	(1,878)	(3,333)	(1,520)	(1,159)	(7,890)
Net loss and comprehensive loss	(1,768)	(3,224)	(1,395)	(1,044)	(7,431)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)