Form 10-Q
period 2021-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2021-05-04
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of common shares outstanding as of April 30, 2021 was 914,449,957.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2020 entitled “Risk Factors,” as well as the following risks and uncertainties:

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,229	$1,514
Restricted cash	5	5
Investments in debt securities- short term	17,213	14,720
Trade accounts receivable, net of allowance for doubtful accounts	54	271
Inventory	147	43
Prepaid expenses and other current assets	376	465
Total current assets	$19,024	$17,018
Investments in debt securities- long term	10,057	12,768
Property and equipment, net	8,534	8,614
Patents and trademarks, net	139	158
Other assets	266	251
Total assets	$38,020	$38,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	91	205
Accrued liabilities	299	315
Deferred revenue	41	-
Total current liabilities	$431	$520

Long-term liabilities
Other long-term liabilities	899	899
Total liabilities	$1,330	$1,419

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,449,957 and 914,449,957 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	287,290	287,183
Accumulated deficit	(269,617)	(268,926)
Accumulated other comprehensive income (loss)	-	116
Non-controlling interest in subsidiary	(76)	(76)
Total shareholders' equity	$36,690	$37,390

Total liabilities and shareholders' equity	$38,020	$38,809

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenue
Products	$63	$46
Licensing and royalties	9	25
Total revenue	72	71

Cost of sales	55	36

Gross profit	17	35

Operating expenses
Selling, marketing, general and administrative	879	987
Research and development	22	29
Gain on disposal of long-lived assets	-	(20)
Total operating expenses	901	996
Operating loss	(884)	(961)

Lease income	132	88
Interest and investment income	61	127

Loss before income taxes	(691)	(746)

Income taxes	-	-

Net loss	(691)	(746)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Liquidmetal Technologies shareholders	(691)	(746)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	914,449,957	914,449,957

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net loss	$(691)	$(746)
Other comprehensive loss, net of tax
Net unrealized losses on available-for-sale securities	(116)	(95)
Other comprehensive loss, net of tax	(116)	(95)
Comprehensive loss	$(807)	$(841)
Less: Comprehensive loss attributable to noncontrolling interests	-	-
Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(807)	$(841)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Operating activities:
Net loss	$(691)	$(746)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	101
Realized investment gains	-	(1)
Stock-based compensation	107	92
Gain on disposal of long-lived assets	-	(20)

Changes in operating assets and liabilities:
Trade accounts receivable	217	30
Inventory	(104)	12
Prepaid expenses and other current assets	89	29
Other assets and liabilities	(15)	(80)
Accounts payable and accrued liabilities	(130)	(114)
Deferred revenue	41	-
Net cash used in operating activities	(387)	(697)

Investing Activities:
Purchases of property and equipment	-	(93)
Proceeds from disposal of fixed assets	-	20
Purchases of debt securities	(4,857)	(1,654)
Proceeds from sales of debt securities	4,959	2,545
Net cash provided by investing activities	102	818

Financing Activities:
Proceeds from exercise of stock options	-	-
Net cash provided by financing activities	-	-

Net (decrease) increase in cash, cash equivalents, and restricted cash	(285)	121

Cash, cash equivalents, and restricted cash at beginning of period	1,519	19,548
Cash, cash equivalents, and restricted cash at end of period	$1,234	$19,669

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2021 and 2020

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2021 and March 31, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021.

Investments in debt securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three months ended March 31, 2021 and 2020.

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
For the Three Months Ended March 31, 2021 and 2020

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

As of March 31, 2021, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$17,213	12,837	4,376	-
Investments in debt securities (long-term)	10,057	-	10,057	-

As of December 31, 2020, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$14,720	8,939	5,781	-
Investments in debt securities (long-term)	12,768	-	12,768	-

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

3. Significant Transactions

2019 Restructuring Plan

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and proceeded to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company in which our largest beneficial stockholder, CEO and Chairman, Professor Lugee Li ("Professor Li"), has a material, indirect, equity interest.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2021 and 2020

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

Facility Lease

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a lease agreement (the “Facility Lease”) pursuant to which the Company leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term is for 5 years and 2 months and is scheduled to expire on April 30, 2025. The base rent payable under the Facility Lease is $33 per month initially and is subject to periodic increases up to a maximum of approximately $54 per month. Tenant will pay approximately 79% of common operating expenses. The Facility Lease has other customary provisions, including provisions relating to default and usage restrictions. The Facility Lease grants to Tenant a right to extend the lease for one additional 60-month period at market rental value.

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the "2016 Purchase Agreement") with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman and CEO, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

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

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, the Company and DongGuan Eontec Hong Kong corporation ("Eontec"), entered into a Parallel License Agreement (the "License Agreement") pursuant to which the Company and Eontec agreed to cross-license their respective technologies. The Company’s Chairman and CEO, Professor Li, is also a major shareholder and Chairman of Eontec.

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
For the Three Months Ended March 31, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

Eutectix Business Development Agreement

On January 31, 2020, the Company entered into a Business Development Agreement (the “Business Development Agreement”) with Eutectix LLC, a Delaware limited liability company ("Eutectix"), which provides for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Business Devlopment Agreement, the Company licensed to Eutectix specified equipment owned by the Company, including two injection molding machines, two diecasting machines, and other machines and equipment, all of which will be used to make product for Company customers and Eutectix customers. The licensed machines and equipment represented substantially all of the machinery and equipment then held by the Company. The Company has also licensed to Eutectix various patents and technical information related to the Company’s proprietary technology. Under the Business Development Agreement, Eutectix agreed to pay the Company a royalty of six percent (6%) of the net sales price of licensed products sold by Eutectix, and Eutectix will also manufacture for the Company product ordered by the Company. The Business Development Agreement has a term of five years, subject to renewal provisions and the ability of either party to terminate earlier upon specified circumstances.

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

4. Investments in debt securities

The following table sets forth amortized cost fair value, and unrealized gains of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value		Unrealized gains
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	Longest Maturity Date	2021	2020	2021	2020	2021	2020

Corporate bonds	2024	$26,495	$26,222	$26,495	$26,338	$-	$116
Certificates of deposit	One-year	775	1,150	775	1,150	-	-
		$27,270	$27,372	$27,270	$27,488	$-	$116

Income from these investments totaled $61 and $68 during the three months ended March 31, 2021 and 2020, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

Based on the Company’s review of its debt securities in an unrealized loss position at March 31, 2021, it determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of March 31, 2021, all investments are current on their schedule interest and dividend payments. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021.

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	March 31,	December 31,
	2021	2020
Trade accounts receivable	$288	$505
Less: Allowance for doubtful accounts	(234)	(234)
Trade accounts receivable	$54	$271

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $376 and $465 as of March 31, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	March 31,	December 31,
	2021	2020

Prepaid service invoices	$86	$76
Prepaid insurance premiums	146	233
Prepaid lease costs and receivables- short term	22	21
Interest and other receivables	122	135
Total	$376	$465

As of March 31, 2021, prepaid lease costs and receivables- short term are comprised of $19 in prepaid broker commissions that are expected to be amortized within the next twelve months and $3 in receivables for allocated utility costs.

7. Inventory

Inventory totaled $147 and $43 as of March 31, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	March 31,	December 31,
	2021	2020

Work in progress	$25	$-
Finished goods	122	43
Total	$147	$43

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

8. Property and Equipment, net

Property and equipment consist of the following:

	March 31,	December 31,
	2021	2020

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(2,703)	(2,623)
Total property and equipment, net	$8,534	$8,614

Depreciation expense for three months ended March 31, 2021 and 2020 was $80 and $79, respectively, and was included in selling, marketing, general, and administrative expenses.

During the three months ended March 31, 2020, the Company disposed of certain manufacturing equipment for gross proceeds of $20. This resulted in a gain on disposal of $20 during the three months ended March 31, 2020. No such sales occurred during the three months ended March 31, 2021.

9. Equipment Held for Sale

The Company previously reclassified $585 in equipment, planned to be disposed of under the 2019 Restructuring Plan, from property and equipment to equipment held for sale on its consolidated balance sheet. The Company has executed a purchase agreement for the equipment, with a negotiated sales price of $600. The sale was finalized during the quarter ended June 30, 2020, following delivery and title transfer of the equipment to the buyer. During October 2020, all amounts pertaining to the purchase price were received, thus completing all elements of the purchase agreement for the equipment originally held for sale.

10. Patents and Trademarks, net

Net patents and trademarks totaled $139 and $158 as of March 31, 2021 and December 31, 2020, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $19 and $21 for the three months ended March 31, 2021 and 2020, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

11. Other Assets

Other assets totaled $266 and $251 as of March 31, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	March 31,	December 31,
	2021	2020

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	252	237
Total	$266	$251

As of March 31, 2021, prepaid lease costs and receivables- long term are comprised of $58 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $194 in straight-line rent accruals.

12. Accrued Liabilities

Accrued liabilities totaled $299 and $315 as of March 31, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	March 31,	December 31,
	2021	2020

Accrued payroll, vacation, and bonuses	$175	$147
Accrued severance	56	56
Accrued audit fees	68	112
Total	$299	$315

13. Other Long-Term Liabilities

Other long-term liabilities were $899 as of March 31, 2021 and $899 as of December 31, 2020, and consisted of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law. Also included in the balance for each period is $43 in tenant deposits.

14. Stock Compensation Plans

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. During the three months ended March 31, 2020, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 5,609,192 and 5,609,192 shares of the Company’s common stock as of March 31, 2021 and December 31, 2020, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During the three months ended March 31, 2020, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 12,341,667 and 12,341,667 shares of the Company’s common stock as of March 31, 2021 and December 31, 2020, respectively.

Stock based compensation expense attributable to these plans was $107 and $92 for the three months ended March 31, 2021 and 2020, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2021	$357
2022	486
2023	651
2024	699
2025	237
Thereafter	-
$2,430

16. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended March 31, 2021:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, December 31, 2020	-	914,449,957	$914	$18,179	$287,183	$(268,926)	$116	$(76)	$37,390

Stock-based compensation	-	-	-	-	107	-	-	-	107
Net loss	-	-	-	-	-	(691)	-	-	(691)
Other comprehensive loss	-	-	-	-	-	-	(116)	-	(116)

Balance, March 31, 2021	-	914,449,957	$914	$18,179	$287,290	$(269,617)	$-	$(76)	$36,690

The following table provides the Company’s changes in equity for the three months ended March 31, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, December 31, 2019	-	914,449,957	$914	$18,179	$286,832	$(266,284)	$2	$(75)	$39,568

Stock-based compensation	-	-	-	-	92	-	-	-	92
Net loss	-	-	-	-	-	(746)	-	-	(746)
Other comprehensive loss	-	-	-	-	-	-	(96)	-	(96)

Balance, March 31, 2020	-	914,449,957	$914	$18,179	$286,924	$(267,030)	$(94)	$(75)	$38,818

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

17. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2021:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2020	$116	$116

Other comprehensive loss before reclassifications	(116)	(116)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-

Net increase in other comprehensive income (loss)	(116)	(116)

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2021	$-	$-

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2020:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2019	$2	$2

Other comprehensive loss before reclassifications	(95)	(95)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(1)

Net increase in other comprehensive income (loss)	(96)	(96)

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2020	$(94)	$(94)

18. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 17,950,859 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at March 31, 2021, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at March 31, 2021, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

19. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary outsourced manufacturer. As of March 31, 2021, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman, President, and Chief Executive Officer. Services procured from Eontec, and their affiliates, were $121 and $23 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, the Company has outstanding payables to Eontec, and their affiliates, of $27 and $23, respectively.

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

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions, or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed in Part II herein, under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	For the three months ended March 31,
	2021		2020
	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$63		$46
Licensing and royalties	9		25
Total revenue	72		71

Cost of sales	55	76%	36	51%
Gross profit	17	24%	35	49%

Selling, marketing, general and administrative	879	1221%	987	1390%
Research and development	22	31%	29	41%
Gain on disposal of long-lived assets	-	0%	(20)	-28%
Total operating expense	901		996

Operating loss	(884)		(961)

Lease income	132		88
Interest and investment income	61		127

Net loss	$(691)		$(746)

Revenue and operating expenses

Revenue. Total revenue increased to $72 for the three months ended March 31, 2021 from $71 the three months ended March 31, 2020. The change was attributable to similar sales volumes associated with new application development projects.

Cost of sales. Cost of sales was $55, or 76% of total revenue, for the three months ended March 31, 2021, an increase from $36, or 51% of total revenue, for the three months ended March 31, 2020. If we begin increasing our products revenues with shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit. Our gross profit decreased to $17 for the three month period ended March 31, 2021 from $35 for the three month period ended March 31, 2020. Our gross profit as a percentage of total revenue, decreased to 24% for the three month period ended March 31, 2021 from 49% for the three month period ended March 31, 2020. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $879 for the three months ended March 31, 2021, compared to $987 for the three months ended March 31, 2020. The decrease in expenses was attributable to overall lower costs for employee compensation due to headcount reductions associated with the 2019 Restructuring Plan.

Research and development. Research and development expenses were $22 for the three months ended March 31, 2021, compared to $29 for the three months ended March 31, 2020. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

Gain on disposal of fixed assets. During the three months ended March 31, 2020, the Company recorded gains on the disposal of fixed assets of $20. Similar gains were not recorded during the three months ended March 31, 2021.

Operating loss. Operating loss was $884 for the three months ended March 31, 2021. This compares to $961 for the three months ended March 31, 2020. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Other income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $132 and $88 for the three months ended March 31, 2021 and 2020, respectively.

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $61 and $127 for the three months ended March 31, 2021 and 2020, respectively. The decrease during 2021 is due continued volatility in corporate debt markets, which is resulting in reduced yields.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $387 and $697 for the three months ended March 31, 2021 and 2020, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by (used in) investing activities totaled $102 and $818 for the three months ended March 31, 2021 and 2020, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities and capital expenditures for additional building improvements.

Cash provided by financing activities

Cash provided by financing activities totaled $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

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

Off Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2020 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2020 Annual Report.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (unaudited), formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 4, 2021	/s/ Lugee Li
Lugee Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2021	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)