Form 10-Q
period 2021-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2021-08-10
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes   ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act: None

The number of common shares outstanding as of August 6, 2021 was 914,449,957.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$10,925	$1,514
Restricted cash	5	5
Investments in debt securities- short term	9,631	14,720
Trade accounts receivable, net of allowance for doubtful accounts	184	271
Inventory	161	43
Prepaid expenses and other current assets	232	465
Total current assets	$21,138	$17,018
Investments in debt securities- long term	7,632	12,768
Property and equipment, net	8,454	8,614
Patents and trademarks, net	124	158
Other assets	280	251
Total assets	$37,628	$38,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$199	$205
Accrued liabilities	298	315
Deferred revenue	41	-
Total current liabilities	$538	$520

Long-term liabilities
Other long-term liabilities	899	899
Total liabilities	$1,437	$1,419

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,449,957 and 914,449,957 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	287,390	287,183
Accumulated deficit	(270,241)	(268,926)
Accumulated other comprehensive income	26	116
Non-controlling interest in subsidiary	(77)	(76)
Total shareholders' equity	$36,191	$37,390

Total liabilities and shareholders' equity	$37,628	$38,809

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenue
Products	$231	$33	$294	$79
Licensing and royalties	12	-	21	25
Total revenue	$243	$33	$315	$104

Cost of sales	154	35	209	71

Gross profit	$89	$(2)	$106	$33

Operating expenses
Selling, marketing, general and administrative	849	870	1,728	1,857
Research and development	38	27	60	56
Gain on disposal of long-lived assets	-	(15)	-	(35)
Total operating expenses	$887	$882	$1,788	$1,878
Operating loss	(798)	(884)	(1,682)	(1,845)

Lease income	132	132	264	220
Interest and investment income	41	109	102	236

Loss before income taxes	$(625)	$(643)	$(1,316)	$(1,389)

Income taxes	-	-	-	-

Net loss	$(625)	$(643)	$(1,316)	$(1,389)

Net loss attributable to non-controlling interest	1	-	1	-

Net loss attributable to Liquidmetal Technologies shareholders	$(624)	$(643)	$(1,315)	$(1,389)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	914,449,957	914,449,957	914,449,957	914,449,957

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INOME (LOSS)

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(625)	$(643)	$(1,316)	$(1,389)
Other comprehensive loss, net of tax
Net unrealized gains (losses) on available-for-sale securities	26	184	(90)	88
Other comprehensive loss income (loss), net of tax	26	184	(90)	88
Comprehensive loss	$(599)	$(459)	$(1,406)	$(1,301)
Less: Comprehensive loss attributable to non-controlling interests	1	-	1	-
Comprehenisve loss attributable to Liquidmetal Technologies shareholders	$(598)	$(459)	$(1,405)	$(1,301)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020

Operating activities:
Net loss	$(1,316)	$(1,389)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	203
Realized investment gains	-	(2)
Stock-based compensation	207	173
Gain on disposal of property and equipment	-	(35)

Changes in operating assets and liabilities:
Trade accounts receivable	87	12
Inventory	(118)	(11)
Prepaid expenses and other current assets	233	143
Other assets and liabilities	(29)	(162)
Accounts payable and accrued liabilities	(23)	(136)
Deferred revenue	41	-
Net cash used in operating activities	(724)	(1,204)

Investing Activities:
Purchases of property and equipment	-	(116)
Proceeds from disposal of property and equipment	-	20
Purchases of debt securities	(10,722)	(4,949)
Proceeds from sales of debt securities	20,857	7,232
Net cash provided by investing activities	10,135	2,187

Financing Activities:
Proceeds from exercise of stock options	-	-
Net cash provided by financing activities	-	-

Net decrease in cash, cash equivalents, and restricted cash	9,411	983

Cash, cash equivalents, and restricted cash at beginning of period	1,519	19,548
Cash, cash equivalents, and restricted cash at end of period	$10,930	$20,531

Supplemental Schedule of Non-Cash Investing Activities:
Settlement of contract liability from disposal of property and equipment	-	420

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2021 and June 30, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021.

Investments in debt securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three and six months ended June 30, 2021 and 2020.

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
For the Six Months Ended June 30, 2021 and 2020
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

As of June 30, 2021, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$9,631	$6,068	$3,563	$-
Investments in debt securities (long-term)	7,632	1,000	6,632	-

As of December 31, 2020, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$14,720	$8,939	$5,781	$-
Investments in debt securities (long-term)	12,768	-	12,768	-

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

Other recent pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

2019 Restructuring Plan

In July 2019, the Company adopted a restructuring plan pursuant to which the Company elected to wind down its prior manufacturing operations at the Company’s Lake Forest, CA facility and proceeded to outsource the manufacture of parts utilizing the Company’s technology through its domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, the Company shifted its business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company in which our largest beneficial stockholder and Chairman, Professor Lugee Li, has a material, indirect, equity interest.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
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

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement with Liquidmetal Technology Limited (the “2016 Purchase Agreement), a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016.

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

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, the Company and Eontec, entered into the License Agreement pursuant to which the Company and Eontec agreed to cross-license their respective technologies. The Company’s Chairman, Professor Li, is also a major shareholder and Chairman of Eontec.

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

Beyond the License Agreement, the Company collaborates with Eontec, and its affiliates, to accelerate the commercialization of amorphous alloy technology. This includes but is not limited to developing technologies to reduce the cost of amorphous alloys, working on die cast machine technology platforms to pursue broader markets, sharing knowledge to broaden our intellectual property portfolio, and utilizing Eontec’s volume production capabilities as a third party contract manufacturer.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
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

4. Investments in debt securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value		Unrealized gains (losses)
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	Longest Maturity Date	2021	2020	2021	2020	2021	2020

U.S. government and agency securities	2022	$4,550	$-	$4,549	$-	$(1)	$-
Corporate bonds	2024	11,937	26,222	11,964	26,338	27	116
Certificates of deposit	One-year	750	1,150	750	1,150	-	-
		$17,237	$27,372	$17,263	$27,488	$26	$116

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
(numbers in thousands, except percentages, share and per share data)
(unaudited)

Income from these investments totaled $41 and $102 during the three and six months ended June 30, 2021, respectively. Income from these investments totaled $58 and $126 during the three and six months ended June 30, 2020, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at June 30, 2021, it determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of June 30, 2021, all investments are current on their schedule interest and dividend payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021.

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	June 30,	December 31,
	2021	2020
Trade accounts receivable	$184	$505
Less: Allowance for doubtful accounts	-	(234)
Trade accounts receivable	$184	$271

During the three months ended June 30, 2021, the Company formally wrote off $234 in outstanding receivables against allowances for doubtful accounts taken in prior periods. The write-off followed the Company’s normal process in evaluating future collectability of accounts receivable and resulted in no impact to the Company's consolidated statements of operations for the three and six months ended June 30, 2021.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $232 and $465 as of June 30, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	June 30,	December 31,
	2021	2020

Prepaid service invoices	$75	$76
Prepaid insurance premiums	58	233
Prepaid lease costs and receivables- short term	23	21
Interest and other receivables	76	135
Total	$232	$465

As of June 30, 2021, prepaid lease costs and receivables- short term are comprised of $19 in prepaid broker commissions that are expected to be amortized within the next twelve months and $4 in receivables for allocated utility costs.

7. Inventory

Inventory totaled $161 and $43 as of June 30, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	June 30,	December 31,
	2021	2020

Work in progress	$80	$-
Finished goods	81	43
Total	$161	$43

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
(numbers in thousands, except percentages, share and per share data)
(unaudited)

8. Property and Equipment, net

Property and equipment consist of the following:

	June 30,	December 31,
	2021	2020

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(2,783)	(2,623)
Total property and equipment, net	$8,454	$8,614

Depreciation expense for three and six months ended June 30, 2021 was $80 and $160, respectively. Depreciation expense for three and six months ended June 30, 2020 was $81 and $161, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

During the three and six months ended June 30, 2020, the Company disposed of certain manufacturing equipment for gross proceeds of $20. This resulted in a gain on disposal of $15 and $35 during the three and six months ended June 30, 2020. No such sales occurred during the three and six months ended June 30, 2021.

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

10. Patents and Trademarks, net

Net patents and trademarks totaled $124 and $158 as of June 30, 2021 and December 31, 2020, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $15 and $34 for the three and six months ended June 30, 2021, respectively. This compares to $21 and $42 for the three and six months ended June 30, 2020, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
(numbers in thousands, except percentages, share and per share data)
(unaudited)

11. Other Assets

Other assets totaled $280 and $251 as of June 30, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	June 30,	December 31,
	2021	2020

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	266	237
Total	$280	$251

As of June 30, 2021, prepaid lease costs and receivables- long term are comprised of $54 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $212 in straight-line rent accruals.

12. Accrued Liabilities

Accrued liabilities totaled $298 and $315 as of June 30, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	June 30,	December 31,
	2021	2020

Accrued payroll, vacation, and bonuses	$150	$147
Accrued severance	56	56
Accrued audit fees	92	112
Total	$298	$315

13. Other Long-Term Liabilities

Other long-term liabilities were $899 as of June 30, 2021 and $899 as of December 31, 2020, and consisted of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law. Also included in the balance for each period is $43 in tenant deposits.

14. Stock Compensation Plans

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. During the three and six months ended June 30, 2021, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 5,609,192 and 5,609,192 shares of the Company’s common stock as of June 30, 2021 and December 31, 2020, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During the three and six months ended June 30, 2021, the Company granted no options to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 12,341,667 and 12,341,667 shares of the Company’s common stock as of June 30, 2021 and December 31, 2020, respectively.

Stock based compensation expense attributable to these plans was $100 and $207 for the three and six months ended June 30, 2021, respectively. This compares to $81 and $173 for the three and six months ended June 30, 2020, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2021	$238
2022	486
2023	651
2024	699
2025	237
Thereafter	-
$2,311

16. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended June 30, 2021:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income	Non- Controlling Interest	Total
Balance, March 31, 2021	-	914,449,957	$914	$18,179	$287,290	$(269,617)	$-	$(76)	$36,690

Stock-based compensation					100				100
Net loss						(624)		(1)	(625)
Other comprehensive income							26		26

Balance, June 30, 2021	-	914,449,957	$914	$18,179	$287,390	$(270,241)	$26	$(77)	$36,191

The following table provides the Company’s changes in equity for the six months ended June 30, 2021:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income	Non- Controlling Interest	Total
Balance, December 31, 2020	-	914,449,957	$914	$18,179	287,183	(268,926)	$116	$(76)	$37,390

Stock-based compensation					207				207
Net loss						(1,315)		(1)	(1,316)
Other comprehensive loss							(90)		(90)

Balance, June 30, 2021	-	914,449,957	$914	$18,179	$287,390	$(270,241)	$26	$(77)	$36,191

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
(numbers in thousands, except percentages, share and per share data)
(unaudited)

The following table provides the Company’s changes in equity for the three months ended June 30, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, March 31, 2020	-	914,449,957	$914	$18,179	$286,924	$(267,030)	$(94)	$(75)	$38,818

Stock-based compensation					81				81
Net loss						(643)			(643)
Other comprehensive income							184		184

Balance, June 30, 2020	-	914,449,957	$914	$18,179	$287,005	$(267,673)	$90	$(75)	$38,440

The following table provides the Company’s changes in equity for the six months ended June 30, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income	Non- Controlling Interest	Total
Balance, December 31, 2019	-	914,449,957	$914	$18,179	$286,832	$(266,284)	$2	$(75)	$39,568

Stock-based compensation					173				173
Net loss						(1,389)			(1,389)
Other comprehensive income							88		88

Balance, June 30, 2020	-	914,449,957	$914	$18,179	$287,005	$(267,673)	$90	$(75)	$38,440

17. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended June 30, 2021:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of March 31, 2021	$-	$-

Other comprehensive income before reclassifications	26	26
Amounts reclassified from accumulated other comprehensive income (loss)		-

Net increase in other comprehensive income (loss)	26	26

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2021	$26	$26

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
(numbers in thousands, except percentages, share and per share data)
(unaudited)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2021:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2020	$116	$116

Other comprehensive loss before reclassifications	(90)	(90)
Amounts reclassified from accumulated other comprehensive income (loss)		-

Net increase in other comprehensive income (loss)	(90)	(90)

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2021	$26	$26

The following table presents a summary of the changes in each component of AOCI for the three months ended June 30, 2020:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of March 31, 2020	$(94)	$(94)

Other comprehensive loss before reclassifications	185	185
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(1)

Net increase in other comprehensive income (loss)	184	184

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2020	$90	$90

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2020:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2019	$2	$2

Other comprehensive loss before reclassifications	90	90
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(2)

Net increase in other comprehensive income (loss)	88	88

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2020	$90	$90

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2021 and 2020
(numbers in thousands, except percentages, share and per share data)
(unaudited)

18. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 17,950,859 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at June 30, 2021, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at June 30, 2021, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

19. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary outsourced manufacturer. As of June 30, 2021, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $152 and $273 during the three and six months ended June 30, 2021, respectively. Equipment and services procured from Eontec, and their affiliates, were $45 and $68 during the three and six months ended June 30, 2020, respectively.

On July 6, 2021, Professor Li resigned as Chief Executive Officer and President of the Company. Professor Li will maintain his role as Chairman of the Company’s Board of Directors (the “Board”).

On July 6, 2021, the Board appointed Tony Chung, a director of the Company, as the Company’s interim Chief Executive Officer, and in that capacity, he will serve as the Company’s principal executive officer. Mr. Chung is a current member of the Board and will remain a director following the foregoing appointment.

Mr. Chung will receive a base annual salary of $240,000 and a $20,000 signing bonus, payable after ninety days of employment. Additionally, Mr. Chung received an option grant under the Company’s 2015 Equity Incentive Plan, as approved by the Board, to purchase up to 7,500,000 shares of Company common stock. The option has an exercise price of $0.07 per share and will expire 10 years from the date of grant unless it terminates earlier upon a termination of service. The shares covered by the option will vest in two tranches (“Tranche 1” and “Tranche 2”). Under Tranche 1, 2,500,000 shares covered by the option will vest after ninety days of employment, although thereafter any shares received from option exercises will be subject to time-based lock-up provisions. Under Tranche 2, 5,000,000 shares covered by the option will vest in equal installments of 2,500,000 at the first anniversary of employment and 2,500,000 at the second anniversary of employment. Shares received from option exercises under Tranche 2 will be subject to a combination of market-price based and time-based lock-up provisions The terms of the option are subject to the provisions of the 2015 Equity Incentive Plan. Mr. Chung will serve on an “at-will” basis.

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

In July 2019, we adopted a restructuring plan pursuant to which we elected to wind down our manufacturing operations at our Lake Forest, CA facility and proceeded to outsource the manufacture of parts utilizing our technology through domestic and international manufacturing partners (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, we have shifted our business strategy from internal manufacture of parts and products for customers toward the use and reliance of outsourced manufacturers, which will initially be Dongguan Yihao Metals Materials Technology Co., Ltd. (“Yihao”), a China-based company in which our largest beneficial stockholder and Chairman, Professor Lugee Li, holds a material, indirect, equity interest. We will also seek to develop other manufacturers, both global and domestic, to aid in the further advancement of our technology and operations.

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

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

	For the three months ended June 30,				For the six months ended June 30,
	2021		2020		2021		2020
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$231		$33		$294		$79
Licensing and royalties	12		-		21		25
Total revenue	243		33		315		104

Cost of sales	154	63%	35	106%	209	66%	71	68%
Gross profit (loss)	89	37%	(2)	-6%	106	34%	33	32%

Selling, marketing, general and administrative	849	349%	870	2636%	1,728	549%	1,857	1786%
Research and development	38	16%	27	82%	60	19%	56	54%
Gain on disposal of long-lived assets	-	0%	(15)	-45%	-	0%	(35)	-34%
Total operating expense	887		882		1,788		1,878

Operating loss	(798)		(884)		(1,682)		(1,845)

Lease income	132		132		264		220
Interest and investment income	41		109		102		236

Net loss	$(625)		$(643)		$(1,316)		$(1,389)

Revenue and operating expenses

Revenue. Total revenue increased to $243 for the three months ended June 30, 2021 from $33 for the three months ended June 30, 2020. Total revenue increased to $315 for the six months ended June 30, 2021 from $104 for the six months ended June 30, 2020. The increase for both period was attributable to higher general production shipments of products made by our contract manufacturers and increases in payments under development projects, following the Company’s transition to outsourced manufacturing in 2020.

Cost of sales. Cost of sales was $154, or 63% of total revenue, for the three months ended June 30, 2021, an increase from $35, or 106% of total revenue, for the three months ended June 30, 2020. Cost of sales was $209, or 66% of total revenue, for the six months ended June 30, 2021, an increase from $71, or 68% of total revenue, for the six months ended June 30, 2020. The increase for both periods was attributable to higher revenues and stable gross profit percentages. If we begin increasing our products revenues with shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit (loss). Our gross profit (loss) increased to $89 for the three month period ended June 30, 2021 from $(2) for the three month period ended June 30, 2020. Our gross profit (loss) as a percentage of total revenue, increased to 37% for the three month period ended June 30, 2021 from (6)% for the three month period ended June 30, 2020. Our gross profit (loss) increased to $106 for the six month period ended June 30, 2021 from $33 for the six month period ended June 30, 2020. Our gross profit (loss) as a percentage of total revenue, increased to 34% for the six month period ended June 30, 2021 from 32% for the six month period ended June 30, 2020. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $849 and $1,728 for the three and six months ended June 30, 2021, respectively, compared to $870 and $1,857 for the three and six months ended June 30, 2020, respectively. The decrease in expenses was primarily attributable to lower general operating costs as the Company continues to scale its expense structure.

Research and development. Research and development expenses were $38 and $60 for the three and six months ended June 30, 2021, respectively, compared to $27 and $56 for the three and six months ended June 30, 2020. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

Gain on disposal of fixed assets. During the three and six months ended June 30, 2020, the Company recorded gains on the disposal of fixed assets of $15 and $35, respectively. Similar gains were not recorded during the three and six months ended June 30, 2021.

Operating loss. Operating loss was $798 and $1,682 for the three and six months ended June 30, 2021, respectively. This compares to $884 and $1,845 for the three and six months ended June 30, 2020, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Other income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $132 and $264 for the three and six months ended June 30, 2021, respectively. This compares to $132 and $220 for the three and six months ended June 30, 2020, respectively.

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $41 and $102 for the three and six months ended June 30, 2021, respectively. This compares to interest and investment income of $109 and $236 during the three and six months ended June 30, 2020, respectively. The decrease during 2021 is due continued volatility in corporate debt markets, which is resulting in reduced yields.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $724 and $1,204 for the six months ended June 30, 2021 and 2020, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by investing activities

Cash provided by investing activities totaled $10,135 and $2,187 for the six months ended June 30, 2021 and 2020, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities and capital expenditures for additional building improvements.

Cash provided by financing activities

Cash provided by financing activities totaled $0 and $0 for the six months ended June 30, 2021 and 2020, respectively.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

10.1	Offer Letter Agreement, dated July 6, 2021, between the Company and Tony Chung (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 9, 2021)

31.1	Certification of Principal Executive Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Bryce Van, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President of Finance, Bryce Van, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 10, 2021	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	/s/ Bryce Van
Bryce Van
Vice President of Finance
(Principal Financial and Accounting Officer)