Form 10-Q
period 2021-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2021-11-15
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of common shares outstanding as of November 15, 2021 was 914,449,957.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$5,233	$1,514
Restricted cash	5	5
Investments in debt securities- short term	11,631	14,720
Trade accounts receivable, net of allowance for doubtful accounts	353	271
Inventory	22	43
Prepaid expenses and other current assets	597	465
Total current assets	$17,841	$17,018
Investments in debt securities- long term	10,398	12,768
Property and equipment, net	8,375	8,614
Patents and trademarks, net	112	158
Other assets	293	251
Total assets	$37,019	$38,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$194	$205
Accrued liabilities	917	315
Deferred revenue	41	-
Total current liabilities	$1,152	$520

Long-term liabilities
Other long-term liabilities	899	899
Total liabilities	$2,051	$1,419

Shareholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 914,449,957 and 914,449,957 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	914	914
Warrants	18,179	18,179
Additional paid-in capital	287,585	287,183
Accumulated deficit	(271,644)	(268,926)
Accumulated other comprehensive income	11	116
Non-controlling interest in subsidiary	(77)	(76)
Total shareholders' equity	$34,968	$37,390

Total liabilities and shareholders' equity	$37,019	$38,809

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue
Products	$406	$288	$700	$367
Licensing and royalties	-	39	21	64
Total revenue	$406	$327	$721	$431

Cost of sales	319	171	528	242
Gross profit	$87	$156	$193	$189

Operating expenses
Selling, marketing, general and administrative	1,643	1,096	3,372	2,953
Research and development	14	30	74	86
Gain on disposal of long-lived assets	-	-	-	(35)
Total operating expenses	$1,657	$1,126	$3,446	$3,004
Operating loss	(1,570)	(970)	(3,253)	(2,815)

Lease income	132	132	396	352
Interest and investment income	35	61	138	297

Loss before income taxes	$(1,403)	$(777)	$(2,719)	$(2,166)

Income taxes	-	-	-	-

Net loss	$(1,403)	$(777)	$(2,719)	$(2,166)

Net loss attributable to non-controlling interest	-	1	1	1

Net loss attributable to Liquidmetal Technologies shareholders	$(1,403)	$(776)	$(2,718)	$(2,165)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	914,449,957	914,449,957	914,449,957	914,449,957

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(1,403)	$(777)	$(2,719)	$(2,166)
Other comprehensive loss, net of tax
Net unrealized gains (losses) on available-for-sale securities	(15)	(48)	(105)	40
Other comprehensive loss income (loss), net of tax	(15)	(48)	(105)	40
Comprehensive loss	$(1,418)	$(825)	$(2,824)	$(2,126)
Less: Comprehensive loss attributable to noncontrolling interests	-	1	1	1
Comprehenisve loss attributable to Liquidmetal Technologies shareholders	$(1,418)	$(824)	$(2,823)	$(2,125)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Operating activities:
Net loss	$(2,719)	$(2,166)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	303
Realized investment gains	-	(2)
Bad debt expense	-	226
Stock-based compensation	402	256
Gain on disposal of property and equipment	-	(35)

Changes in operating assets and liabilities:
Trade accounts receivable	(82)	(105)
Inventory	21	(35)
Prepaid expenses and other current assets	(132)	(188)
Other assets and liabilities	(42)	(178)
Accounts payable and accrued liabilities	591	139
Deferred revenue	41	-
Net cash used in operating activities	(1,635)	(1,785)

Investing Activities:
Purchases of property and equipment	-	(116)
Proceeds from disposal of property and equipment	-	110
Purchases of debt securities	(17,788)	(21,641)
Proceeds from sales of debt securities	23,142	9,327
Net cash provided by (used in) investing activities	5,354	(12,320)

Financing Activities:
Proceeds from exercise of stock options	-	-
Net cash provided by financing activities	-	-

Net decrease in cash, cash equivalents, and restricted cash	3,719	(14,105)

Cash, cash equivalents, and restricted cash at beginning of period	1,519	19,548
Cash, cash equivalents, and restricted cash at end of period	$5,238	$5,443

Supplemental Schedule of Non-Cash Investing Activities:
Settlement of contract liability from disposal of property and equipment	-	420

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2021 and 2020

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2021 and September 30, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three and nine months ended September 30, 2021 and 2020.

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
For the Nine Months Ended September 30, 2021 and 2020

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

As of September 30, 2021, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$11,631	$9,458	$2,173	$-
Investments in debt securities (long-term)	10,398	200	10,198	-

As of December 31, 2020, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$14,720	$8,939	$5,781	$-
Investments in debt securities (long-term)	12,768	-	12,768	-

Leases

The Company leases its previous manufacturing facility under a long-term contract, which is accounted for as an operating lease. The lease provides for a fixed base rent and variable payments comprised of reimbursements for property taxes, insurance, utilities, and common area maintenance. The lease has a term of sixty-two months, exclusive of options to renew. In accordance with ASC 842, Leases, lease income, which includes escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The difference between lease income and payments received is recorded as a rent receivable, which is included as a prepaid expense in the consolidated balance sheets. Amounts paid for broker commissions represent prepaid direct lease costs, and will be amortized as an off-set to lease income over the lease term.

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
For the Nine Months Ended September 30, 2021 and 2020

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
For the Nine Months Ended September 30, 2021 and 2020

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

4. Investments in Debt Securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value		Unrealized gains (losses)
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	Longest Maturity Date	2021	2020	2021	2020	2021	2020

U.S. government and agency securities	2022	7,147	-	7,147	-	$-	$-
Corporate bonds	2024	14,870	26,222	14,882	26,338	12	116
Certificates of deposit	One-year	-	1,150	-	1,150	-	-
		22,017	27,372	22,029	27,488	$12	$116

Income from these investments totaled $35 and $138 during the three and nine months ended September 30, 2021, respectively. Income from these investments totaled $61 and $187 during the three and nine months ended September 30, 2020, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at September 30, 2021, it determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of September 30, 2021, all investments are current on their schedule interest and dividend payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021.

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	September 30,	December 31,
	2021	2020
Trade accounts receivable	$353	$505
Less: Allowance for doubtful accounts	-	(234)
Trade accounts receivable	$353	$271

During the nine months ended September 30, 2021, the Company formally wrote off $234 in outstanding receivables against allowances for doubtful accounts taken in prior periods. The write-off followed the Company’s normal process in evaluating future collectability of accounts receivable and resulted in no impact within the Company’s consolidated statement of operations.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $597 and $465 as of September 30, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	September 30,	December 31,
	2021	2020

Prepaid service invoices	$65	$76
Prepaid insurance premiums	364	233
Prepaid lease costs and receivables- short term	25	21
Interest and other receivables	143	135
Total	$597	$465

As of September 30, 2021, prepaid lease costs and receivables- short term are comprised of $19 in prepaid broker commissions that are expected to be amortized within the next twelve months and $6 in receivables for allocated utility costs.

7. Inventory

Inventory totaled $22 and $43 as of September 30, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	September 30,	December 31,
	2021	2020

Work in progress	$18	$-
Finished goods	4	43
Total	$22	$43

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

8. Property and Equipment, net

Property and equipment consist of the following:

	September 30,	December 31,
	2021	2020

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(2,862)	(2,623)
Total property and equipment, net	$8,375	$8,614

Depreciation expense for three and nine months ended September 30, 2021 was $79 and $239, respectively. Depreciation expense for three and nine months ended September 30, 2020 was $79 and $240, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

During the three and nine months ended September 30, 2020, the Company disposed of certain manufacturing equipment for gross proceeds of $110. This resulted in a gain on disposal of $0 and $35 during the three and nine months ended September 30, 2020. No such sales occurred during the three and nine months ended September 30, 2021.

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

10. Patents and Trademarks, net

Net patents and trademarks totaled $112 and $158 as of September 30, 2021 and December 31, 2020, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $12 and $46 for the three and nine months ended September 30, 2021, respectively. This compares to $21 and $63 for the three and nine months ended September 30, 2020, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

11. Other Assets

Other assets totaled $293 and $251 as of September 30, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	September 30,	December 31,
	2021	2020

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	279	237
Total	$293	$251

As of September 30, 2021, prepaid lease costs and receivables- long term are comprised of $49 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $230 in straight-line rent accruals.

12. Accrued Liabilities

Accrued liabilities totaled $917 and $315 as of September 30, 2021 and December 31, 2020, respectively. Included within these totals are the following:

	September 30,	December 31,
	2021	2020

Accrued payroll, vacation, and bonuses	$217	$147
Accrued severance	625	56
Accrued audit fees	75	112
Total	$917	$315

13. Other Long-Term Liabilities

Other long-term liabilities were $899 as of September 30, 2021 and $899 as of December 31, 2020, and consisted of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law. Also included in the balance for each period is $43 in tenant deposits.

14. Stock Compensation Plans

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. During the three and nine months ended September 30, 2021, the Company granted Mr. Chung an option grant under the Company’s 2015 Equity Incentive Plan, as approved by the Board, to purchase up to 7,500,000 shares of Company stock. Under this plan, the Company had outstanding grants of options to purchase 5,609,192 and 5,609,192 shares of the Company’s common stock as of September 30, 2021 and December 31, 2020, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. During the three and nine months ended September 30, 2021, the Company granted 7,500,000 and 7,500,000 options, respectively, to purchase shares of common stock. Under this plan, the Company had outstanding grants of options to purchase 19,841,667 and 12,341,667 shares of the Company’s common stock as of September 30, 2021 and December 31, 2020, respectively.

Stock based compensation expense attributable to these plans was $195 and $402 for the three and nine months ended September 30, 2021, respectively. This compares to $83 and $256 for the three and nine months ended September 30, 2020, respectively.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

In connection with the separation of former executives, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. Of the $195 and $402 stock compensation expense for the three and nine months ended September 30, 2021, respectively, the Company incurred incremental stock-based compensation expense for the modifications of the awards of $132 and $132 during the three and nine months ended September 30, 2021, respectively. There were no similar expenses during the three and nine months ended September 30, 2020.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2021	$119
2022	486
2023	651
2024	699
2025	237
Thereafter	-
$2,192

16. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended September 30, 2021:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income	Non- Controlling Interest	Total
Balance, June 30, 2021	-	914,449,957	$914	$18,179	$287,390	$(270,241)	$26	$(77)	$36,191

Stock-based compensation					195				195
Net loss						(1,403)			(1,403)
Other comprehensive income							(15)		(15)

Balance, September 30, 2021	-	914,449,957	$914	$18,179	$287,585	$(271,644)	$11	$(77)	$34,968

The following table provides the Company’s changes in equity for the nine months ended September 30, 2021:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income	Non- Controlling Interest	Total
Balance, December 31, 2020	-	914,449,957	$914	$18,179	$287,183	$(268,926)	$116	$(76)	$37,390

Stock-based compensation					402				402
Net loss						(2,718)		(1)	(2,719)
Other comprehensive loss							(105)		(105)

Balance, September 30, 2021	-	914,449,957	$914	$18,179	$287,585	$(271,644)	$11	$(77)	$34,968

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

The following table provides the Company’s changes in equity for the three months ended September 30, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income (Loss)	Non- Controlling Interest	Total
Balance, June 30, 2020	-	914,449,957	$914	$18,179	$287,005	$(267,673)	$90	$(75)	$38,440

Stock-based compensation					83				83
Net loss						(776)		(1)	(777)
Other comprehensive income							(48)		(48)

Balance, September 30, 2020	-	914,449,957	$914	$18,179	$287,088	$(268,449)	$42	$(76)	$37,698

The following table provides the Company’s changes in equity for the nine months ended September 30, 2020:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensve Income	Non- Controlling Interest	Total
Balance, December 31, 2019	-	914,449,957	$914	$18,179	$286,832	$(266,284)	$2	$(75)	$39,568

Stock-based compensation					256				256
Net loss						(2,165)		(1)	(2,166)
Other comprehensive income							40		40

Balance, September 30, 2020	-	914,449,957	$914	$18,179	$287,088	$(268,449)	$42	$(76)	$37,698

17. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended September 30, 2021:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2021	$26	$26

Other comprehensive loss before reclassifications	(15)	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(15)	(15)

Accumulated other comprehensive income (loss), net of tax, as of September 30, 2021	$11	$11

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2021:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2020	$116	$116

Other comprehensive loss before reclassifications	(105)	(105)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(105)	(105)

Accumulated other comprehensive income (loss), net of tax, as of September 30, 2021	$11	$11

The following table presents a summary of the changes in each component of AOCI for the three months ended September 30, 2020:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2020	$90	$90

Other comprehensive loss before reclassifications	(48)	(48)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(48)	(48)

Accumulated other comprehensive income (loss), net of tax, as of September 30, 2020	$42	$42

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2020:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2019	$2	$2

Other comprehensive loss before reclassifications	42	42
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(2)
Net increase in other comprehensive income (loss)	40	40

Accumulated other comprehensive income (loss), net of tax, as of September 30, 2020	$42	$42

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

18. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 25,450,859 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at September 30, 2021, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at September 30, 2021, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

19. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary outsourced manufacturer. As of September 30, 2021, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $136 and $409 during the three and nine months ended September 30, 2021, respectively. Equipment and services procured from Eontec, and their affiliates, were $146 and $214 during the three and nine months ended September 30, 2020, respectively.

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

Mr. Chung will receive a base annual salary of $240,000 and a $20,000 signing bonus, payable after ninety days of employment. Additionally, Mr. Chung received an option grant under the Company’s 2015 Equity Incentive Plan, as approved by the Board, to purchase up to 7,500,000 shares of Company common stock. The option has an exercise price of $0.07 per share and will expire 10 years from the date of grant unless it terminates earlier upon a termination of service. The shares covered by the option will vest in three tranches (“Tranche 1”, “Tranche 2”, and “Tranche 3”). Under Tranche 1, 2,500,000 shares covered by the option will vest after ninety days of employment, although thereafter any shares received from option exercises will be subject to time-based lock-up provisions. Under Tranche 2, 2,500,000 shares covered by the option will vest at the first anniversary of employment. Under Tranche 3, 2,500,000 covered by the option will vest at the second anniversary of employment. Shares received from option exercises under Tranche 2 and Tranche 3 will be subject to a combination of market-price based and time-based lock-up provisions. The terms of the option are subject to the provisions of the 2015 Equity Incentive Plan. Mr. Chung will serve on an “at-will” basis.

On August 30, 2021, the Company and Bruce Bromage, the Company’s Chief Operating Officer, entered into a Separation Agreement and General Release pursuant to which Dr. Bromage agreed to resign as an officer and employee of the Company and the Company and Dr. Bromage agreed to terminate Dr. Bromage’s employment agreement with Dr. Bromage’s employment ending on September 30, 2021 (the “Bromage Separation Agreement”). The Bromage Separation Agreement provides for the payment of severance compensation to Dr. Bromage in the form of a lump sum equal to $316,285.00 (subject to tax withholdings). In addition, it provides for the accelerated vesting the remaining 2,430,000 unvested stock options held by Dr. Bromage as of the termination date and the extension of the exercise period of his options until the earlier of the second anniversary of the termination date outlined in the Bromage Separation Agreement or the date on which such options would otherwise expire and terminate in accordance with its terms if Dr. Bromage had not resigned. This results in a total of 10,329,692 stock options being exercisable by Dr. Bromage as of the termination date. In connection with the Bromage Separation Agreement, Dr. Bromage granted the Company general releases subject to customary exceptions.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2021 and 2020

(numbers in thousands, except percentages, share and per share data)

(unaudited)

On August 30, 2021, the Company and Bryce Van, the Company’s Vice President- Finance, entered into a Separation Agreement and General Release pursuant to which Mr. Van agreed to resign as an officer and employee of the Company and the Company and Mr. Van agreed to terminate Mr. Van’s employment agreement with Mr. Van’s employment to end on October 15, 2021 (the “Van Separation Agreement”). The Van Separation Agreement provides for the payment of severance compensation to Mr. Van in the form of a lump sum equal to $252,889.69 (subject to tax withholdings). In addition, it provides for the extension of the exercise period of his options until the earlier of the second anniversary of the termination date outlined in the Van Separation Agreement or the date on which such options would otherwise expire and terminate in accordance with its terms if Mr. Van had not resigned. This results in a total of 2,046,500 stock options being exercisable by Mr. Van as of the termination date. Under the Van Separation Agreement, Mr. Van agreed to be available to provide assistance to the Company by telephone with no additional consideration for sixty days following the termination date. In connection with the Van Separation Agreement, Mr. Van granted the Company general releases subject to customary exceptions.

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

Results of Operations

Comparison of the three and nine months ended September, 2021 and 2020

	For the three months ended September 30,				For the nine months ended September 30,
	2021		2020		2021		2020
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$406		$288		$700		$367
Licensing and royalties	-		39		21		64
Total revenue	406		327		721		431

Cost of sales	319	79%	171	52%	528	73%	242	56%
Gross profit	87	21%	156	48%	193	27%	189	44%

Selling, marketing, general and administrative	1,643	405%	1,096	335%	3,372	468%	2,953	685%
Research and development	14	3%	30	9%	74	10%	86	20%
Gain on disposal of long-lived assets	-	0%	-	0%	-	0%	(35)	-8%
Total operating expense	1,657		1,126		3,446		3,004

Operating loss	(1,570)		(970)		(3,253)		(2,815)

Lease income	132		132		396		352
Interest and investment income	35		61		138		297

Net loss	$(1,403)		$(777)		$(2,719)		$(2,166)

Revenue and operating expenses

Revenue. Total revenue increased to $406 for the three months ended September 30, 2021 from $288 for the three months ended September 30, 2020. Total revenue increased to $700 for the nine months ended September 30, 2021 from $367 for the nine months ended September 30, 2020. The increase for both period was attributable to higher general production shipments of products made by our contract manufacturers and increases in payments under development projects, following the Company’s transition to outsourced manufacturing in 2020.

Cost of sales. Cost of sales was $319, or 79% of total revenue, for the three months ended September 30, 2021, an increase from $171, or 52% of total revenue, for the three months ended September 30, 2020. Cost of sales was $528, or 73% of total revenue, for the nine months ended September 30, 2021, an increase from $242, or 56% of total revenue, for the nine months ended September 30, 2020. The increase for both periods was attributable to higher products revenue, decline in licensing and royalties revenue, and lower gross profit percentages. If we begin increasing our products revenues with shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit. Our gross profit decreased to $87 for the three month period ended September 30, 2021 from $156 for the three month period ended September 30, 2020. Our gross profit as a percentage of total revenue, decreased to 21% for the three month period ended September 30, 2021 from 48% for the three month period ended September 30, 2020. Our gross profit increased to $193 for the nine month period ended September 30, 2021 from $189 for the nine month period ended September 30, 2020. Our gross profit as a percentage of total revenue, decreased to 27% for the nine month period ended September 30, 2021 from 44% for the nine month period ended September 30, 2020. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $1,643 and $3,372 for the three and nine months ended September 30, 2021, respectively, compared to $1,096 and $2,953 for the three and nine months ended September 30, 2020, respectively. The increase in expenses was primarily attributable to stock base compensation and severance expense according to the Bromage Separation Agreement and the Van Separation Agreement.

Research and development. Research and development expenses were $14 and $74 for the three and nine months ended September 30, 2021, respectively, compared to $30 and $86 for the three and nine months ended September 30, 2020. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

Gain on disposal of fixed assets. During the three and nine months ended September 30, 2020, the Company recorded gains on the disposal of fixed assets of $0 and $35, respectively. Similar gains were not recorded during the three and nine months ended September 30, 2021.

Operating loss. Operating loss was $1,403 and $2,719 for the three and nine months ended September 30, 2021, respectively. This compares to $777 and $2,166 for the three and nine months ended September 30, 2020, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Other income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $132 and $396 for the three and nine months ended September 30, 2021, respectively. This compares to $132 and $352 for the three and nine months ended September 30, 2020, respectively.

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $35 and $138 for the three and nine months ended September 30, 2021, respectively. This compares to interest and investment income of $61 and $297 during the three and nine months ended September 30, 2020, respectively. The decrease during 2021 is due continued volatility in corporate debt markets, which is resulting in reduced yields.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $1,635 and $1,785 for the nine months ended September 30, 2021 and 2020, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by investing activities totaled $5,354 and used in investing activities totaled $12,320 for the nine months ended September 30, 2021 and 2020, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities and capital expenditures for additional building improvements.

Cash provided by financing activities

Cash provided by financing activities totaled $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

10.1	Offer Letter Agreement, dated July 6, 2021, between the Company and Tony Chung (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 9, 2021))

31.1	Certification of Principal Executive Officer and Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 15, 2021	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)