Form 10-Q
period 2022-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2022-05-13
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of common shares outstanding as of May 13, 2022 was 917,285,149.

1 / 24

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2021 entitled “Risk Factors,” as well as the following risks and uncertainties:

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

2 / 24

3 / 24

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$4,937	$4,091
Restricted cash	5	5
Investments in debt securities- short term	13,667	13,852
Trade accounts receivable, net of allowance for doubtful accounts	28	147
Inventory	22	35
Prepaid expenses and other current assets	431	505
Total current assets	$19,090	$18,635
Investments in debt securities- long term	7,217	8,267
Property and equipment, net	8,216	8,295
Patents and trademarks, net	92	102
Other assets	321	306
Total assets	$34,936	$35,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$74	112
Accrued liabilities	252	246
Deferred revenue	41	56
Total current liabilities	$367	$414

Long-term liabilities
Other long-term liabilities	899	899
Total liabilities	$1,266	$1,313

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 914,449,957 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	917	914
Warrants	18,179	18,179
Additional paid-in capital	287,893	287,641
Accumulated deficit	(272,970)	(272,303)
Accumulated other comprehensive loss	(272)	(62)
Non-controlling interest in subsidiary	(77)	(77)
Total shareholders' equity	$33,670	$34,292

Total liabilities and shareholders' equity	$34,936	$35,605

The accompanying notes are an integral part of the consolidated financial statements.

4 / 24

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenue
Products	$163	$63
Licensing and royalties	-	9
Total revenue	$163	$72

Cost of sales	144	55
Gross profit	$19	$17

Operating expenses
Selling, marketing, general and administrative	805	879
Research and development	9	22
Total operating expenses	$814	$901
Operating loss	(795)	(884)

Lease income	133	132
Interest and investment income (loss)	(5)	61

Loss before income taxes	$(667)	$(691)

Income taxes	-	-

Net loss	$(667)	$(691)

Net loss attributable to non-controlling interest	-	-
Net loss attributable to
Liquidmetal Technologies shareholders	$(667)	$(691)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal
Technologies shareholders, basic and diluted	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	916,340,085	914,449,957

The accompanying notes are an integral part of the consolidated financial statements.

5 / 24

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021

Net loss	$(667)	$(691)
Other comprehensive loss, net of tax
Net unrealized gains (losses) on available-for-sale securities	(210)	(116)
Other comprehensive loss income (loss), net of tax	(210)	(116)
Comprehensive loss	$(877)	$(807)
Less: Comprehensive loss attributable to noncontrolling interests	-	-
Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(877)	$(807)

The accompanying notes are an integral part of the consolidated financial statements.

6 / 24

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021

Operating activities:
Net loss	$(667)	$(691)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	99
Stock-based compensation	43	107

Changes in operating assets and liabilities:
Trade accounts receivable	119	217
Inventory	13	(104)
Prepaid expenses and other current assets	74	89
Other assets and liabilities	(15)	(15)
Accounts payable and accrued liabilities	(32)	(130)
Deferred revenue	(15)	41
Net cash used in operating activities	(391)	(387)

Investing Activities:
Purchases of debt securities	(4,914)	(4,857)
Proceeds from sales of debt securities	5,939	4,959
Net cash provided by investing activities	1,025	102

Financing Activities:
Common stock issuance	212	-
Net cash provided by financing activities	212	-

Net decrease in cash, cash equivalents, and restricted cash	846	(285)

Cash, cash equivalents, and restricted cash at beginning of period	4,096	1,519
Cash, cash equivalents, and restricted cash at end of period	$4,942	$1,234

The accompanying notes are an integral part of the consolidated financial statements.

7 / 24

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2022 and March 31, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2022. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three ended March 31, 2022 and 2021.

8 / 24

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

As of March 31, 2022, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$13,668	$9,592	$4,076	$-
Investments in debt securities (long-term)	7,216	194	7,022	-

As of December 31, 2021, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$13,852	$10,138	$3,714	$-
Investments in debt securities (long-term)	8,267	199	8,068	-

Leases

The Company leases its manufacturing facility under a long-term contract, which is accounted for as an operating lease. The lease provides for a fixed base rent and variable payments comprised of reimbursements for property taxes, insurance, utilities, and common area maintenance. The lease has a term of sixty-two months, exclusive of options to renew. In accordance with ASC 842, Leases, lease income, which includes escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The difference between lease income and payments received is recorded as a rent receivable, which is included as a prepaid expense in the consolidated balance sheets. Amounts paid for broker commissions represent prepaid direct lease costs, and will be amortized as an off-set to lease income over the lease term.

Other Recent Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Significant Transactions

Yihao Manufacturing Agreement

On January 12, 2022, the Company entered into a manufacturing agreement (“Manufacturing Agreement”) with Dongguan Yihao Metal Materials Technology Co. Ltd. (“Yihao”) to become the primary contract manufacturer of the Company’s products. Under the Manufacturing Agreement, which has a term of five years, Yihao has agreed to serve as a non-exclusive contract manufacturer for amorphous alloy parts offered and sold by the Company at prices determined on a “cost-plus” basis. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Lugee Li, the Company’s Chairman and largest beneficial owner of the Company’s capital stock.

9 / 24

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

Eontec License Agreement

On March 10, 2016, the Company and DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), entered into a Parallel License Agreement (the “License Agreement”) pursuant to which the parties agreed to cross-license certain patents, technical information, and trademarks between the Company and Eontec. In particular, the Company granted to Eontec a paid-up, royalty-free, perpetual license to the Company’s patents and related technical information to make, have made, use, offer to sell, sell, export, and import products in certain geographic areas outside of North America and Europe. In turn, Eontec granted to the Company a paid-up, royalty-free, perpetual license to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export, and import products in certain geographic areas outside of specified countries in Asia. The license granted by the Company to Eontec is exclusive (including to the exclusion of the Company) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam. The license granted by Eontec to the Company is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

10 / 24

Liquidmetal Golf Sublicense Agreement

Liquidmetal Golf Inc. (“Liquidmetal Golf” or “LMG”) is a majority-owned subsidiary which has the exclusive right and license to utilize the Company’s Liquidmetal alloy technology for purposes of golf equipment applications. This right and license is set forth in an intercompany license agreement dated January 1, 2002 between Liquidmetal Technologies and Liquidmetal Golf. This license agreement provides that Liquidmetal Golf has a perpetual and exclusive license to use Liquidmetal alloy technology for the purpose of manufacturing, marketing, and selling golf club components and other products used in the sport of golf. The Company owns 79% of the outstanding common stock in Liquidmetal Golf.

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

4. Investments in Debt Securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		March 31,	December 31,	March 31,	December 31,
	Longest Maturity Date	2022	2021	2022	2021

U.S. government and agency securities	2022	6,905	7,327	6,892	7,323
Corporate bonds	2024	14,252	11,635	13,992	11,576
Certificates of deposit	One-year	-	-	-	-
		21,157	18,962	20,884	18,899

Loss from these investments totaled $5 and income from these investments totaled $61 during the three months ended March 31, 2022 and 2021, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at March 31, 2022, it determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of March 31, 2022, all investments are current on their schedule interest and dividend payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

11 / 24

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	March 31,	December 31,
	2022	2021
Trade accounts receivable	$28	$147
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable	$28	$147

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $431 and $505 as of March 31, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	March 31,	December 31,
	2022	2021

Prepaid service invoices	$114	$110
Prepaid insurance premiums	165	265
Prepaid lease costs and receivables- short term	21	22
Interest and other receivables	131	108
Total	$431	$505

As of March 31, 2022, prepaid lease costs and receivables- short term are comprised of $17 in prepaid broker commissions that are expected to be amortized within the next twelve months and $4 in receivables for allocated utility costs.

7. Inventory

Inventory totaled $22 and $35 as of March 31, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	March 31,	December 31,
	2022	2021

Work in progress	$22	$35
Finished goods	-	-
Total	$22	$35

8. Property and Equipment, net

Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(3,021)	(2,924)
Total property and equipment, net	$8,216	$8,295

Depreciation expense for three ended March 31, 2022 and 2021 was $79 and $80, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

12 / 24

9. Patents and Trademarks, net

Net patents and trademarks totaled $92 and $102 as of March 31, 2022 and December 31, 2021, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $10 and $19 for the three months ended March 31, 2022 and 2021, respectively.

10. Other Assets

Other assets totaled $321 and $306 as of March 31, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	March 31,	December 31,
	2022	2021

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	307	292
Total	$321	$306

As of March 31, 2022, prepaid lease costs and receivables-long term are comprised of $42 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $265 in straight-line rent accruals.

11. Accrued Liabilities

Accrued liabilities totaled $252 and $246 as of March 31, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	March 31,	December 31,
	2022	2021

Accrued payroll, vacation, and bonuses	$145	$111
Accrued severance	56	56
Accrued audit fees	51	79
Total	$252	$246

12. Other Long-Term Liabilities

Other long-term liabilities were $899 as of March 31, 2022 and $899 as of December 31, 2021, and consisted of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law. Also included in the balance for each period is $43 in tenant deposits.

13 / 24

13. Stock Compensation Plans

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. Under this plan, the Company had outstanding grants of options to purchase 5,674,000 and 7,009,192 shares of the Company’s common stock as of March 31, 2022 and December 31, 2021, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under this plan, the Company had outstanding grants of options to purchase 18,941,667 and 20,441,667 shares of the Company’s common stock as of March 31, 2022 and December 31, 2021, respectively.

Stock based compensation expense attributable to these plans was $43 and $107 for the three months ended March 31, 2022 and 2021, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2022 (remaining nine months)	$366
2023	651
2024	699
2025	237
2026	-
Thereafter	-
$1,953

15. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended March 31, 2022:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, December 31, 2021	-	914,449,957	$914	$18,179	$287,641	$(272,303)	$(62)	$(77)	$34,292

Common stock issuance		2,835,192	3		209				212
Stock-based compensation					43				43
Net loss						(667)			(667)
Other comprehensive loss							(210)		(210)

Balance, March 31, 2022	-	917,285,149	$917	$18,179	$287,893	$(272,970)	$(272)	$(77)	$33,670

14 / 24

The following table provides the Company’s changes in equity for the three months ended March 31, 2021:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, December 31, 2020	-	914,449,957	$914	$18,179	$287,183	$(268,926)	$116	$(76)	$37,390

Stock-based compensation					107				107
Net loss						(691)		-	(691)
Other comprehensive loss							(116)		(116)

Balance, March 31, 2021	-	914,449,957	$914	$18,179	$287,290	$(269,617)	$-	$(76)	$36,690

16. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2022:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2021	$(62)	$(62)

Other comprehensive loss before reclassifications	(210)	(210)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(210)	(210)

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2022	$(272)	$(272)

15 / 24

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2021:

	Unrealized gains (losses) on available-for- sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2020	$116	$116

Other comprehensive loss before reclassifications	(116)	(116)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(116)	(116)

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2021	$-	$-

17. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 24,615,667 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at March 31, 2022, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at March 31, 2022, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

18. Related Party Transactions

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. In relation to the foregoing investment, the Company issued to the Investor a warrant to acquire 10,066,809 shares of common stock at an exercise price of $0.07 per share. The warrant will expire on the tenth anniversary of its issuance date.

On March 20, 2016, in connection with the 2016 Purchase Agreement, the Company and Eontec, entered into a cross-license agreement to share their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary outsourced manufacturer. As of March 31, 2022, Professor Li is a greater-than 5% beneficial owner of the Company. Equipment and services procured from Eontec, and their affiliates, were $92 and $27 during the three months ended March 31, 2022 and 2021, respectively.

19. Subsequent Event

On May 10, 2022, Mr. Abdi Mahamedi resigned as a director of the Company. Mr. Mahamedi did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Mahamedi’s resignation, the Board of Directors of the Company approved an amendment to Mr. Mahamedi’s previously granted options to purchase an aggregate of 1,870,000 shares of Company common stock to provide for the extension of the exercise period of the options through May 10, 2025.

Upon Mr. Mahamedi’s resignation as a director, the Company entered into a Consulting Agreement, dated May 10, 2022, with Rosewood LLC pursuant to which Mr. Mahamedi as the owner of Rosewood LLC will assess and present business opportunities for the licensing and sublicensing of the Company’s technology. Mr. Mahamedi will also provide business development services and perform other special projects as requested by the Company. The Consulting Agreement has a term of 5 years, subject to the right of the Company or Mr. Mahamedi to terminate the agreement at any time after December 1, 2022 and subject to certain other early-termination rights. As sole consideration for the Consulting Agreement, the Company granted to Mr. Mahamedi an option to purchase up to 2.0 million shares of Company common stock at an exercise price of the closing market price of the Company’s common stock on May 10, 2022 that will vest 33% on the first anniversary of the grant date and the remainder vesting monthly over the ensuing two years, provided that Mr. Mahamedi continues to be engaged as a consultant on each such vesting date. The options have a term of 5 years.

16 / 24

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

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions, or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed in Part II herein, under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Licensing Transactions

Eontec License Agreement

On March 10, 2016, we entered into a Parallel License Agreement (the “License Agreement”) with DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”) pursuant to which the parties agreed to cross-license certain patents, technical information, and trademarks between us and Eontec. In particular, we granted to Eontec a paid-up, royalty-free, perpetual license to our patents and related technical information to make, have made, use, offer to sell, sell, export, and import products in certain geographic areas outside of North America and Europe, and Eontec granted to us a paid-up, royalty-free, perpetual license to Eontec’s patents and related technical information to make, have made, use, offer to sell, sell, export, and import products in certain geographic areas outside of specified countries in Asia. The license granted by us to Eontec is exclusive (including to the exclusion of us) in the countries of Brunei, Cambodia, China (P.R.C and R.O.C.), East Timor, Indonesia, Japan, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam. The license granted by Eontec to us is exclusive (including to the exclusion of Eontec) in North America and Europe. The cross-licenses are non-exclusive in geographic areas outside of the foregoing exclusive territories.

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

17 / 24

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

Other Material License Transactions

On January 13, 2022, our majority owned subsidiary, Liquidmetal Golf (“LMG”), entered into a sublicense agreement (“LMG Sublicense Agreement”) with Amorphous Technologies Japan, Inc. (“ATJ”), a newly formed Japanese entity that was established by Twins Corporation, a sporting goods company operating in Japan. Under the agreement, LMG granted to ATJ a nonexclusive worldwide sublicense to our amorphous alloy technology and related trademarks to manufacture and sell golf clubs and golf related products. The LMG Sublicense Agreement has a term of three years and provides for the payment of a running royalty to LMG of 3% of the net sales price of licensed products.

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

Our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) contains further discussions on our critical accounting policies and estimates.

18 / 24

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	For the three months ended March 31,
	2022		2021
	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$163		$63
Licensing and royalties	-		9
Total revenue	163		72

Cost of sales	144	88%	55	76%
Gross profit	19	12%	17	24%

Selling, marketing, general and administrative	805	494%	879	1221%
Research and development	9	6%	22	31%
Total operating expense	814		901

Operating loss	(795)		(884)

Lease income	133		132
Interest and investment income (loss)	(5)		61

Net loss	$(667)		$(691)

Revenue and operating expenses

Revenue. Total revenue increased to $163 for the three months ended March 31, 2022 from $72 for the three months ended March 31, 2021. The increase for both period was attributable to higher general production shipments of products made by our contract manufacturers and increases in payments under development projects, following the Company’s transition to outsourced manufacturing in 2020.

Cost of sales. Cost of sales was $144, or 88% of total revenue, for the three months ended March 31, 2022, an increase from $55, or 76% of total revenue, for the three months ended March 31, 2021. The increase for both periods was attributable to higher products revenue, decline in licensing and royalties revenue, and lower gross profit percentages. If we begin increasing our products revenues with shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit. Our gross profit increased to $19 for the three month period ended March 31, 2022 from $17 for the three month period ended March 31, 2021. Our gross profit as a percentage of total revenue, decreased to 12% for the three month period ended March 31, 2022 from 24% for the three month period ended March 31, 2021. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $805 for the three months ended March 31, 2022 compared to $879 for the three months ended March 31, 2021, respectively. The decrease in expenses was primarily attributable to lower stock based compensation as well as continued cost reductions.

Research and development. Research and development expenses were $9 for the three months ended March 31, 2022 compared to $22 for the three months ended March 31, 2021. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

Operating loss. Operating loss was $795 for the three months ended March 31, 2022. This compares to $884 for the three months ended March 31, 2021. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

19 / 24

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

Other income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $133 and $132 for the three months ended March 31, 2022 and 2021, respectively.

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment loss was $5 and interest and investment income $61 for the three months ended March 31, 2022 and 2021, respectively. The decrease during 2022 is due continued volatility in corporate debt and bond markets, which is resulting in reduced yields.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $391 and $387 for the three months ended March 31, 2022 and 2021, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by investing activities

Cash provided by investing activities totaled $1,025 and investing activities totaled $102 for the three months ended March 31, 2022 and 2021, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities.

Cash provided by financing activities

Cash provided by financing activities totaled $212 for the three months ended March 31, 2022 related to the exercise of our stock options, and $0 for the three months ended March 31, 2021.

Financing arrangements and outlook

We have a relatively limited history of selling bulk amorphous alloy products and components on a mass-production scale. Furthermore, the ability of future contract manufacturers to produce our products in desired quantities and at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our control, including the nature and design of the component, the customer’s specifications, and required delivery timelines. These factors have previously required that we engage in equity sales under various stock purchase agreements to support its operations and strategic initiatives.

However, as of March 31, 2022, we had $4,942 in cash and restricted cash, as well as $20,884 in investments in debt securities. We view this total of $25,826 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

20 / 24

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

21 / 24

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2021 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2021 Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

Resignation of Director and Consulting Agreement

On May 10, 2022, Mr. Abdi Mahamedi resigned as our director. Mr. Mahamedi did not resign because of any disagreement with us on any matter relating to our operations, policies or practices. In connection with Mr. Mahamedi’s resignation, our Board of Directors approved an amendment to Mr. Mahamedi’s previously granted options to purchase an aggregate of 1,870,000 shares of our common stock to provide for the extension of the exercise period of the options through May 10, 2025.

Upon Mr. Mahamedi’s resignation as a director, we entered into a Consulting Agreement, dated May 10, 2022, with Rosewood LLC pursuant to which Mr. Mahamedi as the owner of Rosewood LLC will assess and present business opportunities for the licensing and sublicensing of our technology. Mr. Mahamedi will also provide business development services and perform other special projects as requested by us. The Consulting Agreement has a term of 5 years, subject to Mr. Mahamedi’s or our right to terminate the agreement at any time after December 1, 2022 and subject to certain other early-termination rights. As sole consideration for the Consulting Agreement, we granted to Mr. Mahamedi an option to purchase up to 2.0 million our common stock at an exercise price of the closing market price of our common stock on May 10, 2022 that will vest 33% on the first anniversary of the grant date and the remainder vesting monthly over the ensuing two years, provided that Mr. Mahamedi continues to be engaged as a consultant on each such vesting date. The options have a term of 5 years.

22 / 24

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

10.1	Consulting Agreement dated May 10, 2022 between Liquidmetal Technologies, Inc. and Rosewood LLC which is owned by Mr. Abdi Mahamedi, a former director.

31.1	Certification of Principal Executive Officer and Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

23 / 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 13, 2022	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

24 / 24