Form 10-Q
period 2022-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2022-11-10
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of common shares outstanding as of November 10, 2022 was 917,285,149.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$5,415	$4,091
Restricted cash	5	5
Investments in debt securities- short term	11,526	13,852
Trade accounts receivable, net of allowance for doubtful accounts	-	147
Inventory	55	35
Prepaid expenses and other current assets	563	505
Total current assets	$17,564	$18,635
Investments in debt securities- long term	7,682	8,267
Property and equipment, net	8,059	8,295
Patents and trademarks, net	79	102
Other assets	342	306
Total assets	$33,726	$35,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$88	$112
Accrued liabilities	243	246
Deferred revenue	60	56
Total current liabilities	$391	$414

Long-term liabilities
Other long-term liabilities	902	899
Total liabilities	$1,293	$1,313

Shareholders' equity:

Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 914,449,957 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	917	914
Warrants	18,179	18,179
Additional paid-in capital	287,979	287,641
Accumulated deficit	(274,155)	(272,303)
Accumulated other comprehensive loss	(409)	(62)
Non-controlling interest in subsidiary	(78)	(77)
Total shareholders' equity	$32,433	$34,292

Total liabilities and shareholders' equity	$33,726	$35,605

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Products	$18	$406	$284	$700
Licensing and royalties	-	-	22	21
Total revenue	$18	$406	$306	$721

Cost of sales	15	319	243	528
Gross profit	$3	$87	$63	$193

Operating expenses
Selling, marketing, general and administrative	744	1,643	2,319	3,372
Research and development	19	14	46	74
Total operating expenses	$763	$1,657	$2,365	$3,446
Operating loss	(760)	(1,570)	(2,302)	(3,253)

Lease income	133	132	398	396
Interest and investment income	56	35	51	138

Loss before income taxes	$(571)	$(1,403)	$(1,853)	$(2,719)

Income taxes	-	-	-	-

Net loss	$(571)	$(1,403)	$(1,853)	$(2,719)

Net loss attributable to non-controlling interest	-	-	1	1
Net loss attributable to Liquidmetal Technologies shareholders	$(571)	$(1,403)	$(1,852)	$(2,718)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal
Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	917,285,149	914,449,957	916,970,128	914,449,957

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(571)	$(1,403)	$(1,853)	$(2,719)
Other comprehensive loss, net of tax
Net unrealized losses on available-for-sale securities	(62)	(15)	(347)	(105)
Other comprehensive loss, net of tax	(62)	(15)	(347)	(105)
Comprehensive loss	$(633)	$(1,418)	$(2,200)	$(2,824)
Less: Comprehensive loss attributable to noncontrolling interests	1	-	1	1
Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(632)	$(1,418)	$(2,199)	$(2,823)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Operating activities:
Net loss	$(1,853)	$(2,719)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	285
Stock-based compensation	129	402

Changes in operating assets and liabilities:
Trade accounts receivable	147	(82)
Inventory	(20)	21
Prepaid expenses and other current assets	(58)	(132)
Other assets and liabilities	(33)	(42)
Accounts payable and accrued liabilities	(27)	591
Deferred revenue	4	41
Net cash used in operating activities	(1,452)	(1,635)

Investing Activities:
Purchases of debt securities	(13,252)	(17,788)
Proceeds from sales of debt securities	15,816	23,142
Net cash provided by investing activities	2,564	5,354

Financing Activities:
Common stock issuance	212	-
Net cash provided by financing activities	212	-

Net increase in cash, cash equivalents, and restricted cash	1,324	3,719

Cash, cash equivalents, and restricted cash at beginning of period	4,096	1,519
Cash, cash equivalents, and restricted cash at end of period	$5,420	$5,238

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2022 and September 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2022. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three and nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$11,526	$8,362	$3,164	$-
Investments in debt securities (long-term)	7,682	2,650	5,032	-

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

4. Investments in Debt Securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		September 30,	December 31,	September 30,	December 31,
	Longest Maturity Date	2022	2021	2022	2021

U.S. government and agency securities	2024	7,792	7,327	7,718	7,323
Corporate bonds	2024	11,583	11,635	11,240	11,576
Certificates of deposit	One-year	250	-	250	-
		19,625	18,962	19,208	18,899

Loss from these investments totaled $56 and $51 during the three and nine months ended September 30 30, 2022, respectively. Income from these investments totaled $35 and $138 during the three and nine months ended September 30, 2021, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at September 30, 2022, it determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of September 30, 2022, all investments are current on their schedule interest and dividend payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2022.

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	September 30,	December 31,
	2022	2021
Trade accounts receivable	$-	$147
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable	$-	$147

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $563 and $505 as of September 30, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	September 30,	December 31,
	2022	2021

Prepaid service invoices	$59	$110
Prepaid insurance premiums	365	265
Prepaid lease costs and receivables- short term	25	22
Interest and other receivables	114	108
Total	$563	$505

As of September 30, 2022, prepaid lease costs and receivables-short term are comprised of $17 in prepaid broker commissions that are expected to be amortized within the next twelve months and $8 in receivables for allocated utility costs.

7. Inventory

Inventory totaled $55 and $35 as of September 30, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	September 30,	December 31,
	2022	2021

Work in progress	$55	$35
Finished goods	-	-
Total	$55	$35

8. Property and Equipment, net

Property and equipment consist of the following:

	September 30,	December 31,
	2022	2021

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(3,178)	(2,942)
Total property and equipment, net	$8,059	$8,295

Depreciation expense for three and nine months ended September 30, 2022 was $78 and $236, respectively. Depreciation expense for three and nine months ended September 30, 2021 was $79 and $239, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

9. Patents and Trademarks, net

Net patents and trademarks totaled $79 and $102 as of September 30, 2022 and December 31, 2021, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $6 and $23 for the three and nine months ended September 30, 2022, respectively. This compares to $21 and $63 for the three and nine months ended September 30, 2021, respectively

10. Other Assets

Other assets totaled $342 and $306 as of September 30, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	September 30,	December 31,
	2022	2021

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	328	292
Total	$342	$306

As of September 30, 2022, prepaid lease costs and receivables-long term are comprised of $33 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $295 in straight-line rent accruals.

11. Accrued Liabilities

Accrued liabilities totaled $243 and $246 as of September 30, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	September 30	December 31,
	2022	2021

Accrued payroll, vacation, and bonuses	$103	$111
Accrued severance	56	56
Accrued audit fees	84	79
Total	$243	$246

12. Other Long-Term Liabilities

Other long-term liabilities were $902 as of September 30, 2022 and $899 as of December 31, 2021, and consisted primarily of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law. Included in the balance for September 30, 2022 is $43 in tenant deposits and $3 credit for ConMed Corporation. Included in the balance for December 31, 2021 is $43 in tenant deposits.

13. Stock Compensation Plans

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. Under this plan, the Company had outstanding grants of options to purchase 5,674,000 and 7,009,192 shares of the Company’s common stock as of September 30, 2022 and December 31, 2021, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under this plan, the Company had outstanding grants of options to purchase 20,941,667 and 20,441,667 shares of the Company’s common stock as of September 30, 2022 and December 31, 2021, respectively.

Stock based compensation expense attributable to these plans was $32 and $129 for the three and nine months ended September 30, 2022, respectively. This compares to $195 and $402 for the three and nine months ended September 30, 2021, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2022 (remaining three months)	$122
2023	651
2024	699
2025	237
2026	-
Thereafter	-
$1,709

15. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended September 30, 2022:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, June 30, 2022	-	917,285,149	$917	$18,179	$287,947	$(273,584)	$(347)	$(78)	$33,034

Stock-based compensation					32				32
Net loss						(571)		-	(571)
Other comprehensive income							(62)		(62)

Balance, September 30, 2022	-	917,285,149	$917	$18,179	$287,979	$(274,155)	$(409)	$(78)	$32,433

The following table provides the Company’s changes in equity for the nine months ended September 30, 2022:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, December 31, 2021	-	914,449,957	$914	$18,179	$287,641	$(272,303)	$(62)	$(77)	$34,292

Common stock issuance		2,835,192	3		209				212
Stock-based compensation					129				129
Net loss						(1,852)		(1)	(1,853)
Other comprehensive loss							(347)		(347)

Balance, September 30, 2022	-	917,285,149	$917	$18,179	$287,979	$(274,155)	$(409)	$(78)	$32,433

The following table provides the Company’s changes in equity for the three months ended September 30, 2021:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, June 30, 2021	-	914,449,957	$914	$18,179	$287,390	$(270,241)	$26	$(77)	$36,191

Stock-based compensation					195				195
Net loss						(1,403)			(1,403)
Other comprehensive income							(15)		(15)

Balance, September 30, 2021	-	914,449,957	$914	$18,179	$287,585	$(271,644)	$11	$(77)	$34,968

The following table provides the Company’s changes in equity for the nine months ended September 30, 2021:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, December 31, 2020	-	914,449,957	$914	$18,179	$287,183	$(268,926)	$116	$(76)	$37,390

Stock-based compensation					402				402
Net loss						(2,718)		(1)	(2,719)
Other comprehensive loss							(105)		(105)

Balance, September 30, 2021	-	914,449,957	$914	$18,179	$287,585	$(271,644)	$11	$(77)	$34,968

16. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended September 30, 2022:

	Unrealized gains (losses) on available- for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2022	$(347)	$(347)

Other comprehensive loss before reclassifications	(62)	(62)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(62)	(62)
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2022	$(409)	$(409)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2022:

	Unrealized gains (losses) on available- for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2021	$(62)	$(62)

Other comprehensive loss before reclassifications	(347)	(347)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(347)	(347)
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2022	$(409)	$(409)

The following table presents a summary of the changes in each component of AOCI for the three months ended September 30, 2021:

	Unrealized gains (losses) on available- for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2021	$26	$26

Other comprehensive loss before reclassifications	(15)	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(15)	(15)
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2021	$11	$11

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2021:

	Unrealized gains (losses) on available- for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2020	$116	$116

Other comprehensive loss before reclassifications	(105)	(105)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(105)	(105)
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2021	$11	$11

17. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 26,615,667 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at September 30, 2022, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at September 30, 2022, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

On March 20, 2016, in connection with the 2016 Purchase Agreement, the Company and Eontec, entered into a cross-license agreement to share their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary outsourced manufacturer. As of September 30, 2022, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $10 and $165 during the three and nine months ended September 30, 2022, respectively. Equipment and services procured from Eontec, and their affiliates, were $136 and $409 during the three and nine months ended September 30, 2021, respectively.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

	For the three months ended September 30,				For the nine months ended September 30,
	2022		2021		2022		2021
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$18		$406		$284		$700
Licensing and royalties	-		-		22		21
Total revenue	18		406		306		721

Cost of sales	15	83%	319	79%	243	79%	528	73%
Gross profit	3	17%	87	21%	63	21%	193	27%

Selling, marketing, general and administrative	744	4133%	1,643	405%	2,319	758%	3,372	468%
Research and development	19	106%	14	3%	46	15%	74	10%
Total operating expense	763		1,657		2,365		3,446

Operating loss	(760)		(1,570)		(2,302)		(3,253)

Lease income	133		132		398		396
Interest and investment income	56		35		51		138
Net loss	$(571)		$(1,403)		$(1,853)		$(2,719)

Revenue and operating expenses

Revenue. Total revenue decreased to $18 for the three months ended September 30, 2022 from $406 for the three months ended September 30, 2021. Total revenue decreased to $306 for the nine months ended September 30, 2022 from $721 for the nine months ended September 30, 2021. The decrease for both period was attributable to lower general production shipments of products made by our contract manufacturers and decreases in payments under development projects, following the Company’s transition to outsourced manufacturing in 2020.

Cost of sales. Cost of sales was $15, or 83% of total revenue, for the three months ended September 30, 2022, a decrease from $319, or 79% of total revenue, for the three months ended September 30, 2021. Cost of sales was $243, or 79% of total revenue, for the nine months ended September 30, 2022, an increase from $528, or 73% of total revenue, for the nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 and 2021 was attributable to lower products revenue, increase in licensing and royalties revenue, and lower gross profit percentages. The decrease for the nine months ended September 30, 2022 and 2021 was attributable to lower products revenue, decrease in licensing and royalties revenue, and higher gross profit percentages. If we begin increasing our products revenues with shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit. Our gross profit decreased to $3 for the three months ended September 30, 2022 from $87 for the three months ended September 30, 2021. Our gross profit as a percentage of total revenue, decreased to 17% for the three months ended September 30, 2022 from 21% for the three months ended September 30, 2021. Our gross profit decreased to $63 for the nine months ended September 30, 2022 from $193 for the nine months ended September 30, 2021. Our gross profit as a percentage of total revenue, decreased to 21% for the nine months ended September 30, 2022 from 27% for the nine months ended September 30, 2021. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $744 and $2,319 for the three and nine months ended September 30, 2022, respectively, compared to $1,657 and $3,446 for the three and nine months ended September 30, 2021, respectively. The decrease in expenses was primarily attributable to lower stock-based compensation as well as continued cost reductions.

Research and development. Research and development expenses were $19 and $46 for the three and nine months ended September 30, 2022, respectively, compared to $14 and $74 for the three and nine months ended September 30, 2021, respectively. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

Operating loss. Operating loss was $760 and $2,302 for the three and nine months ended September 30, 2022, respectively. This compares to $1,570 and $3,253 for the three and nine months ended September 30, 2021, respectively. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Other income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $133 and $398 for the three and nine months ended September 30, 2022, respectively. This compares to $132 and $396 for the three and nine months ended September 30, 2021, respectively.

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment was $56 and $51 for the three and nine months ended September 30, 2022, respectively. This compares to interest and investment income of $35 and $138 during the three and nine months ended September 30, 2021, respectively. The decrease during 2022 is due continued volatility in corporate debt and bond markets, which is resulting in reduced yields.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $1,452 and $1,635 for the nine months ended September 30, 2022 and 2021, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by investing activities

Cash provided by investing activities totaled $2,564 and provided by investing activities totaled $5,354 for the nine months ended September 30, 2022 and 2021, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities.

Cash provided by financing activities

Cash provided by financing activities totaled $212 for the nine months ended September 30, 2022 related to the exercise of our stock options, and $0 for the nine months ended September 30, 2021.

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

However, as of September 30, 2022, we had $5,420 in cash and restricted cash, as well as $19,208 in investments in debt securities. We view this total of $24,628 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 10, 2022	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)