Form 10-K
period 2022-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2023-03-14
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, was approximately $40,867,180. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.08 per share, the closing price of the common stock as reported on the “OTCQB Venture Marketplace” on June 30, 2022, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2022, is deemed to be an affiliate.

The number of shares of common stock outstanding as of March 10, 2023 was 917,285,149.

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

Our Intellectual Property

Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes more than 35 owned or licensed U.S. patents relating to the composition, processing, and application of our alloys, as well as more than 30 foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at Caltech. We have acquired patent rights that provide us with the exclusive right to commercialize amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2023 and 2039. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

Research and Development

We have engaged in limited research and development programs that were driven by the following key objectives:

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

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2022 and 2021 were $55 and $84, respectively.

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

Customers

During 2022, there were three major customers, who together accounted for 74% of our revenue. During 2021, there were three major customers, who together accounted for 82% of our revenue. As of December 31, 2022, one customers represented 100%, or $24, of the total outstanding trade accounts receivable. As of December 31, 2021, two customers represented 89%, or $147,000, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. Our goal is to educate customers on the benefits of our technology and help them gain adequate knowledge to apply the technology to their upcoming product application designs. To that end, we have business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products. We currently have 4 full-time individuals engaged in our internal sales, business development and marketing activities. In addition, we work closely with a team of more than 15 external sales representatives covering the territories of North America and Europe.

Human Capital

As of December 31, 2022, we had 7 full-time employees and 1 full-time consultant. As of that date, none of our employees or consultants were represented by a labor union.  We have not experienced any work stoppages, and we consider our employee and consultant relations to be favorable. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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

We have experienced significant cumulative operating losses since our inception. Our operating loss for the fiscal years ended December 31, 2022 and 2021 were $3.1 million and $4.1 million, respectively. We had an accumulated deficit of approximately $274.7 million at December 31, 2022, and approximately $272.3 million at December 31, 2021. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2022 and 2039. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

As of December 31, 2022, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 47.9% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2022, the highest bid price for our common stock was $0.17 per share, while the lowest bid price during that period was $0.06 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

We currently rely on Yihao to manufacture our products. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Li our Chairman and is indirectly controlled by Professor Li. Professor Li, through his affiliates, is the largest beneficial owner of our common stock and owns approximately 45.4% of our common stock and is able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. As a result of this significant ownership and his affiliation with Yihao, as well as the future importance of Yihao as a manufacturer of the Company’s products, Professor Li may have conflicts of interest and interests that are not aligned with those of other stockholders of the Company.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “OTCQB Venture Marketplace” under the symbol “LQMT.” On March 10, 2023, the last reported sales price of our common stock was $0.09 per share. As of March 10, 2023, we had 207 active record holders of our common stock.

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

2022	High	Low
Fourth Quarter	$0.17	$0.09
Third Quarter	$0.12	$0.08
Second Quarter	$0.11	$0.08
First Quarter	$0.08	$0.06

2021	High	Low
Fourth Quarter	$0.10	$0.08
Third Quarter	$0.12	$0.07
Second Quarter	$0.09	$0.07
First Quarter	$0.12	$0.08

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

Corporate Facility Purchase and Lease

On February 16, 2017, we purchased a 41,000 square foot facility (the “Facility”) located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the Facility was $7,818.

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

RESULTS OF OPERATIONS

	For the years ended December 31,
	2022		2021
	in 000's	% of Revenue	in 000's	% of Revenue

Revenue:
Products	$361		$790		$(429)
Licensing and royalties	22		21		1
Total revenue	383		811		(428)

Cost of sales	316	83%	628	77%	(312)
Gross profit	67	17%	183	23%	(116)

Selling, marketing, general and administrative	3,064	800%	4,160	513%	(1,096)
Research and development	55	14%	84	10%	(29)
Gain on disposal of long-lived assets	-	0%	-	0%	-
Total operating expense	3,119		4,244		(1,125)

Operating loss	(3,052)		(4,061)		1,009

Lease income	530		529		1
Interest and investment income	128		154		(26)

Net loss	$(2,394)		$(3,378)		$984

(a)	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue and operating expenses

Revenue. Total revenue decreased by $428 to $383 for the year ended December 31, 2022 from $811 for the year ended December 31, 2021.  The decrease was attributable to lower product sale volumes associated with the Company’s continued transition from internal manufacturing to outsourced manufacturing.

Cost of sales. Cost of sales was $316, or 83% of total revenue, for the year ended December 31, 2022, an increase from $628, or 77% of total revenue, for the year ended December 31, 2021. The increase in our cost of sales was primarily driven by lower product revenues with lower gross profit percentages. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross profit. Our gross profit decreased by $116 from $183 as of December 31, 2021 to $67 as of December 31, 2022. Our gross margin percentage decreased from 23% as of December 31, 2021 to 17% as of December 31, 2022. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses decreased by $1,096 to $3,064, or 800% of revenue, for the year ended December 31, 2022 from $4,160, or 513% of revenue, for the year ended December 31, 2021. The decrease in expenses was primarily attributable to stock base compensation and severance expense in connection with the separation agreements the Company entered into with our former COO and Vice President of Finance, Dr. Bruce Bromage and Mr. Bryce Van, respectively in 2021.

Research and development expenses. Research and development expenses decreased by $29 to $55, or 14% of revenue, for the year ended December 31, 2022, from $84, or 10% of revenue, for the year ended December 31, 2021. The decrease in expense was mainly due to reductions in employee compensation, and associated development initiatives from headcount reductions. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

Operating loss. Operating loss decreased by $1,009 from $4,061 for the year ended December 31, 2021 to $3,052 for the year ended December 31, 2022. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Non-operational income and expenses

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $128 and $154 for the years ended December 31, 2022 and 2021, respectively. The decrease during 2022 is due to lower overall yields on debt securities as a result of the global economic recovery from the COVID-19 pandemic and global economic impact of Russia-Ukraine war.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $530 and $529 for the years ended December 31, 2022 and 2021, respectively.

Net loss. Our annual net losses of $2,394 as of December 31, 2022 and $3,378 as of December 31, 2021 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $1,776 for the year ended December 31, 2022 and $2,730 for the year ended December 31, 2021. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash used in investing activities totaled $258 for the year ended December 31, 2022 and cash provided by investing activities totaled $5,307 for the year ended December 31, 2021. Cash used in investing activities primarily consist of purchases of debt securities in line with our investment strategy.

Cash provided by financing activities

Cash provided by financing activities totaled $212 for the year ended December 31, 2022 and $0 for the year ended December 31, 2021.

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

However, as of December 31, 2022, the Company had $2,274 in cash and restricted cash, as well as $22,081 in investments in debt securities. The Company views this total of $24,355 as readily available sources of liquidity in the event needed to advance the Company’s existing strategy, and/or pursue an alternative strategy. As such, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our Company, or that engages in leasing, hedging, or research and development arrangements with our Company. As of December 31, 2022, the Company did not have any off-balance sheet arrangements.

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

•

We value our long-lived assets at the lower of cost or fair market value. We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for our technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If we concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No cash impairment charges were recorded for the years ended December 31, 2022 and December 31, 2021.

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

•

We invest excess funds in debt securities to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. We classify our investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. We evaluate our debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of these assessments, we did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2022 and 2021.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements

The financial statements required by this item can be found beginning on page 45 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

As reported on a Forn 8-K filed on December 21, 2021, on December 15, 2021, the Board of the Company approved the engagement of BF Borgers CPA, PC (“BF Borgers”) as the independent registered public accounting firm for its fiscal year ending December 31, 2021. The engagement was effective on December 16, 2021, the date on which the Company transmitted the executed engagement letter to BF Borgers. Accordingly, SingerLewak LLP (“SingerLewak”), who had served as the Company’s independent registered public accounting firm since 2011, was dismissed as the Company’s independent registered public accounting firm as of December 15, 2021 by the the Board of Directors.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive/Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive/Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2022 (the end of the period covered by this report).

Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2022. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of March 10, 2023:

Name	Age	Position

Lugee Li	63	Chairman of the Board

Tony Chung	53	Chief Executive Officer, Director

Isaac Bresnick	37	President, Director

Vincent Carrubba	63	Director

Professor Lugee Li (“Professor Li”) was elected by our board of directors to serve as our Chief Executive Officer in December 2016. Pursuant to the terms of the 2016 Purchase Agreement, Professor Li was appointed as a member of our board of directors in March 2016 and became Chairman of our board of directors in October 2016. Professor Li is the founder, Chairman, and shareholder of DongGuan Eontec Co. Ltd. (“Eontec”), a Hong Kong company listed on the Shenzen Stock Exchange engaged in the production of precision die-cast products and the research and development of new materials. Professor Li founded Eontec in 1993 and has served as its Chairman since that date. At Eontec, Professor Li is responsible for strategic development and research and development. Professor Li is also the founder and sole shareholder of Leader Biomedical Limited, a Hong Kong company engaged in the supply of biomaterials and surgical implants. Professor Li serves as an analyst for the Institute of Metal Research at the Chinese Academy of Sciences and serves part-time as a professor at several universities in China. Professor Li owns Liquidmetal Technology Limited, a Hong Kong company and the Investor in our 2016 Purchase Agreement. Due to his decades of experience in our industry, as well as his academic credentials, we believe Professor Li is qualified to serve as one of our directors.

Tony Chung was appointed as the Company’s Chief Executive Officer on July 6, 2021 and has served as a Director since August 2017. Mr. Chung had previously served as the Company’s Chief Financial Officer from December 2008 to August 2017. Prior to re-joining the Company as an executive, he was the Chief Financial Officer of Solarcity, currently a division of Tesla Inc., that provides advanced solar technology solutions. Mr. Chung also served as the Managing Director of Baypoint Ventures, a technology investment fund. Mr. Chung is an Attorney and received a B.S. degree in business from UC Berkeley and a J.D. Degree from PCU Law School. We believe that Mr. Chung’s business and financial experience, including within the technology industry and the Company specifically, qualifies him to serve as one of our directors.

Isaac Bresnick began serving as a Director in October 2016 and was appointed to the role of President on July 6, 2021. Prior to being appointed as President, he was the Executive Administrator of the Company since November 2016. From October 2014 to November 2016, Mr. Bresnick served as Legal and Regulatory Affairs Director for the Leader Biomedical Group, a private company based in Hong Kong and operating from Amsterdam, the Netherlands. At Leader Biomedical, Mr. Bresnick was responsible for the direction and management of legal affairs, regulatory affairs, quality control and quality assurance, as well as for advising executive management of affiliated companies. From July 2013 to October 2017, Mr. Bresnick served as Director of aap Joints GmbH, a private company in Berlin, Germany. From January 2013 through June 2013, Mr. Bresnick provided full-time consulting services to AAP Orthopedics Ltd., a BVI company. Mr. Bresnick is an Attorney and received his J.D. from the University of Connecticut School of Law in 2013, and his B.S. in Industrial Design from the University of Bridgeport in 2008. After completion of his undergraduate studies and continuing through his enrollment at the University of Connecticut, Mr. Bresnick worked as Senior Arrangements Designer for Electric Boat Corporation, a subsidiary of General Dynamics, from June 2008 to December 2012. Due to his executive management experience, we believe Mr. Bresnick is qualified to serve as one of our directors.

Vincent Carrubba began serving on our board of directors in October 2016. From September 2014 through the present, Mr. Carrubba has served as the CEO of Admiral Composite Technologies Inc. (“Admiral”). During his time at Admiral, Mr. Carrubba has helped to develop new technologies for environmentally responsible and innovative building materials which represent Admiral’s product lines. Mr. Carrubba has also served as Admiral’s Chairman since its inception in 2009. From September 2014 through the present, Mr. Carrubba has served as the CEO of Asia Sourcing & Communications USA Inc. and he has served as its Chairman since its inception in 2013. From 2002 through August 2014, Mr. Carrubba served as the Director of research and development for Interdynamics Inc. and IDQ Holdings, where he was responsible for all research and development and quality control matters, including the management of engineering, legal, patenting, regulatory, insurance and consumer relations matters. From 1989 through 1992, Mr. Carrubba designed and installed the New York Stock Exchange telecommunications and information technology systems. Mr. Carrubba has held engineering and executive positions with Xerox, General Electric, Bristol-Meyers Squibb and AT&T and he is the inventor of several patents related to telecommunications, professional tools and consumer products. Mr. Carrubba received a Bachelor of Arts degree in Engineering Science and a Bachelor of Science Degree in Mechanical Engineering from Columbia University’s School of Engineering and Applied Science (SEAS) in 1982. We believe Mr. Carrubba is qualified to serve as one of our directors because of his extensive experience in the technology industry, including his experience with major telecommunications companies.

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons also are required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2022 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2022.

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

Item 11. Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2022: (i) Professor Li, our Chairman and Former CEO / President (ii) Tony Chung, our Chief Executive Officer and Principal Financial Officer, and (iii) Isaac Bresnick, our President. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2022, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2022 and 2021 (ii) the aggregate grant date fair value of stock and option awards granted during 2022 and 2021, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2022 and 2021 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2022 and 2021; (v) all other compensation for 2022 and 2021; and, finally, (vi) the dollar value of total compensation for 2022 and 2021.

Name and Principal Position	Year	Salary	Severance	Bonus	Stock Awards	Option Awards		Total
Lugee Li,	2022	$-	$-	$-	$-	$-		$-
Chairman, Former Chief Executive Officer, Former President	2021	$-	$-	$-	$-	$-		$-
Tony Chung,	2022	$240,000	$-	$-	$-	$-		$240,000
Chief Executive Officer and Chief Financial Officer	2021	$108,923	$-	$20,000	$-	$308,453	(1)	$437,376
Isaac Bresnick,	2022	$154,000	$-	$-	$-	$-		$154,000
President and Former Executive Administrator	2021	$154,000	$-	$-	$-	$49,022	(2)	$203,022

(1)	Options to purchase 7,500,000 shares of our common stock were awarded to Mr. Chung on July 7, 2021.
(2)	Options to purchase 900,000 shares of our common stock were awarded to Mr. Bresnick on December 15, 2021.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2022, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Lugee Li	766,667		-		-	$0.13	5/4/2026
			133,333	(1)		$0.09	12/14/2031
Tony Chung	75,000		-		-	$0.38	10/17/2027
	240,000		-		-	$0.14	11/14/2028
	5,000,000	(2)	2,500,000	(2)		$0.07	7/6/2031
Isaac Bresnick	1,240,000				-	$0.25	12/13/2026
	240,000		-		-	$0.23	2/7/2027
			600,000	(3)		$0.09	12/14/2031

(1)	The shares underlying these grants vest 33% following the first anniversary of the grant date of December 15, 2021, and on a monthly basis following such date for the remaining two years thereof.

(2)	The shares underlying these grants are subject to a combination of market-price based and time-based lock-up provisions.

(3)	The shares underlying these grants vest 33% following the first anniversary of the grant date of December 15, 2021, and on a monthly basis following such date for the remaining two years thereof.

Employment Agreements and Change of Control Agreement

No named executive has an employment agreement or change of control agreement with the Company as of December 31, 2022, except as follows.

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

Potential Payments Upon Termination or Change in Control

The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment agreement or change of control agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2022.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lugee Li	$-	-	$-	-	-	-	$-
Vincent Carrubba	$30,000	-	$-	-	-	-	$30,000

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors. Mr. Currubba received a base fee of $30,000 during 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2023 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership for each individual includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of December 31, 2022 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total of 917,285,149 shares of our common stock were issued and outstanding as of March 10, 2023. Unless otherwise indicated, the address of all directors and named executive officers is 20321 Valencia Circle, Lake Forest, California 92630.

	Common Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)

Directors and Named Executive Officers
Lugee Li	417,193,626	(2)	45.0%
Vincent Carrubba	1,273,334	(3)	*
Tony Chung	5,400,250	(4)	*
Isaac Bresnick	1,240,000	(5)	*

All directors and executive officers as a group (4 persons)	425,107,210		45.4%

5% Shareholders
Liquidmetal Technology Limited	415,066,809	(6)	44.8%
Room 906, Tai Tung Building, 8 Fleming Rd
Wanchai, Hong Kong

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 10, 2023. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of December 31, 2022, or securities convertible into common stock within 60 days of December 31, 2022, are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of common stock beneficially owned is based on 917,285,149 shares of common stock outstanding as of December 31, 2022.

(2)	Includes:

(a)

405,000,000 shares of common stock held of record by Liquidmetal Technology Limited. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has the power to direct the voting and disposition of such shares;

(b)

10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of December 31, 2022. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has the power to direct the voting and disposition of such shares;

(c)	1,360,150 shares of common stock held of record by Professor Li; and

(d)

766,667 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of December 31, 2022. Does not include 133,333 shares that are issuable pursuant to outstanding stock options, held by Professor Li, that are not exercisable currently or within 60 days of December 31, 2022.

(3)

Includes 1,273,334 shares issuable pursuant to outstanding stock options, held of record by Mr. Carrubba, which are exercisable currently or within 60 days of December 31, 2022. Does not include 133,333 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2022.

(4)	Includes:

(a)	85,250 shares of common stock held of record by Mr. Chung; and

(b)

5,315,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of December 31, 2022. Does not include 2,500,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2022.

(5)

Includes 1,240,000 shares issuable pursuant to outstanding stock options, held of record by Mr. Bresnick, which are exercisable currently or within 60 days of December 31, 2022. Does not include 600,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2022.

(6)	Includes:

(a)	405,000,000 shares of common stock held of record by Liquidmetal Technology Limited; and
(b)	10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of December 31, 2022.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	26,615,667	$0.14	20,334,757

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2022 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2012 Equity Incentive Plan	30,000,000	11,227,445	5,674,000	13,098,555
2015 Equity Incentive Plan	40,000,000	11,822,131	20,941,667	7,236,202
Total Stock Options	70,000,000	23,049,576	26,615,667	20,334,757

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

The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, it permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30 million shares of our common stock were authorized to be granted under the 2012 Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. However, the 2012 Plan expired in June 2022.

There were 5,674,000 outstanding options or stock awards at a weighted average price of $0.20 under the 2012 Plan as of December 31, 2022. There were 4,740,667 options exercisable and 11,227,445 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2022.

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

There were 20,941,667 outstanding options or stock awards at a weighted average price of $0.12 under the 2015 Plan as of December 31, 2022. There were 16,041,668 options exercisable and 11,822,131 shares had been issued upon exercise of options under the 2015 Plan as of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of December 31, 2022, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $215 and $477 during the years ended December 31, 2022 and 2021, respectively.

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

Director Independence

Our board of directors currently has four members – Lugee Li, Isaac Bresnick, Vincent Carrubba, and Tony Chung. Our board of directors has determined that Mr. Carrubba is an “independent director” as such term is defined by the rules of the NASDAQ Stock Market, Inc.

Item 14. Principal Accountant Fees and Services

Audit Fees for 2022 and 2021

The following table summarizes the aggregate fees billed to us by BF Borgers CPA, PC, our principal accounts, for professional services during the years ended December 31, 2022 and December 31, 2021:

Fees	2022	2021
Audit Fees (1)	$70,600	$120,150
All Other Fees	-	-
Total Fees	$70,600	$120,150

(1) Audit Fees.

Fees for audit services billed in 2022 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2021 and 2022; and
•	Review of the Company’s quarterly financial statements for 2022.

Fees for audit services billed in 2021 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2020 and 2021; and
•	Review of the Company’s quarterly financial statements for 2021.

Board of Director Pre-Approval Policies

Our board of directors pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our board of directors approved 100% of the services performed by and BF Borgers CPA, PC in 2022 and 2021 and no non-audit related services were provided by BF Borgers CPA, PC in either of 2022 or 2021.

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

10.32**

Manufacture Supply Agreement dated January 12, 2022, between Liquidmetal Technologies, Inc. and Dongguan Yihao Metal Materials Technology Co. Ltd. (incorporated by reference from Exhibit 10.36 to the Form 8-K filed on January 19, 2022).

10.33

Liquidmetal Golf License Agreement dated January 13, 2022, between Liquidmetal Technologies, Inc. and Amorphous Technologies Japan, Inc. (incorporated by reference from Exhibit 10.32 to the Form 8-K filed on January 19, 2022).

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

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Loss, (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Liquidmetal Technologies, Inc.

By:	/s/ Tony Chung
Tony Chung Chief Executive Officer (Principal Executive and Financial Officer)

Date:	March 14, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Chung	Chief Executive Officer and Director	March 14, 2023
Tony Chung	(Principal Executive and Financial Officer)

/s/ Lugee Li	Chairman and Director	March 14, 2023
Lugee Li

/s/ Isaac Bresnick	President and Director	March 14, 2023
Isaac Bresnick

/s/ Vincent Carrubba	Director	March 14, 2023
Vincent Carrubba

Certifications provided as Exhibits.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of LIQUIDMETAL TECHNOLOGIES INC.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LIQUIDMETAL TECHNOLOGIES INC. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flow for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

March 14, 2023

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

ASSETS

Current assets:
Cash and cash equivalents	$2,269	$4,091
Restricted cash	5	5
Investments in debt securities- short term	16,435	13,852
Trade accounts receivable, net of allowance for doubtful accounts	24	147
Inventory	25	35
Prepaid expenses and other current assets	525	505
Total current assets	$19,283	$18,635
Investments in debt securities- long term	5,646	8,267
Property and equipment, net	7,980	8,295
Patents and trademarks, net	73	102
Other assets	353	306
Total assets	$33,335	$35,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	88	112
Accrued liabilities	265	246
Deferred revenue	41	56
Total current liabilities	$394	$414

Long-term liabilities
Other long-term liabilities	902	899
Total liabilities	$1,296	$1,313

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 914,449,957 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	917	914
Warrants	18,179	18,179
Additional paid-in capital	288,013	287,641
Accumulated deficit	(274,696)	(272,303)
Accumulated other comprehensive income	(296)	(62)
Non-controlling interest in subsidiary	(78)	(77)
Total shareholders' equity	$32,039	$34,292

Total liabilities and shareholders' equity	$33,335	$35,605

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021

Revenue
Products	$361	$790
Licensing and royalties	22	21
Total revenue	383	811

Cost of sales	316	628

Gross profit	67	183

Operating expenses
Selling, marketing, general and administrative	3,064	4,160
Research and development	55	84
Total operating expenses	3,119	4,244
Operating loss	(3,052)	(4,061)

Lease income	530	529
Interest and investment income	128	154

Loss before income taxes	(2,394)	(3,378)

Income taxes	-	-

Net loss	(2,394)	(3,378)

Net loss attributable to non-controlling interest	1	1
Net loss attributable to Liquidmetal Technologies shareholders	(2,393)	(3,377)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.00)	$(0.00)

Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.00)	$(0.00)

Number of weighted average shares - basic	917,048,883	914,449,957
Number of weighted average shares - diluted	917,048,883	914,449,957

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021

Net loss	$(2,394)	$(3,378)
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	(234)	(178)
Other comprehensive income (loss), net of tax	(234)	(178)
Comprehensive loss	$(2,628)	$(3,556)
Less: Comprehensive loss attributable to noncontrolling interests	1	1
Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(2,627)	$(3,555)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income	Non- controlling Interest	Total
Balance, December 31, 2020	-	914,449,957	$914	$18,179	$287,183	$(268,926)	$116	$(76)	$37,390

Stock-based compensation	-	-	-	-	458	-	-	-	458
Net loss	-	-	-	-	-	(3,377)	-	(1)	(3,378)
Other comprehensive loss	-	-	-	-	-	-	(178)	-	(178)

Balance, December 31, 2021	-	914,449,957	914	18,179	287,641	(272,303)	(62)	(77)	34,292

Common Stock Issuance	-	2,835,192	3	-	209	-	-	-	212
Stock-based compensation	-	-	-	-	163	-	-	-	163
Net loss	-	-	-	-	-	(2,393)	-	(1)	(2,394)
Other comprehensive loss	-	-	-	-	-	-	(234)	-	(234)

Balance, December 31, 2022	-	917,285,149	917	18,179	288,013	(274,696)	(296)	(78)	32,039

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021

Operating activities:
Net loss	$(2,394)	$(3,378)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344	375
Realized investment gains (loss)	62	(116)
Stock-based compensation	163	458

Changes in operating assets and liabilities:
Trade accounts receivable	123	124
Inventory	10	8
Prepaid expenses and other current assets	(20)	(40)
Other assets and liabilities	(44)	(55)
Accounts payable and accrued liabilities	(5)	(162)
Deferred revenue	(15)	56
Net cash used in operating activities	(1,776)	(2,730)

Investing Activities:
Purchases of debt securities	(21,709)	(19,310)
Proceeds from sales of debt securities	21,451	24,617
Net cash provided by (used in) investing activities	(258)	5,307

Financing Activities:
Common stock issuance	212	-
Net cash provided by financing activities	212	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,822)	2,577

Cash, cash equivalents, and restricted cash at beginning of period	4,096	1,519
Cash, cash equivalents, and restricted cash at end of period	$2,274	$4,096

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

Cash and cash equivalents. The Company considers all highly-liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2022 and 2021, the Company held deposits of $1,958 and $3,895, respectively, in such highly-liquid investments.

Investments in debt securities. The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2022 and 2021.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2022, one customer represented 100%, or $24, of the total outstanding trade accounts receivable. As of December 31, 2021, two customers represented 89%, or $130, of the total outstanding trade accounts receivable. During 2022, there were three major customers, who together accounted for 74% of total revenue. During 2021, there were three major customers, who together accounted for 82% of total revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations. At December 31, 2022 and 2021, the Company had recorded an allowance for doubtful accounts of $0 and $0, respectively.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the years ended December 31, 2022 and December 31, 2021.

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

As of December 31, 2022, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	16,436	13,661	2,775	-
Investments in debt securities (long-term)	5,645	1,555	4,090	-

As of December 31, 2021, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	13,852	10,138	3,714	-
Investments in debt securities (long-term)	8,267	199	8,068	-

Non-recurring fair value measurements. Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). No such losses were recorded during the year ended December 31, 2022 and 2021.

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $73 and $63, for the years ended December 31, 2022 and 2021, respectively.

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

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2022 and 2021, respectively.

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

Supplemental Cash Flow Information. Cash payments for interest were $0 for each of the years ended December 31, 2022 and 2021, respectively.

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

Corporate Facility Purchase and Lease

On February 16, 2017, the Company purchased a 41,000 square foot facility (the “Facility”) located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the Facility was $7,818.

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

4. Investments in Debt Securities

The following table sets forth amortized cost and fair value of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		December 31,	December 31,	December 31,	December 31,
	Longest Maturity Date	2022	2021	2022	2021

U.S. government and agency securities	2022	11,964	7,327	11,922	7,323
Corporate bonds	2024	10,421	11,635	10,159	11,576
Certificates of deposit	One-year	-	-	-	-
		22,385	18,962	22,081	18,899

Income from these investments totaled $128 and $155 during the years ended December 31, 2022 and 2021, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities in an unrealized loss position at December 31, 2022, it determined that the losses were primarily the result of current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2022.

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	December 31,
	2022	2021
Trade accounts receivable	$24	$147
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable	$24	$147

During the year ended December 31, 2022 and 2021, there was no allowance for doubtful accounts..

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $525 and $505 as of December 31, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	December 31,
	2022	2021

Prepaid service invoices	$110	$110
Prepaid insurance premiums	265	265
Prepaid lease costs and receivables- short term	23	22
Interest and other receivables	127	108
Total	$525	$505

As of December 31, 2022, prepaid lease costs and receivables- short term are comprised of $17 in prepaid broker commissions that are expected to be amortized within the next twelve months and $6 in receivables for allocated utility costs. As of December 31, 2022 and 2021, interest and other receivables are comprised entirely of interest receivable from investments in debt.

7. Inventory

Inventory totaled $25 and $35 as of December 31, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	December 31,
	2022	2021

Work in progress	$25	$35
Finished goods	-	-
Total	25	35

8. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2022	2021

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(3,257)	(2,942)
Total property and equipment, net	$7,980	$8,295

Depreciation expense for the years ended December 31, 2022 and 2021 was $315 and $319, respectively. For the year ended December 31, 2022, $315 was included in selling, marketing, general and administrative expenses. For the year ended December 31, 2021, $319 was included in selling, marketing, general and administrative expenses.

9. Patents and Trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2022	2021

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total intangible assets	2,400	2,400
Purchased and licensed patent rights	$(566)	$(566)
Internally developed patents	(1,615)	(1,588)
Trademarks	(146)	(144)
Total accumulated amortization	(2,327)	(2,298)
Total intangible assets, net	$73	$102

Amortization expense was $29 and $56 for the years ended December 31, 2022 and 2021, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense

2023	20
2024	17
2025	14
2026	22
$73

The weighted average amortization periods for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

10. Other Assets

Other assets totaled $353 and $306 as of December 31, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	December 31,
	2022	2021

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	339	292
Total	353	306

As of December 31, 2022, prepaid lease costs and receivables- long term are comprised of $29 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $310 in straight-line rent accruals.

11. Accrued Liabilities

Accrued liabilities totaled $265 and $246 as of December 31, 2022 and December 31, 2021, respectively. Included within these totals are the following:

	December 31,
	2022	2021

Accrued payroll, vacation, and bonuses	$124	$111
Accrued severance	56	56
Accrued audit fees	85	79
Total	265	246

12. Other Long-Term Liabilities

Other long-term liabilities was $902 as of December 31, 2022, and consisted of $859 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance as of December 31, 2022 is $43 in tenant deposits under the Facility Lease.

Other long-term liabilities was $899 as of December 31, 2021, and consisted of $856 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance as of December 31, 2021 is $43 in tenant deposits under the Facility Lease.

The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

13. Stock Compensation Plan

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. On December 16, 2021, the Company granted option grants under the Company’s 2012 Equity Incentive Plan, as approved to by the Board, for employees up to 1,400,000 shares of the Company’s common stock in total. During the year ended December 31, 2021, the Company granted 1,400,000 options to purchase shares of the Company’s common stock. Under this plan, the Company had outstanding grants of options to purchase 5,674,000 and 7,009,192 shares of the Company’s common stock as of December 31, 2022 and December 31, 2021, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. On July 7, 2021, the Company granted Mr. Chung an option grant under the Company’s 2015 Equity Incentive Plan, as approved by the Board, to purchase up to 7,500,000 shares of Company stock. On December 16, 2021, the Company granted option grants under the Company’s 2015 Equity Incentive Plan, as approved to by the Board, for directors up to 600,000 shares of the Company’s common stock in total. During the year ended December 31, 2021, the Company granted 8,100,000 options to purchase shares of the Company’s common stock. Under this plan, the Company had outstanding grants of options to purchase 20,941,667 and 20,441,667 as of December 31, 2022 and December 31, 2021, respectively.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $163 and $326 for the years ended December 31, 2022 and 2021, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $115 and $149 for the years ended December 31, 2022 and 2021, respectively.

In connection with the separation of former executives, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, and the extension of the timing to exercise vested awards, following the respective separation dates. Of the $458 stock compensation expense for the year ended December 31, 2021, the Company incurred incremental stock-based compensation expense for the modifications of the awards of $132 during the year ended December 31, 2021.

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

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2020	17,950,859	$0.17
Granted	11,930,000	0.09
Exercised	-	-
Forfeited	(2,430,000)	0.14
Expired	-	0.20
Options outstanding at December 31, 2021	27,450,859	$0.17	5.50	$35
Granted	2,000,000	0.09
Exercised	(2,835,192)	0.07
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2022	26,615,667	$0.14	4.90	$-
Options exercisable at December 31, 2022	20,782,335	$0.16	4.49	$-
Options unvested at December 31, 2022	20,782,335	$0.16	4.49	$-
Options vested or expected to vest at December 31, 2022	25,205,854	$0.14	4.84	$-

The following table provides supplemental data on stock options for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

Weighted average grant date fair value per option granted	$84	$484
Fair value of options vested	139	307
Cash from participants to exercise stock options	-	-
Intrinsic value of options exercised	-	-

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2022:

December 31, 2022

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	12,509,000	7.01	$0.08	6,675,668	7.59	$0.07
0.11	-	0.38	14,106,667	3.02	0.19	14,106,667	3.02	0.19

Total			26,615,667			20,782,335

The Company’s non-vested options at the beginning and ending of fiscal year 2022 had weighted-average grant-date fair values of $0.04 and $0.04 per option, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2023	651
2024	699
2025	237
2026	-
2027	-
$1,587

16. Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2022	2021

Loss carry forwards	$30,899	$44,690
NQSO	1,646	2,235
Tax credits and other	(18)	(22)
Total deferred tax asset	$32,527	$46,903

Valuation allowance	(32,527)	(46,903)
Total deferred tax asset, net	$-	$-

The valuation allowance decreased $14,376 and increased $7,893 in 2022 and 2021, respectively. Changes in the valuation allowance are impacted by the expiration of net operating loss (“NOL”) carryforwards, current year net operating losses, and changes to future tax deductions resulting from the terms of stock compensation plans and accrued liabilities.

The following table accounts for the differences between the expected federal tax benefit (based on the statutory 2022 U.S. federal income tax rate of 21%) and the actual tax provision:

	Years Ended December 31,
	2022	2021

Expected federal tax benefit	-21.0%	-21.0%
Permanent items	0.9%	0.9%
Net operating loss utilized or expired	0.0%	0.0%
Increase in valuation allowance and others	20.1%	20.1%

Effective tax rate	0%	0%

As of December 31, 2022, the Company had approximately $152.6 million of NOL carryforwards for U.S. federal income tax purposes expiring in 2023 through 2043. As of December 31, 2022, the Company had approximately $108.6 million of NOL carryforwards for California income tax purposes expiring in 2023 through 2043. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $6.0 million in federal NOL carryforwards, expiring in 2023 through 2041.

We recognize excess tax benefits associated with the exercise of stock options directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2022, deferred tax assets do not include approximately $75 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $75 if and when such excess tax benefits are realized.

As of December 31, 2022, the Company had approximately $189 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2023 through 2032. In addition, the Company has California R&D credit carryforwards of approximately $189, which do not expire under current California law. Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. As a result of the completion of the complex analysis required by the IRC to determine if an ownership change has occurred, the Company has determined that its annual NOL carryforward limitation under Section 382 of the IRC is $764 per year.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2022 and 2021.

As of December 31, 2022, the tax years 2015 through 2022, and 2014 through 2022 are subject to examination by the federal and California taxing authorities, respectively.

17. Accumulated Other Comprehensive Income (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2022 and 2021:

	Unrealized gains on available-for-sale securities	Total
Accumulated other comprehensive income, net of tax, as of December 31, 2020	116	116

Other comprehensive income before reclassifications	(62)	(62)
Amounts reclassified from accumulated other comprehensive income	(116)	(116)
Net increase in other comprehensive income	(178)	(178)
Accumulated other comprehensive income, net of tax, as of December 31, 2021	(62)	(62)

Other comprehensive loss before reclassifications	(296)	(296)
Amounts reclassified from accumulated other comprehensive income	62	62
Net increase in other comprehensive income	(234)	(234)
Accumulated other comprehensive loss, net of tax, as of December 31, 2022	(296)	(296)

18. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 26,615,667 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2022, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 27,450,859 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2021, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of December 31, 2022 and 2021 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

19. Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of December 31, 2021, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $215 and $477 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company has outstanding payables to Eontec, and their affiliates, of $15 and $68, respectively.

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

20. Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	Total

Revenue	$163	$125	$18	$77	$383
Gross profit	19	41	3	4	67
Operating loss	(795)	(747)	(760)	(750)	(3,052)
Net loss	(667)	(615)	(571)	(541)	(2,394)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Total

Revenue	$72	$243	$406	$90	$811
Gross profit	17	89	87	(10)	183
Operating loss	(884)	(798)	(1,570)	(809)	(4,061)
Net loss	(691)	(625)	(1,403)	(659)	(3,378)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

21. Subsequent Events

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure.