Form 10-Q
period 2023-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2023-11-14
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of common shares outstanding as of November 14, 2023 was 917,285,149.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$9,679	$2,269
Restricted cash	5	5
Investments in debt securities- short term	12,917	16,435
Trade accounts receivable, net of allowance for doubtful accounts	41	24
Inventory	26	25
Prepaid expenses and other current assets	539	525
Total current assets	$23,207	$19,283
Investments in debt securities- long term	778	5,646
Property and equipment, net	7,746	7,980
Patents and trademarks, net	57	73
Other assets	268	353
Total assets	$32,056	$33,335

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$135	$88
Accrued liabilities	259	265
Deferred revenue	41	41
Total current liabilities	$435	$394

Long-term liabilities
Other long-term liabilities	902	902
Total liabilities	$1,337	$1,296

Shareholders' equity:

Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 917,285,149 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,102	288,013
Accumulated deficit	(276,459)	(274,696)
Accumulated other comprehensive loss	59	(296)
Non-controlling interest in subsidiary	(79)	(78)
Total shareholders' equity	$30,719	$32,039

Total liabilities and shareholders' equity	$32,056	$33,335

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Products	$108	$18	$205	$284
Licensing and royalties	19	-	19	22
Total revenue	$127	$18	$224	$306

Cost of sales	89	15	164	243

Gross profit	$38	$3	$60	$63

Operating expenses
Selling, marketing, general and administrative	746	744	2,504	2,319
Research and development	5	19	16	46
Total operating expenses	$751	$763	$2,520	$2,365
Operating loss	(713)	(760)	(2,460)	(2,302)

Lease income	89	133	296	398
Interest and investment income (loss)	157	56	400	51

Loss before income taxes	$(467)	$(571)	$(1,764)	$(1,853)

Income taxes	-	-	-	-

Net loss	$(467)	$(571)	$(1,764)	$(1,853)

Net loss attributable to non-controlling interest	1	-	1	1
Net loss attributable to Liquidmetal Technologies shareholders	$(466)	$(571)	$(1,763)	$(1,852)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	917,285,149	917,285,149	917,285,149	916,970,128

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(467)	$(571)	$(1,764)	$(1,853)
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	118	(62)	355	(347)
Other comprehensive income (loss), net of tax	118	(62)	355	(347)
Comprehensive loss	$(349)	$(633)	$(1,409)	$(2,200)
Less: Comprehensive loss attributable to noncontrolling interests	1	1	1	1
Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(348)	$(632)	$(1,408)	$(2,199)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Operating activities:
Net loss	$(1,764)	$(1,853)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250	259
Stock-based compensation	89	129

Changes in operating assets and liabilities:
Trade accounts receivable	(17)	147
Inventory	(1)	(20)
Prepaid expenses and other current assets	(14)	(58)
Other assets and liabilities	85	(33)
Accounts payable and accrued liabilities	41	(27)
Deferred revenue	-	4
Net cash used in operating activities	(1,331)	(1,452)

Investing Activities:
Purchases of debt securities	(6,933)	(13,252)
Proceeds from sales of debt securities	15,674	15,816
Net cash provided by (used in) investing activities	8,741	2,564

Financing Activities:
Common stock issuance	-	212
Net cash provided by financing activities	-	212

Net increase in cash, cash equivalents, and restricted cash	7,410	1,324

Cash, cash equivalents, and restricted cash at beginning of period	2,274	4,096
Cash, cash equivalents, and restricted cash at end of period	$9,684	$5,420

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2023 and 2022

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2023 and September 30, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2023. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$12,917	$9,644	$3,273	$-
Investments in debt securities (long-term)	778	532	246	-

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

4. Investments in Debt Securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
	Longest	September 30,	December 31,	September 30,	December 31,
	Maturity Date	2023	2022	2023	2022

U.S. government and agency securities	2024	8,607	11,964	8,671	11,922
Corporate bonds	2025	5,140	10,421	5,024	10,159
		13,747	22,385	13,695	22,081

Income from these investments totaled $157 and $400 during the three and nine months ended September 30, 2023, respectively. Income from these investments totaled $56 and $51 during the three and nine months ended September 30, 2022, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at September 30, 2023, it was determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact of the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of September 30, 2023, all investments are current on their scheduled interest and dividend payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2023.

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	September 30,	December 31,
	2023	2022
Trade accounts receivable	$41	$24
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable	$41	$24

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets totaled $539 and $525 as of September 30, 2023 and December 31, 2022, respectively. Included within these totals are the following:

	September 30,	December 31,
	2023	2022

Prepaid service invoices	99	$110
Prepaid insurance premiums	321	265
Prepaid lease costs and receivables- short term	21	23
Interest and other receivables	98	127
Total	$539	$525

As of September 30, 2023, prepaid lease costs and receivables-short term are comprised of $16 in prepaid broker commissions that are expected to be amortized within the next twelve months and $5 in receivables for allocated utility costs.

7. Inventory

Inventory totaled $26 and $25 as of September 30, 2023 and December 31, 2022, respectively. Included within these totals are the following:

	September 30,	December 31,
	2023	2022

Work in progress	$26	$25
Finished goods	-	-
Total	$26	$25

8. Property and Equipment, net

Property and equipment consist of the following:

	September 30,	December 31,
	2023	2022

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(3,491)	(3,257)
Total property and equipment, net	$7,746	$7,980

Depreciation expense for three and nine months ended September 30, 2023 was $78 and $234, respectively. Depreciation expense for three and nine months ended September 30, 2022 was $78 and $236, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

9. Patents and Trademarks, net

Net patents and trademarks totaled $57 and $73 as of September 30, 2023 and December 31, 2022, respectively, and primarily consisted of purchased patent rights and internally developed patents.

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

The Company amortizes capitalized patents and trademarks over an average of 10 to 17 year periods. Amortization expense for patents and trademarks was $4 and $16 for the three and nine months ended September 30, 2023, respectively. Amortization expense for patents and trademarks was $6 and $23 for the three and nine months ended September 30, 2022, respectively.

10. Other Assets

Other assets totaled $268 and $353 as of September 30, 2023 and December 31, 2022, respectively. Included within these totals are the following:

	September 30,	December 31,
	2023	2022

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	254	339
Total	$268	$353

As of September 30, 2023, prepaid lease costs and receivables-long term are comprised of $16 in unamortized prepaid broker commissions that are not expected to be amortized within the next twelve months and $238 in straight-line rent accruals.

11. Accrued Liabilities

Accrued liabilities totaled $259 and $265 as of September 30, 2023 and December 31, 2022, respectively. Included within these totals are the following:

	September 30,	December 31,
	2023	2022

Accrued payroll, vacation, and bonuses	$110	$124
Accrued severance	56	56
Accrued audit fees	93	85
Total	$259	$265

12. Other Long-Term Liabilities

Other long-term liabilities was $902 as of September 30, 2023 and December 31, 2022, and consisted of $859 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance is $43 in tenant deposits under the Facility Lease.

13. Stock Compensation Plans

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provides for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Plan, and all options granted under the 2012 Plan had exercise prices that were equal to the fair market value on the date of grant. Under this plan, the Company had outstanding grants of options to purchase 3,709,500 and 5,674,000 shares of the Company’s common stock as of September 30, 2023 and December 31, 2022, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants, and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under this plan, the Company had outstanding grants of options to purchase 15,391,667 and 20,941,667 shares of the Company’s common stock as of September 30, 2023 and December 31, 2022, respectively.

Stock based compensation expense attributable to these plans was $17 and $89 for the three and nine months ended September 30, 2023 and 2023, respectively. This compares to $32 and $129 for the three and nine months ended September 30, 2022, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2023 (remaining three months)	$128
2024	523
2025	177
2026	-
Thereafter	-
$828

15. Consolidated Statements of Changes in Equity

The following table provides the Company’s changes in equity for the three months ended September 30, 2023:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, December 31, 2022	-	917,285,149	$917	$18,179	$288,013	$(274,696)	$(296)	$(78)	$32,039

Stock-based compensation					89				89
Net loss						(1,763)		(1)	(1,764)
Other comprehensive income							355		355

Balance, September 30, 2023	-	917,285,149	$917	$18,179	$288,102	$(276,459)	$59	$(79)	$30,719

The following table provides the Company’s changes in equity for the nine months ended September 30, 2023:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, June 30, 2023	-	917,285,149	$917	$18,179	$288,085	$(275,993)	$(59)	$(78)	$31,051
			-
Stock-based compensation					17				17
Net loss						(466)		(1)	(467)
Other comprehensive income							118		118

Balance, September 30, 2023	-	917,285,149	$917	$18,179	$288,102	$(276,459)	$59	$(79)	$30,719

The following table provides the Company’s changes in equity for the three months ended September 30, 2022:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, December 31, 2021	-	914,449,957	$914	$18,179	$287,641	$(272,303)	$(62)	$(77)	$34,292

Common stock issuance		2,835,192	3		209				212
Stock-based compensation					129				129
Net loss						(1,852)		(1)	(1,853)
Other comprehensive loss							(347)		(347)

Balance, September 30, 2022	-	917,285,149	$917	$18,179	$287,979	$(274,155)	$(409)	$(78)	$32,433

The following table provides the Company’s changes in equity for the nine months ended September, 2022:

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance, June 30, 2022	-	917,285,149	$917	$18,179	$287,947	$(273,584)	$(347)	$(78)	$33,034

Stock-based compensation					32				32
Net loss						(571)			(571)
Other comprehensive loss							(62)		(62)

Balance, September 30, 2022	-	917,285,149	$917	$18,179	$287,979	$(274,155)	$(409)	$(78)	$32,433

16. Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended September 30, 2023:

	Unrealized gains (losses) on available- for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2023	$(59)	$(59)

Other comprehensive income before reclassifications	118	118
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	118	118
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2023	$59	$59

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2023:

	Unrealized gains (losses) on available- for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2022	$(296)	$(296)

Other comprehensive income before reclassifications	355	355
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	355	355
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2023	$59	$59

The following table presents a summary of the changes in each component of AOCI for the three months ended September 30, 2022:

	Unrealized gains (losses) on available- for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2022	$(347)	$(347)

Other comprehensive loss before reclassifications	(62)	(62)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(62)	(62)
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2022	$(409)	$(409)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2022:

	Unrealized gains (losses) on available- for-sale securities	Total
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2021	$(62)	$(62)

Other comprehensive loss before reclassifications	(347)	(347)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net increase in other comprehensive income (loss)	(347)	(347)
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2022	$(409)	$(409)

17. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 19,101,167 shares of common stock, at prices ranging from $0.07 to $0.38 per share, were outstanding at September 30, 2023, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Warrants to purchase 10,066,809 shares of common stock, with a price of $0.07 per share, outstanding at September 30, 2023, were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

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

On March 20, 2016, in connection with the 2016 Purchase Agreement, the Company and Eontec, entered into a cross-license agreement to share their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman and major shareholder. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary outsourced manufacturer. As of September 30, 2023, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec through its affiliate Yihao were $85 and $163 during the three and nine months ended September 30, 2023, respectively. Equipment and services procured from Eontec through its affiliate Yihao were $10 and $165 during the three and nine months ended September 30, 2022, respectively.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

	For the three months ended September 30,				For the nine months ended September 30,
	2023	% of	2022	% of	2023	% of	2022	% of
	in 000's	Revenue	in 000's	Revenue	in 000's	Revenue	in 000's	Revenue

Revenue:
Products	$108		$18		$205		$284
Licensing and royalties	19		-		19		22
Total revenue	127		18		224		306

Cost of sales	89	70%	15	83%	164	73%	243	79%
Gross profit	38	30%	3	17%	60	27%	63	21%

Selling, marketing, general and administrative	746	587%	744	4133%	2,504	1118%	2,319	758%
Research and development	5	4%	19	106%	16	7%	46	15%
Total operating expense	751		763		2,520		2,365

Operating loss	(713)		(760)		(2,460)		(2,302)

Lease income	89		133		296		398
Interest and investment income (loss)	157		56		400		51
Net loss	$(467)		$(571)		$(1,764)		$(1,853)

Revenue and operating expenses

Revenue. Total revenue increased to $127 for the three months ended September 30, 2023 from $18 for the three months ended September 30, 2022. The increase for the period was attributable to higher licensing and royalties revenue and higher general production shipments of products made by our contract manufacturer. Total revenue decreased to $224 for the nine months ended September 30, 2023 from $306 for the nine months ended September 30, 2022. The decrease for the period was attributable to lower licensing and royalties revenue and lower general production shipments of products made by our contract manufacturer.

Cost of sales. Cost of sales was $89, or 70% of total revenue, for the three months ended September 30, 2023, an increase from $15, or 83% of total revenue, for the three months ended September 30, 2022. The increase for the three months ended September 30, 2023 was attributable to higher products revenue and higher gross profit percentages. Cost of sales was $164, or 73% of total revenue, for the nine months ended September 30, 2023, a decrease from $243, or 79% of total revenue, for the nine months ended September 30, 2022. The decrease for the nine months ended September 30, 2023 was attributable to lower products revenue and lower gross profit percentages. If we begin increasing our products revenues with shipments of routine, commercial products and parts through third party contract manufacturers, we expect our cost of sales percentages to decrease, stabilize and be more predictable.

Gross profit. Our gross profit increased to $38 for the three months ended September 30, 2023 from $3 for the three months ended September 30, 2022. Our gross profit as a percentage of total revenue, increased to 30% for the three months ended September 30, 2023 from 17% for the three months ended September 30, 2022. Our gross profit decreased to $60 for the nine months ended September 30, 2023 from $63 for the nine months ended September 30, 2022. Our gross profit as a percentage of total revenue, increased to 27% for the nine months ended September 30, 2023 from 21% for the nine months ended September 30, 2022. Early prototype and pre-production orders generally result in a higher cost mix, relative to revenue, than would otherwise be incurred in an on-site production environment, with higher volumes and more established operating processes, or through contract manufacturers. As such, our gross profit percentages have fluctuated and may continue to fluctuate based on volume and quoted production prices per unit and may not be representative of our future business. If we begin increasing our products revenues with shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative. Selling, marketing, general, and administrative expenses were $746 and $2,504 for the three and nine months ended September 30, 2023 compared to $744 and $2,319 for the three and nine months ended September 30, 2022, respectively. The increase in expenses was primarily attributable to increased costs related to additional sales and marketing promotions as well as costs associated with our 2023 annual shareholders meeting.

Research and development. Research and development expenses were $5 and $16 for the three and nine months ended September 30, 2023, respectively, compared to $19 and $46 for the three and nine months ended September 30, 2022, respectively. We continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis in comparison with prior periods.

Operating loss. Operating loss was $713 and $2,460 for the three and nine months ended September 30, 2023, respectively. This compares to $760 and $2,302 for the three and nine months ended September 30, 2022, respectively. Fluctuations in our operating loss are primarily attributable to variations in revenue, cost of sales, and operating expenses, as discussed above.

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

Other income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $89 and $296 for the three and nine months ended September 30, 2023, respectively. This compares to $133 and $398 for the three and nine months ended September 2022, respectively.

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $157 and $400 for the three and nine months ended September, 2023, respectively. This compares to interest and investment loss of $56 and $55 during the three and nine months ended September, 2022, respectively. The increase during 2023 is due to recent federal interest rate hikes resulting in higher yields in interest income for corporate debt and bond markets.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $1,331 and $1,452 for the nine months ended September 30, 2023 and 2022, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by investing activities totaled $8,741 and used in investing activities totaled $2,564 for the nine months ended September 30, 2023 and 2022, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities.

Cash provided by financing activities

Cash provided by financing activities totaled $0 for the nine months ended September 30, 2023 and $212 for the nine months ended September 30, 2022 related to the exercise of our stock options.

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

However, as of September 30, 2023, we had $9,684 in cash and restricted cash, as well as $13,695 in investments in debt securities. We view this total of $23,379 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2023

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 14, 2023	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)