Form 10-K
period 2023-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2024-03-12
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $30,650,385. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.06 per share, the closing price of the common stock as reported on the “OTCQB Venture Marketplace” on June 30, 2023, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2023, is deemed to be an affiliate.

The number of shares of common stock outstanding as of March 12, 2024 was 917,285,149.

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

Overview

We are a materials technology company that works with manufacturing and commercial partners to develop and commercialize products made from our proprietary amorphous alloys. Our Liquidmetal® family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. We work with partners to design, develop, and sell custom products and parts from bulk amorphous alloys for sale in various industries. We also partner with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

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

Advantages of Liquidmetal Alloys

Liquidmetal alloys possess a unique combination of performance, processing, and potential cost advantages that we believe makes them superior in many ways to other commercially available materials for a variety of existing and potential future product applications. The unique combined performance and processing features result in  precise dimensional control and repeatability, surface finish, strength, hardness, elasticity, and corrosion resistance are uncommon in crystalline material alternatives. Additionally, the ability to leverage various molding processes and related tooling technologies provides the ability to deliver a broad range of material characteristics in a complex shaped component.

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

Components for Non-Consumer Electronic Products

We work with partners to design, develop and supply components for non-consumer electronic devices utilizing our bulk Liquidmetal alloys and believe that our alloys offer enhanced performance and design benefits for these components in certain applications.  Our strategic focus is primarily on parts that command a price commensurate with the performance advantages of our alloys. These product categories in the non-consumer electronics field include, but are not limited to, aerospace components, leisure products, and industrial machines. We believe that there are multiple applications and opportunities in the non-consumer electronics product category for us to produce parts that command the higher margin and premium prices consistent with our core business strategy.

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

Our Intellectual Property

Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes more than 34 owned or licensed U.S. patents relating to the composition, processing, and application of our alloys, as well as more than 39 foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at Caltech. We have acquired patent rights that provide us with the exclusive right to commercialize amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2024 and 2039. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2023 and 2022 were $20 and $55, respectively.

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

Customers

During 2023, there were three major customers, who together accounted for 86% of our revenue. During 2022, there were three major customers, who together accounted for 74% of our revenue. As of December 31, 2023, two customers represented 96%, or $178, of the total outstanding trade accounts receivable. As of December 31, 2022, one customer represented 100%, or $24, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Human Capital

As of December 31, 2023, we had 7 full-time employees and 1 full-time consultant. As of that date, none of our employees or consultants were represented by a labor union.  We have not experienced any work stoppages, and we consider our employee and consultant relations to be favorable. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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

We have experienced significant cumulative operating losses since our inception. Our operating loss for the years ended December 31, 2023 and 2022 were $2.0 million and $2.4 million, respectively. We had an accumulated deficit of approximately $276.7 million at December 31, 2023, and approximately $274.7 million at December 31, 2022. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

Our business is based upon the commercialization of new and unique materials technology. Our ability to increase our revenues will depend on our ability to successfully maintain and establish relationships with customers who are willing to incorporate our proprietary alloys and technology into their finished products. However, we believe that the size of our company and the novel nature of our technology and manufacturing process may continue to make it challenging to maintain and establish such relationships. In addition, we rely and will continue to rely to a large extent on the manufacturing, research, and development capabilities, as well as the marketing and distribution capabilities, of our customers in order to commercialize our products. Our future growth and success will depend in large part on our ability to enter into these relationships and the subsequent success of these relationships. Even if our products are selected for use in a customer’s products, we still may not realize significant revenue from that customer if that customer’s products are not commercially successful.

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

As of December 31, 2023, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 47.9% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2023, the highest bid price for our common stock was $0.09 per share, while the lowest bid price during that period was $0.04 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

We currently rely on Yihao to manufacture our products. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Li our Chairman and is indirectly controlled by Professor Li. Professor Li, through his affiliates, is the largest beneficial owner of our common stock and owns approximately 45.5% of our common stock and is able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. As a result of this significant ownership and his affiliation with Yihao, as well as the future importance of Yihao as a manufacturer of the Company’s products, Professor Li may have conflicts of interest and interests that are not aligned with those of other stockholders of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

• risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

• an information technology team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

• the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

• cybersecurity awareness training of our employees, incident response personnel, and senior management; and

• a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program.

The Board receives periodic reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including the Chief Executive Officer and President, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from information technology personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “OTCQB Venture Marketplace” under the symbol “LQMT.” On December 31, 2023, the last reported sales price of our common stock was $0.05 per share. As of December 31, 2023, we had 208 active record holders of our common stock.

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

2023	High	Low
Fourth Quarter	$0.06	$0.05
Third Quarter	$0.04	$0.04
Second Quarter	$0.06	$0.06
First Quarter	$0.07	$0.07

2022	High	Low
Fourth Quarter	$0.17	$0.09
Third Quarter	$0.12	$0.08
Second Quarter	$0.11	$0.08
First Quarter	$0.08	$0.06

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

OVERVIEW

We are a materials technology company that works with manufacturing and commercial partners to develop and commercialize products made from our proprietary amorphous alloys. Our Liquidmetal® family of alloys consists of a variety of proprietary bulk alloys and composites that utilize the advantages offered by amorphous alloy technology. We design, develop, and sell custom products and parts from bulk amorphous alloys to customers in various industries. We also partner with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

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

RESULTS OF OPERATIONS

	Years Ended December 31,
	2023		2022		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$491	96.3%	$361	94.3%	$130	36.0%
Licensing and royalties	19	3.7%	22	5.7%	(3)	-13.6%
Total revenue	510	100.0%	383	100.0%	127	33.2%
Cost of sales	361	70.8%	316	82.5%	45	14.2%

Gross profit	149	29.2%	67	17.5%	82	122.4%

Operating expenses:
Selling, marketing, general and administrative	3,214	630.2%	3,064	800.0%	150	4.9%
Research and development	20	3.9%	55	14.4%	(35)	-63.6%
	3,234	96.3%	3,119	814.4%	115	3.7%

Operating loss	(3,085)	-604.9%	(3,052)	-796.9%	(33)	1.1%

Other income (expense):
Lease income	421	82.5%	530	138.4%	(109)	-20.6%
Interest and investment income	616	120.8%	128	33.4%	488	381.3%
	1,037	203.3%	658	171.8%	379	57.6%

Loss from operations	(2,048)	-401.6%	(2,394)	-625.1%	346	-14.5%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(2,048)	-401.6%	(2,394)	-625.1%	346	-14.5%

Net loss attributable to non-controlling interest	1	0.2%	1	0.3%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(2,047)	-401.4%	$(2,393)	-624.8%	$346	-14.5%

(a) Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue and operating expenses

Revenue. Total revenue increased by $127 to $510 for the year ended December 31, 2023 from $383 for the year ended December 31, 2022. The increase was attributable to increase in product shipments primarily related to the launch of health monitoring rings utilizing our technology.

Cost of sales. Cost of sales was $361, or 70.8% of total revenue, for the year ended December 31, 2023, as compared to $316, or 82.5% of total revenue, for the year ended December 31, 2022. The increase in our cost of sales was primarily driven by lower product revenues during fiscal 2022 compared to fiscal 2023. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross profit. Our gross profit increased by $82 from $67 for the year ended December 31, 2022 to $149 for the year ended December 31, 2023. Our gross margin percentage increased from 17.5% for the year ended December 31, 2022 to 29.2% for the year ended December 31, 2023. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $150 to $3,214, or 630.2% of revenue, for the year ended December 31, 2023 from $3,064, or 800.0% of revenue, for the year ended December 31, 2022. The increase in expenses was primarily attributable to increase in trade show and investment relations expenses in 2023 compared to 2022.

Research and development expenses. Research and development expenses decreased by $35 to $20, or 3.9% of revenue, for the year ended December 31, 2023, from $55, or 14.4% of revenue, for the year ended December 31, 2022. The decrease in expense was mainly due to reductions in employee compensation and associated development initiatives from headcount reductions. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

Operating loss. Operating loss increased by $33 from $3,052 for the year ended December 31, 2022 to $3,085 for the year ended December 31, 2023. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Non-operational income and expenses

Interest and investment income. Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $616 and $128 for the years ended December 31, 2023 and 2022, respectively. The increase during 2023 is primarily due to higher overall yields on debt securities as a result of an increase in overall interest rate increases by the government.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $421 and $530 for the years ended December 31, 2023 and 2022, respectively.

Net loss. Our annual net losses of $2,048 for the year ended December 31, 2023 and $2,394 for the year ended December 31, 2022 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $1,313 for the year ended December 31, 2023 and $1,776 for the year ended December 31, 2022. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by investing activities totaled $7,881 for the year ended December 31, 2023 and cash used in investing activities totaled $258 for the year ended December 31, 2022. Cash used in investing activities primarily consist of purchases and sales of debt securities in line with our investment strategy.

Cash provided by financing activities

Cash provided by financing activities totaled $212 for the year ended December 31, 2022 and $0 for the year ended December 31, 2023.

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

However, as of December 31, 2023, the Company had $8,842 in cash and restricted cash, as well as $14,390 in investments in debt securities. The Company views this total of $23,232 as readily available sources of liquidity in the event needed to advance the Company’s existing strategy, and/or pursue an alternative strategy. As such, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our Company, or that engages in leasing, hedging, or research and development arrangements with our Company. As of December 31, 2023, the Company did not have any off-balance sheet arrangements.

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

●

Products Revenue: Product revenues are primarily generated from the sale and prototyping of molds and bulk alloy products. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement. When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We will recognize deferred revenue as products revenue after it has transferred control of the goods or services to the customer and all revenue recognition criteria are met. Such amounts are not expected to be material on an ongoing basis.

●

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

•

We value our long-lived assets at the lower of cost or fair market value. We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for our technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If we concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No cash impairment charges were recorded for the years ended December 31, 2023 and December 31, 2022.

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

•

We invest excess funds in debt securities to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. We classify our investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. We evaluate our debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of these assessments, we did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2023 and 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive/Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive/Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this report).

Changes in Internal Controls. There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2023. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2023.

Item 9B. Other Information

During the three months ended December 31, 2023, none of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of December 31, 2023:

Name	Age	Position

Lugee Li	64	Chairman of the Board

Tony Chung	54	Chief Executive Officer, Director

Isaac Bresnick	38	President, Director

Vincent Carrubba	64	Director

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2023 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2023.

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

Item 11. Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2023: (i) Tony Chung, our Chief Executive Officer and Principal Financial Officer, and (ii) Isaac Bresnick, our President. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2023, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2023 and 2022 (ii) the aggregate grant date fair value of stock and option awards granted during 2023 and 2022, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2023 and 2022 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2023 and 2022; (v) all other compensation for 2023 and 2022; and, finally, (vi) the dollar value of total compensation for 2023 and 2022.

Name and Principal Position	Year	Salary	Severance	Bonus	Stock Awards	Option Awards	Total
Tony Chung,	2023	$249,231	$-	$-	$-	$-	$249,231
Chief Executive Officer and Chief Financial Officer	2022	$240,000	$-	$-	$-	$-	$240,000
Isaac Bresnick,	2023	$170,619	$-	$-	$-	$-	$170,619
President and Former Executive Administrator	2022	$154,000	$-	$-	$-	$-	$154,000

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2023, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Tony Chung	75,000		-		-	$0.38	10/17/2027
	240,000		-		-	$0.14	11/14/2028
	7,500,000	(1)				$0.07	7/6/2031
Isaac Bresnick	700,000				-	$0.25	12/13/2026
	240,000		-		-	$0.23	2/7/2027
	600,000		300,000	(2)		$0.09	12/14/2031

(1)	The shares underlying these grants are subject to a combination of market-price based and time-based lock-up provisions.

(2)	The shares underlying these grants vest 33% following the first anniversary of the grant date of December 15, 2021, and on a monthly basis following such date for the remaining two years thereof.

Employment Agreements and Change of Control Agreement

No named executive has an employment agreement or change of control agreement with the Company as of December 31, 2023, except as follows.

On July 6, 2021, the Board appointed Tony Chung, a director of the Company, as the Company’s Chief Executive Officer. Pursuant to an offer letter agreement dated July 6, 2021, Mr. Chung receives a base annual salary of $240,000 and a $20,000 signing bonus that was paid on October 29, 2021. Additionally on July 7, 2021, Mr. Chung received an option grant under the Company’s 2015 Equity Incentive Plan to purchase up to 7,500,000 shares of Company common stock. The option has an exercise price of $0.07 per share and will expire 10 years from the date of grant unless it terminates earlier upon a termination of service. The shares covered by the option vested in three tranches (“Tranche 1”, “Tranche 2”, and “Tranche 3”). Under Tranche 1, 2,500,000 shares covered by the option vested after ninety days of employment, although thereafter any shares received from option exercises will be subject to time-based lock-up provisions. Under Tranche 2, 2,500,000 shares covered by the option vested at the first anniversary of employment. Under Tranche 3, 2,500,000 covered by the option vested at the second anniversary of employment. Shares received from option exercises under Tranche 2 and Tranche 3 are subject to a combination of market-price based and time-based lock-up provisions. The terms of the option are subject to the provisions of the 2015 Equity Incentive Plan. Mr. Chung will serve on an “at-will” basis.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment agreement or change of control agreement in effect at year end. Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2023.

Name	Benefit	Termination without Cause ($)	Death ($)	Termination Following Change of Control ($)

Tony Chung (1)	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	88,404
	Benefits Continuation	-	-	-
	Total Value	-	-	88,404

Isaac Bresnick (2)	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation	-	-	-
	Total Value	-	-	-

(1)

If there is a Change of Control (as defined under the 2015 Equity Incentive Plan) during Mr. Chung’s employment with the Company, all of his 7,500,000 stock options shall vest immediately, and Mr. Chung may exercise and sell all his option shares relating to such options without lockup or restrictions.

(2)	Mr. Bresnick does not have an employment or change of control agreement.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lugee Li	$-	-	$-	-	-	-	$-
Vincent Carrubba	$40,000	-	$-	-	-	-	$40,000

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors. Mr. Currubba received a base fee of $40,000 during 2023.

We have a 2012 Equity Incentive Plan and a 2015 Equity Incentive Plan pursuant to which our non-employee directors may receive stock options. Each non-employee director may be entitled to receive options on a case by case basis, in an amount determined by our board of directors or its compensation committee in its respective discretion, to purchase shares of common stock upon initial election to the board of directors. In determining the number of options granted to a director upon initial election, the compensation committee uses its judgment and, consistent with our compensation objectives, maintains the flexibility necessary to recruit qualified and experienced directors. All options granted under the plans have an exercise price equal to the fair market value of our common stock on the date of the grant. These stock options have a 10-year term and are exercisable pursuant to an equal 3-year vesting schedule, and remain exercisable for certain periods of time after a person is no longer a director.

No director who is an employee will receive separate compensation for services rendered as a director. However, our employee directors are eligible to participate in our 2012 and 2015 Equity Incentive Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2023 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership for each individual includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of December 31, 2023 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total of 917,285,149 shares of our common stock were issued and outstanding as of December 31, 2023. Unless otherwise indicated, the address of all directors and named executive officers is 20321 Valencia Circle, Lake Forest, California 92630.

	Common Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)

Directors and Named Executive Officers
Lugee Li	417,260,292	(2)	45.5%
Vincent Carrubba	1,340,000	(3)	*
Tony Chung	8,839,350	(4)	1.0%
Isaac Bresnick	1,540,000	(5)	*

All directors and executive officers as a group (4 persons)	428,979,642		46.8%

5% Shareholders
Liquidmetal Technology Limited	415,066,809	(6)	45.2%
Room 906, Tai Tung Building, 8 Fleming Rd
Wanchai, Hong Kong

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2023. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of December 31, 2023, or securities convertible into common stock within 60 days of December 31, 2023, are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of common stock beneficially owned is based on 917,285,149 shares of common stock outstanding as of December 31, 2023.

(2)	Includes:

(a)

405,000,000 shares of common stock held of record by Liquidmetal Technology Limited. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has the power to direct the voting and disposition of such shares;

(b)

10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of December 31, 2023. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has the power to direct the voting and disposition of such shares;

(c)	1,360,150 shares of common stock held of record by Professor Li; and

(d)

833,333 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of December 31, 2023. Does not include 133,333 shares that are issuable pursuant to outstanding stock options, held by Professor Li, that are not exercisable currently or within 60 days of December 31, 2023.

(3)

Includes 1,340,000 shares issuable pursuant to outstanding stock options, held of record by Mr. Carrubba, which are exercisable currently or within 60 days of December 31, 2023. Does not include 66,667 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2023.

(4)	Includes:

(a)	1,024,350 shares of common stock held of record by Mr. Chung; and

(b)	7,815,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of December 31, 2023.

(5)

Includes 1,540,000 shares issuable pursuant to outstanding stock options, held of record by Mr. Bresnick, which are exercisable currently or within 60 days of December 31, 2023. Does not include 300,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2023.

(6)	Includes:

(a)	405,000,000 shares of common stock held of record by Liquidmetal Technology Limited; and

(b)	10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of December 31, 2023.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	17,254,667	$0.11	29,695,757

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2023 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2012 Equity Incentive Plan	30,000,000	11,227,445	2,993,000	15,779,555
2015 Equity Incentive Plan	40,000,000	11,822,131	14,261,667	13,916,202
Total Stock Options	70,000,000	23,049,576	17,254,667	29,695,757

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

There were 2,993,000 outstanding options or stock awards at a weighted average price of $0.18 under the 2012 Plan as of December 31, 2023. There were 2,459,666 options exercisable and 11,227,445 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2023.

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

There were 14,261,667 outstanding options or stock awards at a weighted average price of $0.13 under the 2015 Plan as of December 31, 2023. There were 13,117,222 options exercisable and 11,822,131 shares had been issued upon exercise of options under the 2015 Plan as of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of December 31, 2023, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $302 and $215 during the years ended December 31, 2023 and 2022, respectively.

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

Item 14. Principal Accountant Fees and Services

Audit Fees for 2023 and 2022

The following table summarizes the aggregate fees billed to us by BF Borgers CPA, PC, our principal accounts, for professional services during the years ended December 31, 2023 and December 31, 2022:

Fees	2023	2022
Audit Fees (1)	$77,000	$70,600
All Other Fees	-	-
Total Fees	$77,000	$70,600

(1) Audit Fees.

Fees for audit services billed in 2023 and 2022 consisted of:

•	Progress billings for the audits of the Company’s financial statements for 2022 and 2023; and
•	Review of the Company’s quarterly financial statements for 2023.

Board of Director Pre-Approval Policies

Our board of directors pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our board of directors approved 100% of the services performed by and BF Borgers CPA, PC in 2023 and 2022 and no non-audit related services were provided by BF Borgers CPA, PC in either of 2023 or 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. See the Index to Consolidated Financial Statements on page 45.

2.	Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 20, 2016).

3.2	Amended and Restated ByLaws of Liquidmetal Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 5, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 14, 2003).

4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended. (incorporated by reference to Exhibit 4.3 to the Form 10-K filed on March 9, 2021).

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

10.15	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 5, 2015).

10.16	Form of Amended and Restated Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 5, 2015).

10.17

Stock Purchase Warrant, dated March 10, 2016, issued to Liquidmetal Technology Limited by Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on March 14, 2016).

10.18

Securities Purchase Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and Liquidmetal Technology Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 14, 2016).

10.19

Parallel License Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and DongGuan Eontec Co., Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on March 14, 2016).

10.20

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

10.23**

Manufacture Supply Agreement dated January 12, 2022, between Liquidmetal Technologies, Inc. and Dongguan Yihao Metal Materials Technology Co. Ltd. (incorporated by reference from Exhibit 10.36 to the Form 8-K filed on January 19, 2022).

10.24

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

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Loss, (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) information set forth under Part II, Item 9B, tagged as blocks of text.

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

Liquidmetal Technologies, Inc.

By:	/s/ Tony Chung
Tony Chung Chief Executive Officer (Principal Executive and Financial Officer)

Date:	March 12, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Chung	Chief Executive Officer and Director	March 12, 2024
Tony Chung	(Principal Executive and Financial Officer)

/s/ Lugee Li	Chairman and Director	March 12, 2024
Lugee Li

/s/ Isaac Bresnick	President and Director	March 12, 2024
Isaac Bresnick

/s/ Vincent Carrubba	Director	March 12, 2024
Vincent Carrubba

Certifications provided as Exhibits.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of LIQUIDMETAL TECHNOLOGIES INC.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LIQUIDMETAL TECHNOLOGIES INC. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flow for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 12, 2024

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

ASSETS

Current assets:
Cash and cash equivalents	$8,837	$2,269
Restricted cash	5	5
Investments in debt securities- short term	13,292	16,435
Trade accounts receivable, net of allowance for doubtful accounts	186	24
Inventories	25	25
Prepaid expenses and other current assets	450	525
Total current assets	22,795	19,283
Investments in debt securities- long term	1,098	5,646
Property and equipment, net	7,668	7,980
Patents and trademarks, net	52	73
Other assets	223	353
Total assets	$31,836	$33,335

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$94	$88
Accrued liabilities	244	265
Deferred revenue	6	41
Total current liabilities	344	394
Other long-term liabilities	902	902

Total liabilities	1,246	1,296

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 917,285,149 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,126	288,013
Accumulated deficit	(276,743)	(274,696)
Accumulated other comprehensive income	190	(296)
Non-controlling interest in subsidiary	(79)	(78)
Total shareholders' equity	30,590	32,039

Total liabilities and shareholders' equity	$31,836	$33,335

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022

Revenue:
Products	$491	$361
Licensing and royalties	19	22
Total revenue	510	383
Cost of sales	361	316

Gross profit	149	67

Operating expenses:
Selling, marketing, general and administrative	3,214	3,064
Research and development	20	55
	3,234	3,119

Operating loss	(3,085)	(3,052)

Other income (expense):
Lease income	421	530
Interest and investment income	616	128
	1,037	658

Loss from operations	(2,048)	(2,394)

Income taxes	-	-

Net loss	(2,048)	(2,394)

Net loss attributable to non-controlling interest	1	1

Net loss attributable to Liquidmetal Technologies shareholders	$(2,047)	$(2,393)

Per common share basic and diluted:
Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.00)	$(0.00)
Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.00)	$(0.00)
Number of weighted average shares - basic	917,285,149	917,048,883
Number of weighted average shares - diluted	917,285,149	917,048,883

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022

Net loss	$(2,048)	$(2,394)
Net unrealized gains (losses) on available-for-sale securities	486	(234)

Comprehensive loss	(1,562)	(2,628)

Less: Comprehensive loss attributable to noncontrolling interests	1	1

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(1,561)	$(2,627)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

				Warrants
				part of			Accumulated
				Additional	Additional		other	Non-
	Preferred	Common	Common	Paid-in	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Capital	Capital	Deficit	income	Interest	Total

Balance, December 31, 2021	-	914,449,957	$914	$18,179	$287,641	$(272,303)	$(62)	$(77)	$34,292

Common Stock Issuance	-	2,835,192	3	-	209	-	-	-	212
Stock-based compensation	-	-	-	-	163	-	-	-	163
Net loss	-	-	-	-	-	(2,393)	-	(1)	(2,394)
Other comprehensive loss	-	-	-	-	-	-	(234)	-	(234)

Balance, December 31, 2022	-	917,285,149	917	18,179	288,013	(274,696)	(296)	(78)	32,039

Stock-based compensation	-	-	-	-	113	-	-	-	113
Net loss	-	-	-	-	-	(2,047)	-	(1)	(2,048)
Other comprehensive loss	-	-	-	-	-	-	486	-	486

Balance, December 31, 2023	-	917,285,149	$917	$18,179	$288,126	$(276,743)	$190	$(79)	$30,590

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
Operating activities:
Net loss	$(2,048)	$(2,394)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335	344
Realized investment gains (loss), net	(190)	62
Unrealized investment gain (loss), net	486	-
Stock-based compensation	113	163

Changes in operating assets and liabilities:
Trade accounts receivable	(162)	123
Inventories	-	10
Prepaid expenses and other current assets	75	(20)
Other assets and liabilities	130	(44)
Accounts payable and accrued liabilities	(17)	(5)
Deferred revenue	(35)	(15)
Net cash used in operating activities	(1,313)	(1,776)

Investing Activities:
Purchases of debt securities	(11,340)	(21,709)
Proceeds from sales of debt securities	19,221	21,451
Net cash provided by (used in) investing activities	7,881	(258)

Financing Activities:
Common stock issuance	-	212
Net cash provided by financing activities	-	212

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,568	(1,822)

Cash, cash equivalents, and restricted cash at beginning of period	2,274	4,096

Cash, cash equivalents, and restricted cash at end of period	$8,842	$2,274

Supplemental disclosures of cash flow information
Cash paid during the years for:
Interest	$-	$-
Income taxes	$800	$800

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology company that works with manufacturing and commercial partners to develop and commercialize products made from proprietary amorphous alloys. The Company’s family of alloys consists of a variety of bulk alloys and composites that utilize the advantages offered by amorphous alloys technology. The Company designs, develops, and sells products and custom parts from bulk amorphous alloys to customers in a wide range of industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

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

Cash and cash equivalents. The Company considers all highly-liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2023 and 2022, the Company held deposits of $8,647 and $1,958, respectively, in such highly-liquid investments.

Investments in debt securities. The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2023 and 2022.

Trade Accounts Receivable. The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. As of December 31, 2023, two customers represented 96%, or $178, of the total outstanding trade accounts receivable. As of December 31, 2022, one customer represented 100%, or $24, of the total outstanding trade accounts receivable. During 2023, there were three major customers, who together accounted for 86% of our revenue. During 2022, there were three major customers, who together accounted for 74% of our revenue. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations. At December 31, 2023 and 2022, the Company had recorded an allowance for doubtful accounts of $0 and $0, respectively.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the years ended December 31, 2023 and December 31, 2022.

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

As of December 31, 2023, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	13,292	10,681	2,611	-
Investments in debt securities (long-term)	1,098	449	649	-

As of December 31, 2022, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	16,436	13,661	2,775	-
Investments in debt securities (long-term)	5,645	1,555	4,090	-

Non-recurring fair value measurements. Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). No such losses were recorded during the year ended December 31, 2023 and 2022.

Research and Development Expenses. Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Advertising and Promotion Expenses. Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $69 and $73, for the years ended December 31, 2023 and 2022, respectively.

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

Income Taxes. Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2023 and 2022, respectively.

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

Supplemental Cash Flow Information. Cash payments for interest were $0 for each of the years ended December 31, 2023 and 2022, respectively.

Recent Accounting Pronouncements.

Financial Instruments- Credit Losses

In June 2016, the FASB issued an accounting standards update which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). The standard update, and its related amendments, will become effective for the fiscal year beginning on January 1, 2023. This did not have a material impact on its consolidated financial statements as of and for the year ended December 31, 2023.

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

4.	Investments in Debt Securities

The following table sets forth amortized cost and fair value of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
	Longest	December 31,		December 31,
	Maturity Date	2023	2022	2023	2022

U.S. government and agency securities	2025	$9,733	$11,964	$9,838	$11,922
Corporate bonds	2029	4,605	10,421	4,552	10,159
		$14,338	$22,385	$14,390	$22,081

Income from these investments totaled $616 and $128 during the years ended December 31, 2023 and 2022, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities in an unrealized loss position at December 31, 2023, it determined that the losses were primarily the result of current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2023.

5.	Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	December 31,
	2023	2022
Trade accounts receivable	$186	$24
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable	$186	$24

During the year ended December 31, 2023 and 2022, there was no allowance for doubtful accounts.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022

Prepaid service invoices	$109	$110
Prepaid insurance premiums	233	265
Prepaid lease costs and receivables- short term	22	23
Interest and other receivables	86	127
Total	$450	$525

7.	Inventory

Inventories consisted of the following:

	December 31,
	2023	2022

Work in progress	$25	$25
Finished goods	-	-
Total	25	25

8.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2023	2022

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(3,269)	(3,257)
Total property and equipment, net	$7,668	$7,980

Depreciation expense for the years ended December 31, 2023 and 2022 was $335 and $315, respectively, and is included in selling, marketing, general and administrative expenses.

9.	Patents and Trademarks, net

Patents and trademarks consist of the following:

	December 31,
	2023	2022

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total intangible assets	2,400	2,400
Accumulated amortization	(2,348)	(2,327)
Total intangible assets, net	$52	$73

Amortization expense was $21 and $29 for the years ended December 31, 2023 and 2022, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense

2024	17
2025	14
2026	21
$52

The weighted average amortization are as follows:

	December 31,
	2023	2022

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

10.	Other Assets

Other assets consisted of the following:

	December 31,
	2023	2022

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	209	339
Total	$223	$353

11.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2023	2022

Accrued payroll, vacation, and bonuses	$138	$124
Accrued severance	-	56
Accrued audit fees	106	85
Total	244	265

12.	Other Long-Term Liabilities

Other long-term liabilities was $902 as of December 31, 2023 and 2022, and consisted of $859 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance as of December 31, 2023 and 2022 is $43 in tenant deposits under the Facility Lease.

The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

13.	Stock Compensation Plan

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. On December 16, 2021, the Company granted option grants under the Company’s 2012 Equity Incentive Plan, as approved to by the Board, for employees up to 1,400,000 shares of the Company’s common stock in total. Under this plan, the Company had outstanding grants of options to purchase 2,993,000 and 5,674,000 shares of the Company’s common stock as of December 31, 2023 and December 31, 2022, respectively.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. On July 7, 2021, the Company granted Mr. Chung an option grant under the Company’s 2015 Equity Incentive Plan, as approved by the Board, to purchase up to 7,500,000 shares of Company stock. On December 16, 2021, the Company granted option grants under the Company’s 2015 Equity Incentive Plan, as approved to by the Board, for directors up to 600,000 shares of the Company’s common stock in total. Under this plan, the Company had outstanding grants of options to purchase 14,261,667 and 20,941,667 as of December 31, 2023 and December 31, 2022, respectively.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $113 and $163 for the years ended December 31, 2023 and 2022, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $61 and $115 for the years ended December 31, 2023 and 2022, respectively.

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

The following table summarizes the Company’s stock option transactions:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2021	27,450,859	$0.17
Granted	2,000,000	0.09
Exercised	(2,835,192)	0.07
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2022	26,615,667	$0.14	4.90	$35
Granted	-	-
Exercised	-	-
Forfeited	(7,111,000)	0.20
Expired	(2,450,000)	0.14
Options outstanding at December 31, 2023	17,254,667	$0.11	5.19	$-
Options exercisable at December 31, 2023	15,576,888	$0.12	5.32	$-
Options unvested at December 31, 2023	15,576,888	$0.12	5.32	$-
Options vested or expected to vest at December 31, 2023	16,933,486	$0.11	5.22	$-

The following table provides supplemental data on stock options:

	December 31,
	2023		2022

Weighted average grant date fair value per option granted	$		$84
Fair value of options vested		187	139
Cash from participants to exercise stock options		-	-
Intrinsic value of options exercised		-	-

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2023 and 2022:

December 31, 2023

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	12,447,500	6.13	$0.08	10,769,721	6.47	$0.07
0.11	-	0.383	4,807,167	2.75	0.21	4,807,167	2.75	0.21

Total			17,254,667			15,576,888

December 31, 2022

Options Outstanding						Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.00	-	0.10	12,509,000	7.01	$0.08	6,675,668	7.59	$0.07
0.11	-	0.38	14,106,667	3.02	0.19	14,106,667	3.02	0.19

Total			26,615,667			20,782,335

The Company’s non-vested options at the beginning and ending of fiscal year 2023 had weighted-average grant-date fair values of $0.05 and $0.05 per option, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2024	699
2025	237
2026	-
2027	-
$936

16.	Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2023	2022

Loss carry forwards	$41,242	$30,899
NQSO	2,313	1,646
Tax credits and other	2	(18)
Total deferred tax asset	$43,963	$32,527

Valuation allowance	(43,936)	(32,527)
Total deferred tax asset, net	$-	$-

The valuation allowance decreased $11,409 and increased $14,376 in 2023 and 2022, respectively. Changes in the valuation allowance are impacted by the expiration of net operating loss (“NOL”) carryforwards, current year net operating losses, and changes to future tax deductions resulting from the terms of stock compensation plans and accrued liabilities.

The following table accounts for the differences between the expected federal tax benefit (based on the statutory 2023 and 2022 U.S. federal income tax rate of 21%) and the actual tax provision:

	Years Ended December 31,
	2023	2022

Expected federal tax benefit	-21.0%	-21.0%
Permanent items	0.0%	0.9%
Net operating loss utilized or expired	0.0%	0.0%
Increase in valuation allowance and others	21.0%	20.1%

Effective tax rate	0%	0%

As of December 31, 2023, the Company had approximately $149,677 of NOL carryforwards for U.S. federal income tax purposes expiring in 2023 through 2043. As of December 31, 2023, the Company had approximately $110,970 of NOL carryforwards for California income tax purposes expiring in 2024 through 2044. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $979 in federal NOL carryforwards, expiring in 2023 through 2041.

We recognize excess tax benefits associated with the exercise of stock options directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2023, deferred tax assets do not include approximately $75 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $75 if and when such excess tax benefits are realized.

As of December 31, 2023, the Company had approximately $138 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2024 through 2033. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law. Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. As a result of the completion of the complex analysis required by the IRC to determine if an ownership change has occurred, the Company has determined that its annual NOL carryforward limitation under Section 382 of the IRC is $764 per year.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2023 and 2022.

As of December 31, 2023, the tax years 2016 through 2023, and 2015 through 2023 are subject to examination by the federal and California taxing authorities, respectively.

17.	Accumulated Other Comprehensive Income (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2023 and 2022:

Unrealized gains on available-for- sale securities
Accumulated other comprehensive income, net of tax, as of December 31, 2021	$(62)

Other comprehensive – unrealized gain (loss) on investments	(234)

Accumulated other comprehensive income, net of tax, as of December 31, 2022	(296)

Other comprehensive – unrealized gain (loss) on investments	486

Accumulated other comprehensive loss, net of tax, as of December 31, 2023	$190

18.	Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 17,254,667 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2023, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 26,615,667 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2022, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of December 31, 2023 and 2022 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

19.	Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of December 31, 2023, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $301 and $215 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company has outstanding payables to Eontec, and their affiliates of $30 and $15, respectively.

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

20.	Subsequent Events

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

61