Form 10-Q
period 2024-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2024-05-20
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of common shares outstanding as of May 17, 2024 was 917,285,149.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2023 entitled “Risk Factors,” as well as the following risks and uncertainties:

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except par value and share data)

	(Unaudited)	(Unaudited)
	March 31,	December 31,
	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$9,398	$8,837
Restricted cash	5	5
Investments in debt securities- short term	12,344	13,292
Trade accounts receivable, net of allowance for doubtful accounts	184	186
Inventories	25	25
Prepaid expenses and other current assets	375	450
Total current assets	22,331	22,795
Investments in debt securities- long term	1,341	1,098
Property and equipment, net	7,590	7,668
Patents and trademarks, net	48	52
Other assets	183	223
Total assets	$31,493	$31,836

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$113	$94
Accrued liabilities	169	244
Deferred revenue	-	6
Total current liabilities	282	344
Other long-term liabilities	902	902

Total liabilities	1,184	1,246

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 shares issued and outstanding	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,151	288,126
Accumulated deficit	(277,057)	(276,743)
Accumulated other comprehensive income	198	190
Non-controlling interest in subsidiary	(79)	(79)
Total shareholders' equity	30,309	30,590

Total liabilities and shareholders' equity	$31,493	$31,836

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Revenue:
Products	$173	$30
Licensing and royalties	-	-
Total revenue	173	30
Cost of sales	134	23

Gross profit	39	7

Operating expenses:
Selling, marketing, general and administrative	763	806
Research and development	4	6
	767	812

Operating loss	(728)	(805)

Other income (expense):
Lease income	171	118
Interest and investment income	243	100
	414	218

Loss from operations	(314)	(587)

Income taxes	-	-

Net loss	(314)	(587)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Liquidmetal Technologies shareholders	$(314)	$(587)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic	$(0.00)	$(0.00)
Net loss per common share attributable to Liquidmetal Technologies shareholders, diluted	$(0.00)	$(0.00)

Number of weighted average shares - basic	917,285,149	917,285,149
Number of weighted average shares - diluted	917,285,149	917,285,149

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share and per share data)

(unaudited)

				Warrants			Accumulated
				part of	Additional		other	Non-
	Preferred	Common	Common	Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - December 31, 2023	-	917,285,149	$917	$18,179	$288,126	$(276,743)	$190	$(79)	$30,590

Stock-based compensation	-	-	-	-	25	-	-	-	25
Net loss	-	-	-	-	-	(314)	-	-	(314)
Other comprehensive loss	-	-	-	-	-	-	8	-	8

Balance - March 31, 2024	-	917,285,149	$917	$18,179	$288,151	$(277,057)	$198	$(79)	$30,309

Balance - December 31, 2022	-	917,285,149	$917	$18,179	$288,013	$(274,696)	$(296)	$(78)	$32,039

Stock-based compensation	-	-	-	-	34	-	-	-	34
Net loss	-	-	-	-	-	(587)	-	-	(587)
Other comprehensive loss	-	-	-	-	-	-	164	-	164

Balance - March 31, 2023	-	917,285,149	$917	$18,179	$288,047	$(275,283)	$(132)	$(78)	$31,650

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands, except share and per share data)

(unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023

Net loss	$(314)	$(587)

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	8	164
Other comprehensive income (loss), net of tax	8	164

Comprehensive loss	(306)	(423)

Less: Comprehensive loss attributable to noncontrolling interests	-	-

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(306)	$(423)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(314)	$(587)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	84
Realized investment gains (loss), net	(198)	-
Unrealized investment gain (loss), net	8	-
Stock-based compensation	25	34

Changes in operating assets and liabilities:
Trade accounts receivable	2	(8)
Prepaid expenses and other current assets	75	115
Other assets	40	6
Accounts payable and accrued liabilities	(56)	(50)
Deferred revenue	(6)	12
Net cash used in operating activities	(342)	(394)

Investing Activities:
Purchases of debt securities	(3,045)	(3,673)
Proceeds from sales of debt securities	3,948	8,648
Net cash provided by (used in) investing activities	903	4,975

Net increase (decrease) in cash, cash equivalents, and restricted cash	561	4,581

Cash, cash equivalents, and restricted cash at beginning of period	8,842	2,274

Cash, cash equivalents, and restricted cash at end of period	$9,403	$6,855

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2024 and 2023

(numbers in thousands, except percentages, share and per share data)

(unaudited)

1. Description of Business

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology company that works with manufacturing and commercial partners to develop and commercialize products made from proprietary amorphous alloys. The Company’s family of alloys consists of a variety of bulk alloys and composites that utilize the advantages offered by amorphous alloys technology. The Company works with partners to design, develop, and sell products and custom parts from bulk amorphous alloys for sale in a wide range of industries. The Company also partners with third-party manufacturers and licensees to develop and commercialize Liquidmetal alloy products.

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

The Company’s bulk amorphous alloy technology is a relatively new technology as compared to many other material technologies, such as plastics and widely-used high-performance crystalline alloys.  Historically, the successful commercialization of a new material technology has required the persistent improvement and refining of the technology over a sometimes lengthy period of time.  Accordingly, the Company believes that its future success will be dependent on its ability to continue expanding and improving its technology platform by, among other things, constantly refining and improving its processes, optimizing its existing amorphous alloy compositions for various applications, and developing and improving new bulk amorphous alloy compositions.

The Company’s revenues are derived from i) selling bulk amorphous alloy custom products and parts for applications which include, but are not limited to, non-consumer electronic devices, medical products, automotive components, and sports and leisure goods; ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; and iii) product licensing and royalty revenue.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2024. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$12,344	$10,262	$2,082	$-
Investments in debt securities (long-term)	1,341	447	894	-

As of December 31, 2023, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$13,292	$10,681	$2,611	$-
Investments in debt securities (long-term)	1,098	449	649	-

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

3. Significant Transactions

Amorphology License Agreement

On March 15, 2024, Liquidmetal Technologies, Inc. (the “Company”) entered into a First Amendment to License Agreement (the “First Amendment”) with Amorphology Inc. (“Amorphology”), which amended a License Agreement, dated November 22, 2019, previously entered into by the Company and Amorphology (the “Original License Agreement,” and together with the First Amendment, the “Amended License Agreement”). The Company has determined that, as a result of the First Amendment, the Amended License Agreement has become a material definitive agreement of the Company.

The Amended License Agreement grants Amorphology a non-exclusive royalty bearing license under all patents, patent applications, and technical information of the Company in existence as of the date of the First Amendment to make, use, offer to sell, sell, export, and import products utilizing Engel injection molding machines in a field of use consisting of the worldwide industry for amorphous metal parts and components, excluding consumer electronic products, jewelry, certain luxury products, and other product categories and territories that are subject to a license grant to third parties. The license bears a running royalty equal to a percentage of Amorphology’s sales of licensed products as well as for sales to customers referred to Amorphology by the Company. The Company may also utilize Amorphology as a third-party contract manufacturer. The Amended License Agreement is for a term of five (5) years, with automatic 1-year extensions unless terminated by either party upon at least 6 months notice prior to the expiration of the then-current term.

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

On  January 13, 2022, Liquidmetal Golf entered into a sublicense agreement (“LMG Sublicense Agreement”) with Amorphous Technologies Japan, Inc. (“ATJ”), a newly formed Japanese entity that was established by Twins Corporation, a sporting goods company operating in Japan. Under the agreement, LMG granted ATJ a nonexclusive worldwide sublicense to the Company’s amorphous alloy technology and related trademarks to manufacture and sell golf clubs and golf related products. The LMG Sublicense Agreement has a term of three years and provides for the payment of a running royalty to LMG of 3% of the net sales price of licensed products.

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

4. Investments in Debt Securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
	Longest	March 31,	December 31,	March 31,	December 31,
	Maturity Date	2024	2023	2024	2023

U.S. government and agency securities	2025	9,508	9,733	9,599	9,838
Corporate bonds	2029	4,111	4,605	4,086	4,552
		13,619	14,338	13,685	14,390

Income from these investments totaled $243 and $100 during the three months ended March, 2024 and 2023, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at March 31, 2024, it was determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact of the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of March 31, 2024, all investments are current on their scheduled interest and dividend payments. The Company does not intend to sell and it is not likely that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2024.

5. Trade Accounts Receivable

Trade accounts receivable were comprised of the following:

	March 31,	December 31,
	2024	2023
Trade accounts receivable	$184	$186
Less: Allowance for doubtful accounts	-	-
Trade accounts receivable	$184	$186

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	March 31,	December 31,
	2024	2023

Prepaid service invoices	$96	$109
Prepaid insurance premiums	146	233
Prepaid lease costs and receivables- short term	21	22
Interest and other receivables	112	86
Total	$375	$450

7. Inventories

Inventories were comprised of the following:

	March 31,	December 31,
	2024	2023

Work in progress	$25	$25
Finished goods	-	-
Total	$25	$25

8. Property and Equipment, net

Property and equipment were comprised of the following:

	March 31,	December 31,
	2024	2023

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(3,647)	(3,569)
Total property and equipment, net	$7,590	$7,668

Depreciation expense for three months ended March 31, 2024 and 2023 were $78 and $78, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

9. Patents and Trademarks, net

Patents and trademarks were comprised of the following:

	March 31,	December 31,
	2024	2023

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total intangible assets	2,400	2,400
Accumulated amortization	(2,352)	(2,348)
Total intangible assets, net	$48	$52

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

The Company amortizes capitalized patents and trademarks over an average of 10-to-17-year periods. Amortization expense for patents and trademarks was $4 and $6 for the three months ended March 31, 2024 and 2023, respectively.

10. Other Assets

Other assets were comprised of the following:

	March 31,	December 31,
	2024	2023

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	169	209
Total	$183	$223

11. Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2024	2023

Accrued payroll, vacation, and bonuses	$117	$138
Accrued audit fees	52	106
Total	$169	$244

12. Other Long-Term Liabilities

Other long-term liabilities was $902 as of March 31, 2024 and December 31, 2023, and consisted of $859 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance is $43 in tenant deposits under the Facility Lease.

13. Stock Compensation Plans

On  June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock  may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. On  December 16, 2021, the Company granted option grants under the Company’s 2012 Equity Incentive Plan, as approved to by the Board, for employees up to 1,400,000 shares of the Company’s common stock in total. Under this plan, the Company had outstanding grants of options to purchase 3,073,000 and 2,993,000 shares of the Company’s common stock as of  March 31, 2024 and  December 31, 2023, respectively.

On  January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under the 2015 Plan,  the Company granted options on July 7, 2021 to purchase 7,500,000 shares of Company common stock to Mr. Chung, options on December 16, 2021 to purchase 600,000 shares of Company’s common stock to directors, and options on March 12, 2024 to purchase 9,250,000 shares of Company’s common stock to employees and director.

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

Stock based compensation expense attributable to these plans was $25 and $34 for the three months ended March 31, 2024 and 2023, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2024 (remaining nine months)	$339
2025	153
2026	-
2027	-
Thereafter	-
$492

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 26,584,667 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at March 31, 2024, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 26,595,667 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding as of  March 31, 2023, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of  March 31, 2024 and March 31, 2023 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

16. Related Party Transactions

On  March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on  March 10, 2016, the Company and Eontec entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of March 31, 2024 and December 31, 2023, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $115 and $301 during the three months ended  March 31, 2024 and 2023, respectively. As of  March 31, 2024 and  December 31, 2023, the Company has outstanding payables to Eontec, and their affiliates of $0 and $30, respectively.

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

17. Subsequent Events

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

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions, or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed in Part II herein, under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

SIGNIFICANT TRANSACTIONS

Amorphology License Agreement

On March 15, 2024, Liquidmetal Technologies, Inc. (the “Company”) entered into a First Amendment to License Agreement (the “First Amendment”) with Amorphology Inc. (“Amorphology”), which amended a License Agreement, dated November 22, 2019, previously entered into by the Company and Amorphology (the “Original License Agreement,” and together with the First Amendment, the “Amended License Agreement”). The Company has determined that, as a result of the First Amendment, the Amended License Agreement has become a material definitive agreement of the Company. The following is a description of the material terms and conditions of the Amended License Agreement:

The Amended License Agreement grants Amorphology a non-exclusive royalty bearing license under all patents, patent applications, and technical information of the Company in existence as of the date of the First Amendment to make, use, offer to sell, sell, export, and import products utilizing Engel injection molding machines in a field of use consisting of the worldwide industry for amorphous metal parts and components, excluding consumer electronic products, jewelry, certain luxury products, and other product categories and territories that are subject to a license grant to third parties. The license bears a running royalty equal to a percentage of Amorphology’s sales of licensed products as well as for sales to customers referred to Amorphology by the Company. The Company may also utilize Amorphology as a third-party contract manufacturer. The Amended License Agreement is for a term of five (5) years, with automatic 1-year extensions unless terminated by either party upon at least 6 months notice prior to the expiration of the then-current term.

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

Liquidmetal Golf License

On January 13, 2022, our Liquidmetal Golf subsidiary entered into a sublicense agreement (“LMG Sublicense Agreement”) with Amorphous Technologies Japan, Inc. (“ATJ”), a newly formed Japanese entity that was established by Twins Corporation, a sporting goods company operating in Japan. Under the agreement, LMG granted ATJ a nonexclusive worldwide sublicense to the Company’s amorphous alloy technology and related trademarks to manufacture and sell golf clubs and golf related products. The LMG Sublicense Agreement has a term of three years and provides for the payment of a running royalty to LMG of 3% of the net sales price of licensed products.

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) contains further discussions on our critical accounting policies and estimates.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024		2023		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$173	100.0%	$30	100.0%	$143	476.7%
Licensing and royalties	-	0.0%	-	0.0%	-	0.0%
Total revenue	173	100.0%	30	100.0%	143	476.7%
Cost of sales	134	77.5%	23	76.7%	111	482.6%

Gross profit	39	22.5%	7	23.3%	32	457.1%

Operating expenses:
Selling, marketing, general and administrative	763	441.0%	806	2686.7%	(43)	-5.3%
Research and development	4	2.3%	6	20.0%	(2)	-33.3%
	767	96.3%	812	2706.7%	(45)	-5.5%

Operating loss	(728)	-420.8%	(805)	-2683.3%	77	-9.6%

Other income (expense):
Lease income	171	98.8%	118	393.3%	53	44.9%
Interest and investment income	243	140.5%	100	333.3%	143	143.0%
	414	239.3%	218	726.7%	196	89.9%

Loss from operations	(314)	-181.5%	(587)	-1956.7%	273	-46.5%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(314)	-181.5%	(587)	-1956.7%	273	-46.5%

Net loss attributable to non-controlling interest	-	0.0%	-	0.0%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(314)	-181.5%	$(587)	-1956.7%	$273	-46.5%

Revenue – Total revenue increased by $143 to $173 for the three months ended March 31, 2024 from $30 for the three months ended March 31, 2023. The increase was attributable to increase in product shipments primarily related to the launch of health monitoring rings utilizing our technology.

Cost of Sales – Cost of sales was $134, or 77.5% of total revenue, for the three months ended March 31, 2024, as compared to $23, or 76.7% of total revenue, for the three months ended March 31, 2023. The increase in our cost of sales was primarily driven by lower product revenues during Q1 2023 compared to Q1 2024. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit – Our gross profit increased by $32 from $7 for the three months ended March 31, 2023 to $39 for the three months ended March 31, 2024. Our gross margin percentage decreased slightly from Q1 2023 to Q1 2024. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses – Selling, marketing, general, and administrative expenses decreased by $43 to $763, or 441.0% of revenue, for the three months ended March 31, 2024 from $806, or 2686.7% of revenue, for the three months ended March 31, 2023. The decrease in expenses was primarily attributable to decrease in trade show and investment relations expenses in Q1 2024 compared to Q1 2023.

Research and development expenses – Research and development expenses decreased by $2 to $4, or 2.3% of revenue, for the three months ended March 31, 2024, from $6, or 20.0% of revenue, for the three months ended March 31, 2023. The decrease in expense was mainly due to reductions in employee compensation and associated development initiatives from headcount reductions. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Interest and Investment Income – Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $243 and $100 for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to higher overall yields on debt securities as a result of an increase in overall interest rate increases by the government in Q1 2024 compared to Q1 2023.

Lease income – Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $171 and $118 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $342 and $394 for the three months ended March 31, 2024 and 2023, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by investing activities totaled $903 and $4,975 for the three months ended March 31, 2024 and 2023, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities.

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

However, as of March 31, 2024, we had $9,403 in cash and restricted cash, as well as $13,685 in investments in debt securities. We view this total of $23,088 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2023 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2023 Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered equity securities.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

10.1	Change of Control Agreement – Tony Chung

10.2	Change of Control Agreement - Isaac Bresnick

31.1	Certification of Principal Executive Officer and Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 20, 2024	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)