Form 10-Q
period 2024-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2024-10-31
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of common shares outstanding as of October 30, 2024 was 917,285,149.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	(Unaudited)	(Unaudited)
	September 30,	December 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$4,890	$8,837
Restricted cash	5	5
Investments in debt securities- short term	11,696	13,292
Trade accounts receivable, net of allowance for doubtful accounts	67	186
Inventories	21	25
Prepaid expenses and other current assets	597	450
Total current assets	17,276	22,795
Investments in debt securities- long term	6,368	1,098
Property and equipment, net	7,435	7,668
Patents and trademarks, net	39	52
Other assets	14	223
Total assets	$31,132	$31,836

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$228	$94
Accrued liabilities	166	244
Deferred revenue	-	6
Other current liabilities	902	902
Total current liabilities	1,296	1,246

Total liabilities	1,296	1,246

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 shares issued and outstanding	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,231	288,126
Accumulated deficit	(277,757)	(276,743)
Accumulated other comprehensive income	346	190
Non-controlling interest in subsidiary	(80)	(79)
Total shareholders' equity	29,836	30,590

Total liabilities and shareholders' equity	$31,132	$31,836

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Products	$316	$108	$731	$205
Licensing and royalties	-	19	-	19
Total revenue	316	127	731	224
Cost of sales	239	89	560	164

Gross profit	77	38	171	60

Operating expenses:
Selling, marketing, general and administrative	903	746	2,524	2,504
Research and development	6	5	15	16
	909	751	2,539	2,520

Operating loss	(832)	(713)	(2,368)	(2,460)

Other income (expense):
Lease income	89	89	267	296
Other income	45	-	311	-
Interest and investment income	258	157	775	400
	392	246	1,353	696

Loss from operations	(440)	(467)	(1,015)	(1,764)

Income taxes	-	-	-	-

Net loss	(440)	(467)	(1,015)	(1,764)

Net loss attributable to non-controlling interest	-	1	1	1

Net loss attributable to Liquidmetal Technologies shareholders	$(440)	$(466)	$(1,014)	$(1,763)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Number of weighted average shares - basic and diluted	917,285,149	917,285,149	917,285,149	917,285,149

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(440)	$(467)	$(1,015)	$(1,764)

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	161	118	156	355
Other comprehensive income (loss), net of tax	161	118	156	355

Comprehensive loss	(279)	(349)	(859)	(1,409)

Less: Comprehensive loss attributable to noncontrolling interests	-	1	1	1

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(279)	$(348)	$(858)	$(1,408)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except per share data)

(unaudited)

				Warrants			Accumulated
				part of	Additional		other	Non-
	Preferred	Common	Common	Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - December 31, 2023	-	917,285,149	$917	$18,179	$288,126	$(276,743)	$190	$(79)	$30,590

Stock-based compensation	-	-	-	-	105	-	-	-	105
Net loss	-	-	-	-	-	(1,014)	-	(1)	(1,015)
Other comprehensive loss	-	-	-	-	-	-	156	-	156

Balance - September 30, 2024 (unaudited)	-	917,285,149	$917	$18,179	$288,231	$(277,757)	$346	$(80)	$29,836

Balance - December 31, 2022	-	917,285,149	$917	$18,179	$288,013	$(274,696)	$(296)	$(78)	$32,039

Stock-based compensation	-	-	-	-	89	-	-	-	89
Net loss	-	-	-	-	-	(1,763)	-	(1)	(1,764)
Other comprehensive loss	-	-	-	-	-	-	355	-	355

Balance - September 30, 2023 (unaudited)	-	917,285,149	$917	$18,179	$288,102	$(276,459)	$59	$(79)	$30,719

				Warrants			Accumulated
				part of	Additional		other	Non-
	Preferred	Common	Common	Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - June 30, 2024	-	917,285,149	$917	$18,179	$288,189	$(277,317)	$185	$(79)	$30,074

Stock-based compensation	-	-	-	-	42	-	-	-	42
Net loss	-	-	-	-	-	(440)	-	(1)	(441)
Other comprehensive loss	-	-	-	-	-	-	161	-	161

Balance - September 30, 2024 (unaudited)	-	917,285,149	$917	$18,179	$288,231	$(277,757)	$346	$(80)	$29,836

Balance - June 30, 2023	-	917,285,149	$917	$18,179	$288,085	$(275,993)	$(59)	$(78)	$31,051

Stock-based compensation	-	-	-	-	17	-	-	-	17
Net loss	-	-	-	-	-	(466)	-	(1)	(467)
Other comprehensive loss	-	-	-	-	-	-	118	-	118

Balance - September 30, 2023 (unaudited)	-	917,285,149	$917	$18,179	$288,102	$(276,459)	$59	$(79)	$30,719

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(1,014)	$(1,763)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246	168
Realized investment gains (loss), net	138	-
Unrealized investment gain (loss), net	156	-
Stock-based compensation	105	72

Changes in operating assets and liabilities:
Trade accounts receivable	119	(50)
Inventories	4	-
Prepaid expenses and other current assets	(147)	255
Other assets and liabilities	209	45
Accounts payable and accrued liabilities	55	40
Deferred revenue	(6)	33
Net cash used in operating activities	(135)	(1,200)

Investing Activities:
Purchases of debt securities	(15,032)	(5,170)
Proceeds from sales of debt securities	11,220	13,584
Net cash provided by (used in) investing activities	(3,812)	8,414

Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,947)	7,214

Cash, cash equivalents, and restricted cash at beginning of period	8,842	2,274

Cash, cash equivalents, and restricted cash at end of period	$4,895	$9,488

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine and Three Months Ended September 30, 2024 and 2024

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

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended  September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended  September 30, 2024 are not necessarily indicative of the results that  may be expected for any future periods or the year ending  December 31, 2024. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on  March 12, 2024.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three and nine months ended September 30, 2024 and 2023.

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three and nine months ended  September 30, 2024 and 2023.

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

As of September 30, 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$11,696	$11,148	$548	$-
Investments in debt securities (long-term)	6,368	4,529	1,839	-

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

4. Investments in Debt Securities

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
	Longest	September 30,	December 31,	September 30,	December 31,
	Maturity Date	2024	2023	2024	2023

U.S. government and agency securities	2028	14,888	9,733	15,133	9,838
Corporate bonds	2030	2,890	4,605	2,931	4,552
		17,778	14,338	18,064	14,390

Income from these investments totaled $258 and $775 during the three and nine months ended September 30, 2024, respectively, and $157 and $400 during the three and nine months ended September 30, 2023, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at  September 30, 2024, it was determined that the losses were primarily the result of current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact of the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of  September 30, 2024, all investments are current on their scheduled interest and dividend payments. The Company does not intend to sell and it is not likely that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired as of  September 30, 2024.

5. Trade Accounts Receivable

Trade accounts receivable consisted of the following:

	September 30,	December 31,
	2024	2023
Trade accounts receivable	$67	$186
Less: Allowance for doubtful accounts	-	-
Total trade accounts receivable, net	$67	$186

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023

Prepaid service invoices	$61	$109
Prepaid insurance premiums	286	233
Prepaid lease costs and receivables- short term	111	22
Interest and other receivables	139	86
Total	$597	$450

7. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2024	2023

Work in progress	$-	$25
Finished goods	21	-
Total	$21	$25

8. Property and Equipment, net

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(3,802)	(3,569)
Total property and equipment, net	$7,435	$7,668

Depreciation expense for three and nine months ended September 30, 2024 was $78 and $233, respectively. Depreciation expense for three and nine months ended September 30, 2023 was $78 and $234, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within the Company’s consolidated statements of operations.

9. Patents and Trademarks, net

Patents and trademarks consisted of the following:

	September 30,	December 31,
	2024	2023

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total intangible assets	2,400	2,400
Accumulated amortization	(2,361)	(2,348)
Total intangible assets, net	$39	$52

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

The Company amortizes capitalized patents and trademarks over an average of 10-to-17-year periods. Amortization expense for patents and trademarks was $4 and $13 for the three and nine months ended  September 30, 2024, respectively, and $4 and $16 for the three and nine months ended  September 30, 2023, respectively.

10. Other Assets

Other assets consisted of the following:

	September 30,	December 31,
	2024	2023

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	-	209
Total	$14	$223

11. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

Accrued payroll, vacation, and bonuses	$119	$138
Accrued audit fees	47	106
Total	$166	$244

12. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

Aged payables to vendors, individuals, and other third parties	$859	$859
Tenant deposits	43	43
Total	$902	$902

Aged payables to vendors, individuals, and other third parties consisted of payables that have been outstanding for more than 5 years.

13. Stock Compensation Plans

On  June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of non-statutory stock options. In addition, the Plan permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 30,000,000 shares of the Company’s common stock  may be granted under the 2012 Equity Incentive Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. On  December 16, 2021, the Company granted option grants under the Company’s 2012 Equity Incentive Plan, as approved to by the Board, for employees up to 1,400,000 shares of the Company’s common stock in total. Under this plan, the Company had outstanding grants of options to purchase 3,073,000 and 2,993,000 shares of the Company’s common stock as of  September 30, 2024 and  December 31, 2023, respectively.

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

Stock based compensation expense attributable to these plans was $42 and $105 for the three and nine months ended  September 30, 2024, respectively, and $17 and $89 for the three and nine months ended September 30, 2023, respectively.

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

14. Facility Lease

Amounts collected under the Facility Lease are comprised of base rents and reimbursements for direct facility expenses (property taxes and insurance), common area maintenance, and utilities. Amounts recorded to lease income are comprised of base rents and direct facility expenses, recorded on a straight-line basis over the lease term. Reimbursements for common area maintenance and utility expenses are recorded as reductions to like expenses within sales, general, and administrative costs.

The future minimum rents due to the Company under the facility lease are as follows:

Year	Base Rents

2024 (remaining three months)	$113
2025	153
2026	-
2027	-
Thereafter	-
$266

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 26,584,667 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at  September 30, 2024, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 19,101,167 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding as of  September 30, 2023, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of  September 30, 2024 and  September 30, 2023 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

16. Related Party Transactions

On  March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400.

In connection with the 2016 Purchase Agreement and also on  March 10, 2016, the Company and Eontec entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of  September 30, 2024 and  December 31, 2023, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $143 and $258 during the three and nine months ended  September 30, 2024, respectively, and $43 and $78 during the three and nine months ended September 30, 2023, respectively. As of  September 30, 2024 and  December 31, 2023, the Company has outstanding payables to Eontec, and their affiliates of $96 and $30, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

	(Unaudited)
	Three Months Ended September 30,
	2024		2023		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$316	100.0%	$108	85.0%	$208	192.6%
Licensing and royalties	-	0.0%	19	15.0%	(19)	0.0%
Total revenue	316	100.0%	127	100.0%	189	148.8%
Cost of sales	239	75.6%	89	70.1%	150	168.5%

Gross profit	77	24.4%	38	29.9%	39	102.6%

Operating expenses:
Selling, marketing, general and administrative	903	285.8%	746	587.4%	157	21.0%
Research and development	6	1.9%	5	3.9%	1	20.0%
	909	287.7%	751	591.3%	158	21.0%

Operating loss	(832)	-263.3%	(713)	-561.4%	(119)	16.7%

Other income (expense):
Lease income	89	28.2%	89	70.1%	-	0.0%
Other income	45	14.2%	-	0.0%	45	n/a
Interest and investment income	258	81.6%	157	123.6%	101	64.3%
	392	124.1%	246	193.7%	146	59.3%

Loss from operations	(440)	-139.2%	(467)	-367.7%	27	-5.8%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(440)	-139.2%	(467)	-367.7%	27	-5.8%

Net loss attributable to non-controlling interest	-	0.0%	1	0.8%	(1)	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(440)	-139.2%	$(466)	-366.9%	$26	-5.6%

Revenue – Total revenue increased to $316 for the three months ended September 30, 2024 from $127 for the three months ended September 30, 2023. The increase was attributable to increase in product shipments primarily related to the launch of health monitoring rings utilizing our technology.

Cost of sales – Cost of sales was $239, or 75.6% of total revenue, for the three months ended September 30, 2024, as compared to $89, or 70.1% of total revenue, for the three months ended September 30, 2023. The increase in our cost of sales was primarily driven by lower product revenues during Q3 2023 compared to Q3 2024. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross profit – Our gross profit increased by $39 from $38 for the three months ended September 30, 2023 to $77 for the three months ended September 30, 2024. Our gross margin percentage decreased slightly from Q3 2023 to Q3 2024. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative – Selling, marketing, general, and administrative expenses increased by $157 to $903, or 285.8% of revenue, for the three months ended September 30, 2024 from $746, or 587.4% of revenue, for the three months ended September 30, 2023. The increase in expenses was primarily attributable to an increase in operating expenses year over year.

Research and development – Research and development expenses stayed similar in Q3 2024 compared to Q3 2023. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis. We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time when we can either (i) increase our revenues with shipments of routine, commercial products and parts through third party contract manufacturers or (ii) obtain significant licensing revenues, we expect to continue to have operating losses for the foreseeable future.

Interest and Investment Income – Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $258 and $157 for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily due to higher overall yields on debt securities as a result of interest rate increases by the government in Q3 2024 compared to Q3 2023.

Lease income – Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $89 and $89 for the three months ended September 30, 2024 and 2023, respectively.

Other income – Other income relates to employee retention tax credits for the three months ended September 30, 2024. We did not have any in the prior year in the same period.

Comparison of the nine months ended September 30, 2024 and 2023

	(Unaudited)
	Nine Months Ended September 30,
	2024		2023		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$731	100.0%	$205	91.5%	$526	256.6%
Licensing and royalties	-	0.0%	19	8.5%	(19)	0.0%
Total revenue	731	100.0%	224	100.0%	507	226.3%
Cost of sales	560	76.6%	164	73.2%	396	241.5%

Gross profit	171	23.4%	60	26.8%	111	185.0%

Operating expenses:
Selling, marketing, general and administrative	2,524	345.3%	2,504	1117.9%	20	0.8%
Research and development	15	2.1%	16	7.1%	(1)	-6.3%
	2,539	347.3%	2,520	1125.0%	19	0.8%

Operating loss	(2,368)	-323.9%	(2,460)	-1098.2%	92	-3.7%

Other income (expense):
Lease income	267	36.5%	296	132.1%	(29)	-9.8%
Other income	311	42.5%	-	0.0%	311	n/a
Interest and investment income	775	106.0%	400	178.6%	375	93.8%
	1,353	185.1%	696	310.7%	657	94.4%

Loss from operations	(1,015)	-138.9%	(1,764)	-787.5%	749	-42.5%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(1,015)	-138.9%	(1,764)	-787.5%	749	-42.5%

Net loss attributable to non-controlling interest	1	0.1%	1	0.4%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(1,014)	-138.7%	$(1,763)	-787.1%	$749	-42.5%

Revenue – Total revenue increased to $731 for the nine months ended September 30, 2024 from $224 for the nine months ended September 30, 2023. The increase was attributable to increase in product shipments primarily related to the launch of health monitoring rings utilizing our technology.

Cost of sales – Cost of sales was $560, or 76.6% of total revenue, for the nine months ended September 30, 2024, as compared to $164, or 73.2% of total revenue, for the nine months ended September 30, 2023. The increase in our cost of sales was primarily driven by lower product revenues during nine months ended September 30, 2023 compared to nine months ended September 30, 2024. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross profit – Our gross profit increased by $111 from $60 for the nine months ended September 30, 2023 to $171 for the nine months ended September 30, 2024. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general and administrative – Selling, marketing, general, and administrative expenses increased by $20 to $2,524, or 345.3% of revenue, for the nine months ended September 30, 2024 from $2,504, or 1117.9% of revenue, for the nine months ended September 30, 2023. The increase in expenses was primarily attributable to increase in operating expenses during the nine months ended September 30, 2024 compared to the same comparative period in the prior year.

Research and development – Research and development expenses stayed similar during the nine months ended September 30, 2024 compared to the same period in the prior year. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis. We continue to invest in our technology infrastructure to expedite the adoption of our technology, but we have experienced long sales lead times for customer adoption of our technology. Until that time when we can either (i) increase our revenues with shipments of routine, commercial products and parts through third party contract manufacturers or (ii) obtain significant licensing revenues, we expect to continue to have operating losses for the foreseeable future.

Interest and Investment Income – Interest and investment income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest and investment income was $775 and $400 for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to higher overall yields on debt securities as a result of higher overall interest rates by the government during the nine months ended September 30, 2024 compared to same comparative period in the prior year.

Lease income – Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $267 and $296 for the nine months ended September 30, 2024 and 2023, respectively.

Other income – Other income relates to collections from previously written off accounts receivables that were deemed uncollectable and employee retention tax credits for the nine months ended September 30, 2024. We did not have any in the prior year in the same period.

Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities totaled $619 135 and $1,200 for the nine months ended September 30, 2024 and 2023, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by (used in) investing activities totaled ($3,812) and $8,414, for the nine months ended September 30, 2024 and 2023, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities.

Cash provided by financing activities

The Company did not have any financing activities during the nine months ended September 30, 2024 and 2023.

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

However, as of September 30, 2024, we had $4,895 in cash and restricted cash, as well as $18,064 in investments in debt securities. We view this total of $22,959 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2024

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: October 30, 2024	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)