Form 10-K/A
period 2023-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2024-11-21
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of common stock outstanding as of November 21, 2024 was 917,285,149.

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to provide amendments to the financial statements of Liquidmetal Technologies, Inc. and Subsidiaries (the “Company”), including the notes to the financial statements, for the years ended December 31, 2023 and 2022, contained in the Annual Report on Form 10-K for the years ended December 31, 2023 and 2022, filed with the Securities and Exchange Commission on November 21, 2024 (“Form 10-K), and in order to replace the Report of Independent Registered Public Accounting Firm of BF Borgers CPA PC (“Borgers”), included in the Form 10-K, with the Report of Independent Registered Public Accounting Firm from BCRG Group (“BCRG”), included in this Amendment, and to make certain other changes as described herein.

The following items have also been amended to reflect the immaterial amendments:

●	Part I, Item 1. Business

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part III, Item 14. Principal Accountant Fees and Services

●	Exhibit 21.1. Subsidiaries of Registrant

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other portion of the Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K.

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

Item 14. Principal Accountant Fees and Services

Change in Registrant’s Certifying Accountant.

On May 7, 2024, by Liquidmetal Technologies, Inc. (the “Company”) dismissed BF Borgers CPA PC as its independent registered public accounting firm effective May 3, 2024.  On May 8, 2024, following approval by the Board of Directors of the Company, the Company engaged M&K CPAs, PLLC (“M&K”) as the Company’s new independent registered public accounting firm for the Company’s fiscal year ended December 31, 2024.

On October 31, 2024, Liquidmetal Technologies, Inc. (the “Company”) determined that M&K CPAs, PLLC (“M&K”) would no longer serve as the Company’s independent registered public accounting firm and would be dismissed effective as of October 31, 2024. The decision to change independent registered public accounting firms was approved by the Board of Directors of the Company on October 31, 2024.

On October 31, 2024, the Board of the Company ratified the appointment of BCRG Group (“BCRG”) as its new independent registered public accounting firm to audit and review the Company’s financial statements.

Audit Fees for 2023 and 2022

The following table summarizes the aggregate fees billed to us by BF Borgers CPA, PC, our previous auditor, for professional services during the years ended December 31, 2023 and December 31, 2022:

Fees	2023	2022
Audit Fees (1)	$77,000	$70,600
All Other Fees	-	-
Total Fees	$77,000	$70,600

The following table summarizes the aggregate fees billed to us by M&K, our previous auditor, for professional services during the years ended December 31, 2024:

Fees	2024
Audit Fees (1)	$96,500
All Other Fees	-
Total Fees	$96,500

The following table summarizes the aggregate fees billed to us by BCRG Group, our current auditor, for professional services during the years ended December 31, 2023 and December 31, 2022:

Fees	2023	2022
Audit Fees (1) - Reaudit	$25,000	$25,000
All Other Fees	-	-
Total Fees	$25,000	$25,000

(1) Audit Fees.

Fees for audit services billed in 2023 and 2022 consisted of:

•	Progress billings for the audits of the Company’s financial statements; and
•	Review of the Company’s quarterly financial statements.

Board of Director Pre-Approval Policies

Our board of directors pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our board of directors approved 100% of the services performed by BCRG Group for 2023 and 2022.

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

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registration Statement on S-1 filed July 18, 2012).

23.1	Consent of BCRG Group

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

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

Liquidmetal Technologies, Inc.

By:	/s/ Tony Chung
Tony Chung Chief Executive Officer (Principal Executive and Financial Officer)

Date:	November 21, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Chung	Chief Executive Officer and Director	November 21, 2024
Tony Chung	(Principal Executive and Financial Officer)

/s/ Lugee Li	Chairman and Director	November 21, 2024
Lugee Li

/s/ Isaac Bresnick	President and Director	November 21, 2024
Isaac Bresnick

/s/ Vincent Carrubba	Director	November 21, 2024
Vincent Carrubba

Certifications provided as Exhibits.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of LIQUIDMETAL TECHNOLOGIES INC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flow for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024

Irvine, CA

November 21, 2024

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

ASSETS

Current assets:
Cash and cash equivalents	$8,837	$2,269
Restricted cash	5	5
Investments in debt securities- short term	13,292	16,435
Trade accounts receivable, net of allowance for doubtful accounts	186	24
Inventories	25	25
Prepaid expenses and other current assets	450	525
Total current assets	22,795	19,283
Investments in debt securities- long term	1,098	5,646
Property and equipment, net	7,668	7,980
Patents and trademarks, net	52	73
Other assets	223	353
Total assets	$31,836	$33,335

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$94	$88
Accrued liabilities	244	265
Deferred revenue	6	41
Other current liabilities	902	902
Total current liabilities	1,246	1,296

Total liabilities	1,246	1,296

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 917,285,149 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,126	288,013
Accumulated deficit	(276,743)	(274,696)
Accumulated other comprehensive income	190	(296)
Non-controlling interest in subsidiary	(79)	(78)
Total shareholders' equity	30,590	32,039

Total liabilities and shareholders' equity	$31,836	$33,335

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

Principles of Consolidation

The consolidated financial statements include the accounts of Liquidmetal Technologies, Inc., its special-purpose wholly-owned subsidiary, Crucible Intellectual Property LLC, 20321 Valencia LLC, and Liquidmetal Golf. All intercompany balances and transactions have been eliminated.

Non-Controlling Interest

The results of operations attributable to the non-controlling interest of Liquidmetal Golf are presented within equity and are shown separately from the Company’s equity.

Use of Estimates

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

●	Licensing and royalties

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

Practical Expedients and Exemptions

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

Advertising and Promotion Expenses

Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $69 and $73, for the years ended December 31, 2023 and 2022, respectively.

Research and Development Expenses

Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Cash and Cash equivalents

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

Trade Accounts Receivable

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

Inventories

Inventories are stated at the lower of weighted-average cost or net realizable value. Inventories are recorded at actual cost when purchased and then expensed at weighted-average cost as used in production and/or shipped to satisfy customer orders. We perform an analysis of our inventory balances at least quarterly to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

Property and Equipment

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

Intangible Assets

Intangible assets consist of the costs incurred to purchase patent rights and costs incurred to register and maintain patents and trademarks. Intangible assets are reported at cost, net of accumulated amortization. Patents and trademarks are amortized using the straight-line method over a period based on their contractual lives ranging from ten to seventeen years.

Impairment of Long-lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income-based valuation techniques, as appropriate. The fair value is measured on a non-recurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the years ended December 31, 2023 and December 31, 2022.

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

Non-recurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). No such losses were recorded during the year ended December 31, 2023 and 2022.

Stock-Based Compensation

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

Income Taxes

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements.

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

10.	Other Assets

Other assets consisted of the following:

	December 31,
	2023	2022

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	209	339
Total	$223	$353

11.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2023	2022

Accrued payroll, vacation, and bonuses	$138	$124
Accrued severance	-	56
Accrued audit fees	106	85
Total	244	265

12.	OTHER CURRENT LIABILITIES

Other current liabilities was $902 as of December 31, 2023 and 2022, and consisted of $859 of aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance as of December 31, 2023 and 2022 is $43 in tenant deposits under the Facility Lease.

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

15.	Facility Leases

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

In accordance with ASC 842, the components of lease income were as follows:

For the years ended December 31,	2023	2022
Operating lease income	$421	$530
Total lease income	$421	$530

In accordance with ASC 842, the maturity analysis of future lease payments to be received under operating leases are as follows:

Operating
Year ending:	Lease
2024	$523
2025	132
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$655

16.	Income Taxes

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2023	2022

Loss carry forwards	$41,242	$30,899
NQSO	2,313	1,646
Tax credits and other	2	(18)
Total deferred tax asset	$43,963	$32,527

Valuation allowance	(43,936)	(32,527)
Total deferred tax asset, net	$-	$-

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