Form 10-K
period 2024-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2025-03-13
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 001-31332

LIQUIDMETAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

`

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, was approximately $25,546,249. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.05 per share, the closing price of the common stock as reported on the “OTCQB Venture Marketplace” on June 30, 2024, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2024, is deemed to be an affiliate.

The number of shares of common stock outstanding as of March 13, 2025 was 917,285,149.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K of Liquidmetal Technologies, Inc. contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These statements may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of this report entitled “Risk Factors” (Item 1A of this report) as well as the following risks and uncertainties:

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

Eutectix Business Development Agreement

On January 31, 2020, we entered into a Business Development Agreement (the “Agreement”) with Eutectix, LLC, a Delaware limited liability company (“Eutectix”), which provided for collaboration, joint development efforts, and the manufacturing of products based on our proprietary amorphous metal alloys. Under the Agreement, we agreed to license to Eutectix specified equipment owned by us, including two injection molding machines, the Machines, and other machines and equipment, all of which would be used to make products for our customers and Eutectix customers. We also licensed to Eutectix various patents and technical information related to our proprietary technology. The Agreement expired in January 2025.

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

Liquidmetal Golf License

On January 13, 2022, our Liquidmetal Golf subsidiary (see below) entered into a sublicense agreement (“LMG Sublicense Agreement”) with Amorphous Technologies Japan, Inc. (“ATJ”), a newly formed Japanese entity that was established by Twins Corporation, a sporting goods company operating in Japan. Under the agreement, LMG granted to ATJ a nonexclusive worldwide sublicense to the Company’s amorphous alloy technology and related trademarks to manufacture and sell golf clubs and golf related products. The LMG Sublicense Agreement had an initial a term of three years and has been extended for another three year term that provides for the payment of a running royalty to LMG of 3% of the net sales price of licensed products.

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

Our initial bulk amorphous alloy technology was developed by researchers at Caltech. We have acquired patent rights that provide us with the exclusive right to commercialize amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2025 and 2040. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2024 and 2023 were $19 and $20, respectively.

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

Customers

During 2024, there were three major customers, who together accounted for 91% of our revenue. During 2023, there were three major customers, who together accounted for 86% of our revenue. As of December 31, 2024, one customer represented 83%, or $74, of the total outstanding trade accounts receivable. As of December 31, 2023, two customers represented 96%, or $178, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Human Capital

As of December 31, 2024, we had 7 full-time employees and 1 full-time consultant. As of that date, none of our employees or consultants were represented by a labor union.  We have not experienced any work stoppages, and we consider our employee and consultant relations to be favorable. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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

We have experienced significant cumulative operating losses since our inception. Our operating loss for the years ended December 31, 2024 and 2023 were $1,500 and $2,000, respectively. We had an accumulated deficit of approximately $278,300 at December 31, 2024, and approximately $276,700 at December 31, 2023. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

We currently have one supplier located in China who fulfills the alloying, mold making and manufacturing of our bulk amorphous alloy parts. Our supplier may allocate its limited capacity to fulfill the production requirements of its other customers. In the event of a disruption of the operations of our supplier related to limited capacity, as well as other geo-political issues, including changes in diplomatic and trade relationships, and the impositions of tariffs, sanctions, duties, exchange controls or other trade restrictions, we may not have other manufacturing sources immediately available. Such events could cause significant delays in shipments and may adversely affect our revenue, cost of goods sold and results of operations.

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

Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements could have a material adverse effect on us.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., including tariffs on products manufactured in China, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. administration has announced it intends to implement or increase tariffs and it remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. A trade war, other governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2025 and 2040 The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

As of December 31, 2024, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 27.2% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2024, the highest bid price for our common stock was $0.07 per share, while the lowest bid price during that period was $0.04 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

We currently rely on Yihao to manufacture our products. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Li our Chairman and is indirectly controlled by Professor Li. Professor Li, through his affiliates, is the largest beneficial owner of our common stock and owns approximately 25.9% of our common stock and is able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. As a result of this significant ownership and his affiliation with Yihao, as well as the future importance of Yihao as a manufacturer of the Company’s products, Professor Li may have conflicts of interest and interests that are not aligned with those of other stockholders of the Company.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “OTCQB Venture Marketplace” under the symbol “LQMT.” On December 31, 2024, the last reported sales price of our common stock was $0.05 per share. As of December 31, 2024, we had 212 active record holders of our common stock.

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

2024	High	Low
Fourth Quarter	$0.07	$0.05
Third Quarter	$0.07	$0.05
Second Quarter	$0.05	$0.04
First Quarter	$0.05	$0.04

2023	High	Low
Fourth Quarter	$0.06	$0.05
Third Quarter	$0.04	$0.04
Second Quarter	$0.06	$0.06
First Quarter	$0.07	$0.07

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

Liquidmetal Golf License

On January 13, 2022, our Liquidmetal Golf subsidiary entered into a sublicense agreement (“LMG Sublicense Agreement”) with Amorphous Technologies Japan, Inc. (“ATJ”), a newly formed Japanese entity that was established by Twins Corporation, a sporting goods company operating in Japan. Under the agreement, LMG granted to ATJ a nonexclusive worldwide sublicense to the Company’s amorphous alloy technology and related trademarks to manufacture and sell golf clubs and golf related products. The LMG Sublicense Agreement had an original term of three years and has been extended for an additional three year term that provides for the payment of a running royalty to LMG of 3% of the net sales price of licensed products.

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

2016 Purchase Agreement

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by our Chairman, Professor Lugee Li (“Professor Li”). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of our common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016, and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various buyers leaving 225,212,112 shares of our common stock owned by the Investor as of December 31, 2024.

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

Eutectix Business Development Agreement

On January 31, 2020, the Company entered into a Business Development Agreement (the “Agreement”) with Eutectix LLC, a Delaware limited liability company (“Eutectix”), which provided for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Agreement, the Company licensed to Eutectix specified equipment owned by the Company, including two injection molding machines, two diecasting machines, and other machines and equipment, all of which will be used to make product for Company customers and Eutectix customers. The Company also licensed to Eutectix various patents and technical information related to the Company’s proprietary technology. The Agreement expired in January 2025.

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

RESULTS OF OPERATIONS

	Years Ended December 31,
	2024		2023		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$842	97.9%	$491	96.3%	$351	71.5%
Licensing and royalties	18	2.1%	$19	3.7%	(1)	0.0%
Total revenue	860	100.0%	510	100.0%	350	68.6%
Cost of sales	643	74.8%	361	70.8%	282	78.1%

Gross profit	217	25.2%	149	29.2%	68	45.6%

Operating expenses:
Selling, marketing, general and administrative	3,511	408.3%	3,214	630.2%	297	9.2%
Research and development	19	2.2%	20	3.9%	(1)	-5.0%
	3,530	410.5%	3,234	634.1%	296	9.2%

Operating loss	(3,313)	-385.2%	(3,085)	-604.9%	(228)	7.4%

Other income (expense):
Lease income	355	41.3%	378	74.1%	(23)	-6.1%
Other income	311	36.2%	43	8.4%	268	623.3%
Investment income	266	30.9%	330	64.7%	(64)	-19.4%
Interest income	870	101.2%	286	56.1%	584	204.2%
	1,802	209.5%	1,037	203.3%	765	73.8%

Loss from operations	(1,511)	-175.7%	(2,048)	-401.6%	537	-26.2%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(1,511)	-175.7%	(2,048)	-401.6%	537	-26.2%

Net loss attributable to non-controlling interest	1	0.1%	1	0.2%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(1,510)	-175.6%	$(2,047)	-401.4%	$537	-26.2%

(a) Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue and operating expenses

Revenue. Total revenue increased by $350 to $860 for the year ended December 31, 2024 from $510 for the year ended December 31, 2023. The increase was attributable to an increase in product shipments primarily related to the launch of health monitoring rings and medical devices utilizing our technology.

Cost of sales. Cost of sales was $643, or 74.8% of total revenue, for the year ended December 31, 2024, as compared to $361, or 70.8% of total revenue, for the year ended December 31, 2023. Our cost of sales percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross profit. Our gross profit increased by $68 from $149 for the year ended December 31, 2023 to $217 for the year ended December 31, 2024. Our gross margin percentage decreased from 29.2% for the year ended December 31, 2023 to 25.2% for the year ended December 31, 2024. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. Once we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $297 to $3,511, or 408.3% of revenue, for the year ended December 31, 2024 from $3,214, or 630.2% of revenue, for the year ended December 31, 2023. The increase in expenses was primarily attributable to increase in audit and tradeshow expenses in 2024 compared to 2023.

Research and development expenses. Research and development expenses decreased by $1 to $19, or 2.2% of revenue, for the year ended December 31, 2024, from $20, or 3.9% of revenue, for the year ended December 31, 2023. The decrease in expense was mainly due to reductions in employee compensation and associated development initiatives from headcount reductions. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

Operating loss. Operating loss increased by $228 from $3,085 for the year ended December 31, 2023 to $3,313 for the year ended December 31, 2024. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $266 and $330 for the years ended December 31, 2024 and 2023, respectively. The decrease during 2024 is primarily due to higher overall yields on debt securities as a result of an increase in overall interest rate increases by the government and holding onto debt securities until maturity.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $870 and $286 for the years ended December 31, 2024 and 2023, respectively. The increase during 2024 is primarily due to higher overall yields on debt securities as a result of an increase in overall interest rate increases by the government in 2024 and 2023.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $355 and $378 for the years ended December 31, 2024 and 2023, respectively.

Net loss. Our annual net losses of $1,511 for the year ended December 31, 2024 and $2,048 for the year ended December 31, 2023 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $1,157 for the year ended December 31, 2024 and $1,313 for the year ended December 31, 2023. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash used in investing activities totaled $1,674 for the year ended December 31, 2024 and cash provided by investing activities totaled $7,881 for the year ended December 31, 2023. Cash used in investing activities primarily consists of purchases and sales of debt securities in line with our investment strategy.

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

However, as of December 31, 2024, the Company had $6,011 in cash and restricted cash, as well as $16,330 in investments in debt securities. The Company views this total of $22,341 as readily available sources of liquidity in the event needed to advance the Company’s existing strategy, and/or pursue an alternative strategy. As such, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our Company, or that engages in leasing, hedging, or research and development arrangements with our Company. As of December 31, 2024, the Company did not have any off-balance sheet arrangements.

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

•

We value our long-lived assets at the lower of cost or fair market value. We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for our technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If we concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No cash impairment charges were recorded for the years ended December 31, 2024 and December 31, 2023.

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

•

We invest excess funds in debt securities to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. We classify our investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. We evaluate our debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of these assessments, we did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2024 and 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive/Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive/Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2024 (the end of the period covered by this report).

Changes in Internal Controls. There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2024. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024.

Item 9B. Other Information

During the three months ended December 31, 2024, none of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of December 31, 2024:

Name	Age	Position

Lugee Li	65	Chairman of the Board

Tony Chung	55	Chief Executive Officer, Director

Isaac Bresnick	39	President, Director

Vincent Carrubba	66	Director

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2024 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2024.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards.

Item 11. Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2024: (i) Tony Chung, our Chief Executive Officer and Principal Financial Officer, and (ii) Isaac Bresnick, our President. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2024, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2024 and 2023 (ii) the aggregate grant date fair value of stock and option awards granted during 2024 and 2023, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2024 and 2023 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2024 and 2023; (v) all other compensation for 2024 and 2023; and, finally, (vi) the dollar value of total compensation for 2024 and 2023.

Name and Principal Position	Year	Salary	Severance	Bonus	Stock Awards	Option Awards	Total
Tony Chung,	2024	$266,931	$-	$-	$-	$134,692	$401,623
Chief Executive Officer and Chief Financial Officer	2023	$249,231	$-	$-	$-	$-	$249,231
Isaac Bresnick,	2024	$195,388	$-	$-	$-	$67,346	$262,734
President and Former Executive Administrator	2023	$170,619	$-	$-	$-	$-	$170,619

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2024, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date
Tony Chung	75,000		-	-		$0.38	10/17/2027
	240,000		-	-		$0.14	11/14/2028
	7,500,000	(1)				$0.07	7/6/2031
				4,000,000	(2)	$0.05	3/12/2034
Isaac Bresnick	700,000		-	-		$0.25	12/13/2026
	240,000		-	-		$0.23	2/7/2027
	900,000		-			$0.09	12/14/2031
				2,000,000	(3)	$0.05	3/12/2034

(1)	The shares underlying these grants are subject to a combination of market-price based and time-based lock-up provisions.

(2)	The shares underlying these grants vest 33% following the first anniversary of the grant date of March 12, 2024, and on a monthly basis following such date for the remaining two years thereof.

(3)	The shares underlying these grants vest 33% following the first anniversary of the grant date of March 12, 2024, and on a monthly basis following such date for the remaining two years thereof.

Employment Agreements and Change of Control Agreement

No named executive has an employment agreement or change of control agreement with the Company as of December 31, 2024.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lugee Li	$-	-	$-		-	-	-	$-
Vincent Carrubba	$40,000	-	$33,673	(1)	-	-	-	$73,673

(1)	Options to purchase 1,000,000 shares of our common stock were awarded to Mr. Carrubba on March 12, 2024 respectively.

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors. Mr. Currubba received a base fee of $40,000 during 2024.

We have a 2015 Equity Incentive Plan pursuant to which our non-employee directors may receive stock options. Each non-employee director may be entitled to receive options on a case by case basis, in an amount determined by our board of directors or its compensation committee in its respective discretion, to purchase shares of common stock upon initial election to the board of directors. In determining the number of options granted to a director upon initial election, the compensation committee uses its judgment and, consistent with our compensation objectives, maintains the flexibility necessary to recruit qualified and experienced directors. All options granted under the plan have an exercise price equal to the fair market value of our common stock on the date of the grant. These stock options have a 10-year term and are exercisable pursuant to an equal 3-year vesting schedule, and remain exercisable for certain periods of time after a person is no longer a director.

No director who is an employee will receive separate compensation for services rendered as a director. However, our employee directors are eligible to participate in our 2012 and 2015 Equity Incentive Plans.

We generally grant annual equity-based awards during the first half of our fiscal year, although such timing may change from year to year. The board of directors also may consider and approve interim or mid-year grants, or grants made on another basis, from time to time based on business needs, changing compensation practices or other factors, in the discretion of the board of directors. Our board of directors does not take material non-public information into account when determining the timing and terms of equity awards, and we have not timed the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2024 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership for each individual includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of December 31, 2024 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total of 917,285,149 shares of our common stock were issued and outstanding as of December 31, 2024. Unless otherwise indicated, the address of all directors and named executive officers is 20321 Valencia Circle, Lake Forest, California 92630.

	Common Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)

Directors and Named Executive Officers
Lugee Li	237,539,071	(2)	25.9%
Vincent Carrubba	1,406,667	(3)	*
Tony Chung	8,839,350	(4)	1.0%
Isaac Bresnick	1,840,000	(5)	*

All directors and executive officers as a group (4 persons)	249,625,080		27.2%

5% Shareholders
Liquidmetal Technology Limited	235,278,921	(6)	25.6%
Room 906, Tai Tung Building, 8 Fleming Rd
Wanchai, Hong Kong

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2024. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of December 31, 2024, or securities convertible into common stock within 60 days of December 31, 2024, are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of common stock beneficially owned is based on 917,285,149 shares of common stock outstanding as of December 31, 2024.

(2)	Includes:

(a)

225,212,112 shares of common stock held of record by Liquidmetal Technology Limited. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has the power to direct the voting and disposition of such shares;

(b)

10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of December 31, 2024. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has the power to direct the voting and disposition of such shares;

(c)	1,360,150 shares of common stock held of record by Professor Li; and

(d)	900,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of December 31, 2024.

(3)

Includes 1,406,667 shares issuable pursuant to outstanding stock options, held of record by Mr. Carrubba, which are exercisable currently or within 60 days of December 31, 2024. Does not include 1,000,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2024.

(4)	Includes:

(a)	1,024,350 shares of common stock held of record by Mr. Chung; and

(b)

7,815,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of December 31, 2024. Does not include 4,000,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2024.

(5)

Includes 1,840,000 shares issuable pursuant to outstanding stock options, held of record by Mr. Bresnick, which are exercisable currently or within 60 days of December 31, 2024. Does not include 2,000,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2024.

(6)	Includes:

(a)	225,212,112 shares of common stock held of record by Liquidmetal Technology Limited; and

(b)	10,066,809 shares issuable pursuant to a Warrant held by Liquidmetal Technology Limited which is exercisable currently or within 60 days of December 31, 2024.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	26,584,667	$0.09	4,666,202

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2024 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2012 Equity Incentive Plan	30,000,000	11,227,445	3,073,000	-
2015 Equity Incentive Plan	40,000,000	11,822,131	23,511,667	4,666,202
Total Stock Options	70,000,000	23,049,576	26,584,667	4,666,202

2012 Equity Incentive Plan

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan expired in June 2022.

There were 3,073.000 outstanding options or stock awards at a weighted average price of $0.14 under the 2012 Plan as of December 31, 2024. There were 3,073,000 options exercisable and 11,227,445 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2024.

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

The 2015 Plan provides for the granting to employees and consultants of non-statutory stock options. In addition, it permits the granting of stock appreciation rights, or SARs, with or independently of options, as well as stock bonuses and rights to purchase restricted stock. A total of 40 million shares of our common stock may be granted under the 2015 Plan, and all options granted under this plan had exercise prices that were equal to the fair market value on the date of grant. The 2015 Plan expired in January 2025.

There were 23,511,667 outstanding options or stock awards at a weighted average price of $0.08 under the 2015 Plan as of December 31, 2024. There were 14,039,433 options exercisable and 11,822,131 shares had been issued upon exercise of options under the 2015 Plan as of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of December 31, 2024, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $612 and $305 during the years ended December 31, 2024 and 2023, respectively.

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

●

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

●

On October 31, 2024, Liquidmetal Technologies, Inc. (the “Company”) determined that M&K CPAs, PLLC (“M&K”) would no longer serve as the Company’s independent registered public accounting firm and would be dismissed effective as of October 31, 2024. The decision to change independent registered public accounting firms was approved by the Board of Directors of the Company on October 31, 2024.

●

On October 31, 2024, the Board of the Company ratified the appointment of BCRG Group (“BCRG”) as its new independent registered public accounting firm to audit and review the Company’s financial statements.

Audit Fees for 2024 and 2023

The following table summarizes the aggregate fees billed to us by BCRG Group, our current auditor, for professional services during the years ended December 31, 2024 and December 31, 2023:

Fees	2024	2023
Audit Fees (1) - Reaudit	$16,000	$25,000
All Other Fees	-	-
Total Fees	$16,000	$25,000

The following table summarizes the aggregate fees billed to us by M&K, our previous auditor, for professional services during the year ended December 31, 2024:

Fees	2024
Audit Fees (1)	$96,500
All Other Fees	-
Total Fees	$96,500

The following table summarizes the aggregate fees billed to us by BF Borgers CPA, PC, our previous auditor, for professional services during the year ended December 31, 2023:

Fees	2023
Audit Fees (1)	$77,000
All Other Fees	-
Total Fees	$77,000

(1) Audit Fees.

Fees for audit services billed in 2024 and 2023 consisted of:

•	Progress billings for the audits of the Company’s financial statements; and
•	Review of the Company’s quarterly financial statements.

Board of Director Pre-Approval Policies

Our board of directors pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our board of directors approved 100% of the services performed by BCRG Group for 2024 and 2023.

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

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Loss, (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) information set forth in Part I, Item IC, Part II, Item 9B, Part III, Item 10 and Part III, Item 11, tagged as blocks of text.

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

Liquidmetal Technologies, Inc.

By:	/s/ Tony Chung
Tony Chung Chief Executive Officer (Principal Executive and Financial Officer)

Date:	March 13, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Chung	Chief Executive Officer and Director	March 13, 2025
Tony Chung	(Principal Executive and Financial Officer)

/s/ Lugee Li	Chairman and Director	March 13, 2025
Lugee Li

/s/ Isaac Bresnick	President and Director	March 13, 2025
Isaac Bresnick

/s/ Vincent Carrubba	Director	March 13, 2025
Vincent Carrubba

Certifications provided as Exhibits.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Liquidmetal Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flow for the year ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States.

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

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024

Irvine, CA

March 13, 2025

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$6,006	$8,837
Restricted cash	5	5
Investments in debt securities- short term	9,453	13,292
Trade accounts receivable, net	89	186
Inventories	70	25
Prepaid expenses and other current assets	494	450
Total current assets	16,117	22,795
Investments in debt securities- long term	6,877	1,098
Property and equipment, net	7,357	7,668
Patents and trademarks, net	35	52
Other assets	14	223
Total assets	$30,400	$31,836

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$153	$94
Accrued liabilities	205	244
Deferred revenue	-	6
Other current liabilities	902	902
Total current liabilities	1,260	1,246

Total liabilities	1,260	1,246

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 917,285,149 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,270	288,126
Accumulated deficit	(278,253)	(276,743)
Accumulated other comprehensive income	107	190
Non-controlling interest in subsidiary	(80)	(79)
Total shareholders' equity	29,140	30,590

Total liabilities and shareholders' equity	$30,400	$31,836

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Revenue:
Products	$842	$491
Licensing and royalties	18	19
Total revenue	860	510
Cost of sales	643	361

Gross profit	217	149

Operating expenses:
Selling, marketing, general and administrative	3,511	3,214
Research and development	19	20
	3,530	3,234

Operating loss	(3,313)	(3,085)

Other income (expense):
Lease income	355	378
Other income	311	43
Investment income	266	330
Interest income	870	286
	1,802	1,037

Loss from operations	(1,511)	(2,048)

Income taxes	-	-

Net loss	(1,511)	(2,048)

Net loss attributable to non-controlling interest	1	1

Net loss attributable to Liquidmetal Technologies shareholders	$(1,510)	$(2,047)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	917,285,149	917,285,149

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023

Net loss	$(1,511)	$(2,048)

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	(83)	486
Other comprehensive income (loss), net of tax	(83)	486

Comprehensive loss	(1,594)	(1,562)

Less: Comprehensive loss attributable to noncontrolling interests	1	1

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(1,593)	$(1,561)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Common Stock	Warrants part of Additional Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income	Non-controlling Interest	Total

Balance - December 31, 2022	-	917,285,149	$917	$18,179	$288,013	$(274,696)	$(296)	$(78)	$32,039

Stock-based compensation	-	-	-	-	113	-	-	-	113
Net loss	-	-	-	-	-	(2,047)	-	(1)	(2,048)
Other comprehensive loss	-	-	-	-	-	-	486	-	486

Balance - December 31, 2023	-	917,285,149	$917	$18,179	$288,126	$(276,743)	$190	$(79)	$30,590

Stock-based compensation	-	-	-	-	144	-	-	-	144
Net loss	-	-	-	-	-	(1,510)	-	(1)	(1,511)
Other comprehensive loss	-	-	-	-	-	-	(83)	-	(83)

Balance - December 31, 2024	-	917,285,149	$917	$18,179	$288,270	$(278,253)	$107	$(80)	$29,140

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Operating activities:
Net loss	$(1,511)	$(2,048)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	335
Realized investment gains (loss), net	(266)	(190)
Unrealized investment gain (loss), net	(83)	486
Stock-based compensation	144	113

Changes in operating assets and liabilities:
Trade accounts receivable	97	(162)
Inventories	(45)	-
Prepaid expenses and other current assets	(44)	75
Other assets and liabilities	209	130
Accounts payable and accrued liabilities	21	(17)
Deferred revenue	(6)	(35)
Net cash used in operating activities	(1,157)	(1,313)

Investing Activities:
Purchases of debt securities	(20,233)	(11,340)
Proceeds from sales of debt securities	18,559	19,221
Net cash provided by (used in) investing activities	(1,674)	7,881

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,831)	6,568

Cash, cash equivalents, and restricted cash at beginning of period	8,842	2,274

Cash, cash equivalents, and restricted cash at end of period	$6,011	$8,842

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$800

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

Advertising and Promotion Expenses

Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $106 and $92, for the years ended December 31, 2024 and 2023, respectively.

Research and Development Expenses

Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Cash and Cash equivalents

The Company considers all highly-liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2024 and 2023, the Company held deposits of $5,755 and $8,647, respectively, in such highly-liquid investments.

Investments in debt securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2024 and 2023.

Trade Accounts Receivable

The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. During 2024, there were four major customers, who together accounted for 91% of our revenue. During 2023, there were three major customers, who together accounted for 86% of our revenue. As of December 31, 2024, one customer represented 83%, or $74, of the total outstanding trade accounts receivable. As of December 31, 2023, two customers represented 96%, or $178, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations. At December 31, 2024 and 2023, the Company had recorded an allowance for doubtful accounts of $0 and $0, respectively.

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

Investment Income (Loss)

Investment income (loss) relates to realized gains earned from our investments in debt securities for the respective periods.

Intangible Assets

Intangible assets consist of the costs incurred to purchase patent rights and costs incurred to register and maintain patents and trademarks. Intangible assets are reported at cost, net of accumulated amortization. Patents and trademarks are amortized using the straight-line method over a period based on their contractual lives ranging from ten to seventeen years.

Impairment of Long-lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income-based valuation techniques, as appropriate. The fair value is measured on a non-recurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the years ended December 31, 2024 and December 31, 2023.

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

As of December 31, 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	9,453	8,953	500	-
Investments in debt securities (long-term)	6,877	5,119	1,758	-

As of December 31, 2023, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	13,292	10,681	2,611	-
Investments in debt securities (long-term)	1,098	449	649	-

Non-recurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). No such losses were recorded during the year ended December 31, 2024 and 2023.

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

Income Taxes

Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2024 and 2023, respectively.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements.

In June 2016, the FASB issued an accounting standards update which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). The standard update, and its related amendments, will become effective for the fiscal year beginning on January 1, 2023. This did not have a material impact on its consolidated financial statements as of and for the year ended December 31, 2024.

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

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various buyers leaving 225,212,112 shares of our common stock owned by the Investor as of December 31, 2024.

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

Eutectix Business Development Agreement

On January 31, 2020, the Company entered into a Business Development Agreement (the “Agreement”) with Eutectix, LLC, a Delaware limited liability company (“Eutectix”), which provided for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Agreement, the Company licensed to Eutectix specified equipment owned by the Company, including two injection molding machines, two diecasting machines, and other machines and equipment, all of which will be used to make product for Company customers and Eutectix customers. The Company has also licensed to Eutectix various patents and technical information related to the Company’s proprietary technology. The Agreement expired in January 2025.

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

On January 13, 2022, Liquidmetal Golf entered into a sublicense agreement (“LMG Sublicense Agreement”) with Amorphous Technologies Japan, Inc. (“ATJ”), a newly formed Japanese entity that was established by Twins Corporation, a sporting goods company operating in Japan. Under the agreement, LMG granted to ATJ a nonexclusive worldwide sublicense to the Company’s amorphous alloy technology and related trademarks to manufacture and sell golf clubs and golf related products. The LMG Sublicense Agreement had an initial term of three years and has been extended for another three year term that provides for the payment of a running royalty to LMG of 3% of the net sales price of licensed products.

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

4.	INVESTMENTS IN DEBT SECURITIES

The following table sets forth amortized cost and fair value of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		December 31,		December 31,
	Longest Maturity Date	2024	2023	2024	2023

U.S. government and agency securities	2029	$13,415	$9,733	$13,489	$9,838
Corporate bonds	2031	$2,820	$4,605	$2,841	$4,552
		$16,235	$14,338	$16,330	$14,390

Income from these investments totaled $1,136 and $616 during the years ended December 31, 2024 and 2023, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities in an unrealized loss position at December 31, 2024, it determined that the losses were primarily the result of current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2024.

Investment in debt securities activities consisted of the following:

	Years Ended December 31,
	2024	2023

Investment in debt securities – beginning balance	$14,390	$22,081
Purchases	20,233	11,340
Sales at cost	(18,356)	(19,088)
Realized gain from sale of investment in debt securities	266	330
Interest and dividend income	870	286
Unrealized gain	107	190
Professional management fees and other fees	(54)	(53)
Withdrawals from debt securities	(1,126)	(696)
Investment in debt securities – ending balance	16,330	14,390
Less – current portion	(9,453)	(13,292)
Investment in debt securities – non-current	$6,877	$1,098

5.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were comprised of the following:

	2024	2023

Accounts receivables	$89	$186
AR Allowance	-	-
Total	$89	$186

During the year ended December 31, 2024 and 2023, there was no allowance for doubtful accounts.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023

Prepaid service invoices	$85	$109
Prepaid insurance premiums	208	233
Prepaid lease costs and receivables- short term	64	22
Interest and other receivables	137	86
Total	$494	$450

7.	INVENTORIES

Inventories consisted of the following:

	December 31,
	2024	2023

Work in progress	$-	$25
Finished goods	$70	-
Total	$70	$25

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2024	2023

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(3,880)	(3,569)
Total	$7,357	$7,668

Depreciation expense for the years ended December 31, 2024 and 2023 was $310 and $310, respectively, and is included in selling, marketing, general and administrative expenses.

9.	PATENTS AND TRADEMARKS, NET

Patents and trademarks consist of the following:

	December 31,
	2024	2023

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total	2,400	2,400
Accumulated depreciation	(2,365)	(2,348)
Total	$35	$52

Amortization expense was $17 and $21 for the years ended December 31, 2024 and 2023, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense

2025	$14
2026	21
$35

The weighted average years of amortization are as follows:

	(in years) December 31,
	2024	2023

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

10.	OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2024	2023

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	-	209
Total	$14	$223

11.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2024	2023

Accrued payroll, vacation, and bonuses	$151	$138
Accrued audit fees	54	106
	205	244

12.	OTHER CURRENT LIABILITIES

Other current liabilities was $902 as of December 31, 2024 and 2023, and consisted of $859 of aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance as of December 31, 2024 and 2023 is $43 in tenant deposits under the Facility Lease.

The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

13.	STOCK COMPENSATION PLAN

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. Under this plan, the Company had outstanding grants of options to purchase 3,073,000 and 3,264,667 shares of the Company’s common stock as of December 31, 2024 and December 31, 2023, respectively. The 2012 Plan expired in June 2022.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. On July 7, 2021, the Company granted Mr. Chung an option grant under the Company’s 2015 Equity Incentive Plan, as approved by the Board, to purchase up to 7,500,000 shares of Company stock. Under the 2015 Plan, the Company granted options on July 7, 2021 to purchase 7,500,000 shares of Company common stock to Mr. Chung, options on December 16, 2021 to purchase 600,000 shares of Company’s common stock to directors, and options on March 12, 2024 to purchase 9,250,000 shares of Company’s common stock to employees and director. Under this plan, the Company had outstanding grants of options to purchase 23,511,667 and 14,261,667 as of December 31, 2024 and December 31, 2023, respectively. The 2015 Plan expired in January 2025.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $144 and $113 for the years ended December 31, 2024 and 2023, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $259 and $61 for the years ended December 31, 2024 and 2023, respectively.

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

The following table summarizes the Company’s stock option transactions:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2022	21,459,451	$0.11
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(3,933,117)	0.08
Options outstanding at December 31, 2023	17,526,334	$0.11	5.14	$-
Granted	9,250,000	0.05
Exercised	-	-
Forfeited	-	-
Expired	(191,667)	0.14
Options outstanding at December 31, 2024	26,584,667	$0.09	5.94	$-
Options exercisable at December 31, 2024	17,056,875	$0.11	4.26	$-
Options unvested at December 31, 2024	9,527,792	$0.05	8.94	$-
Options vested or expected to vest at December 31, 2024	17,056,875	$0.11	4.26	$-

The following table provides supplemental data on stock options:

	Years Ended December 31,
	2024	2023

Weighted average grant date fair value per option granted	$0.03	$-
Fair value of options vested	70	31
Cash from participants to exercise stock options	-	-
Intrinsic value of options exercised	-	-

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2024 and 2023:

December 31, 2024

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.05 - $0.08	17,497,500	7.68	$0.06	8,247,500	5.97	$0.07
$0.09 - $0.135	5,050,500	3.24	$0.10	4,772,708	3.41	$0.10
$0.14 - $0.21	1,145,000	1.83	$0.14	1,145,000	1.83	$0.14
$0.23 - $0.345	2,716,667	1.79	$0.25	2,716,667	1.79	$0.25
$0.38 - $0.57	175,000	1.60	$0.38	175,000	1.60	$0.38

Total :	26,584,667			17,056,875

December 31, 2023

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.07 - $0.12	12,557,500	6.15	$0.08	10,846,303	6.48	$0.08
$0.13 - $0.195	1,885,500	2.62	$0.14	1,885,500	2.62	$0.14
$0.23 - $0.345	2,908,334	2.61	$0.25	2,736,667	2.77	$0.25
$0.38 - $0.57	175,000	2.17	$0.38	100,000	3.80	$0.38

Total :	17,526,334			15,568,470

The Company’s non-vested options at the beginning and ending of fiscal year 2024 had weighted-average grant-date fair values of $0.10 and $0.06 per option, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2025	237
2026	-
2027	-
2028	-
2029	-
$237

16.	INCOME TAXES

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2024	2023

Loss carry forwards	$41,551	$41,242
NQSO	2,353	2,313
Tax credits and other	(12)	2
Total deferred tax asset		$43,557

Valuation allowance	(43,892)	(43,557)
Total deferred tax asset, net	$-	$-

The valuation allowance increased $335 and increased $11,409 in 2024 and 2023, respectively. Changes in the valuation allowance are impacted by the expiration of net operating loss (“NOL”) carryforwards, current year net operating losses, and changes to future tax deductions resulting from the terms of stock compensation plans and accrued liabilities.

The following table accounts for the differences between the expected federal tax benefit (based on the statutory 2024 and 2023 U.S. federal income tax rate of 21%) and the actual tax provision:

	Years Ended December 31,
	2024	2023

Expected federal tax benefit	-21.0%	-21.0%
Permanent items	0.0%	0.9%
Net operating loss utilized or expired	0.0%	0.0%
Increase in valuation allowance and others	21.0%	20.1%

Effective tax rate	0%	0%

As of December 31, 2024, the Company had approximately $151,162 of NOL carryforwards for U.S. federal income tax purposes expiring in 2024 through 2043. As of December 31, 2024, the Company had approximately $112,437 of NOL carryforwards for California income tax purposes expiring in 2024 through 2044. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $984 in federal NOL carryforwards, expiring in 2024 through 2041.

We recognize excess tax benefits associated with the exercise of stock options directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2024, deferred tax assets do not include approximately $75 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $75 if and when such excess tax benefits are realized.

As of December 31, 2024, the Company had approximately $553 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2024 through 2033. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law. Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. As a result of the completion of the complex analysis required by the IRC to determine if an ownership change has occurred, the Company has determined that its annual NOL carryforward limitation under Section 382 of the IRC is $764 per year.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2024 and 2023.

As of December 31, 2024, the tax years 2017 through 2024, and 2016 through 2024 are subject to examination by the federal and California taxing authorities, respectively.

17.	Accumulated Other Comprehensive Income (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2024 and 2023:

Unrealized gains on available-for- sale securities
Accumulated other comprehensive income, net of tax, as of December 31, 2022	$(296)

Other comprehensive – unrealized gain on investments	486

Accumulated other comprehensive income, net of tax, as of December 31, 2023	190

Other comprehensive – unrealized loss on investments	(83)

Accumulated other comprehensive loss, net of tax, as of December 31, 2024	$107

18.	Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 26,584,667 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2024, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 17,526,334 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2023, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of December 31, 2024 and 2023 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

19.	Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of December 31, 2024, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $612 and $301 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company has outstanding payables to Eontec, and their affiliates of $70 and $30, respectively.

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