Form 10-Q
period 2025-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2025-05-13
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of common shares outstanding as of May 13, 2025 was 917,285,149.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2024 entitled “Risk Factors,” as well as the following risks and uncertainties:

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except par value and share data)

	March 31,	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$4,900	$6,006
Restricted cash	-	5
Investments in debt securities- short term	8,097	9,453
Trade accounts receivable, net	139	89
Inventories	18	70
Prepaid expenses and other current assets	376	494
Total current assets	13,530	16,117
Investments in debt securities- long term	9,108	6,877
Property and equipment, net	7,279	7,357
Patents and trademarks, net	32	35
Other assets	14	14
Total assets	$29,963	$30,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$151	$153
Accrued liabilities	264	205
Other current liabilities	902	902
Total current liabilities	1,317	1,260

Total liabilities	1,317	1,260

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 917,285,149 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,324	288,270
Accumulated deficit	(278,821)	(278,253)
Accumulated other comprehensive income	127	107
Non-controlling interest in subsidiary	(80)	(80)
Total shareholders' equity	28,646	29,140

Total liabilities and shareholders' equity	$29,963	$30,400

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Products	$282	$173
Licensing and royalties	-	-
Total revenue	282	173
Cost of sales	204	134

Gross profit	78	39

Operating expenses:
Selling, marketing, general and administrative	975	763
Research and development	4	4
	979	767

Operating loss	(901)	(728)

Other income (expense):
Lease income	89	90
Other income	2	82
Investment income	63	198
Interest income	179	44
	333	414

Loss from operations	(568)	(314)

Income taxes	-	-

Net loss	(568)	(314)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Liquidmetal Technologies shareholders	$(568)	$(314)

Per common share basic and diluted:
Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)
Number of weighted average shares - basic and diluted	917,285,149	917,285,149

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except share and per share data)

(unaudited)

				Warrants			Accumulated
				part of	Additional		other	Non-
	Preferred	Common	Common	Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - December 31, 2024	-	917,285,149	$917	$18,179	$288,270	$(278,253)	$107	$(80)	$29,140

Stock-based compensation	-	-	-	-	54	-	-	-	54
Net loss	-	-	-	-	-	(568)	-	-	(568)
Other comprehensive loss	-	-	-	-	-	-	20	-	20

Balance - March 31, 2025	-	917,285,149	$917	$18,179	$288,324	$(278,821)	$127	$(80)	$28,646

Balance - December 31, 2023	-	917,285,149	$917	$18,179	$288,126	$(276,743)	$190	$(79)	$30,590

Stock-based compensation	-	-	-	-	25	-	-	-	25
Net loss	-	-	-	-	-	(314)	-	-	(314)
Other comprehensive loss	-	-	-	-	-	-	8	-	8

Balance - March 31, 2024	-	917,285,149	$917	$18,179	$288,151	$(277,057)	$198	$(79)	$30,309

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2025	2024

Net loss	$(568)	$(314)

Other comprehensive income, net of tax
Net unrealized gains on available-for-sale securities	20	8
Other comprehensive income, net of tax	20	8

Comprehensive loss	(548)	(306)

Less: Comprehensive loss attributable to noncontrolling interests	-	-

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(548)	$(306)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(568)	$(314)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	82
Realized investment gains (loss), net	(63)	(52)
Unrealized investment gain, net	20	8
Stock-based compensation	54	25

Changes in operating assets and liabilities:
Trade accounts receivable	(50)	2
Inventories	52	-
Prepaid expenses and other current assets	118	75
Other assets and liabilities	-	40
Accounts payable and accrued liabilities	57	(56)
Deferred revenue	-	(6)
Net cash used in operating activities	(299)	(196)

Investing Activities:
Purchases of debt securities	(4,658)	(3,045)
Proceeds from sales of debt securities	3,846	3,802
Net cash provided by (used in) investing activities	(812)	757

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,111)	561

Cash, cash equivalents, and restricted cash at beginning of period	6,011	8,842

Cash, cash equivalents, and restricted cash at end of period	$4,900	$9,403

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2025 and 2024

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

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited interim consolidated financial statements as of and for the three months ended  March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended  March 31, 2025 are not necessarily indicative of the results that  may be expected for any future periods or the year ending  December 31, 2025. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on  March 13, 2025.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three months ended  March 31, 2025 and 2024.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three months ended  March 31, 2025 and 2024.

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three months ended   March 31, 2025 and 2024.

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

As of  March 31, 2025, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$8,097	$7,647	$450	$-
Investments in debt securities (long-term)	9,108	7,015	2,093	-

As of  December 31, 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	9,453	8,953	500	-
Investments in debt securities (long-term)	6,877	5,119	1,758	-

Leases

The Company leases its manufacturing facility under a long-term contract, which is accounted for as an operating lease. The lease provides for a fixed base rent and variable payments comprised of reimbursements for property taxes, insurance, utilities, and common area maintenance. The lease has a term of 5 years ending on April 30, 2030. In accordance with ASC 842, Leases, lease income, which includes escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The difference between lease income and payments received is recorded as a rent receivable, which is included as a prepaid expense in the consolidated balance sheets. Amounts paid for broker commissions represent prepaid direct lease costs and will be amortized as an off-set to lease income over the lease term.

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

On   January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a lease agreement pursuant to which the Company leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term was for 5 years and 2 months and expired on   April 30, 2025.

On March 26, 2025, the Company entered into a new lease agreement (the “Facility Lease”) for a 5 year term commencing on May 1, 2025 and expanded the leased square footage to 40,090 square feet. The base rent payable under the Facility Lease is $51,716 per month initially and is subject to periodic increases up to a maximum of approximately $58,000 per month. Tenant will pay approximately 98% of building operating expenses. The Facility Lease grants the Company or Tenant the right to terminate the Facility Lease after two and a half years into the lease term and has other customary provisions, including provisions relating to default and usage restrictions.

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

Eontec License Agreement

On   March 10, 2016, in connection with the 2016 Purchase Agreement, the Company and DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”), entered into a Parallel License Agreement (the “License Agreement”) pursuant to which the Company and Eontec agreed to perpetually cross-license their respective technologies.

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

Eutectix Business Development Agreement

On   January 31, 2020, the Company entered into a Business Development Agreement (the “Agreement”) with Eutectix, LLC, a Delaware limited liability company (“Eutectix”), which provided for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Agreement, the Company licensed to Eutectix specified equipment owned by the Company and also licensed various patents and technical information related to the Company’s proprietary technology. The Agreement expired on January 31, 2025.

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

On   January 13, 2022, Liquidmetal Golf entered into a sublicense agreement (“LMG Sublicense Agreement”) with Amorphous Technologies Japan, Inc. (“ATJ”), a newly formed Japanese entity that was established by Twins Corporation, a sporting goods company operating in Japan. Under the agreement, LMG granted ATJ a nonexclusive worldwide sublicense to the Company’s amorphous alloy technology and related trademarks to manufacture and sell golf clubs and golf related products. The original term of three years was extended to have automatic, annual renewals and provided for the payment of a running royalty to LMG of 3% of the net sales price of licensed products.

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

4. INVESTMENTS IN DEBT SECURITIES

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		March 31,	December 31,	March 31,	December 31,
	Longest Maturity Date	2025	2024	2025	2024

U.S. government and agency securities	2029	$13,979	$13,415	$14,076	$13,488
Corporate bonds	2031	$3,098	$2,820	$3,129	$2,841
		$17,077	$16,235	$17,205	$16,330

Income from these investments totaled $251 and $236 during the three months ended  March, 2024 and 2023, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at  March 31, 2025, it was determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact of the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of  March 31, 2025, all investments are current on their scheduled interest and dividend payments. The Company does not intend to sell and it is not likely that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired as of  March 31, 2025.

Investment in debt securities activities consisted of the following:

	Three months ended March 31,
	2025	2024

Investment in debt securities – beginning balance	$16,330	$14,390
Purchases	4,658	3,045
Sales at cost	(3,809)	(3,923)
Realized gain from sale of investment in debt securities	63	52
Interest and dividend income	188	184
Unrealized gain	127	198
Professional management fees and other fees	(14)	(13)
Withdrawals from debt securities	(338)	(248)
Investment in debt securities – ending balance	17,205	13,685
Less – current portion	(8,097)	(13,292)
Investment in debt securities – non-current	$9,108	$393

5. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were comprised of the following:

	March 31,	December 31,
	2025	2024

Accounts receivables	$139	$89
AR Allowance	-	-
Total	$139	$89

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	March 31,	December 31,
	2025	2024

Prepaid service invoices	$87	$85
Prepaid insurance premiums	130	208
Prepaid lease costs and receivables- short term	20	64
Interest and other receivables	139	137
Total	$376	$494

7. INVENTORIES

Inventories were comprised of the following:

	March 31,	December 31,
	2025	2024

Work in progress	$-	$-
Finished goods	18	70
Total	$18	$70

8. PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following:

	March 31,	December 31,
	2025	2024

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(3,958)	(3,880)
Total	$7,279	$7,357

Depreciation expense for three months ended  March 31, 2025 and 2024 were $78 and $78, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

9. PATENTS AND TRADEMARKS, NET

Patents and trademarks were comprised of the following:

	March 31,	December 31,
	2025	2024

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total	2,400	2,400
Accumulated depreciation	(2,368)	(2,365)
Total	$32	$35

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

The Company amortizes capitalized patents and trademarks over an average of 10-to-17-year periods. Amortization expense for patents and trademarks was $4 and $4 for the three months ended  March 31, 2025 and 2024, respectively.

10. OTHER ASSETS

Other assets were comprised of the following:

	March 31,	December 31,
	2025	2024

Utility deposits	$14	$14
Prepaid lease costs and receivables- long term	-	-
Total	$14	$14

11. ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2025	2024

Accrued payroll, vacation, and bonuses	$135	$151
Other accrued liabilities	71	-
Accrued audit fees	58	54
	$264	$205

12. OTHER CURRENT LIABILITIES

Other long-term liabilities was $902 as of  March 31, 2025 and  December 31, 2024, and consisted of $859 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance is $43 in tenant deposits under the Facility Lease.

13. STOCK COMPENSATION PLANS

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. Under this plan, the Company had outstanding grants of options to purchase 3,048,000 and 3,073,000 shares of the Company’s common stock as of March 31, 2025 and December 31, 2024, respectively. The 2012 Plan expired in June 2022.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock were available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under this plan, the Company had outstanding grants of options to purchase 37,844,992 and 23,511,667 as of March 31, 2025 and December 31, 2024, respectively. The 2015 Plan expired in January 2025.

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

Stock based compensation expense attributable to these plans was $54 and $25 for the three months ended  March 31, 2025 and 2024, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2025 (remaining nine months)	$543
2026	757
2027	776
2028	796
Thereafter	1,090
$3,962

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 40,892,992 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at  March 31, 2025, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 26,724,667 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at March 31, 2024, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of   March 31, 2025 and  March 31, 2024 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

16. Related Party Transactions

On   March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by our Chairman, Professor Li. In connection with the 2016 Purchase Agreement and also on   March 10, 2016, the Company and Eontec entered into a license agreement, pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is an affiliate of Yihao which is currently the Company’s primary contract manufacturer. As of  March 31, 2025 and  December 31, 2024, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Yihao were $117 and $115 during the three months ended   March 31, 2025 and 2024, respectively. As of   March 31, 2025 and   December 31, 2024, the Company has outstanding payables to Yihao of $59 and $70, respectively.

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

This management’s discussion and analysis, as well as other sections of this Quarterly Report on Form 10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions, or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar words or expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed in Part II herein, under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other risks and uncertainties discussed in other filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q and Form 8-K and other filings). We disclaim any intention or obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

SIGNIFICANT TRANSACTIONS

Yihao Manufacturing Agreement

On January 12, 2022, Liquidmetal Technologies entered into a manufacturing agreement (“Manufacturing Agreement”) with Dongguan Yihao Metal Materials Technology Co. Ltd. (“Yihao”) to become the primary outsourced manufacturer of our products. Under the Manufacturing Agreement, which has a term of five years, Yihao has agreed to serve as a non-exclusive contract manufacturer for amorphous alloy parts offered and sold by the us at prices determined on a “cost-plus” basis. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Lugee Li, our Chairman and largest beneficial owner of our capital stock.

Liquidmetal Golf License

On January 13, 2022, our Liquidmetal Golf subsidiary (“Liquidmetal Golf” or “LMG”) entered into a sublicense agreement (“LMG Sublicense Agreement”) with Amorphous Technologies Japan, Inc. (“ATJ”), a newly formed Japanese entity that was established by Twins Corporation, a sporting goods company operating in Japan. Under the agreement, LMG granted ATJ a nonexclusive worldwide sublicense to our amorphous alloy technology and related trademarks to manufacture and sell golf clubs and golf related products. The original term of three years as extended to have automatic, annual renewals and provided for the payment of a running royalty to LMG of 3% of the net sales price of licensed products.

Corporate Facility Purchase and Lease

On February 16, 2017, we purchased a 41,000 square foot facility (the “Facility”) located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the Facility was $7,818.

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and our wholly owned subsidiary, entered into a lease agreement pursuant to which we leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term was for 5 years and 2 months and is scheduled to expire on April 30, 2025.

On March 26, 2025, we entered into a new lease agreement (the “Facility Lease”) for a 5 year term commencing on May 1, 2025 and expanded the leased square footage to 40,090 square feet. The base rent payable under the Facility Lease is $51,716 per month initially and is subject to periodic increases up to a maximum of approximately $58,000 per month. Tenant will pay approximately 98% of building operating expenses. The Facility Lease grants us or Tenant the right to terminate the Facility Lease after two and a half years into the lease term and has other customary provisions, including provisions relating to default and usage restrictions.

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

Eontec License Agreement

On March 10, 2016, in connection with the 2016 Purchase Agreement, we entered into a Parallel License Agreement (the “License Agreement”) with DongGuan Eontec Co., Ltd., a Hong Kong corporation (“Eontec”) pursuant to which we agreed to perpetually cross-license our respective technologies.

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

Eutectix Business Development Agreement

On January 31, 2020, we entered into a Business Development Agreement (the “Agreement”) with Eutectix LLC, a Delaware limited liability company (“Eutectix”), which provided for collaboration, joint development efforts, and the manufacturing of products based on the Company’s proprietary amorphous metal alloys. Under the Agreement, we licensed to Eutectix specified equipment owned by us and also licensed to Eutectix various patents and technical information related to our proprietary technology. The Agreement expired in January 2025.

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2023 Annual Report”) contains further discussions on our critical accounting policies and estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025		2024		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$282	100.0%	$173	100.0%	$109	63.0%
Licensing and royalties	-	0.0%	-	0.0%	-	0.0%
Total revenue	282	100.0%	173	100.0%	109	63.0%
Cost of sales	204	72.3%	134	77.5%	70	52.2%

Gross profit	78	27.7%	39	22.5%	39	100.0%

Operating expenses:
Selling, marketing, general and administrative	975	345.7%	763	441.0%	212	27.8%
Research and development	4	1.4%	4	2.3%	-	0.0%
	979	347.2%	767	443.4%	212	27.6%

Operating loss	(901)	-319.5%	(728)	-420.8%	(173)	23.8%

Other income (expense):
Lease income	89	31.6%	89	51.4%	-	0.0%
Other income	2	0.7%	82	47.4%	(80)	-97.6%
Investment income	63	22.3%	54	31.2%	9	16.7%
Interest income	179	63.5%	189	109.2%	(10)	-5.3%
	333	118.1%	414	239.3%	(81)	-19.6%

Loss from operations	(568)	-201.4%	(314)	-181.5%	(254)	80.9%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(568)	-201.4%	(314)	-181.5%	(254)	80.9%

Net loss attributable to non-controlling interest	-	0.0%	-	0.0%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(568)	-201.4%	$(314)	-181.5%	$(254)	80.9%

Revenue and operating expenses

Revenue. Total revenue increased by $109 to $282 for the three months ended March 31, 2025 from $173 for the three months ended March 31, 2024. The increase was attributable to increase in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $204, or 72.3% of total revenue, for the three months ended March 31, 2025, as compared to $134, or 77.5% of total revenue, for the three months ended March 31, 2024. The increase in our cost of sales was primarily driven by lower product revenues during Q1 2024 compared to Q1 2025. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit increased by $39 from $39 for the three months ended March 31, 2024 to $78 for the three months ended March 31, 2025. Our gross margin percentage increased slightly from Q1 2024 to Q1 2025. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $212 to $975, or 345.7% of revenue, for the three months ended March 31, 2025 from $763, or 441.0% of revenue, for the three months ended March 31, 2024. The increase in expenses was primarily attributable to increase in payroll expenses, a one-time severance payment to an administrative staff, and stock compensation in Q1 2025 compared to Q1 2024.

Research and development expenses. Research and development expenses remained unchanged at $4, or 1.4% of revenue, for the three months ended March 31, 2025, and $4, or 2.3% of revenue, for the three months ended March 31, 2024. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $63 and $54 for the three months ended March 31, 2025 and 2024, respectively. The increase during the three months ended March 31, 2025 is primarily due to higher overall yields on debt securities as a result of an increase in overall interest rate increases by the government and holding onto debt securities until maturity.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $179 and $189 for the years ended December 31, 2024 and 2023, respectively. The decrease during the three months ended March 31, 2025 is primarily due to lower overall yields on debt securities as a result of an increase in overall interest rate decreases by the government during the three months ended March 31, 2025.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $89 and $89 for the three months ended March 31, 2025 and 2024, respectively.

Net loss. Our annual net losses of $568 for the three months ended March 31, 2025 and $314 for the three months ended March 31, 2024 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $299 and $196 for the three months ended March 31, 2025 and 2024, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash used in investing activities totaled $812 and cash provided by $757 for the three months ended March 31, 2025 and 2024, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities.

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

However, as of March 31, 2025, we had $4,900 in cash and restricted cash, as well as $17,205 in investments in debt securities. We view this total of $22,105 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

10.1	Industrial/Commercial Multi-Tenant Lease dated March 26, 2025, between 20321 Valencia LLC (Lessor) and MatterHackers, Inc. (Lessee)

31.1	Certification of Principal Executive Officer and Principal Financial Officer, Tony Chung, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer, Tony Chung, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2023, (iv) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2023, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 13, 2025	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)