Form 10-Q
period 2025-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2025-08-13
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of common shares outstanding as of August 13, 2025 was 917,285,149.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except par value and share data)

	June 30,	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$5,618	$6,006
Restricted cash	-	5
Investments in debt securities- short term	7,945	9,453
Trade accounts receivable, net	253	89
Inventories	-	70
Prepaid expenses and other current assets	279	494
Total current assets	14,095	16,117
Investments in debt securities- long term	8,267	6,877
Property and equipment, net	7,202	7,357
Patents and trademarks, net	28	35
Other assets	15	14
Total assets	$29,607	$30,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$263	$153
Accrued liabilities	243	205
Other current liabilities	902	902
Total current liabilities	1,408	1,260

Total liabilities	1,408	1,260

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 917,285,149 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,357	288,270
Accumulated deficit	(279,345)	(278,253)
Accumulated other comprehensive income	172	107
Non-controlling interest in subsidiary	(81)	(80)
Total shareholders' equity	28,199	29,140

Total liabilities and shareholders' equity	$29,607	$30,400

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Products	$289	$242	$571	$415
Licensing and royalties	-	-	-	-
Total revenue	289	242	571	415
Cost of sales	212	187	416	321

Gross profit	77	55	155	94

Operating expenses:
Selling, marketing, general and administrative	927	857	1,902	1,620
Research and development	3	5	7	9
	930	862	1,909	1,629

Operating loss	(853)	(807)	(1,754)	(1,535)

Other income (expense):
Lease income	160	89	249	178
Other income	-	184	2	266
Investment income	5	34	68	86
Interest income	163	240	342	431
	328	547	661	961

Loss from operations	(525)	(260)	(1,093)	(574)

Income taxes	-	-	-	-

Net loss	(525)	(260)	(1,093)	(574)

Net loss attributable to non-controlling interest	1	1	1	1

Net loss attributable to Liquidmetal Technologies shareholders	$(524)	$(259)	$(1,092)	$(573)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	917,285,149	917,285,149	917,285,149	917,285,149

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except share and per share data)

(unaudited)

				Warrants			Accumulated
				part of	Additional		other	Non-
	Preferred	Common	Common	Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - December 31, 2024	-	917,285,149	$917	$18,179	$288,270	$(278,253)	$107	$(80)	$29,140

Stock-based compensation	-	-	-	-	87	-	-	-	87
Net loss	-	-	-	-	-	(1,092)	-	(1)	(1,093)
Other comprehensive gain	-	-	-	-	-	-	65	-	65

Balance - June 30, 2025	-	917,285,149	$917	$18,179	$288,357	$(279,345)	$172	$(81)	$28,199

Balance - December 31, 2023	-	917,285,149	$917	$18,179	$288,126	$(276,743)	$190	$(79)	$30,590

Stock-based compensation	-	-	-	-	63	-	-	-	63
Net loss	-	-	-	-	-	(574)	-	-	(574)
Other comprehensive loss	-	-	-	-	-	-	(5)	-	(5)

Balance - June 30, 2024	-	917,285,149	$917	$18,179	$288,189	$(277,317)	$185	$(79)	$30,074

Balance - March 31, 2025	-	917,285,149	$917	$18,179	$288,324	$(278,821)	$127	$(80)	$28,646

Stock-based compensation	-	-	-	-	33	-	-	-	33
Net loss	-	-	-	-	-	(524)	-	(1)	(525)
Other comprehensive gain	-	-	-	-	-	-	45	-	45

Balance - June 30, 2025	-	917,285,149	$917	$18,179	$288,357	$(279,345)	$172	$(81)	$28,199

Balance - March 31, 2024	-	917,285,149	$917	$18,179	$288,151	$(277,057)	$198	$(79)	$30,309

Stock-based compensation	-	-	-	-	38	-	-	-	38
Net loss	-	-	-	-	-	(260)	-	-	(260)
Other comprehensive loss	-	-	-	-	-	-	(13)	-	(13)

Balance - June 30, 2024	-	917,285,149	$917	$18,179	$288,189	$(277,317)	$185	$(79)	$30,074

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net loss	$(525)	$(260)	$(1,093)	$(574)

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	45	(13)	65	(5)
Other comprehensive income (loss), net of tax	45	(13)	65	(5)

Comprehensive loss	(480)	(273)	(1,028)	(579)

Less: Comprehensive loss attributable to noncontrolling interests	1	1	1	1

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(479)	$(272)	$(1,027)	$(578)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(1,093)	$(574)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	164
Realized investment gains (loss), net	(68)	(75)
Unrealized investment gain, net	65	(5)
Stock-based compensation	87	63

Changes in operating assets and liabilities:
Trade accounts receivable	(164)	44
Inventories	70	74
Prepaid expenses and other current assets	215	209
Other assets and liabilities	(1)	-
Accounts payable and accrued liabilities	148	(57)
Deferred revenue	-	14
Net cash used in operating activities	(579)	(143)

Investing Activities:
Purchases of debt securities	(4,927)	(8,973)
Proceeds from sales of debt securities	5,113	7,646
Net cash provided by (used in) investing activities	186	(1,327)

Net decrease in cash, cash equivalents, and restricted cash	(393)	(1,470)

Cash, cash equivalents, and restricted cash at beginning of period	6,011	8,842

Cash, cash equivalents, and restricted cash at end of period	$5,618	$7,372

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$800

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2025 and 2024

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

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited interim consolidated financial statements as of and for the six months ended  June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended  June, 2025 are not necessarily indicative of the results that  may be expected for any future periods or the year ending  December 31, 2025. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on  March 13, 2025.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the six months ended  June 30, 2025 and 2024.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the six months ended  June 30, 2025 and 2024.

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the six months ended   June 30, 2025 and 2024.

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

As of  June 30, 2025, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$7,945	$7,595	$350	$-
Investments in debt securities (long-term)	8,267	6,057	2,210	-

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

4. INVESTMENTS IN DEBT SECURITIES

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
	Longest	June 30,	December 31,	June 30,	December 31,
	Maturity Date	2025	2024	2025	2024

U.S. government and agency securities	2029	12,941	13,415	13,066	13,488
Corporate bonds	2031	3,099	2,820	3,146	2,841
Certificates of deposit	One-year
		16,040	16,235	16,212	16,329

Income from these investments totaled $168 and $410 during the three and six months ended  June 30, 2025, respectively, and $274 and $517 during three and six months ended June 30, 2024, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at  June 30, 2025, it was determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact of the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of  June 30, 2025, all investments are current on their scheduled interest and dividend payments. The Company does not intend to sell and it is not likely that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired as of  June 30, 2025.

Investment in debt securities activities consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Investment in debt securities – beginning balance	$17,205	$13,685	$16,330	$14,390
Purchases	269	5,928	4,927	8,973
Sales at cost	8,927	(3,697)	5,118	(7,620)
Realized gain from sale of investment in debt securities	5	34	68	86
Interest and dividend income	153	270	341	454
Unrealized gain	45	(13)	172	185
Professional management fees and other fees	(10)	(13)	(24)	(26)
Withdrawals from debt securities	(10,382)	(402)	(10,720)	(650)
Investment in debt securities – ending balance	16,212	15,792	16,212	15,792
Less – current portion	(7,945)	(13,292)	(7,945)	(13,292)
Investment in debt securities – non-current	$8,267	$2,500	$8,267	$2,500

5. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were comprised of the following:

	June 30,	December 31,
	2025	2024

Accounts receivables	$253	$89
AR Allowance	-	-
Total	$253	$89

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	June 30,	December 31,
	2025	2024

Prepaid service invoices	$55	$85
Prepaid insurance premiums	52	208
Prepaid lease costs and receivables- short term	15	64
Interest and other receivables	157	137
Total	$279	$494

7. INVENTORIES

Inventories were comprised of the following:

	June 30,	December 31,
	2025	2024

Work in progress	$-	$-
Finished goods	-	70
Total	$-	$70

8. PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following:

	June 30,	December 31,
	2025	2024

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	272	272
Office equipment, furnishings, and improvements	51	51
Total	11,237	11,237
Accumulated depreciation	(4,035)	(3,880)
Total	$7,202	$7,357

Depreciation expense were $77 and $155 for three and six months ended  June 30, 2025 , respectively, and were $77 and $155 for three and six months ended  June 30, 2024, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

9. PATENTS AND TRADEMARKS, NET

Patents and trademarks were comprised of the following:

	June 30,	December 31,
	2025	2024

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total	2,400	2,400
Accumulated depreciation	(2,372)	(2,365)
Total	$28	$35

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

The Company amortizes capitalized patents and trademarks over an average of 10-to-17-year periods. Amortization expense for patents and trademarks was $3 and $7 for the three and six months ended  June 30, 2025, respectively, and $5 and $9 for the three and six months ended June 30, 2024, respectively.

10. OTHER ASSETS

Other assets were comprised of the following:

	June 30,	December 31,
	2025	2024

Utility deposits	$15	$14
Total	$15	$14

11. ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30,	December 31,
	2025	2024

Accrued payroll, vacation, and bonuses	$172	$151
Accrued audit fees	71	54
	$243	$205

12. OTHER CURRENT LIABILITIES

Other long-term liabilities was $902 as of  June 30, 2025 and  December 31, 2024, and consisted of $859 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance is $43 in tenant deposits under the Facility Lease.

13. STOCK COMPENSATION PLANS

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. Under this plan, the Company had outstanding grants of options to purchase 2,432,500 and 3,073,000 shares of the Company’s common stock as of June 30, 2025 and December 31, 2024, respectively. The 2012 Plan expired in June 2022.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock were available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under this plan, the Company had outstanding grants of options to purchase 37,361,667 and 23,511,667 as of June 30, 2025 and December 31, 2024, respectively. The 2015 Plan expired in January 2025.

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

Stock based compensation expense attributable to these plans was $33 and $87 for the three and six months ended  June 30, 2025, respectively, and $38 and $63 for the three  and six months ended  June 30, 2024.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2025 (remaining six months)	$372
2026	757
2027	776
2028	796
Thereafter	1,090
$3,791

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 39,794,167 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at  June 30, 2025, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 26,584,667 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at June 30, 2024, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of   June 30, 2025 and  June 30, 2024 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

16. Related Party Transactions

On   March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by our Chairman, Professor Li. In connection with the 2016 Purchase Agreement and also on   March 10, 2016, the Company and Eontec entered into a license agreement, pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is an affiliate of Yihao which is currently the Company’s primary contract manufacturer. As of  June 30, 2025 and  December 31, 2024, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Yihao were $121 and $238 for the three and six months ended June 30, 2025, respectively, and $143 and $258 during the three and six months ended   June 30, 2024, respectively. As of   June 30, 2025 and   December 31, 2024, the Company has outstanding payables to Yihao of $40 and $70, respectively.

On   May 10, 2022, Mr. Abdi Mahamedi resigned as a director of the Company. Upon Mr. Mahamedi’s departure, the Company entered into a Consulting Agreement with Mr. Mahamedi to present business opportunities for the licensing and sublicensing of the Company’s technology. The Consulting Agreement has a term of 5 years and granted to Mr. Mahamedi an option to purchase up to 2.0 million shares of Company common stock at an exercise price of the closing market price of the Company’s common stock on   May 10, 2022 that will vest 33% on the first anniversary of the grant date and the remainder vesting monthly over the ensuing two years, provided that Mr. Mahamedi continues to be engaged as a consultant on each such vesting date. The options have a term of 5 years.

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

On July 4, 2025, Liquidmetal Asia Holdings Limited (“Liquidmetal Asia”), a Hong Kong based, wholly owned subsidiary of the Company, entered into a shareholders agreement with Mr. Chong Liu, an individual investor to form a new joint venture company named Hangzhou Feifeng Liquidmetal Co. Ltd., a limited liability company formed under the Peoples Republic of China (the “Joint Venture Company”). The Joint Venture Company was formed for the principal purpose of developing a manufacturing facility in Hangzhou, China for the manufacture of amorphous metal products. The Joint Venture Company will be owned 70% by Liquidmetal Asia and 30% by Mr. Liu and will be capitalized with $6.0 million USD of initial capital, of which $4.2 million has been contributed by Liquidmetal Asia, and $1.8 million will be contributed by Mr. Liu on or before May 25, 2028.

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

SIGNIFICANT TRANSACTIONS

Yihao Manufacturing Agreement

On January 12, 2022, Liquidmetal Technologies entered into a manufacturing agreement (“Manufacturing Agreement”) with Dongguan Yihao Metal Materials Technology Co. Ltd. (“Yihao”) to become the primary contract manufacturer of our products. Under the Manufacturing Agreement, which has a term of five years, Yihao has agreed to serve as a non-exclusive contract manufacturer for amorphous alloy parts offered and sold by the us at prices determined on a “cost-plus” basis. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Lugee Li, our Chairman and largest beneficial owner of our capital stock.

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) contains further discussions on our critical accounting policies and estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2025 and 2024

	Three months ended June 30,
	2025		2024		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$289	100.0%	$242	100.0%	$47	19.4%
Licensing and royalties	-	0.0%	-	0.0%	-	0.0%
Total revenue	289	100.0%	242	100.0%	47	19.4%
Cost of sales	212	73.4%	187	77.3%	25	13.4%

Gross profit	77	26.6%	55	22.7%	22	40.0%

Operating expenses:
Selling, marketing, general and administrative	927	320.8%	857	354.1%	70	8.2%
Research and development	3	1.0%	5	2.1%	(2)	-40.0%
	930	321.8%	862	356.2%	68	7.9%

Operating loss	(853)	-295.2%	(807)	-333.5%	(46)	5.7%

Other income (expense):
Lease income	160	55.4%	89	36.8%	71	79.8%
Other income	-	0.0%	184	76.0%	(184)	-100.0%
Investment income	5	1.7%	34	14.0%	(29)	-85.3%
Interest income	163	56.4%	240	99.2%	(77)	-32.1%
	328	113.5%	547	226.0%	(219)	-40.0%

Loss from operations	(525)	-181.7%	(260)	-107.4%	(265)	101.9%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(525)	-181.7%	(260)	-107.4%	(265)	101.9%

Net loss attributable to non-controlling interest	1	0.3%	1	0.4%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(524)	-181.3%	$(259)	-107.0%	$(265)	102.3%

Revenue and operating expenses

Revenue. Total revenue increased by $47 to $289 for the three months ended June 30, 2025 from $242 for the three months ended June 30, 2024. The increase was attributable to increase in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $212, or 73.4% of total revenue, for the three months ended June 30, 2025, as compared to $187, or 77.3% of total revenue, for the three months ended June 30, 2024. The increase in our cost of sales was primarily driven by lower product revenues during Q2 2024 compared to Q2 2025. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit increased by $22 from $55 for the three months ended June 30, 2024 to $77 for the three months ended June 30, 2025. Our gross margin percentage increased slightly from Q2 2024 to Q2 2025. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $70 to $927, or 320.8% of revenue, for the three months ended June 30, 2025 from $857, or 354.1% of revenue, for the three months ended June 30, 2024. The increase in expenses was primarily attributable to increase in payroll expenses, a one-time severance payment to an administrative staff, and stock compensation in Q2 2025 compared to Q2 2024.

Research and development expenses. Research and development expenses remained unchanged at $3, or 1.0% of revenue, for the three months ended June 30, 2025, and $5, or 2.1% of revenue, for the three months ended June 30, 2024. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $5 and $34 for the three months ended June 30, 2025 and 2024, respectively. The decrease during the three months ended June 30, 2025 is primarily due to higher overall yields on debt securities as a result of an increase in overall interest rate increases by the government and holding onto debt securities until maturity.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $160 and $89 for three months ended June 30, 2025 and 2024, respectively. The decrease during the three months ended June 30, 2025 is primarily due to withdrawals from debt securities.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $160 and $89 for the three months ended June 30, 2025 and 2024, the increase in lease income was due to our tenant signing a new lease agreement with higher base rents.

Net loss. Our annual net losses of $525 for the three months ended June 30, 2025 and $260 for the three months ended June 30, 2024 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

Comparison of the six months ended June 30, 2025 and 2024

	Six months ended June 30,
	2025		2024		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$571	100.0%	$415	100.0%	$156	37.6%
Licensing and royalties	-	0.0%	-	0.0%	-	0.0%
Total revenue	571	100.0%	415	100.0%	156	37.6%
Cost of sales	416	72.9%	321	77.3%	95	29.6%

Gross profit	155	27.1%	94	22.7%	61	64.9%

Operating expenses:
Selling, marketing, general and administrative	1,902	333.1%	1,620	390.4%	282	17.4%
Research and development	7	1.2%	9	2.2%	(2)	-22.2%
	1,909	334.3%	1,629	392.5%	280	17.2%

Operating loss	(1,754)	-307.2%	(1,535)	-369.9%	(219)	14.3%

Other income (expense):
Lease income	249	43.6%	179	43.1%	70	39.1%
Other income	2	0.4%	266	64.1%	(264)	-99.2%
Investment income	68	11.9%	86	20.7%	(18)	-20.9%
Interest income	342	59.9%	430	103.6%	(88)	-20.5%
	661	115.8%	961	231.6%	(300)	-31.2%

Loss from operations	(1,093)	-191.4%	(574)	-138.3%	(519)	90.4%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(1,093)	-191.4%	(574)	-138.3%	(519)	90.4%

Net loss attributable to non-controlling interest	1	0.2%	1	0.2%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(1,092)	-191.2%	$(573)	-138.1%	$(519)	90.6%

Revenue and operating expenses

Revenue. Total revenue increased by $156 to $571 for the six months ended June 30, 2025 from $415 for the six months ended June 30, 2024. The increase was attributable to increase in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $416, or 72.9% of total revenue, for the six months ended June 30, 2025, as compared to $321, or 77.3% of total revenue, for the six months ended June 30, 2024. The increase in our cost of sales was primarily driven by lower product revenues during Q2 2024 compared to Q2 2025. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit increased by $61 from $94 for the six months ended June 30, 2024 to $155 for the six months ended June 30, 2025. Our gross margin percentage increased slightly from Q2 2024 to Q2 2025. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $282 to $1,902, or 333.1% of revenue, for the six months ended June 30, 2025 from $1,620, or 390.4% of revenue, for the six months ended June 30, 2024. The increase in expenses was primarily attributable to increase in payroll expenses, a one-time severance payment to an administrative staff, and stock compensation in Q2 2025 compared to Q2 2024.

Research and development expenses. Research and development expenses remained unchanged at $7, or 1.2% of revenue, for the six months ended June 30, 2025, and $9, or 2.2% of revenue, for the six months ended June 30, 2024. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $68 and $86 for the six months ended June 30, 2025 and 2024, respectively. The decrease during the six months ended June 30, 2025 is primarily due to higher overall yields on debt securities as a result of an increase in overall interest rate increases by the government and holding onto debt securities until maturity.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $342 and $430 for six months ended June 30, 2025 and 2024, respectively. The decrease during the six months ended June 30, 2025 is primarily due to withdrawals from debt securities.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $249 and $179 for the six months ended June 30, 2025 and 2024, respectively.

Net loss. Our annual net losses of $1,093 for the six months ended June 30, 2025 and $574 for the six months ended June 30, 2024 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $579 and $143 for the six months ended June 30, 2025 and 2024, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by investing activities totaled $186 and cash used in investing activities totaled $1,327 for the six months ended June 30, 2025 and 2024, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities.

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

However, as of June 30, 2025, we had $5,618 in cash, as well as $16,212 in investments in debt securities. We view this total of $21,830 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2024 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2024 Annual Report.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 13, 2025	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)