Form 10-Q
period 2025-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2025-11-13
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of common shares outstanding as of November 13, 2025 was 917,285,149.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share data)

	(Unaudited) September 30,	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$8,490	$6,006
Restricted cash	-	5
Investments in debt securities- short term	5,563	9,453
Trade accounts receivable, net	78	89
Inventories	-	70
Prepaid expenses and other current assets	720	494
Total current assets	14,851	16,117
Investments in debt securities- long term	7,053	6,877
Property and equipment, net	7,127	7,357
Patents and trademarks, net	24	35
Other assets	80	14
Total assets	$29,135	$30,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$296	$153
Accrued liabilities	210	205
Other current liabilities	902	902
Total current liabilities	1,408	1,260

Total liabilities	1,408	1,260

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 917,285,149 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,388	288,270
Accumulated deficit	(279,897)	(278,253)
Accumulated other comprehensive income	221	107
Non-controlling interest in subsidiary	(81)	(80)
Total shareholders' equity	27,727	29,140

Total liabilities and shareholders' equity	$29,135	$30,400

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	(Unaudited) Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Products	$28	$316	$599	$731
Licensing and royalties	9	-	9	-
Total revenue	37	316	608	731
Cost of sales	17	239	433	560

Gross profit	20	77	175	171

Operating expenses:
Selling, marketing, general and administrative	961	904	2,863	2,524
Research and development	4	6	11	15
	965	910	2,874	2,539

Operating loss	(945)	(833)	(2,699)	(2,368)

Other income (expense):
Lease income	196	88	445	267
Other income	6	45	8	311
Investment income	25	53	93	139
Interest income	166	206	508	636
	393	392	1,054	1,353

Loss from operations	(552)	(441)	(1,645)	(1,015)

Income taxes	-	-	-	-

Net loss	(552)	(441)	(1,645)	(1,015)

Net income attributable to non-controlling interest	-	-	1	1

Net loss attributable to Liquidmetal Technologies shareholders	$(552)	$(441)	$(1,644)	$(1,014)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	917,285,149	917,285,149	917,285,149	917,285,149

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except share and per share data)

				Warrants			Accumulated
				part of	Additional		other	Non-
	Preferred	Common	Common	Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - December 31, 2024	-	917,285,149	$917	$18,179	$288,270	$(278,253)	$107	$(80)	$29,140

Stock-based compensation	-	-	-	-	118	-	-	-	118
Net loss	-	-	-	-	-	(1,644)	-	(1)	(1,645)
Foreign currency translation adjustment	-	-	-	-	-	-	20	-	20
Other comprehensive gain	-	-	-	-	-	-	94	-	94

Balance - September 30, 2025 (unaudited)	-	917,285,149	$917	$18,179	$288,388	$(279,897)	$221	$(81)	$27,727

Balance - December 31, 2023	-	917,285,149	$917	$18,179	$288,126	$(276,743)	$190	$(79)	$30,590

Stock-based compensation	-	-	-	-	105	-	-	-	105
Net loss	-	-	-	-	-	(1,014)	-	(1)	(1,015)
Other comprehensive loss	-	-	-	-	-	-	156	-	156

Balance - September 30, 2024 (unaudited)	-	917,285,149	$917	$18,179	$288,231	$(277,757)	$346	$(80)	$29,836

				Warrants			Accumulated
				part of	Additional		other	Non-
	Preferred	Common	Common	Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - June 30, 2025 (unaudited)	-	917,285,149	$917	$18,179	$288,357	$(279,345)	$172	$(81)	$28,199

Stock-based compensation	-	-	-	-	31	-	-	-	31
Net loss	-	-	-	-	-	(552)	-	-	(552)
Foreign currency translation adjustment	-	-	-	-	-	-	20	-	20
Other comprehensive gain	-	-	-	-	-	-	29	-	29

Balance - September 30, 2025 (unaudited)	-	917,285,149	$917	$18,179	$288,388	$(279,897)	$221	$(81)	$27,727

Balance - June 30, 2024 (unaudited)	-	917,285,149	$917	$18,179	$288,189	$(277,316)	$185	$(80)	$30,074

Stock-based compensation	-	-	-	-	42	-	-	-	42
Net loss	-	-	-	-	-	(441)	-	-	(441)
Other comprehensive loss	-	-	-	-	-	-	161	-	161

Balance - September 30, 2024 (unaudited)	-	917,285,149	$917	$18,179	$288,231	$(277,757)	$346	$(80)	$29,836

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
	2025	2024	2025	2024

Net loss	$(552)	$(441)	$(1,645)	$(1,015)

Other comprehensive income, net of tax
Net unrealized gains on available-for-sale securities	$29	$161	$94	$156
Gain on foreign currency translation	20	-	20	-
Other comprehensive income, net of tax	49	161	114	156

Comprehensive loss	(503)	(280)	(1,531)	(859)

Less: Comprehensive income attributable to noncontrolling interests	-	1	1	1

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(503)	$(279)	$(1,530)	$(858)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	(Unaudited) Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(1,645)	$(1,015)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	246
Realized investment gains (loss), net	(93)	138
Unrealized investment gain, net	114	156
Stock-based compensation	118	105
Net income attributable to non-controlling interest	(1)	(1)
Changes in operating assets and liabilities:
Trade accounts receivable	11	119
Inventories	70	4
Prepaid expenses and other current assets	(226)	(147)
Other assets and liabilities	(66)	209
Accounts payable and accrued liabilities	149	57
Deferred revenue	-	(6)
Net cash used in operating activities	(1,325)	(135)

Investing Activities:
Purchases of debt securities	(5,506)	(15,032)
Proceeds from sales of debt securities	9,313	11,220
Purchase of property and equipment	(3)	-
Net cash provided by (used in) investing activities	3,804	(3,812)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,479	(3,947)

Cash, cash equivalents, and restricted cash at beginning of period	6,011	8,842

Cash, cash equivalents, and restricted cash at end of period	$8,490	$4,895

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2025 and 2024

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

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited interim consolidated financial statements as of and for the nine months ended  September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that  may be expected for any future periods or the year ending  December 31, 2025. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on  March 13, 2025.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the nine months ended  September 30, 2025 and 2024.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the nine months ended September 30, 2025 and 2024.

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the nine months ended September 30, 2025 and 2024.

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

As of  September 30, 2025, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$5,563	$5.363	$200	$-
Investments in debt securities (long-term)	7,053	4,932	2,121	-

363

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

Foreign Currency Translation

The Company has operations in China. Accounting records in foreign operations are maintained in local currencies and remeasured to the US dollars during the consolidation. Nonmonetary assets and liabilities are translated at historical rates, and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains or losses from remeasurement of foreign currency financial statements into the US dollars are included in current results of comprehensive income.

Other Recent Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. SIGNIFICANT TRANSACTIONS

Hangzhou Feifeng Liquidmetal Co., Ltd. Joint Venture

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

2016 Purchase Agreement

On   March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on   March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on   October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various third party buyers leaving 225,212,112 shares of our common stock owned by the Investor as of December 31, 2024.

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

4. INVESTMENTS IN DEBT SECURITIES

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

	Longest	(Unaudited) Amortized Cost		(Unaudited) Fair Value
	Maturity	September 30,	December 31,	September 30,	December 31,
	Date	2025	2024	2025	2024

U.S. government and agency securities	2029	9,501	13,415	9,639	13,488
Corporate bonds	2031	2,920	2,820	2,977	2,841
Certificates of deposit	One-year
		12,421	16,235	12,616	16,329

Income from these investments totaled $191 and $601 during the three and nine months ended  September 30, 2025, respectively, and $259 and $775 during three and nine months ended September 30, 2024, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at  September 30, 2025, it was determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact of the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of  September 30, 2025, all investments are current on their scheduled interest and dividend payments. The Company does not intend to sell and it is not likely that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired as of  September 30, 2025.

Investment in debt securities activities consisted of the following:

	(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
	2025	2024	2025	2024

Investment in debt securities – beginning balance	$16,212	$15,792	$16,330	$14,390
Purchases	269	5,928	5,506	15,032
Sales at cost	(1,309)	(3,697)	(9,324)	(11,556)
Realized gain from sale of investment in debt securities	5	34	93	138
Interest and dividend income	153	270	532	637
Unrealized gain	45	(13)	201	346
Professional management fees and other fees	(10)	(13)	(34)	(41)
Withdrawals from debt securities	(2,749)	(237)	(688)	(882)
Investment in debt securities – ending balance	12,616	18,064	12,616	18,064
Less – current portion	(5,563)	(11,696)	(5,563)	(11,696)
Investment in debt securities – non-current	$7,053	$6,368	$7,053	$6,368

5. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were comprised of the following:

	(Unaudited) September 30,	December 31,
	2025	2024

Accounts receivables	$78	$89
AR allowance	-	-
Total	$78	$89

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	(Unaudited) September 30,	December 31,
	2025	2024

Prepaid service invoices	$125	$85
Prepaid insurance premiums	288	208
Prepaid lease costs and receivables- short term	184	64
Interest and other receivables	123	137
Total	$720	$494

7. INVENTORIES

Inventories were comprised of the following:

	(Unaudited) September 30,	December 31,
	2025	2024

Work in progress	$-	$-
Finished goods	$-	$70
Total	$-	$70

8. PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following:

	(Unaudited) September 30,	December 31,
	2025	2024

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	275	272
Office equipment, furnishings, and improvements	51	51
Total	11,240	11,237
Accumulated depreciation	(4,113)	(3,880)
Total	$7,127	$7,357

Depreciation expense were $78 and $233 for three and nine months ended September 30, 2025 , respectively, and were $78 and $233 for three and nine months ended September 30, 2024, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

9. PATENTS AND TRADEMARKS, NET

Patents and trademarks were comprised of the following:

	(Unaudited) September 30,	December 31,
	2025	2024

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,685	1,686
Trademarks	148	148
Total	2,399	2,400
Accumulated depreciation	(2,375)	(2,365)
Total	$24	$35

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

The Company amortizes capitalized patents and trademarks over an average of 10-to-17-year periods. Amortization expense for patents and trademarks was $4 and $11 for the three and nine months ended September 30, 2025, respectively, and $4 and $13 for the three and nine months ended September 30, 2024, respectively.

10. OTHER ASSETS

Other assets were comprised of the following:

	(Unaudited) September 30,	December 31,
	2025	2024

Utility deposits	$14	$14
Deposits	66	-
Total	$80	$14

11. ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	(Unaudited) September 30,	December 31,
	2025	2024

Accrued payroll, vacation, and bonuses	$126	$151
Accrued audit fees	84	54
	$210	$205

12. OTHER CURRENT LIABILITIES

Other long-term liabilities was $902 as of  September 30, 2025 and  December 31, 2024, and consisted of $859 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance is $43 in tenant deposits under the Facility Lease.

13. STOCK COMPENSATION PLANS

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. Under this plan, the Company had outstanding grants of options to purchase 2,432,500 and 3,073,000 shares of the Company’s common stock as of September 30, 2025 and December 31, 2024, respectively. The 2012 Plan expired in June 2022.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock were available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under this plan, the Company had outstanding grants of options to purchase 37,361,667 and 23,511,667 as of September 30, 2025 and December 31, 2024, respectively. The 2015 Plan expired in January 2025.

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

Stock based compensation expense attributable to these plans was $31 and $118 for the three and nine months ended September 30, 2025, respectively, and $42 and $105 for the three  and nine months ended September 30, 2024.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2025 (remaining three months)	$186
2026	757
2027	776
2028	796
Thereafter	1,090
$3,605

15. Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 39,794,167shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at  September 30, 2025, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 26,584,667 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at September 30, 2024, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of   September 30, 2025 and  September 30, 2024 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

16. Related Party Transactions

On   March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by our Chairman, Professor Li. In connection with the 2016 Purchase Agreement and also on   March 10, 2016, the Company and Eontec entered into a license agreement, pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is an affiliate of Yihao which is currently the Company’s primary contract manufacturer. As of  September 30, 2025 and  December 31, 2024, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Yihao were $61 and $299 for the three and nine months ended   September 30, 2025, respectively, and $221 and $479 during the three and nine months ended   September 30, 2024, respectively. As of   September 30, 2025 and   December 31, 2024, the Company has outstanding payables to Yihao of $14 and $70, respectively.

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

SIGNIFICANT TRANSACTIONS

Hangzhou Feifeng Liquidmetal Co., Ltd. Joint Venture

On July 4, 2025, Liquidmetal Asia Holdings Limited (“Liquidmetal Asia”), a Hong Kong based, our wholly owned subsidiary, entered into a shareholders agreement with Mr. Chong Liu, an individual investor to form a new joint venture company named Hangzhou Feifeng Liquidmetal Co. Ltd., a limited liability company formed under the Peoples Republic of China (the “Joint Venture Company”). The Joint Venture Company was formed for the principal purpose of developing a manufacturing facility in Hangzhou, China for the manufacture of amorphous metal products. The Joint Venture Company will be owned 70% by Liquidmetal Asia and 30% by Mr. Liu and will be capitalized with $6.0 million USD of initial capital, of which $4.2 million has been contributed by Liquidmetal Asia, and $1.8 million will be contributed by Mr. Liu on or before May 25, 2028.

Yihao Manufacturing Agreement

On January 12, 2022, we entered into a manufacturing agreement (“Manufacturing Agreement”) with Dongguan Yihao Metal Materials Technology Co. Ltd. (“Yihao”) to become the primary contract manufacturer of our products. Under the Manufacturing Agreement, which has a term of five years, Yihao has agreed to serve as a non-exclusive contract manufacturer for amorphous alloy parts offered and sold by us at prices determined on a “cost-plus” basis. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Lugee Li, our Chairman and largest beneficial owner of our capital stock.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2025 and 2024

	Three months ended September 30,
	2025		2024		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$28	75.7%	$316	100.0%	$(288)	-91.1%
Licensing and royalties	9	24.3%	-	0.0%	9	0.0%
Total revenue	37	100.0%	316	100.0%	(279)	-88.3%
Cost of sales	17	45.9%	239	75.6%	(222)	-92.9%

Gross profit	20	54.1%	77	24.4%	(57)	-74.0%

Operating expenses:
Selling, marketing, general and administrative	961	2597.3%	904	286.1%	57	6.3%
Research and development	4	10.8%	6	1.9%	(2)	-33.3%
	965	2608.1%	910	288.0%	55	6.0%

Operating loss	(945)	-2554.1%	(833)	-263.6%	(112)	13.4%

Other income (expense):
Lease income	196	529.7%	88	27.8%	108	122.7%
Other income	6	16.2%	45	14.2%	(39)	-86.7%
Investment income	25	67.6%	53	16.8%	(28)	-52.8%
Interest income	166	448.6%	206	65.2%	(40)	-19.4%
	393	1062.2%	392	124.1%	1	0.3%

Loss from operations	(552)	-1491.9%	(441)	-139.6%	(111)	25.2%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(552)	-1491.9%	(441)	-139.6%	(111)	25.2%

Net loss attributable to non-controlling interest	-	0.0%	-	0.0%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(552)	-1491.9%	$(441)	-139.6%	$(111)	25.2%

Revenue and operating expenses

Revenue. Total revenue decreased by $279 to $37 for the three months ended September 30, 2025 from $316 for the three months ended September 30, 2024. The decrease was attributable to decrease in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $17, or 45.9% of total revenue, for the three months ended September 30, 2025, as compared to $239, or 75.6% of total revenue, for the three months ended September 30, 2024. The increase in our cost of sales was primarily driven by lower general production revenues and higher mold tooling during Q3 2025 compared to Q3 2024. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit decreased by $57 from $77 for the three months ended September 30, 2024 to $20 for the three months ended September 30, 2025. Our gross margin percentage increased from Q3 2024 to Q3 2025. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $57 to $961, or 2,597.3% of revenue, for the three months ended September 30, 2025 from $904, or 286.1% of revenue, for the three months ended September 30, 2024. The increase in expenses was primarily attributable to increase in payroll expenses, legal fees, travel expenses, and stock compensation in Q3 2025 compared to Q3 2024.

Research and development expenses. Research and development expenses remained unchanged at $4, or 10.8% of revenue, for the three months ended September 30, 2025, and $6, or 1.9% of revenue, for the three months ended September 30, 2024. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $25 and $53 for the three months ended September 30, 2025 and 2024, respectively. The decrease during the three months ended September 30, 2025 is primarily due to withdrawals from debt securities.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $166 and $206 for three months ended September 30, 2025 and 2024, respectively. The decrease during the three months ended September 30, 2025 is primarily due withdrawals from debt securities to fund our new joint venture.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $196 and $88 for the three months ended September 30, 2025 and 2024, the increase in lease income was due to our tenant signing a new lease agreement with higher base rents.

Net loss. Our annual net losses of $552 for the three months ended September 30, 2025 and $441 for the three months ended September 30, 2024 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine months ended September 30,
	2025		2024		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$599	98.5%	$731	100.0%	$(132)	-18.1%
Licensing and royalties	9	1.5%	-	0.0%	9	0.0%
Total revenue	608	100.0%	731	100.0%	(123)	-16.8%
Cost of sales	433	71.2%	560	76.6%	(127)	-22.7%

Gross profit	175	28.8%	171	23.4%	4	2.3%

Operating expenses:
Selling, marketing, general and administrative	2,863	470.9%	2,524	345.3%	339	13.4%
Research and development	11	1.8%	15	2.1%	(4)	-26.7%
	2,874	472.7%	2,539	347.3%	335	13.2%

Operating loss	(2,699)	-443.9%	(2,368)	-323.9%	(331)	14.0%

Other income (expense):
Lease income	445	73.2%	267	36.5%	178	66.7%
Other income	8	1.3%	311	42.5%	(303)	-97.4%
Investment income	93	15.3%	139	19.0%	(46)	0.0%
Interest income	508	83.6%	636	87.0%	(128)	-20.1%
	1,054	173.4%	1,353	185.1%	(299)	-22.1%

Loss from operations	(1,645)	-270.6%	(1,015)	-138.9%	(630)	62.1%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(1,645)	-270.6%	(1,015)	-138.9%	(630)	62.1%

Net income attributable to non-controlling interest	1	0.2%	1	0.1%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(1,644)	-270.4%	$(1,014)	-138.7%	$(630)	62.1%

Revenue and operating expenses

Revenue. Total revenue decreased by $123 to $608 for the nine months ended September 30, 2025 from $731 for the nine months ended September 30, 2024. The decrease was attributable to a decrease in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $433, or 71.2% of total revenue, for the nine months ended September 30, 2025, as compared to $560, or 76.6% of total revenue, for the nine months ended September 30, 2024. The decreease in our cost of sales was primarily driven by lower production part revenues during Q3 2025 compared to Q3 2024. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit increased by $4 from $171 for the nine months ended September 30, 2024 to $175 for the nine months ended September 30, 2025. Our gross margin percentage increased slightly from Q3 2024 to Q3 2025. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $339 to $2,863, or 470.9% of revenue, for the nine months ended September 30, 2025 from $2,524, or 345.3% of revenue, for the nine months ended September 30, 2024. The increase in expenses was primarily attributable to increase in payroll expenses, travel expenses, legal fees, and stock compensation in Q3 2025 compared to Q3 2024.

Research and development expenses. Research and development expenses remained unchanged at $11, or 1.8% of revenue, for the nine months ended September 30, 2025, and $15, or 2.1% of revenue, for the nine months ended September 30, 2024. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $93 and $139 for the nine months ended September 30, 2025 and 2024, respectively. The decrease during the nine months ended September 30, 2025 is primarily due to withdrawals from debt securities.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $508 and $636 for nine months ended September 30, 2025 and 2024, respectively. The decrease during the nine months ended September 30, 2025 is primarily due to withdrawals from debt securities to fund our new joint venture.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $445 and $267 for the nine months ended September 30, 2025 and 2024, respectively, the increase in lease income was due to our tenant signing a new lease agreement with higher base rents.

Net loss. Our annual net losses of $1,645 for the nine months ended September 30, 2025 and $1,015 for the nine months ended September 30, 2024 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $1,325 and $135 for the nine months ended September 30, 2025 and 2024, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by investing activities totaled $3,804 and cash used in investing activities totaled $3,812 for the nine months ended September 30, 2025 and 2024, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities.

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

However, as of September 30, 2025, we had $8,490 in cash, as well as $12,616 in investments in debt securities. We view this total of $21,106 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 13, 2025	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)