Form 10-K
period 2025-12-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2026-03-12
CIK 1141240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $82,762,624. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $0.12 per share, the closing price of the common stock as reported on the “OTCQB Venture Marketplace” on June 30, 2025, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2025, is deemed to be an affiliate.

The number of shares of common stock outstanding as of March 12, 2026 was 917,285,149.

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

Overview

We are a materials technology and manufacturing company focused on the development and commercialization of products made from proprietary amorphous alloys and/or utilizing proprietary amorphous alloy manufacturing technologies. In addition to developing our own manufacturing facility through our subsidiary in China, we work with third-party manufacturing and commercial partners to develop and commercial products made from our proprietary amorphous alloys.

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

Applications for Liquidmetal Alloys

There is a very broad number of markets where Liquidmetal alloys have application opportunities. Some of the more prominent markets include: humanoid robots, medical/ dental, automotive, non-consumer electronics, and sporting equipment. We believe that these areas are consistent with our strategy in terms of market size, building brand recognition, and providing an opportunity to develop and refine our processing capabilities. Although we believe that strategic partnership transactions could also create valuable opportunities beyond the parameters of these target markets, we anticipate continuing to pursue these markets both internally and in conjunction with partners.

Humanoid Robots

We are engaged in product development efforts relating to various humanoid robot components that could be made from bulk Liquidmetal alloys. We believe that the unique properties of bulk Liquidmetal alloys provide the combination of long-lasting surface finish, corrosion resistance, strength, and precision required by most robotic applications. The potential value offered by our alloys is higher performance in some cases and cost reduction in others, the latter stemming from the ability of Liquidmetal alloys to be net shape molded into components, thus reducing costs of secondary processing common with existing processes.

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

Swatch Group License

In March 2009, we entered into a license agreement with Swatch Group, Ltd. (“Swatch”) under which Swatch was granted a non-exclusive license to our technology to produce and market watches and certain other luxury products. In March 2011, this license agreement was amended to grant Swatch exclusive rights as to watches as against all third parties (including us), but non-exclusive as to Apple. We will receive royalty payments over the life of the contract on all Liquidmetal products produced and sold by Swatch. The license agreement with Swatch will expire on the expiration date of the last-to-expire licensed patent.

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

Our Intellectual Property

Our intellectual property consists of patents, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business, and we intend to vigorously protect our patents and other intellectual property. Our intellectual property portfolio includes more than 34 owned or licensed U.S. patents relating to the composition, processing, and application of our alloys, as well as more than 89 foreign counterpart patents and patent applications.

Our initial bulk amorphous alloy technology was developed by researchers at Caltech. We have acquired patent rights that provide us with the exclusive right to commercialize amorphous alloys and other amorphous alloy technology developed at Caltech through a license agreement (“Caltech License Agreement”) with Caltech. In addition to the patents and patent applications that we license from Caltech, we are building a portfolio of our own patents to expand and enhance our technology position. These patents and patent applications primarily relate to various applications of our bulk amorphous alloys and the processing of our alloys. The patents expire on various dates between 2026 and 2040. Our policy is to seek patent protection for all technology, inventions, and improvements that are of commercial importance to the development of our business, except to the extent that we believe it is advisable to maintain such technology or invention as a trade secret.

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

In addition to our internal research and development efforts, we enter into cooperative research and development relationships with leading academic institutions.  We have entered into development relationships with other companies for the purpose of identifying new applications for our alloys and establishing customer relationships with such companies. Some of our product development programs are partially funded by our customers. We are also engaged in negotiations with other potential customers regarding possible product development relationships. Our research and development expenses for the years ended December 31, 2025 and 2024 were $14 and $19, respectively.

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

Manufacturing

Our current manufacturing strategy is to have in-house manufacturing operations and to also seek to partner with global companies that are contract manufacturers and alloy producers. We seek third party companies with proven track records of success who can gain specialized skills and knowledge of our alloys through close collaborations with our team of engineers. We believe that in addition to having our own manufacturing operations, partnering with global companies will allow us to forgo the capital intensive requirements of large scale manufacturing facilities and allow us to grow the number of applications for the technology much faster than could be accomplished on our own.

On January 12, 2022, Liquidmetal Technologies entered into a manufacturing agreement (“Manufacturing Agreement”) with Dongguan Yihao Metal Materials Technology Co. Ltd. (“Yihao”) to become an outsourced manufacturer of the Company’s products. Under the Manufacturing Agreement, which has a term of five years, Yihao has agreed to serve as a non-exclusive contract manufacturer for amorphous alloy parts offered and sold by the Company at prices determined on a “cost-plus” basis. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Lugee Li, our Chairman and largest beneficial owner of the Company’s capital stock.

On July 4, 2025, Liquidmetal Asia Holdings Limited (“Liquidmetal Asia”), a Hong Kong incorporated wholly owned subsidiary of the Company, entered into a shareholders agreement with Mr. Chong Liu, an individual investor to form a new joint venture company named Hangzhou Feifeng Liquidmetal Co. Ltd., a limited liability company formed under the Peoples Republic of China (the “Joint Venture Company”). The Joint Venture Company was formed for the principal purpose of developing a manufacturing facility in Hangzhou, China for the manufacture of amorphous metal products. The Joint Venture Company will be owned 70% by Liquidmetal Asia and 30% by Mr. Liu and will be capitalized with $6.0 million USD of initial capital, of which $4.2 million has been contributed by Liquidmetal Asia, and $1.8 million will be contributed by Mr. Liu on or before May 25, 2028. We currently anticipate that the Joint Venture Company will have full manufacturing capabilities in 2026. The Joint Venture Company and Shareholders Agreement will have an initial term of fifty years, provided that either Shareholder may terminate the Shareholders Agreement and Joint Venture Company earlier under certain circumstances, including if the Joint Venture Company experiences a net loss for three consecutive years or if the other Shareholder attempts to assign its interest in the Joint Venture Company in violation of the terms of the agreement.

Customers

During 2025, we had three major customers which together accounted for 86% of our revenue. During 2024, we had three major customers which together accounted for 91% of our revenue. As of December 31, 2025, one customer represented 60%, or $54,280 of the total outstanding trade accounts receivable. As of December 31, 2024, one customer represented 83%, or $73,600 of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows.

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

Sales and Marketing

We direct our marketing efforts towards customers that will incorporate our components and products into their finished goods. Our goal is to educate customers on the benefits of our technology and help them gain adequate knowledge to apply the technology to their upcoming product application designs. To that end, we have business development personnel who, in conjunction with engineers and scientists, will actively identify potential customers that may be able to benefit from the introduction of Liquidmetal alloys to their products. We currently have 4 full-time individuals engaged in our internal sales, business development and marketing activities. In addition, we work closely with a team of more than 10 external sales representatives covering the territories of North America and Europe.

Human Capital

As of December 31, 2025, we had 7 full-time employees and 2 part-time consultants for our U.S. corporate office, and 3 full-time employees in our manufacturing operations in China. As of that date, none of our employees or consultants were represented by a labor union.  We have not experienced any work stoppages, and we consider our employee and consultant relations to be favorable. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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

We have experienced significant cumulative operating losses since our inception. Our operating loss for the years ended December 31, 2025 and 2024 were $3,742 and $3,313, respectively. We had an accumulated deficit of approximately $280,594 at December 31, 2025, and approximately $278,253 at December 31, 2024. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

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

Our current anticipation that the Joint Venture Company will have full manufacturing capabilities in 2026 could be incorrect and may adversely affect our future results

The development of our Joint Venture Company manufacturing facility in Hangzhou, China is subject to a variety of risks, including delays in obtaining necessary permits and approvals, unforeseen engineering or environmental problems, geo-political issues, changes in Chinese laws, regulations, or government policies affecting foreign investment, labor disputes, shortages of materials and skilled labor, cost overruns, failure of our joint venture partner to make required capital contributions, and other factors beyond our control. In the event of a delay in the development of the manufacturing facility, or if the development is unsuccessful, we may not achieve our anticipated manufacturing capabilities in 2026, which could impair our ability to meet customer demand and could have a material adverse effect on our business, financial condition, and results of operations.

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

The United States has imposed tariffs on certain items imported from various countries where we currently sell or in the past sold our products. Since January 2025, the Trump Administration has significantly expanded and modified these tariff policies, creating an evolving landscape of trade restrictions and uncertainty. As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., including tariffs on products manufactured in China, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. A trade war, other governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our licensed technology is comprised of several issued United States patents covering the composition, method of manufacturing, and application and use of the family of Liquidmetal alloys. We also hold several United States and corresponding foreign patents covering the manufacturing processes of Liquidmetal alloys and their use. Those patents have expiration dates between 2025 and 2040. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

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

As of December 31, 2025, our executive officers, directors and insiders and entities affiliated with them, in the aggregate, beneficially owned approximately 26.3% of our common stock. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

Our stock price has experienced volatility and may continue to experience volatility.

During 2025, the highest bid price for our common stock was $0.16 per share, while the lowest bid price during that period was $0.04 per share.  The trading price of our common stock could continue to fluctuate widely due to:

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

We currently rely on Yihao to manufacture our products. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Li our Chairman and is indirectly controlled by Professor Li. Professor Li, through his affiliates, is the largest beneficial owner of our common stock and owns approximately 24.7% of our common stock and is able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. As a result of this significant ownership and his affiliation with Yihao, as well as the future importance of Yihao as a manufacturer of the Company’s products, Professor Li may have conflicts of interest and interests that are not aligned with those of other stockholders of the Company.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the “OTCQB Venture Marketplace” under the symbol “LQMT.” On December 31, 2025, the last reported sales price of our common stock was $0.10 per share. As of December 31, 2025, we had 174 active record holders of our common stock.

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

2025	High	Low
Fourth Quarter	$0.15	$0.08
Third Quarter	$0.16	$0.11
Second Quarter	$0.14	$0.11
First Quarter	$0.13	$0.04

2024	High	Low
Fourth Quarter	$0.07	$0.05
Third Quarter	$0.07	$0.05
Second Quarter	$0.05	$0.04
First Quarter	$0.05	$0.04

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

OVERVIEW

We are a materials technology and manufacturing company focused on the development and commercialization of products made from proprietary amorphous alloys and/or utilizing proprietary amorphous alloy manufacturing technologies. In addition to developing our own manufacturing facility through our subsidiary in China, we work with third-party manufacturing and commercial partners to develop and commercial products made from our proprietary amorphous alloys.

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

SIGNIFICANT TRANSACTIONS

Hangzhou Feifeng Liquidmetal Co., Ltd. Joint Venture

On July 4, 2025, Liquidmetal Asia Holdings Limited (“Liquidmetal Asia”), a Hong Kong incorporated wholly owned subsidiary, entered into a shareholders agreement with Mr. Chong Liu, an individual investor to form a new joint venture company named Hangzhou Feifeng Liquidmetal Co. Ltd., a limited liability company formed under the Peoples Republic of China (the “Joint Venture Company”). The Joint Venture Company was formed for the principal purpose of developing a manufacturing facility in Hangzhou, China for the manufacture of amorphous metal products. The Joint Venture Company will be owned 70% by Liquidmetal Asia and 30% by Mr. Liu and will be capitalized with $6.0 million USD of initial capital, of which $4,200 has been contributed by Liquidmetal Asia, and $1,800 will be contributed by Mr. Liu on or before May 25, 2028. This Joint Venture Company will have full manufacturing capabilities in 2026.

Yihao Manufacturing Agreement

On January 12, 2022, Liquidmetal Technologies entered into a manufacturing agreement (“Manufacturing Agreement”) with Dongguan Yihao Metal Materials Technology Co. Ltd. (“Yihao”) to become an outsourced manufacturer of the Company’s products. Under the Manufacturing Agreement, which has a term of five years, Yihao has agreed to serve as a non-exclusive contract manufacturer for amorphous alloy parts offered and sold by the Company at prices determined on a “cost-plus” basis. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Lugee Li, our Chairman and largest beneficial owner of the Company’s capital stock.

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

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and our wholly owned subsidiary, entered into a lease agreement pursuant to which we leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term was for 5 years and 2 months and expired on April 30, 2025. The base rent payable under the lease was $33 per month initially and was subject to periodic increases up to a maximum of approximately $54 per month. Tenant paid approximately 79% of common operating expenses.

On March 26, 2025, we entered into a new lease agreement (the “Facility Lease”) for a 5 year term commencing on May 1, 2025 and expanded the leased square footage to 40,090 square feet. The base rent payable under the Facility Lease is $52 per month initially and is subject to periodic increases up to a maximum of approximately $58 per month. Tenant will pay approximately 98% of building operating expenses. The Facility Lease grants us or Tenant the right to terminate the Facility Lease after two and a half years into the lease term and has other customary provisions, including provisions relating to default and usage restrictions.

2016 Purchase Agreement

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by our Chairman, Professor Lugee Li (“Professor Li”). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of our common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016, and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various buyers leaving 226,572,262 shares of our common stock owned by the Investor as of December 31, 2025.

In addition to the shares issuable under the 2016 Purchase Agreement, we issued to the Investor a warrant to acquire 10,066,809 shares of common stock. The warrant expired on March 10, 2026.

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

RESULTS OF OPERATIONS

	Years ended December 31,
	2025		2024		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$775	98.9%	$842	97.9%	$(67)	-8.0%
Licensing and royalties	9	1.1%	18	2.1%	(9)	-50.0%
Total revenue	784	100.0%	860	100.0%	(76)	-8.8%
Cost of sales	554	70.7%	643	74.8%	(89)	-13.8%

Gross profit	230	29.3%	217	25.2%	13	6.0%

Operating expenses:
Selling, marketing, general and administrative	3,958	504.8%	3,511	408.3%	447	12.7%
Research and development	14	1.8%	19	2.2%	(5)	-26.3%
	3,972	506.6%	3,530	410.5%	442	12.5%

Operating loss	(3,742)	-477.3%	(3,313)	-385.2%	(429)	12.9%

Other income (expense):
Lease income	641	81.8%	355	41.3%	286	80.6%
Other income	8	1.0%	311	36.2%	(303)	-97.4%
Investment income	102	13.0%	266	30.9%	(164)	-61.7%
Interest income	649	82.8%	870	101.2%	(221)	-25.4%
	1,400	178.6%	1,802	209.5%	(402)	-22.3%

Loss from operations	(2,342)	-298.7%	(1,511)	-175.7%	(831)	55.0%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(2,342)	-298.7%	(1,511)	-175.7%	(831)	55.0%

Net loss attributable to non-controlling interest	1	0.1%	1	0.1%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(2,341)	-298.6%	$(1,510)	-175.6%	$(831)	55.0%

(a) Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue and operating expenses

Revenue. Total revenue decreased by $76 to $784 for the year ended December 31, 2025 from $860 for the year ended December 31, 2024. The decrease was attributable to a decrease in product shipments primarily related to our health monitoring rings and medical devices.

Cost of sales. Cost of sales was $554, or 70.7% of total revenue, for the year ended December 31, 2025, as compared to $643, or 74.8% of total revenue, for the year ended December 31, 2024. Our cost of sales percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross profit. Our gross profit increased by $13 from $217 for the year ended December 31, 2024 to $230 for the year ended December 31, 2025. Our gross margin percentage increased from 25.2% for the year ended December 31, 2024 to 29.3% for the year ended December 31, 2025. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. Once we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $447 to $3,958, or 504.8% of revenue, for the year ended December 31, 2025 from $3,511, or 408.3% of revenue, for the year ended December 31, 2024. The increase in expenses was primarily attributable to increase in travel, legal expenses, and joint venture startup costs in 2025 compared to 2024.

Research and development expenses. Research and development expenses decreased by $5 to $14, or 1.8% of revenue, for the year ended December 31, 2025, from $19, or 2.2% of revenue, for the year ended December 31, 2024. The decrease in expense was mainly due to reductions in employee compensation and associated development initiatives from headcount reductions. Going forward, we will continue to perform research and development of new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

Operating loss. Operating loss increased by $429 from $3,313 for the year ended December 31, 2024 to $3,742 for the year ended December 31, 2025. Fluctuations in our operating loss are primarily attributable to variations in operating expenses, as discussed above.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $102 and $266 for the years ended December 31, 2025 and 2024, respectively. The decrease during 2025 is primarily due to lower overall trading on debt securities as a result of withdrawals from debt securities to fund our new joint venture.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $649 and $870 for the years ended December 31, 2025 and 2024, respectively. The decrease during 2025 is primarily due to lower overall yields on debt securities as a result of withdrawals from debt securities to fund our new joint venture.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $641 and $355 for the years ended December 31, 2025 and 2024, respectively.

Net loss. Our annual net losses of $2,342 for the year ended December 31, 2025 and $1,511 for the year ended December 31, 2024 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $2,752 for the year ended December 31, 2025 and $1,157 for the year ended December 31, 2024. The cash was primarily used to fund operating and capital expenses related to our new joint venture manufacturing operations as well as business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by investing activities totaled $3,905 for the year ended December 31, 2025 and cash used in investing activities totaled $1,674 for the year ended December 31, 2024. Cash used in investing activities primarily consists of purchases and sales of debt securities in line with our investment strategy.

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

However, as of December 31, 2025, the Company had $7,164 in cash, as well as $12,523 in investments in debt securities. The Company views this total of $19,760 as readily available sources of liquidity in the event needed to advance the Company’s existing strategy, and/or pursue an alternative strategy. As such, the Company anticipates that its current capital resources, when considering expected losses from operations, will be sufficient to fund the Company’s operations for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to our Company, or that engages in leasing, hedging, or research and development arrangements with our Company. As of December 31, 2025, the Company did not have any off-balance sheet arrangements.

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

•

We value our long-lived assets at the lower of cost or fair market value. We review long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for our technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If we concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. The fair value is measured on a nonrecurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No cash impairment charges were recorded for the years ended December 31, 2025 and December 31, 2024.

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

•

We invest excess funds in debt securities to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. We classify our investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. We evaluate our debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of these assessments, we did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2025 and 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive/Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer (Principal Executive/Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2025 (the end of the period covered by this report).

Changes in Internal Controls. There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2025. Management has not identified any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2025.

Item 9B. Other Information

During the three months ended December 31, 2025, none of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a table identifying our directors and executive officers as of December 31, 2025:

Name	Age	Position

Lugee Li	66	Chairman of the Board

Tony Chung	56	Chief Executive Officer, Director

Isaac Bresnick	40	President, Director

Vincent Carrubba	67	Director

Professor Lugee Li (“Professor Li”) was elected by our board of directors to serve as our Chief Executive Officer in December 2016 and continued to serve in that capacity through July 2021. Pursuant to the terms of the 2016 Purchase Agreement, Professor Li was appointed as a member of our board of directors in March 2016 and became Chairman of our board of directors in October 2016. Professor Li is the founder, Chairman, and shareholder of DongGuan Eontec Co. Ltd. (“Eontec”), a Hong Kong company listed on the Shenzen Stock Exchange engaged in the production of precision die-cast products and the research and development of new materials. Professor Li founded Eontec in 1993 and has served as its Chairman since that date. At Eontec, Professor Li is responsible for strategic development and research and development. Professor Li is also the founder and sole shareholder of Leader Biomedical Limited, a Hong Kong company engaged in the supply of biomaterials and surgical implants. Professor Li serves as an analyst for the Institute of Metal Research at the Chinese Academy of Sciences and serves part-time as a professor at several universities in China. Professor Li owns Liquidmetal Technology Limited, a Hong Kong company and the Investor in our 2016 Purchase Agreement. Due to his decades of experience in our industry, as well as his academic credentials, we believe Professor Li is qualified to serve as one of our directors.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2025 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2025.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

Executive Benefits and Perquisites

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of the Company during the year ended December 31, 2025: (i) Tony Chung, our Chief Executive Officer and Principal Financial Officer, and (ii) Isaac Bresnick, our President. These persons are hereafter referred to as our “named executive officers.” The identification of such named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2025, as reported below in the Summary Compensation Table.

Summary Compensation Table

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2025 and 2024 (ii) the aggregate grant date fair value of stock and option awards granted during 2025 and 2024, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) the dollar value of earnings for services pursuant to awards granted during 2025 and 2024 under non-equity incentive plans; (iv) non-qualified deferred compensation earnings during 2025 and 2024; (v) all other compensation for 2025 and 2024; and, finally, (vi) the dollar value of total compensation for 2025 and 2024.

Name and Principal Position	Year	Salary	Severance	Bonus	Stock Awards	Option Awards	Total
Tony Chung,	2025	$300,779	$-	$-	$-	$17,448	$318,227
Chief Executive Officer and Chief Financial Officer	2024	$266,931	$-	$-	$-	$134,692	$401,623
Isaac Bresnick,	2025	$220,779	$-	$-	$-	$17,448	$238,227
President and Former Executive Administrator	2024	$195,388	$-	$-	$-	$67,346	$262,734
Lugee Li,	2025	$152,446	$-	$-	$-	$-	$152,446
Chairman	2024	$-	$-	$-	$-	$-	$-

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2025, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date
Tony Chung	75,000		-	-		$0.38	10/17/2027
	240,000		-	-		$0.14	11/14/2028
	7,500,000	(1)	-	-		$0.07	07/06/2031
	2,333,250		-	1,666,750	(2)	$0.05	03/12/2034
	-		-	3,000,000	(4)	$0.04	03/12/2035
Isaac Bresnick	700,000		-	-		$0.25	12/13/2026
	240,000		-	-		$0.23	02/07/2027
	900,000		-			$0.09	12/14/2031
	1,166,625		-	833,375	(3)	$0.05	03/12/2034
	-		-	3,000,000	(5)	$0.04	03/12/2035

(1)	The shares underlying these grants are subject to a combination of market-price based and time-based lock-up provisions.
(2)	The shares underlying these grants vest 33% following the first anniversary of the grant date of March 12, 2024, and on a monthly basis following such date for the remaining two years thereof.
(3)	The shares underlying these grants vest 33% following the first anniversary of the grant date of March 12, 2024, and on a monthly basis following such date for the remaining two years thereof.
(4)	The shares underlying these grants vest 33% following the first anniversary of the grant date of March 12, 2025, and on a monthly basis following such date for the remaining two years thereof.
(5)	The shares underlying these grants vest 33% following the first anniversary of the grant date of March 12, 2025, and on a monthly basis following such date for the remaining two years thereof.

Employment Agreements and Change of Control Agreement

On March 12, 2024 we entered into Change of Control Agreements with Mr. Tony Chung and Mr. Isaac Bresnick, each of whom serves as our executive officer. Pursuant to these agreements, if a change of control of the Company occurs and, within one year following such change of control, the executive’s employment is terminated by us other than for cause or the executive resigns for good reason, the executive will be entitled to receive a lump-sum cash severance payment equal to twelve months of his then-current base salary. In addition, all unvested equity awards held by the executive will immediately vest upon a change of control, and stock options will remain exercisable for a specified period following termination. The agreements also provide for continued health and welfare benefits for up to one year following a qualifying termination. A copy of our Change of Control Agreements is filed as Exhibit 19.2 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lugee Li	$-	-	$10,894	-	-	-	$10,894
Vincent Carrubba	$40,000	-	$8,724	-	-	-	$48,724

Our non-employee directors receive certain compensation for their services and are reimbursed for expenses incurred in attending board and committee meetings, as determined by the board of directors. Mr. Currubba received a base fee of $40,000 during 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2025 by:

●	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership for each individual includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of December 31, 2025 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total of 917,285,149 shares of our common stock were issued and outstanding as of December 31, 2025. Unless otherwise indicated, the address of all directors and named executive officers is 20321 Valencia Circle, Lake Forest, California 92630.

	Common Stock
Name of Beneficial Owner	Number of Shares(1)		Percent of Class(1)

Directors and Named Executive Officers
Lugee Li	227,472,262	(2)	24.8%
Vincent Carrubba	2,045,537	(3)	0.2%
Tony Chung	11,394,833	(4)	1.2%
Isaac Bresnick	3,117,741	(5)	0.3%

All directors and executive officers as a group (4 persons)	244,030,373		26.1%

5% Shareholders

Liquidmetal Technology Limited	225,212,112	(6)	24.6%
Room 906, Tai Tung Building, 8 Fleming Rd
Wanchai, Hong Kong

*Less than one percent

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2025. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of December 31, 2025, or securities convertible into common stock within 60 days of December 31, 2025, are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of common stock beneficially owned is based on 917,285,149 shares of common stock outstanding as of December 31, 2025.

(2)	Includes:

(a)

225,212,112 shares of common stock held of record by Liquidmetal Technology Limited. Professor Li is the majority owner, officer, and director of Liquidmetal Technology Limited and has the power to direct the voting and disposition of such shares;

(b)	1,360,150 shares of common stock held of record by Professor Li; and

(c)

900,000 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of December 31, 2025. Does not include 3,000,000 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2025.

(3)

Includes 2,045,537 shares issuable pursuant to outstanding stock options, held of record by Mr. Carrubba, which are exercisable currently or within 60 days of December 31, 2025. Does not include 1,861,130 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2025.

(4)	Includes:

(a)	1,024,350 shares of common stock held of record by Mr. Chung; and

(b)

10,370,483 shares issuable pursuant to outstanding stock options which are exercisable currently or within 60 days of December 31, 2025. Does not include 4,444,517 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2025.

(5)

Includes 3,117,741 shares issuable pursuant to outstanding stock options, held of record by Mr. Bresnick, which are exercisable currently or within 60 days of December 31, 2025. Does not include 3,722,259 shares that are issuable pursuant to outstanding stock options that are not exercisable currently or within 60 days of December 31, 2025.

(6)	Includes 225,212,112 shares of common stock held of record by Liquidmetal Technology Limited.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	25,294,167	$0.09	-

The number of securities, and types of plans available for future issuances of stock options, as of December 31, 2025 was as follows:

Plan Name	Options and Warrants for Common Shares
	Authorized	Exercised	Outstanding	Available
2012 Equity Incentive Plan	30,000,000	11,227,445	2,432,500	-
2015 Equity Incentive Plan	40,000,000	11,822,131	22,861,667	-
Total Stock Options	70,000,000	23,049,576	25,294,167	-

2012 Equity Incentive Plan

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. The 2012 Plan expired in June 2022.

There were 2,432,500 outstanding options or stock awards at a weighted average price of $0.14 under the 2012 Plan as of December 31, 2025. There were 2,432,500 options exercisable and 11,227,445 shares had been issued upon exercise of options under the 2012 Plan as of December 31, 2025.

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

There were 22,861,667 outstanding options or stock awards at a weighted average price of $0.08 under the 2015 Plan as of December 31, 2025. There were 19,036,478 options exercisable and 11,822,131 shares had been issued upon exercise of options under the 2015 Plan as of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of December 31, 2025, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $439 and $612 during the years ended December 31, 2025 and 2024, respectively.

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

Item 14. Principal Accountant Fees and Services

Audit Fees for 2025 and 2024

The following table summarizes the aggregate fees billed to us by BCRG Group, our current auditor, for professional services during the years ended December 31, 2025 and December 31, 2024:

Fees	2025	2024
Audit Fees (1) - Reaudit	$89,000	$16,000
All Other Fees	-	-
Total Fees	$89,000	$16,000

The following table summarizes the aggregate fees billed to us by M&K, our previous auditor, for professional services during the year ended December 31, 2024:

Fees	2024
Audit Fees (1)	$96,500
All Other Fees	-
Total Fees	$96,500

(1) Audit Fees.

Fees for audit services billed in 2025 and 2024 consisted of:

•	Progress billings for the audits of the Company’s financial statements; and
•	Review of the Company’s quarterly financial statements.

Board of Director Pre-Approval Policies

Our board of directors pre-approves all audit and permissible non-audit services provided by our independent public accountants on a case-by-case basis. Our board of directors approved 100% of the services performed by BCRG Group for 2025 and 2024.

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

10.6*	Liquidmetal Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 9, 2015).

10.7

Amendment Number Three to Master Transaction Agreement and Other Transaction Documents, dated June 17, 2015, among Apple Inc., Liquidmetal Technologies, Inc., Liquidmetal Coatings, LLC and Crucible Intellectual Property, LLC (incorporated by reference from Exhibit 10.1 on the Form 10-Q filed on August 6, 2015).

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 5, 2015).

10.9	Form of Amended and Restated Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 5, 2015).

10.10

Stock Purchase Warrant, dated March 10, 2016, issued to Liquidmetal Technology Limited by Liquidmetal Technologies, Inc. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on March 14, 2016).

10.11

Parallel License Agreement, dated March 10, 2016, between Liquidmetal Technologies, Inc. and DongGuan Eontec Co., Ltd. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on March 14, 2016).

10.12	Shareholders Agreement, dated July 4, 2025, among Liquidmetal Asia Holdings Limited, Mr. Chong Liu, and Hangzhou Feifeng Liquidmetal Co., Ltd. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 4, 2025).

10.13**	Manufacture Supply Agreement dated January 12, 2022, between Liquidmetal Technologies, Inc. and Dongguan Yihao Metal Materials Technology Co. Ltd. (incorporated by reference from Exhibit 10.36 to the Form 8-K filed on January 19, 2022).

10.14	Liquidmetal Golf License Agreement dated January 13, 2022, between Liquidmetal Technologies, Inc. and Amorphous Technologies Japan, Inc. (incorporated by reference from Exhibit 10.32 to the Form 8-K filed on January 19, 2022).

10.15	Industrial/Commercial Multi-Tenant Lease dated March 26, 2025, between 20321 Valencia LLC (Lessor) and MatterHackers, Inc. (Lessee)

19.1	Insider Trading Policy

19.2	Change of Control Agreement, dated March 12, 2024 between Liquidmetal Technologies, Inc. and Mr. Tony Chung and Mr. Isaac Bresnick

21.1	Subsidiaries of the Registrant

23.1	Consent of BCRG Group

24.1	Power of Attorney relating to subsequent amendments (included on the signature page(s) of this report).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101

The following financial statements from Liquidmetal Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Loss, (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) information set forth in Part I, Item IC, Part II, Item 9B, Part III, Item 10 and Part III, Item 11, tagged as blocks of text.

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

Liquidmetal Technologies, Inc.

By:	/s/ Tony Chung
Tony Chung Chief Executive Officer (Principal Executive and Financial Officer)

Date:	March 12, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Chung	Chief Executive Officer and Director	March 12, 2026
Tony Chung	(Principal Executive and Financial Officer)

/s/ Lugee Li	Chairman and Director	March 12, 2026
Lugee Li

/s/ Isaac Bresnick	President and Director	March 12, 2026
Isaac Bresnick

/s/ Vincent Carrubba	Director	March 12, 2026
Vincent Carrubba

Certifications provided as Exhibits.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Liquidmetal Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Liquidmetal Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flow for the year ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024

Irvine, CA

March 12, 2026

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$7,164	$6,006
Restricted cash	-	5
Investments in debt securities- short term	4,917	9,453
Trade accounts receivable, net	91	89
Inventories	46	70
Prepaid expenses and other current assets	1,302	494
Total current assets	13,520	16,117
Investments in debt securities- long term	7,606	6,877
Property and equipment, net	7,050	7,357
Patents and trademarks, net	21	35
Other assets	108	14
Operating lease right-of-use asset	809	-
Total assets	$29,114	$30,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$152	$153
Accrued liabilities	165	205
Other current liabilities	902	902
Operating lease liability — current	309	-
Total current liabilities	1,528	1,260
Operating lease liability — noncurrent	500	-
Total liabilities	2,028	1,260

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 917,285,149 shares issued and outstanding at December 31, 2025 and 2024, respectively	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,420	288,270
Accumulated deficit	(280,594)	(278,253)
Accumulated other comprehensive income	245	107
Non-controlling interest in subsidiary	(81)	(80)
Total shareholders' equity	27,086	29,140

Total liabilities and shareholders' equity	$29,114	$30,400

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,
	2025	2024
Revenue:
Products	$775	$842
Licensing and royalties	9	18
Total revenue	784	860
Cost of sales	554	643

Gross profit	230	217

Operating expenses:
Selling, marketing, general and administrative	3,958	3,511
Research and development	14	19
	3,972	3,530

Operating loss	(3,742)	(3,313)

Other income (expense):
Lease income	641	355
Other income	8	311
Investment income	102	266
Interest income	649	870
	1,400	1,802

Loss from operations	(2,342)	(1,511)

Income taxes	-	-

Net loss	(2,342)	(1,511)

Net loss attributable to non-controlling interest	1	1

Net loss attributable to Liquidmetal Technologies shareholders	$(2,341)	$(1,510)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	917,285,149	917,285,149

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years ended December 31,
	2025	2024

Net loss	$(2,342)	$(1,511)

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	$125	$(83)
Gain on foreign currency translation	13	-
Other comprehensive income (loss), net of tax	138	(83)

Comprehensive loss	(2,204)	(1,594)

Less: Comprehensive loss attributable to noncontrolling interests	1	1

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(2,203)	$(1,593)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

				Warrants
				part of			Accumulated
				Additional	Additional		other	Non-
	Preferred Shares	Common Shares	Common Stock	Paid-in Capital	Paid-in Capital	Accumulated Deficit	comprehensive income	controlling Interest	Total

Balance - December 31, 2024	-	917,285,149	$917	$18,179	$288,270	$(278,253)	$107	$(80)	$29,140

Stock-based compensation	-	-	-	-	150	-	-	-	150
Net loss	-	-	-	-	-	(2,341)	-	(1)	(2,342)
Foreign currency translation adjustment	-	-	-	-	-	-	13	-	13
Other comprehensive gain	-	-	-	-	-	-	125	-	125

Balance - December 31, 2025	-	917,285,149	$917	$18,179	$288,420	$(280,594)	$245	$(81)	$27,086

Balance - December 31, 2023	-	917,285,149	$917	$18,179	$288,126	$(276,743)	$190	$(79)	$30,590

Stock-based compensation	-	-	-	-	144	-	-	-	144
Net loss	-	-	-	-	-	(1,510)	-	(1)	(1,511)
Other comprehensive loss	-	-	-	-	-	-	(83)	-	(83)

Balance - December 31, 2024	-	917,285,149	$917	$18,179	$288,270	$(278,253)	$107	$(80)	$29,140

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years ended December 31,
	2025	2024
Operating activities:
Net loss	$(2,342)	$(1,511)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325	327
Realized investment gains (loss), net	(102)	(266)
Unrealized investment gain, net	125	(83)
Stock-based compensation	150	144
Gain on foreign currency translation	13	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2)	97
Inventories	24	(45)
Prepaid expenses and other current assets	(808)	(44)
Other assets and liabilities	(94)	209
Accounts payable and accrued liabilities	(41)	21
Deferred revenue	-	(6)
Net cash used in operating activities	(2,752)	(1,157)

Investing Activities:
Purchases of debt securities	(7,132)	(20,233)
Proceeds from sales of debt securities	11,041	18,559
Purchase of property and equipment	(4)	-
Net cash provided by (used in) investing activities	3,905	(1,674)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,153	(2,831)

Cash, cash equivalents, and restricted cash at beginning of period	6,011	8,842

Cash, cash equivalents, and restricted cash at end of period	$7,164	$6,011

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$800

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	DESCRIPTION OF BUSINESS

Liquidmetal Technologies, Inc. (the “Company”) is a materials technology and manufacturing company focused on the development and commercialization of products made from proprietary amorphous alloys and/or utilizing proprietary amorphous alloy manufacturing technologies. In addition to developing the Company’s manufacturing facility through our subsidiary in China, the Company works with third-party manufacturing and commercial partners to develop and commercial products made from proprietary amorphous alloys.

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

Advertising and Promotion Expenses

Advertising and promotion expenses are expensed when incurred. Advertising and promotion expenses were $48 and $113, for the years ended December 31, 2025 and 2024, respectively.

Research and Development Expenses

Research and development expenses represent salaries, related benefits expense, expenses incurred for the design and testing of new processing methods and other expenses related to the research and development of Liquidmetal alloys. Development costs incurred in research and development activities are expensed as incurred.

Cash and Cash equivalents

The Company considers all highly-liquid investments with maturity dates of three months or less when purchased to be cash equivalents. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of December 31, 2025 and 2024, the Company held deposits of $7,164 and $6,011, respectively, in such highly-liquid investments.

Investments in debt securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2025 and 2024.

Trade Accounts Receivable

The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to signing a contract with the customer. During 2025, there were three major customers, who together accounted for 86% of our revenue. During 2024, there were four major customers, who together accounted for 91% of our revenue. As of December 31, 2025, one customer represented 60%, or $55, of the total outstanding trade accounts receivable. As of December 31, 2024, one customer represented 83%, or $74, of the total outstanding trade accounts receivable. In the future, we expect that a significant portion of our revenue may continue to be concentrated in a limited number of customers, even if our bulk alloys business grows. In the future, the Company expects that a significant portion of the revenue may continue to be concentrated in a limited number of customers, even if the bulk alloys business grows.

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  The Company's provisions for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operations. At December 31, 2025 and 2024, the Company had recorded an allowance for doubtful accounts of $0 and $0, respectively.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income-based valuation techniques, as appropriate. The fair value is measured on a non-recurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the years ended December 31, 2025 and December 31, 2024.

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

As of December 31, 2025, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	4,917	4,817	100	-
Investments in debt securities (long-term)	7,606	5,481	2,125	-

As of December 31, 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	9,453	8,953	500	-
Investments in debt securities (long-term)	6,877	5,119	1,758	-

Non-recurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). No such losses were recorded during the year ended December 31, 2025 and 2024.

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

Operating Leases

The Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”) which requires the recognition of the right-of-use assets and relating operating and finance lease liabilities on the balance sheet. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

Income Taxes

Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Under the provisions of FASB ASC Topic 740, the Company had no material unrecognized tax positions and no adjustments to liabilities or operations were required. The Company, when applicable, will recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the years ended December 31, 2025 and 2024, respectively.

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

Recent Accounting Pronouncements.

In June 2016, the FASB issued an accounting standards update which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). The standard update, and its related amendments, will become effective for the fiscal year beginning on January 1, 2023. This did not have a material impact on its consolidated financial statements as of and for the year ended December 31, 2025.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	SIGNIFICANT TRANSACTIONS

Hangzhou Feifeng Liquidmetal Co., Ltd. Joint Venture

On July 4, 2025, Liquidmetal Asia Holdings Limited (“Liquidmetal Asia”), a Hong Kong based, wholly owned subsidiary of the Company, entered into a shareholders agreement with Mr. Chong Liu, an individual investor to form a new joint venture company named Hangzhou Feifeng Liquidmetal Co. Ltd., a limited liability company formed under the Peoples Republic of China (the “Joint Venture Company”). The Joint Venture Company was formed for the principal purpose of developing a manufacturing facility in Hangzhou, China for the manufacture of amorphous metal products. The Joint Venture Company will be owned 70% by Liquidmetal Asia and 30% by Mr. Liu and will be capitalized with $6.0 million USD of initial capital, of which $4.2 million has been contributed by Liquidmetal Asia, and $1.8 million will be contributed by Mr. Liu on or before May 25, 2028. The Joint Venture Company will have full manufacturing capabilities in 2026.

Yihao Manufacturing Agreement

On January 12, 2022, the Company entered into a manufacturing agreement (“Manufacturing Agreement”) with Dongguan Yihao Metal Materials Technology Co. Ltd. (“Yihao”) to become an outsourced contract manufacturer of the Company’s produc. Under the Manufacturing Agreement, which has a term of five years, Yihao has agreed to serve as a non-exclusive contract manufacturer for amorphous alloy parts offered and sold by the Company at prices determined on a “cost-plus” basis. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Lugee Li, our chairman and largest beneficial owner of the Company’s capital stock.

Corporate Facility Purchase and Lease

On February 16, 2017, the Company purchased a 41,000 square foot facility (the “Facility”) located in Lake Forest, CA, where operations commenced during July 2017. The purchase price for the Facility was $7,818.

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a lease agreement pursuant to which the Company leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term was for 5 years and 2 months and expired on April 30, 2025. The base rent payable under the lease was $32,534 per month initially and was subject to periodic increases up to a maximum of approximately $54,000 per month. Tenant paid approximately 79% of common operating expenses.

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

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various buyers leaving 225,212,112 shares of our common stock owned by the Investor as of December 31, 2025.

In addition to the shares issuable under the 2016 Purchase Agreement, the Company issued to the Investor a warrant to acquire 10,066,809 shares of common stock. The warrant expired March 10, 2026.

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

4.	INVESTMENTS IN DEBT SECURITIES

The following table sets forth amortized cost and fair value of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		December 31,	December 31,	December 31,	December 31,
	Longest Maturity Date	2025	2024	2025	2024

U.S. government and agency securities	2029	9,254	13,415	9,402	13,489

Corporate bonds	2031	3,062	2,820	3,121	2,841
Certificates of deposit	One-year
		12,316	16,235	12,523	16,330

Income from these investments totaled $751 and $1,136 during the years ended December 31, 2025 and 2024, respectively, and was included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities in an unrealized loss position at December 31, 2025, it determined that the losses were primarily the result of current economic factors, impacting all global debt and equity markets, that are the result of the global COVID-19 pandemic. The impact to the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2025.

Investment in debt securities activities consisted of the following:

	Years ended December 31,
	2025	2024

Investment in debt securities – beginning balance	$16,330	$14,390
Purchases	7,132	20,233
Sales at cost	(11,036)	(18,356)
Realized gain from sale of investment in debt securities	102	266
Interest and dividend income	675	870
Unrealized gain	230	107
Professional management fees and other fees	(44)	(54)
Withdrawals from debt securities	(866)	(1,126)
Investment in debt securities – ending balance	12,523	16,330
Less – current portion	(4,917)	(9,453)
Investment in debt securities – non-current	$7,606	$6,877

5.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were comprised of the following:

	December 31,
	2025	2024

Accounts receivables	$91	$89
AR allowance	-	-
Total	$91	$89

During the year ended December 31, 2025 and 2024, there was no allowance for doubtful accounts.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024

Prepaid equipment and service invoices	$956	$85
Prepaid insurance premiums	210	208
Prepaid lease costs and receivables- short term	33	64
Interest and other receivables	103	137
Total	$1,302	$494

7.	INVENTORIES

Inventories consisted of the following:

	December 31,
	2025	2024

Work in progress	$-	$-
Finished goods	46	70
Total	$46	$70

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2025	2024

Land, building, and improvements	$9,610	$9,610
Machinery and equipment	1,304	1,304
Computer equipment	275	272
Office equipment, furnishings, and improvements	51	51
Total	11,240	11,237
Accumulated depreciation	(4,190)	(3,880)
Total	$7,050	$7,357

Depreciation expense for the years ended December 31, 2025 and 2024 was $311 and $310, respectively, and is included in selling, marketing, general and administrative expenses.

9.	PATENTS AND TRADEMARKS, NET

Patents and trademarks consist of the following:

	December 31,
	2025	2024

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,685	1,686
Trademarks	148	148
Total	2,399	2,400
Accumulated depreciation	(2,378)	(2,365)
Total	$21	$35

Amortization expense was $14 and $17 for the years ended December 31, 2025 and 2024, respectively, and is included in research and development expense in the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31,	Aggregate Amortization Expense

2026	$21
$21

The weighted average years of amortization are as follows:

	(in years) December 31,
	2025	2024

Purchased and licensed patent rights	17	17
Internally developed patents	17	17
Trademarks	10	10

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

10.	OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2025	2024

Utility deposits	$14	$14
Deposits	94	-
Total	$108	$14

11.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2025	2024

Accrued payroll, vacation, and bonuses	$114	$151
Accrued audit fees	50	54
	$165	$205

12.	OTHER CURRENT LIABILITIES

Other current liabilities was $902 as of December 31, 2025 and 2024, and consisted of $859 of aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance as of December 31, 2025 and 2043 is $43 in tenant deposits under the Facility Lease.

The Company is in the process of researching and resolving the balances for settlement and/or escheatment in accordance with applicable state law.

13.	STOCK COMPENSATION PLAN

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. Under this plan, the Company had outstanding grants of options to purchase 2,432,500 and 3,073,000 shares of the Company’s common stock as of December 31, 2025 and December 31, 2024, respectively. The 2012 Plan expired in June 2022.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock are available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. On July 7, 2021, the Company granted Mr. Chung an option grant under the Company’s 2015 Equity Incentive Plan, as approved by the Board, to purchase up to 7,500,000 shares of Company stock. Under the 2015 Plan, the Company granted options on July 7, 2021 to purchase 7,500,000 shares of Company common stock to Mr. Chung, options on December 16, 2021 to purchase 600,000 shares of Company’s common stock to directors, and options on March 12, 2024 to purchase 9,250,000 shares of Company’s common stock to employees and director. Under this plan, the Company had outstanding grants of options to purchase 22,861,667 and 23,511,667 as of December 31, 2025 and December 31, 2024, respectively. The 2015 Plan expired in January 2025.

FASB ASC 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company recorded $150 and $144 for the years ended December 31, 2025 and 2024, respectively, of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options. The total compensation costs related to non-vested awards not yet recognized were $150 and $259 for the years ended December 31, 2025 and 2024, respectively.

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

The following table summarizes the Company’s stock option transactions:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2023	17,956,334	$0.11
Granted	9,250,000	0.05
Exercised	-	-
Forfeited	-	-
Expired	(191,667)	014
Options outstanding at December 31, 2024	27,014,667	$0.09	5.94	$-
Granted	15,000,000	0.04
Exercised	-	-
Forfeited	(166,675)	0.05
Expired	(693,825)	0.14
Options outstanding at December 31, 2025	40,294,167	$0.07	6.81	$-
Options exercisable at December 31, 2025	21,543,978	$0.10	4.91	$-
Options unvested at December 31, 2025	18,750,189	$0.04	8.63	$-
Options vested or expected to vest at December 31, 2025	35,833,919	$0.08	6.53	$-

The following table provides supplemental data on stock options:

	Years Ended December 31,
	2025	2024

Weighted average grant date fair value per option granted	$0.04	$0.03
Fair value of options vested	191	70
Cash from participants to exercise stock options	-	-
Intrinsic value of options exercised	-	-

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2025 and 2024:

December 31, 2025

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.05	-	$0.08	31,452,500	7.91	$0.05	13,202,311	6.40	$0.06
$0.09	-	$0.135	4,900,000	3.28	$0.10	4,900,000	3.28	$0.10
$0.14	-	$0.21	1,220,000	5.73	$0.14	720,000	2.88	$0.14
$0.23	-	$0.345	2,546,667	1.01	$0.24	2,546,667	1.01	$0.24
$0.38	-	$0.57	175,000	1.03	$0.38	100,000	1.80	$0.38

Total :			40,294,167			21,468,978

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.05	-	$0.08	17,497,500	7.68	$0.06	8,247,500	5.97	$0.07
$0.09	-	$0.135	5,050,500	3.24	$0.10	4,772,708	3.41	$0.10
$0.14	-	$0.21	1,145,000	1.83	$0.14	1,145,000	1.83	$0.14
$0.23	-	$0.345	2,716,667	1.79	$0.25	2,716,667	1.79	$0.25
$0.38	-	$0.57	175,000	1.60	$0.38	175,000	1.60	$0.38

Total :			26,584,667			17,056,875

The Company’s non-vested options at the beginning and ending of fiscal year 2025 had weighted-average grant-date fair values of $0.09 and $0.07 per option, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2026	$757
2027	776
2028	796
2029	816
2030	274
$3,419

15.	OPERATING LEASE

On July 4, 2025, the Company entered into a non-cancelable facility lease commencing and expiring on July 3, 2028, for approximately 6,600 square meters of industrial space in Hangzhou, China. The lease term is 36 months and includes a three-month rent-free period from July 4, 2025 through October 3, 2025, during which only property management fees and utilities are payable. Base rent is $29 per month. The lease is denominated in Renminbi (“RMB” or “yuan”), and the lease liability and right-of-use asset are initially measured in RMB and translated into U.S. dollars for consolidated financial reporting purposes in accordance with ASC830.

In accordance with ASC 842, the components of lease expense were as follows:

For the years ended December 31,	2025	2024
Operating lease expense	$85	$-
Total lease expense	$85	$-

In accordance with ASC 842, other information related to leases was as follows:

For the years ended December 31,	2025	2024
Operating cash flows from operating leases	$85	$-
Cash paid for amounts included in the measurement of lease liabilities	$85	$-

In accordance with ASC 842, the components of lease expense were as follows:

2026	$351
2027	351
2028	175
2029	-
2030	-
Thereafter	-
Total undiscounted cash flows	$877

Reconciliation of lease liabilities:
Weighted-average remaining lease terms (years)	2.5
Weighted-average discount rate	6.0%
Present values	$809

Lease liabilities—current	309
Lease liabilities—long-term	500
Lease liabilities—total	809

Difference between undiscounted and discounted cash flows	$68

16.	INCOME TAXES

Income tax (benefit) expense consists of the following:

	Current	Deferred	Valuation Allowance	Total

Fiscal 2025:
Federal	$(525)	$(32,846)	$33,371	$-
State	(227)	(10,683)	10,910	-
	$(752)	$(43,529)	$44,281	$-
Fiscal 2024:
Federal	$(334)	$(33,008)	$33,342	$-
State	(145)	(10,405)	10,550	-
	$(479)	$(43,413)	$43,892	$-

Significant components of deferred tax assets are as follows:

	Years Ended December 31,
	2025	2024

Loss carry forwards	$41,898	$41,551
NQSO	2,395	2,353
Tax credits and other	(12)	(12)
Total deferred tax asset	$44,281	$43,892

Valuation allowance	(44,281)	(43,892)
Total deferred tax asset, net	$-	$-

The valuation allowance increased $389 and increased $335 in 2025 and 2024, respectively. Changes in the valuation allowance are impacted by the expiration of net operating loss (“NOL”) carryforwards, current year net operating losses, and changes to future tax deductions resulting from the terms of stock compensation plans and accrued liabilities.

The following table accounts for the differences between the expected federal tax benefit (based on the statutory 2025 and 2024 U.S. federal income tax rate of 21%) and the actual tax provision:

	Years Ended December 31,
	2025		2024

Expected federal tax benefit	$(33,371)	-21.0%	$(33,342)	-21.0%
Permanent items	-	0.0%	-	0.0%
Net operating loss utilized or expired	-	0.0%	-	0.0%
Increase in valuation allowance and others	33,371	21.0%	33,342	21.0%

Effective tax rate	$-	0.0%	$-	0.0%

As of December 31, 2025, the Company had approximately $151,161 of NOL carryforwards for U.S. federal income tax purposes expiring in 2025 through 2046. As of December 31, 2025, the Company had approximately $110,940 of NOL carryforwards for California income tax purposes expiring in 2024 through 2046. The Company and Liquidmetal Golf, Inc. file on a separate company basis for federal income tax purposes. Accordingly, the federal NOL carryforwards of one legal entity are not available to offset federal taxable income of the other. Liquidmetal Golf, Inc. had approximately $983 in federal NOL carryforwards, expiring in 2025 through 2046.

We recognize excess tax benefits associated with the exercise of stock options directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2025, deferred tax assets do not include approximately $75 of these tax effected excess tax benefits from employee stock option exercise that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $75 if and when such excess tax benefits are realized.

As of December 31, 2025, the Company had approximately $553 of Research & Development (“R&D”) credit carryforwards for U.S. federal income tax purposes expiring in 2025 through 2034. In addition, the Company has California R&D credit carryforwards of approximately $243, which do not expire under current California law. Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. As a result of the completion of the complex analysis required by the IRC to determine if an ownership change has occurred, the Company has determined that its annual NOL carryforward limitation under Section 382 of the IRC is $764 per year.

The ability to realize the tax benefits associated with deferred tax assets, which includes benefits related to NOL’s, is principally dependent upon the Company’s ability to generate future taxable income from operations. The Company has provided a full valuation allowance for its net deferred tax assets due to the Company’s net operating losses.

The Company adopted the provisions of FASB ASC Topic 470 – Income Taxes. At the adoption date and as of December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the years ended December 31, 2025 and 2024.

As of December 31, 2025, the tax years 2018 through 2025, and 2017 through 2025 are subject to examination by the federal and California taxing authorities, respectively.

17.	Accumulated Other Comprehensive Income (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2025 and 2024:

Unrealized gains on available-for- sale securities
Accumulated other comprehensive income, net of tax, as of December 31, 2023	$190

Other comprehensive – unrealized loss on investments	(83)

Accumulated other comprehensive income, net of tax, as of December 31, 2024	107

Other comprehensive – unrealized gain on investments	125
Other comprehensive – gain on foreign currency translation	13

Accumulated other comprehensive loss, net of tax, as of December 31, 2025	$245

18.	Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 40,294,167 shares of common stock at prices ranging from $0.07 to $0.57 per share were outstanding at December 31, 2025, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 26,584,667 shares of common stock at prices ranging from $0.07 to $0.38 per share were outstanding at December 31, 2024, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Warrants to purchase 10,066,809 shares of common stock, priced at $0.07 per share, outstanding at each of December 31, 2025 and 2024 were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

19.	Related Party Transactions

On March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited was a newly formed company owned by Professor Li. In connection with the 2016 Purchase Agreement and also on March 10, 2016, the Company and Eontec, entered into a license agreement pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is a publicly held Hong Kong corporation of which Professor Li is the Chairman. Eontec is also an affiliate of Yihao. Yihao is currently the Company’s primary contract manufacturer. As of December 31, 2025, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Eontec, and their affiliates, were $439 and $612 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company has outstanding payables to Eontec, and their affiliates of $47 and $70, respectively.

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