Form 10-Q
period 2026-03-31
LIQUIDMETAL TECHNOLOGIES INC
filed 2026-05-08
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of common shares outstanding as of May 8, 2026 was 917,285,149.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2025 entitled “Risk Factors,” as well as the following risks and uncertainties:

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except par value and share data)

	March 31,	December 31,
	2026	2025
ASSETS

Current assets:
Cash and cash equivalents	$7,404	$7,164
Restricted cash	-	-
Investments in debt securities- short term	6,182	4,917
Trade accounts receivable, net	153	91
Inventories	-	46
Prepaid expenses and other current assets	523	1,302
Total current assets	14,262	13,520
Investments in debt securities- long term	5,575	7,606
Property and equipment, net	7,272	7,050
Patents and trademarks, net	18	21
Other assets	761	108
Operating lease right-of-use asset	681	809
Total assets	$28,569	$29,114

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$410	$152
Accrued liabilities	217	165
Other current liabilities	902	902
Operating lease liability — current	292	309
Total current liabilities	1,821	1,528
Operating lease liability — noncurrent	390	500
Total liabilities	2,211	2,028

Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 and 917,285,149 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,458	288,420
Accumulated deficit	(281,359)	(280,594)
Accumulated other comprehensive income	244	245
Non-controlling interest in subsidiary	(81)	(81)
Total shareholders' equity	26,358	27,086

Total liabilities and shareholders' equity	$28,569	$29,114

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Products	$256	$282
Licensing and royalties	-	-
Total revenue	256	282
Cost of sales	179	204

Gross profit	77	78

Operating expenses:
Selling, marketing, general and administrative	1,212	975
Research and development	3	4
	1,215	979

Operating loss	(1,138)	(901)

Other income:
Lease income	196	89
Other income	30	2
Investment income	10	63
Interest income	137	179
	373	333

Loss from operations	(765)	(568)

Income taxes	-	-

Net loss	(765)	(568)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Liquidmetal Technologies shareholders	$(765)	$(568)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	917,285,149	917,285,149

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except share and per share data)

(unaudited)

				Warrants			Accumulated
				part of	Additional		other	Non-
	Preferred	Common	Common	Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - December 31, 2025	-	917,285,149	$917	$18,179	$288,420	$(280,594)	$245	$(81)	$27,086

Stock-based compensation	-	-	-	-	38	-	-	-	38
Net loss	-	-	-	-	-	(765)	-	-	(765)
Foreign currency translation adjustment	-	-	-	-	-	-	32	-	32
Other comprehensive loss	-	-	-	-	-	-	(33)	-	(33)

Balance - March 31, 2026	-	917,285,149	$917	$18,179	$288,458	$(281,359)	$244	$(81)	$26,358

Balance - December 31, 2024	-	917,285,149	$917	$18,179	$288,270	$(278,253)	$107	$(80)	$29,140

Stock-based compensation	-	-	-	-	54	-	-	-	54
Net loss	-	-	-	-	-	(568)	-	-	(568)
Other comprehensive gain	-	-	-	-	-	-	20	-	20

Balance - March 31, 2025	-	917,285,149	$917	$18,179	$288,324	$(278,821)	$127	$(80)	$28,646

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(765)	$(568)

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	$(33)	$20
Gain on foreign currency translation	32	-
Other comprehensive income (loss), net of tax	(1)	20

Comprehensive loss	(766)	(548)

Less: Comprehensive loss attributable to noncontrolling interests	-	-

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(766)	$(548)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(765)	$(568)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	81
Realized investment gains (loss), net	(10)	(63)
Unrealized investment gain (loss), net	(33)	20
Stock-based compensation	38	54
Gain on foreign currency translation	32	-
Grain on sale of equipment	(5)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(62)	(50)
Inventories	46	52
Prepaid expenses and other current assets	779	118
Other assets and liabilities	(652)	-
Accounts payable and accrued liabilities	310	57
Deferred revenue	-	-
Net cash used in operating activities	(226)	(299)

Investing Activities:
Purchases of debt securities	(570)	(4,658)
Proceeds from sales of debt securities	1,346	3,846
Purchase of property and equipment	(315)	-
Proceeds from sale of equipment	5	-
Net cash provided by (used in) investing activities	466	(812)

Net increase (decrease) in cash, cash equivalents, and restricted cash	240	(1,111)

Cash, cash equivalents, and restricted cash at beginning of period	7,164	6,011

Cash, cash equivalents, and restricted cash at end of period	$7,404	$4,900

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2026 and 2025

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

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited interim consolidated financial statements as of and for the three months ended  March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended  March 31, 2026 are not necessarily indicative of the results that  may be expected for any future periods or the year ending  December 31, 2026. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on  March 12, 2026.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. As a result of this assessment, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the three months ended  March 31, 2026 and 2025.

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

As of  March 31, 2026, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$6,182	$5,758	$424	$-
Investments in debt securities (long-term)	5,575	4,035	1,540	-

As of  December 31, 2025, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	4,917	4,817	100	-
Investments in debt securities (long-term)	7,606	5,481	2,125	-

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

3. SIGNIFICANT TRANSACTIONS

Hangzhou Feifeng Liquidmetal Co., Ltd. Joint Venture

On July 4, 2025, Liquidmetal Asia Holdings Limited (“Liquidmetal Asia”), a Hong Kong based, wholly owned subsidiary of the Company, entered into a shareholders agreement with Mr. Chong Liu, an individual investor to form a new joint venture company named Hangzhou Feifeng Liquidmetal Co. Ltd., a limited liability company formed under the Peoples Republic of China (the “Joint Venture Company”). The Joint Venture Company was formed for the principal purpose of developing a manufacturing facility in Hangzhou, China for the manufacture of amorphous metal products. The Joint Venture Company is owned 70% by Liquidmetal Asia and 30% by Mr. Liu and has been capitalized with $6.0 million USD of initial capital, of which $4.2 million has been contributed by Liquidmetal Asia, and $1.8 million will be contributed by Mr. Liu on or before May 25, 2028.

Yihao Manufacturing Agreement

On January 12, 2022, the Company entered into a manufacturing agreement (“Manufacturing Agreement”) with Dongguan Yihao Metal Materials Technology Co. Ltd. (“Yihao”) to become an outsourced contract manufacturer of the Company’s products. Under the Manufacturing Agreement, which has a term of five years, Yihao has agreed to serve as a non-exclusive contract manufacturer for amorphous alloy parts offered and sold by the Company at prices determined on a “cost-plus” basis. Yihao is an affiliate of Dongguan Eontec Co. Ltd. and Professor Lugee Li, our chairman and largest beneficial owner of the Company’s capital stock.

Corporate Facility Purchase and Lease

On February 16, 2017, the Company purchased a 41,000 square foot facility (the “Facility”) located in Lake Forest, CA for $7,818.

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company that owns the Facility, entered into a lease agreement pursuant to which the Company leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term was for 5 years and 2 months and expired on April 30, 2025. The base rent payable under the lease was $32,534 per month initially and was subject to periodic increases up to a maximum of approximately $54,000 per month. Tenant paid approximately 79% of common operating expenses.

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

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various buyers leaving 225,212,112 shares of our common stock owned by the Investor as of March 31, 2026.

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

4. INVESTMENTS IN DEBT SECURITIES

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		March 31,	December 31,	March 31,	December 31,
	Longest Maturity Date	2026	2025	2026	2025

U.S. government and agency securities	2029	$8,771	$9,254	$8,896	$9,402
Corporate bonds	2031	2,820	3,062	2,861	3,121
Certificates of deposit	One-year
		$11,591	$12,316	$11,757	$12,523

Income from these investments totaled $129 and $242 during the three months ended  March 31, 2026 and 2025, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at  March 31, 2026, it was determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact of the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of  March 31, 2026, all investments are current on their scheduled interest and dividend payments. The Company does not intend to sell and it is not likely that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired as of  March 31, 2026.

Investment in debt securities activities consisted of the following:

	Three months ended March 31,
	2026	2025

Investment in debt securities – beginning balance	$12,523	$16,330
Purchases	570	4,658
Sales at cost	(1,300)	(3,809)
Realized gain from sale of investment in debt securities	10	63
Interest and dividend income	129	188
Unrealized gain	200	127
Professional management fees and other fees	(10)	(14)
Withdrawals from debt securities	(365)	(338)
Investment in debt securities – ending balance	11,757	17,205
Less – current portion	(6,182)	(8,097)
Investment in debt securities – non-current	$5,575	$9,108

5. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were comprised of the following:

	March 31,	December 31,
	2026	2025

Accounts receivables	$153	$91
AR allowance	-	-
Total	$153	$91

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	March 31,	December 31,
	2026	2025

Prepaid service invoices	$93	$956
Prepaid insurance premiums	131	210
Prepaid rent	97	-
Prepaid lease costs and receivables- short term	42	33
Interest and other receivables	160	103
Total	$523	$1,302

7. INVENTORIES

Inventories were comprised of the following:

	March 31,	December 31,
	2026	2025

Work in progress	$-	$-
Finished goods	-	46
Total	$-	$46

8. PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following:

	March 31,	December 31,
	2026	2025

Land, building, and improvements	$9,903	$9,613
Machinery and equipment	1,233	1,304
Computer equipment	277	272
Office equipment, furnishings, and improvements	53	51
Total	11,466	11,240
Accumulated depreciation	(4,194)	(4,190)
Total	$7,272	$7,050

Depreciation expense for three months ended  March 31, 2026 and 2025 were $93 and $78, respectively. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

During the three months ended March 31, 2026, the Company disposed of equipment with a cost and accumulated depreciation of $90. As the net book value of the assets was zero, the company recognized a gain on disposal of $5.

9. PATENTS AND TRADEMARKS, NET

Patents and trademarks were comprised of the following:

	March 31,	December 31,
	2026	2025

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total	2,400	2,400
Accumulated depreciation	(2,382)	(2,379)
Total	$18	$21

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

The Company amortizes capitalized patents and trademarks over an average of 10-to-17-year periods. Amortization expense for patents and trademarks was $3 and $4 for the three months ended  March 31, 2026 and 2025, respectively.

10. OTHER ASSETS

Other assets were comprised of the following:

	March 31,	December 31,
	2026	2025

Equipment deposits	$679	$27
Lease deposits	68	67
Utility deposits	14	14
Total	$761	$108

11. ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2026	2025

Accrued payroll, vacation, and bonuses	$159	$115
Accrued audit fees	58	50
	$217	$165

12. OTHER CURRENT LIABILITIES

Other current liabilities was $902 as of  March 31, 2026 and  December 31, 2025, and consisted of $859 of long-term, aged payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance is $43 in tenant deposits under the Facility Lease.

13. STOCK COMPENSATION PLANS

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. Under this plan, the Company had outstanding grants of options to purchase 2,380,000 and 2,432,500 shares of the Company’s common stock as of March 31, 2026 and December 31, 2025, respectively. The 2012 Plan expired in June 2022.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock were available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under this plan, the Company had outstanding grants of options to purchase 22,461,667 and 22,861,667 as of March 31, 2026 and December 31, 2025, respectively. The 2015 Plan expired in January 2025.

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

Stock based compensation expense attributable to these plans was $38 and $54 for the three months ended  March 31, 2026 and 2025, respectively.

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

The future minimum rents due to the Company under the Facility Lease are as follows:

Year	Base Rents

2026 (remaining nine months)	$571
2027	776
2028	796
2029	816
Thereafter	274
$3,233

15. OPERATING LEASE

On July 4, 2025, the Company entered into a non-cancelable facility lease commencing and expiring on July 3, 2028, for approximately 6,600 square meters of industrial space in Hangzhou, China. The lease term is 36 months and includes a three-month rent-free period from July 4, 2025 through October 3, 2025, during which only property management fees and utilities are payable. Base rent is $27 per month. The lease is denominated in Renminbi (“RMB” or “yuan”), and the lease liability and right-of-use asset are initially measured in RMB and translated into U.S. dollars for consolidated financial reporting purposes in accordance with ASC830.

For the Three Months Ended March 31,	2026	2025
Operating lease expense	$81	$-
Total lease expense	$81	$-

In accordance with ASC 842, other information related to leases was as follows:

For the Three Months Ended March 31,	2026	2025
Operating cash flows from operating leases	$81	$-
Cash paid for amounts included in the measurement of lease liabilities	$81	$-

In accordance with ASC 842, the components of lease expense were as follows:

2026 (remaining nine months)	$244
2027	326
2028	163
2029	-
2030	-
Thereafter	-
Total undiscounted cash flows	$733

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	2.1 years
Weighted-average discount rate	6.0%
Present values	$682

Lease liabilities—current	292
Lease liabilities—long-term	390
Lease liabilities—total	682

Difference between undiscounted and discounted cash flows	$51

16. LOSS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 39,841,667 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at  March 31, 2026, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 40,892,992 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at March 31, 2025, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

17. RELATED PARTY TRANSACTIONS

On   March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is owned by our Chairman, Professor Li. In connection with the 2016 Purchase Agreement and also on   March 10, 2016, the Company and Eontec entered into a license agreement, pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is an affiliate of Yihao which is currently the Company’s primary contract manufacturer. As of  March 31, 2026 and  December 31, 2025, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Yihao were $105 and $117 during the three months ended   March 31, 2026 and 2025, respectively. As of   March 31, 2026 and   December 31, 2025, the Company has outstanding payables to Yihao of $0 and $47, respectively.

18. SUBSEQUENT EVENTS

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

This management’s discussion and analysis, as well as other sections of this report on Form 10-K, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed in Part II herein, under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings).

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

SIGNIFICANT TRANSACTIONS

Hangzhou Feifeng Liquidmetal Co., Ltd. Joint Venture

On July 4, 2025, Liquidmetal Asia Holdings Limited (“Liquidmetal Asia”), a Hong Kong incorporated wholly owned subsidiary, entered into a shareholders agreement with Mr. Chong Liu, an individual investor to form a new joint venture company named Hangzhou Feifeng Liquidmetal Co. Ltd., a limited liability company formed under the Peoples Republic of China (the “Joint Venture Company”). The Joint Venture Company was formed for the principal purpose of developing a manufacturing facility in Hangzhou, China for the manufacture of amorphous metal products. The Joint Venture Company is owned 70% by Liquidmetal Asia and 30% by Mr. Liu and has been capitalized with $6.0 million USD of initial capital, of which $4.2 million has been contributed by Liquidmetal Asia, and $1.8 million will be contributed by Mr. Liu on or before May 25, 2028.

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

Corporate Facility Purchase and Lease

On February 16, 2017, we purchased a 41,000 square foot facility (the “Facility”) located in Lake Forest, CA for $7,818.

On January 23, 2020, 20321 Valencia, LLC, a Delaware limited liability company and our wholly owned subsidiary that owns the Facility entered into a lease agreement pursuant to which we leased to MatterHackers, Inc., a Delaware corporation (“Tenant”), an approximately 32,534 square foot portion of the Facility. The lease term was for 5 years and 2 months and expired on April 30, 2025. The base rent payable under the lease was $33 per month initially and was subject to periodic increases up to a maximum of approximately $54 per month. Tenant paid approximately 79% of common operating expenses.

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

2016 Purchase Agreement

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by our Chairman, Professor Lugee Li (“Professor Li”). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of our common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016, and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various buyers leaving 226,572,262 shares of our common stock owned by the Investor as of March 31, 2026.

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) contains further discussions on our critical accounting policies and estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026		2025		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$256	100.0%	$282	100.0%	$(26)	-9.2%
Licensing and royalties	-	0.0%	-	0.0%	-	0.0%
Total revenue	256	100.0%	282	100.0%	(26)	-9.2%
Cost of sales	179	69.9%	204	72.3%	(25)	-12.3%

Gross profit	77	30.1%	78	27.7%	(1)	-1.3%

Operating expenses:
Selling, marketing, general and administrative	1,212	473.4%	975	345.7%	237	24.3%
Research and development	3	1.2%	4	1.4%	(1)	-25.0%
	1,215	474.6%	979	347.2%	236	24.1%

Operating loss	(1,138)	-444.5%	(901)	-319.5%	(237)	26.3%

Other income (expense):
Lease income	196	76.6%	89	31.6%	107	120.2%
Other income	30	11.7%	2	0.7%	28	1400.0%
Investment income	10	3.9%	63	22.3%	(53)	-84.1%
Interest income	137	53.5%	179	63.5%	(42)	-23.5%
	373	145.7%	333	118.1%	40	12.0%

Loss from operations	(765)	-298.8%	(568)	-201.4%	(197)	34.7%

Income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	(765)	-298.8%	(568)	-201.4%	(197)	34.7%

Net loss attributable to non-controlling interest	-	0.0%	-	0.0%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(765)	-298.8%	$(568)	-201.4%	$(197)	34.7%

Revenue and operating expenses

Revenue. Total revenue decreased by $26 to $256 for the three months ended March 31, 2026 from $282 for the three months ended March 31, 2025. The decrease was attributable to decrease in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $179, or 69.9% of total revenue, for the three months ended March 31, 2026, as compared to $204, or 72.3% of total revenue, for the three months ended March 31, 2025. The decrease in our cost of sales was primarily driven by lower product revenues during Q1 2026 compared to Q1 2025. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit decreased by $1 from $78 for the three months ended March 31, 2025 to $77 for the three months ended March 31, 2026. Our gross margin percentage increased slightly from Q1 2025 to Q1 2026. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $237 to $1,212, or 473.4% of revenue, for the three months ended March 31, 2026 from $975, or 345.7% of revenue, for the three months ended March 31, 2025. The increase in expenses was primarily attributable to increase in payroll expenses and expenses related to our factory build out in China in Q1 2026 compared to Q1 2025. Stock Based compensation decreased by $16 to $38 for the three months ended March 31, 2026 from $54 for the three months ended March 31, 2025. The decrease was attributable to no new stock option issuances in the current quarter.

Research and development expenses. Research and development expenses decreased to $3, or 1.2% of revenue, for the three months ended March 31, 2026, and $4, or 1.4% of revenue, for the three months ended March 31, 2025. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $10 and $63 for the three months ended March 31, 2026 and 2025, respectively. The decrease during the three months ended March 31, 2026 is primarily due to withdrawals from debt securities.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $137 and $179 for the three months ended March 31, 2026 and 2025, respectively. The decrease during the three months ended March 31, 2026 is primarily due to withdrawals from debt securities to fund our new joint venture.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $196 and $89 for the three months ended March 31, 2026 and 2025, respectively. The increase during the three months ended March 31, 2026 was primarily due to amendment of the Facility Lease on May 1, 2025 and the related increase in leased square footage.

Net loss. Our annual net losses of $765 for the three months ended March 31, 2026 and $568 for the three months ended March 31, 2025 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above. Inventory was $0 as of March 31, 2026, as all inventory had been shipped before period end.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $226 and $299 for the three months ended March 31, 2026 and 2025, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by (used in) investing activities

Cash provided by investing activities totaled $466 and cash used in $812 for the three months ended March 31, 2026 and 2025, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities and purchases of fixed assets for our factory in China

Financing arrangements and outlook

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

However, as of March 31, 2026, we had $7,404 in cash and restricted cash, as well as $11,757 in investments in debt securities. We view this total of $19,161 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future. Accordingly, we have concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2025 Annual Report. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the 2025 Annual Report.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: May 8, 2026	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)