Form 10-Q
period 2026-06-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2026-08-06
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of common shares outstanding as of August 6, 2026 was 917,285,149.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except par value and share data)

	June 30,	December 31,
	2026	2025
ASSETS

Current assets:
Cash and cash equivalents	$8,266	$7,164
Restricted cash	-	-
Investments in debt securities- short term	6,511	4,917
Trade accounts receivable, net	15	91
Inventories	47	46
Prepaid expenses and other current assets	421	1,302
Total current assets	15,260	13,520
Investments in debt securities- long term	4,070	7,606
Property and equipment, net	7,298	7,050
Patents and trademarks, net	14	21
Other assets	127	108
Operating lease right-of-use asset	621	809
Total assets	$27,390	$29,114

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$210	$152
Accrued liabilities	257	165
Other current liabilities	902	902
Operating lease liability — current	301	309
Total current liabilities	1,670	1,528
Operating lease liability — noncurrent	319	500
Total liabilities	1,989	2,028

Commitment and Contingencies
Shareholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 917,285,149 shares issued and outstanding at June 30, 2026 and December 31, 2025	917	917
Warrants	18,179	18,179
Additional paid-in capital	288,491	288,420
Accumulated deficit	(282,199)	(280,594)
Accumulated other comprehensive income	95	245
Non-controlling interest in subsidiary	(82)	(81)
Total shareholders' equity	25,401	27,086

Total liabilities and shareholders' equity	$27,390	$29,114

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Products	$193	$289	$449	$571
Licensing and royalties	3	-	3	-
Total revenue	196	289	452	571
Cost of sales	107	212	286	416

Gross profit	89	77	166	155

Operating expenses:
Selling, marketing, general and administrative	1,270	926	2,482	1,901
Research and development	4	3	7	7
	1,274	929	2,489	1,908

Operating loss	(1,185)	(852)	(2,323)	(1,753)

Other income:
Lease income	196	160	392	249
Other income	-	-	30	2
Investment income	35	5	45	68
Interest income	114	163	251	342
	345	328	718	661

Loss before income taxes	(840)	(524)	(1,605)	(1,092)

Income taxes	1	1	1	1

Net loss	(841)	(525)	(1,606)	(1,093)

Net loss attributable to non-controlling interest	1	1	1	1

Net loss attributable to Liquidmetal Technologies shareholders	$(840)	$(524)	$(1,605)	$(1,092)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies shareholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	917,285,149	917,285,149	917,285,149	917,285,149

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except share and per share data)

(unaudited)

				Warrants part of			Accumulated
				Additional	Additional		other	Non-
	Preferred	Common	Common	Paid-in	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Capital	Capital	Deficit	income	Interest	Total

Balance - December 31, 2025	-	917,285,149	$917	$18,179	$288,420	$(280,594)	$245	$(81)	$27,086

Stock-based compensation	-	-	-	-	71	-	-	-	71
Net loss	-	-	-	-	-	(1,605)	-	(1)	(1,606)
Foreign currency translation adjustment	-	-	-	-	-	-	(85)	-	(85)
Other comprehensive loss	-	-	-	-	-	-	(65)	-	(65)

Balance - June 30, 2026	-	917,285,149	$917	$18,179	$288,491	$(282,199)	$95	$(82)	$25,401

Balance - December 31, 2024	-	917,285,149	$917	$18,179	$288,270	$(278,253)	$107	$(80)	$29,140

Stock-based compensation	-	-	-	-	87	-	-	-	87
Net loss	-	-	-	-	-	(1,092)	-	(1)	(1,093)
Other comprehensive gain	-	-	-	-	-	-	65	-	65

Balance - June 30, 2025	-	917,285,149	$917	$18,179	$288,357	$(279,345)	$172	$(81)	$28,199

				Warrants part of			Accumulated
				Additional	Additional		other	Non-
	Preferred	Common	Common	Paid-in	Paid-in	Accumulated	comprehensive	controlling
	Shares	Shares	Stock	Capital	Capital	Deficit	income	Interest	Total

Balance - March 31, 2026	-	917,285,149	$917	$18,179	$288,458	$(281,359)	$244	$(81)	$26,358

Stock-based compensation	-	-	-	-	33	-	-	-	33
Net loss	-	-	-	-	-	(840)	-	(1)	(841)
Foreign currency translation adjustment	-	-	-	-	-	-	(117)	-	(117)
Other comprehensive gain	-	-	-	-	-	-	(32)	-	(32)

Balance - June 30, 2026	-	917,285,149	$917	$18,179	$288,491	$(282,199)	$95	$(82)	$25,401

Balance - March 31, 2025	-	917,285,149	$917	$18,179	$288,324	$(278,821)	$127	$(80)	$28,646

Stock-based compensation	-	-	-	-	33	-	-	-	33
Net loss	-	-	-	-	-	(524)	-	(1)	(525)
Other comprehensive loss	-	-	-	-	-	-	45	-	45

Balance - June 30, 2025	-	917,285,149	$917	$18,179	$288,357	$(279,345)	$172	$(81)	$28,199

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(841)	$(525)	$(1,606)	$(1,093)

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	$(32)	$45	$(65)	$65
Loss on foreign currency translation	(117)	-	(85)	-
Other comprehensive income (loss), net of tax	(149)	45	(150)	65

Comprehensive loss	(990)	(480)	(1,756)	(1,028)

Less: Comprehensive loss attributable to noncontrolling interests	1	1	1	1

Comprehensive loss attributable to Liquidmetal Technologies shareholders	$(989)	$(479)	$(1,755)	$(1,027)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(1,606)	$(1,093)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	162
Realized investment (gains) loss, net	(45)	(68)
Unrealized investment gain (loss), net	(65)	65
Stock-based compensation	71	87
Gain on foreign currency translation	(85)	-
Gain on sale of equipment	(5)	-
Changes in operating assets and liabilities:
Trade accounts receivable	76	(164)
Inventories	(1)	70
Prepaid expenses and other current assets	881	215
Other assets and liabilities	(20)	(1)
Accounts payable and accrued liabilities	150	148
Deferred revenue	-	-
Net cash used in operating activities	(419)	(579)

Investing Activities:
Purchases of debt securities	(570)	(4,927)
Proceeds from sales of debt securities	2,557	5,113
Purchase of property and equipment	(471)	-
Proceeds from sale of equipment	5
Net cash provided by investing activities	1,521	186

Net increase (decrease) in cash and cash equivalents	1,102	(393)

Cash and cash equivalents at beginning of period	7,164	6,011

Cash and cash equivalents at end of period	$8,266	$5,618

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1	$1

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2026 and 2025

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

The Company’s revenues are derived from i) selling bulk Liquidmetal alloy products to customers who produce medical devices, robotic components, automotive assemblies, sports and leisure goods, and non-consumer electronic devices, ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development, iii) product licensing and royalty revenue, and iv) research and development revenue. The Company expects that these sources of revenue will continue to significantly change the character of the Company’s revenue mix.

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited interim consolidated financial statements as of and for the six months ended  June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended  June 30, 2026 are not necessarily indicative of the results that  may be expected for any future periods or the year ending  December 31, 2026. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on  March 12, 2026.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its available-for-sale debt securities in an unrealized loss position at each reporting date to determine whether a credit loss exists. If the Company intends to sell a security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the security’s amortized cost basis is written down to fair value through earnings. Otherwise, any credit-related impairment is recognized through an allowance for credit losses, limited to the amount by which the amortized cost basis exceeds fair value, with any remaining unrealized loss recognized in other comprehensive income. Based on this assessment, the Company did not recognize an allowance for credit losses on its available-for-sale debt securities for the six months ended June 30, 2026 and 2025.

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

As of  June 30, 2026, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$6,511	$5,937	$574	$-
Investments in debt securities (long-term)	4,070	2,682	1,388	-

As of  December 31, 2025, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	FairValue	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	4,917	4,817	100	-
Investments in debt securities (long-term)	7,606	5,481	2,125	-

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

Foreign Currency Translation

The Company has operations in China. The Company's foreign subsidiaries maintain their accounting records in their respective local currencies, which are their functional currencies. For consolidation purposes, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the reporting period. Translation adjustments resulting from the consolidation of foreign operations are recorded in accumulated other comprehensive income (loss), a component of shareholders' equity.

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

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various buyers leaving 225,212,112 shares of our common stock owned by the Investor as of June 30, 2026.

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

4. INVESTMENTS IN DEBT SECURITIES

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		June 30,	December 31,	June 30,	December 31,
	Longest Maturity Date	2026	2025	2026	2025

U.S. government and agency securities	2029	7,743	9,254	7,822	9,402
Corporate bonds	2031	2,716	3,062	2,759	3,121
		10,459	12,316	10,581	12,523

Income from these investments totaled $35 and $45 during the three and six months ended  June 30, 2026, respectively, and $5 and $68 during the three and six months ended  June 30, 2025, respectively. Such amounts are included as a portion of interest and investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at  June 30, 2026, it was determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact of the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of  June 30, 2026, all investments are current on their scheduled interest and dividend payments. The Company does not intend to sell and it is not likely that the Company will be required to sell these securities prior to recovering their amortized cost. Accordingly, the Company concluded that no allowance for credit losses was required on its available-for-sale debt securities as of June 30, 2026.

Investment in debt securities activities consisted of the following:

	Six Months Ended June 30,
	2026	2025

Investment in debt securities – beginning balance	$12,523	$16,330
Purchases	570	4,927
Sales at cost	(2,460)	(5,118)
Realized gain from sale of investment in debt securities	45	68
Interest and dividend income	272	341
Unrealized gain	169	172
Professional management fees and other fees	(19)	(24)
Withdrawals from debt securities	(519)	(484)
Investment in debt securities – ending balance	10,581	16,212
Less – current portion	(6,511)	(7,945)
Investment in debt securities – non-current	$4,070	$8,267

5. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were comprised of the following:

	June 30,	December 31,
	2026	2025

Accounts receivables	$15	$91
AR allowance	-	-
Total	$15	$91

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	June 30,	December 31,
	2026	2025

Prepaid service invoices	$129	$956
Prepaid insurance premiums	52	210
Prepaid rent	2	-
Prepaid lease costs and receivables- short term	52	33
Interest and other receivables	186	103
Total	$421	$1,302

7. INVENTORIES

Inventories were comprised of the following:

	June 30,	December 31,
	2026	2025

Finished goods	47	46
Total	$47	$46

8. PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following:

	June 30,	December 31,
	2026	2025

Land, building, and improvements	$9,903	$9,613
Machinery and equipment	1,391	1,304
Computer equipment	277	272
Office equipment, furnishings, and improvements	53	51
Total	11,624	11,240
Accumulated depreciation	(4,326)	(4,190)
Total	$7,298	$7,050

Depreciation expense for three and six months ended  June 30, 2026, respectively, were $119 and $224. Depreciation expense for three and six months ended  June 30, 2025, respectively, were $77 and $157. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

During the three and six months ended June 30, 2026, the Company disposed of equipment with a cost and accumulated depreciation of $0 and $90, respectively. As the net book value of the assets was zero, the company recognized a gain on disposal of $0 and $5 for the three and six months ended June 30, 2026, respectively.

9. PATENTS AND TRADEMARKS, NET

Patents and trademarks were comprised of the following:

	June 30,	December 31,
	2026	2025

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,685	1,686
Trademarks	148	148
Total	2,399	2,400
Accumulated depreciation	(2,385)	(2,379)
Total	$14	$21

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

The Company amortizes capitalized patents and trademarks over an average of 10-to-17-year periods. Amortization expense for patents and trademarks was $3 and $6 for the three and six months ended  June 30, 2026, respectively. Amortization expense for patents and trademarks was $3 and $7 for the three and six months ended  June 30, 2025, respectively.

10. OTHER ASSETS

Other assets were comprised of the following:

	June 30,	December 31,
	2026	2025

Equipment deposits	$104	$27
Lease deposits	9	67
Utility deposits	14	14
Total	$127	$108

11. ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30,	December 31,
	2026	2025

Accrued payroll, vacation, and bonuses	$182	$115
Accrued audit fees	75	50
	$257	$165

12. OTHER CURRENT LIABILITIES

Other current liabilities was $902 as of  June 30, 2026 and  December 31, 2025, and consisted of $859 of payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance is $43 in tenant deposits under the Facility Lease.

13. STOCK COMPENSATION PLANS

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the shareholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. Under this plan, the Company had outstanding grants of options to purchase 2,380,000 and 2,432,500 shares of the Company’s common stock as of June 30, 2026 and December 31, 2025, respectively. The 2012 Plan expired in June 2022.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock were available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under this plan, the Company had outstanding grants of options to purchase 21,761,667 and 22,861,667 as of June 30, 2026 and December 31, 2025, respectively. The 2015 Plan expired in January 2025.

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

Stock based compensation expense attributable to these plans was $33 and $71 for the three and six months ended  June 30, 2026, respectively, and $33 and $87 for the three and six months ended June 30, 2025, respectively.

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

The future minimum rental payments to the Company under the Facility Lease are as follows:

Year	Base Rents

2026 (remaining six months)	$382
2027	776
2028	796
2029	816
Thereafter	274
$3,044

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

In accordance with ASC 842, the components of lease expense were as follows:

For the six months ended June 30,	2026	2025
Operating lease expense	$163	$-
Total lease expense	$163	$-

In accordance with ASC 842, other information related to leases was as follows:

For the six months ended June 30,	2026	2025
Operating cash flows from operating leases	$163	$-
Cash paid for amounts included in the measurement of lease liabilities	$163	$-

In accordance with ASC 842, the future minimum lease payments are as follows:

2026 (remaining six months)	$163
2027	326
2028	163
2029	-
2030	-
Thereafter	-
Total undiscounted cash flows	$652

Reconciliation of lease liabilities:
Weighted-average remaining lease terms (years)	2.1
Weighted-average discount rate	6.0%
Present values	$620

Lease liabilities—current	301
Lease liabilities—long-term	319
Lease liabilities—total	620

Difference between undiscounted and discounted cash flows	$32

16. LOSS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 39,141,667 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at  June 30, 2026, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 39,794,167 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at June 30, 2025, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

17. RELATED PARTY TRANSACTIONS

On   March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is owned by our Chairman, Professor Li. In connection with the 2016 Purchase Agreement and also on   March 10, 2016, the Company and Eontec entered into a license agreement, pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is an affiliate of Yihao which is currently the Company’s primary contract manufacturer. As of  June 30, 2026 and  December 31, 2025, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Yihao were $193 and $298 during the three and six months ended   June 30, 2026, respectively, and were $121 and $238 during the three and six months ended June 30, 2025, respectively. As of   June 30, 2026 and   December 31, 2025, the Company has outstanding payables to Yihao of $53 and $47, respectively.

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

Our revenues are derived from i) selling our bulk amorphous alloy custom products and parts for applications which include, but are not limited to, non-consumer electronic devices, robotic components, medical products, automotive components, and sports and leisure goods; ii) selling tooling and prototype parts such as demonstration parts and test samples for customers with products in development; and iii) product licensing and royalty revenue.

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

2016 Purchase Agreement

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by our Chairman, Professor Lugee Li (“Professor Li”). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of our common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016, and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various buyers leaving 226,572,262 shares of our common stock owned by the Investor as of June 30, 2026.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026		2025		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$193	98.5%	$289	100.0%	$(96)	-33.2%
Licensing and royalties	3	1.5%	-	0.0%	3	0.0%
Total revenue	196	100.0%	289	100.0%	(93)	-32.2%
Cost of sales	107	54.6%	212	73.4%	(105)	-49.5%

Gross profit	89	45.4%	77	26.6%	12	15.6%

Operating expenses:
Selling, marketing, general and administrative	1,270	648.0%	926	320.4%	344	37.1%
Research and development	4	2.0%	3	1.0%	1	33.3%
	1,274	650.0%	929	321.5%	345	37.1%

Operating loss	(1,185)	-604.6%	(852)	-294.8%	(333)	39.1%

Other income (expense):
Lease income	196	100.0%	160	55.4%	36	22.5%
Other income	-	0.0%	-	0.0%	-	0.0%
Investment income	35	17.9%	5	1.7%	30	600.0%
Interest income	114	58.2%	163	56.4%	(49)	-30.1%
	345	176.0%	328	113.5%	17	5.2%

Loss before income taxes	(840)	-428.6%	(524)	-181.3%	(316)	60.3%

Income taxes	1	0.5%	1	0.3%	-	0.0%

Net loss	(841)	-429.1%	(525)	-181.7%	(316)	60.2%

Net loss attributable to non-controlling interest	1	0.5%	1	0.3%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(840)	-428.6%	$(524)	-181.3%	$(316)	60.3%

Revenue and operating expenses

Revenue. Total revenue decreased by $93 to $196 for the three months ended June 30, 2026 from $289 for the three months ended June 30, 2025. The decrease was attributable to decrease in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $107, or 54.6% of total revenue, for the three months ended June 30, 2026, as compared to $212, or 73.4% of total revenue, for the three months ended June 30, 2025. The decrease in our cost of sales was primarily driven by lower costs of tariffs during Q2 2026 compared to Q2 2025. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit increased by $12 from $77 for the three months ended June 30, 2025 to $89 for the three months ended June 30, 2026. Our gross margin percentage increased slightly from Q2 2025 to Q2 2026. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $344 to $1,270, or 648.0% of revenue, for the three months ended June 30, 2026 from $926, or 320.4% of revenue, for the three months ended June 30, 2025. The increase in expenses was primarily attributable to increase in payroll expenses and expenses related to our factory build out in China in Q2 2026 compared to Q2 2025. Stock Based compensation was $33 for the three months ended June 30, 2026 and $33 for the three months ended June 30, 2025.

Research and development expenses. Research and development expenses increased to $4, or 2.0% of revenue, for the three months ended June 30, 2026, and $3, or 1.0% of revenue, for the three months ended June 30, 2025. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $35 and $5 for the three months ended June 30, 2026 and 2025, respectively. The increase during the three months ended June 30, 2026 is primarily due to increased income from investing activities.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $114 and $163 for the three months ended June 30, 2026 and 2025, respectively. The decrease during the three months ended June 30, 2026 is primarily due to withdrawals from debt securities to fund our new joint venture and operations.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $196 and $160 for the three months ended June 30, 2026 and 2025, respectively. The increase during the three months ended June 30, 2026 was primarily due to amendment of the Facility Lease on May 1, 2025 and the related increase in leased square footage.

Net loss. Our annual net losses of $841 for the three months ended June 30, 2026 and $525 for the three months ended June 30, 2025 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026		2025		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$449	99.3%	$571	100.0%	$(122)	-21.4%
Licensing and royalties	3	0.7%	-	0.0%	3	0.0%
Total revenue	452	100.0%	571	100.0%	(119)	-20.8%
Cost of sales	286	63.3%	416	72.9%	(130)	-31.3%

Gross profit	166	36.7%	155	27.1%	11	7.1%

Operating expenses:
Selling, marketing, general and administrative	2,482	549.1%	1,901	332.9%	581	30.6%
Research and development	7	1.5%	7	1.2%	-	0.0%
	2,489	550.7%	1,908	334.2%	581	30.5%

Operating loss	(2,323)	-513.9%	(1,753)	-307.0%	(570)	32.5%

Other income (expense):
Lease income	392	86.7%	249	43.6%	143	57.4%
Other income	30	6.6%	2	0.4%	28	1400.0%
Investment income	45	10.0%	68	11.9%	(23)	-33.8%
Interest income	251	55.5%	342	59.9%	(91)	-26.6%
	718	158.8%	661	115.8%	57	8.6%

Loss before income taxes	(1,605)	-355.1%	(1,092)	-191.2%	(513)	47.0%

Income taxes	1	0.2%	1	0.2%	-	0.0%

Net loss	(1,606)	-355.3%	(1,093)	-191.4%	(513)	46.9%

Net loss attributable to non-controlling interest	1	0.2%	1	0.2%	-	0.0%

Net loss attributable to Liquidmetal Technologies shareholders	$(1,605)	-355.1%	$(1,092)	-191.2%	$(513)	47.0%

Revenue and operating expenses

Revenue. Total revenue decreased by $119 to $452 for the six months ended June 30, 2026 from $571 for the six months ended June 30, 2025. The decrease was attributable to decrease in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $286, or 63.3% of total revenue, for the six months ended June 30, 2026, as compared to $416, or 72.9% of total revenue, for the six months ended June 30, 2025. The decrease in our cost of sales was primarily driven by lower tariffs for customer shipments in Q2 2026 compared to Q2 2025. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit increase by $11 from $155 for the six months ended June 30, 2025 to $166 for the six months ended June 30, 2026. Our gross margin percentage increased slightly from Q2 2025 to Q2 2026. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $581 to $2,482, or 549.1% of revenue, for the six months ended June 30, 2026 from $1,901, or 332.9% of revenue, for the six months ended June 30, 2025. The increase in expenses was primarily attributable to increase in payroll expenses and expenses related to our factory build out in China in Q2 2026 compared to Q2 2025. Stock Based compensation decreased by $16 to $71 for the six months ended June 30, 2026 from $87 for the six months ended June 30, 2025. The decrease was attributable to no new stock option issuances in the current period.

Research and development expenses. Research and development expenses was $7, or 1.5% of revenue, for the six months ended June 30, 2026, and $7, or 1.2% of revenue, for the six months ended June 30, 2025. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $45 and $68 for the six months ended June 30, 2026 and 2025, respectively. The decrease during the six months ended June 30, 2026 is primarily due to withdrawals from debt securities.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $251 and $342 for the six months ended June 30, 2026 and 2025, respectively. The decrease during the six months ended June 30, 2026 is primarily due to withdrawals from debt securities to fund our new joint venture.

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $392 and $249 for the six months ended June 30, 2026 and 2025, respectively. The increase during the six months ended June 30, 2026 was primarily due to amendment of the Facility Lease on May 1, 2025 and the related increase in leased square footage.

Net loss. Our annual net losses of $1,606 for the six months ended June 30, 2026 and $1,093 for the six months ended June 30, 2025 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $419 and $579 for the six months ended June 30, 2026 and 2025, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by investing activities

Cash provided by investing activities totaled $1,521 and $186 for the six months ended June 30, 2026 and 2025, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities and purchases of fixed assets for our factory in China

Financing arrangements and outlook

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

However, as of June 30, 2026, we had $8,266 in cash and restricted cash, as well as $10,581 in investments in debt securities. We view this total of $18,847 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for the foreseeable future. Accordingly, we have concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: August 6, 2026	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)