Form 10-Q
period 2026-09-30
LIQUIDMETAL TECHNOLOGIES INC
filed 2026-11-12
CIK 1141240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of common shares outstanding as of November 12, 2026 was 918,552,990.

LIQUIDMETAL TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Liquidmetal Technologies, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar words or expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Annual Report on Form 10-K for the year ended December 31, 2025 entitled “Risk Factors,” as well as the following risks and uncertainties:

●	Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
●	Our limited history of developing and selling products made from our bulk amorphous alloys;
●	Challenges associated with having products manufactured from our alloys and the use of third parties for manufacturing;
●	Our limited history of licensing our technology to third parties;
●	Lengthy customer adoption cycles and unpredictable customer adoption practices;
●	Our ability to identify, develop, and commercialize new product applications for our technology;
●	Competition from current suppliers of incumbent materials or producers of competing products;
●	Our ability to identify, consummate, and/or integrate strategic partnerships;
●	The potential for manufacturing problems or delays;
●	Potential difficulties associated with protecting or expanding our intellectual property position

We undertake no obligation, other than as required by applicable law, to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except par value and share data)

	September 30,	December 31,
	2026	2025
ASSETS

Current assets:
Cash and cash equivalents	$9,021	$7,164
Investments in debt securities- short term	5,457	4,917
Trade accounts receivable, net	40	91
Inventories	-	46
Prepaid expenses and other current assets	675	1,302
Total current assets	15,193	13,520
Investments in debt securities- long term	3,929	7,606
Property and equipment, net	7,135	7,050
Patents and trademarks, net	11	21
Other assets	77	108
Operating lease right-of-use asset	-	809
Total assets	$26,345	$29,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$431	$152
Accrued liabilities	293	165
Other current liabilities	902	902
Operating lease liability — current	-	309
Total current liabilities	1,626	1,528
Operating lease liability — noncurrent	-	500
Total liabilities	1,626	2,028

Commitment and Contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 918,552,990 and 917,285,149 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	919	917
Warrants	18,179	18,179
Additional paid-in capital	288,523	288,420
Accumulated deficit	(282,966)	(280,594)
Accumulated other comprehensive income	146	245
Non-controlling interest in subsidiary	(82)	(81)
Total stockholders' equity	24,719	27,086

Total liabilities and stockholders' equity	$26,345	$29,114

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Products	$225	$28	$674	$599
Licensing and royalties	-	9	3	9
Total revenue	225	37	677	608
Cost of sales	190	17	476	433

Gross profit	35	20	201	175

Operating expenses:
Selling, marketing, general and administrative	981	961	3,463	2,862
Loss on disposal of property and equipment	220	-	220	-
Research and development	3	4	10	11
	1,204	965	3,693	2,873

Operating loss	(1,169)	(945)	(3,492)	(2,698)

Other income:
Lease income	195	196	587	445
Interest income	168	166	419	508
Investment income	39	25	84	93
Other income	-	6	30	8
	402	393	1,120	1,054

Loss before income taxes	(767)	(552)	(2,372)	(1,644)

Income taxes	-	-	1	1

Net loss	(767)	(552)	(2,373)	(1,645)

Net loss attributable to non-controlling interest	-	-	1	1

Net loss attributable to Liquidmetal Technologies stockholders	$(767)	$(552)	$(2,372)	$(1,644)

Per common share basic and diluted:

Net loss per common share attributable to Liquidmetal Technologies stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of weighted average shares - basic and diluted	918,130,376	917,285,149	917,566,891	917,285,149

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share and per share data)

(unaudited)

			Warrants			Accumulated
			part of	Additional		other	Non-
	Common Stock		Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Amount	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - December 31, 2025	917,285,149	$917	$18,179	$288,420	$(280,594)	$245	$(81)	$27,086

Stock option exercises	1,267,841	2	-	(2)	-	-	-	-
Stock-based compensation	-	-	-	105	-	-	-	105
Net loss	-	-	-	-	(2,372)	-	(1)	(2,373)
Foreign currency translation adjustment	-	-	-	-	-	45	-	45
Other comprehensive loss	-	-	-	-	-	(144)	-	(144)

Balance - September 30, 2026	918,552,990	$919	$18,179	$288,523	$(282,966)	$146	$(82)	$24,719

Balance - December 31, 2024	917,285,149	$917	$18,179	$288,270	$(278,253)	$107	$(80)	$29,140

Stock-based compensation	-	-	-	118	-	-	-	118
Net loss	-	-	-	-	(1,644)	-	(1)	(1,645)
Foreign currency translation adjustment	-	-	-	-	-	20	-	20
Other comprehensive gain	-	-	-	-	-	94	-	94

Balance - September 30, 2025	917,285,149	$917	$18,179	$288,388	$(279,897)	$221	$(81)	$27,727

			Warrants			Accumulated
			part of	Additional		other	Non-
	Common Stock		Additional	Paid-in	Accumulated	comprehensive	controlling
	Shares	Amount	Paid-in Capital	Capital	Deficit	income	Interest	Total

Balance - June 30, 2026	917,285,149	$917	$18,179	$288,491	$(282,199)	$95	$(82)	$25,401

Stock option exercises	1,267,841	2	-	(2)	-	-	-	-
Stock-based compensation	-	-	-	34	-	-	-	34
Net loss	-	-	-	-	(767)	-	-	(767)
Foreign currency translation adjustment	-	-	-	-	-	134	-	134
Other comprehensive loss	-	-	-	-	-	(83)	-	(83)

Balance - September 30, 2026	918,552,990	$919	$18,179	$288,523	$(282,966)	$146	$(82)	$24,719

Balance - June 30, 2025	917,285,149	$917	$18,179	$288,357	$(279,345)	$172	$(81)	$28,199

Stock-based compensation	-	-	-	31	-	-	-	31
Net loss	-	-	-	-	(552)	-	-	(552)
Foreign currency translation adjustment	-	-	-	-	-	20	-	20
Other comprehensive gain	-	-	-	-	-	29	-	29

Balance - September 30, 2025	917,285,149	$917	$18,179	$288,388	$(279,897)	$221	$(81)	$27,727

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(767)	$(552)	$(2,373)	$(1,645)

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	$(83)	$29	$(144)	$94
Gain on foreign currency translation	134	20	45	20
Other comprehensive income (loss), net of tax	51	49	(99)	114

Comprehensive loss	(716)	(503)	(2,472)	(1,531)

Less: Comprehensive loss attributable to noncontrolling interests	-	-	1	1

Comprehensive loss attributable to Liquidmetal Technologies stockholders	$(716)	$(503)	$(2,471)	$(1,530)

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(2,373)	$(1,645)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323	244
Stock-based compensation	105	118
Loss on disposal of property and equipment	220	-
Gain on sale of equipment	(5)	-
Realized investment gain, net	(84)	(93)
Changes in operating assets and liabilities:
Trade accounts receivable	51	11
Inventories	46	70
Prepaid expenses and other current assets	627	(226)
Other assets and liabilities	31	(66)
Accounts payable and accrued liabilities	407	148
Deferred revenue	-	-
Net cash used in operating activities	(652)	(1,439)

Investing Activities:
Purchases of debt securities	(570)	(5,506)
Proceeds from sales of debt securities	3,647	9,407
Purchase of property and equipment	(618)	(3)
Proceeds from sale of equipment	5	-
Net cash provided by investing activities	2,464	3,898

Effect of exchange rate changes on cash and cash equivalents	45	20

Net increase in cash and cash equivalents	1,857	2,479

Cash and cash equivalents at beginning of period	7,164	6,011

Cash and cash equivalents at end of period	$9,021	$8,490

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1	$1

The accompanying notes are an integral part of the consolidated financial statements.

LIQUIDMETAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2026 and 2025

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

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited interim consolidated financial statements as of and for the nine months ended  September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine months ended  September 30, 2026 are not necessarily indicative of the results that  may be expected for any future periods or the year ending  December 31, 2026. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on  March 12, 2026.

Investments in Debt Securities

The Company will invest excess funds to maximize investment yield, while maintaining liquidity and minimizing credit risk. Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various U.S. and foreign corporations, and certificates of deposits. The Company classifies its investments in debt securities as available-for-sale with all unrealized gains or losses included as part of other comprehensive income. The Company evaluates its available-for-sale debt securities in an unrealized loss position at each reporting date to determine whether a credit loss exists. If the Company intends to sell a security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the security’s amortized cost basis is written down to fair value through earnings. Otherwise, any credit-related impairment is recognized through an allowance for credit losses, limited to the amount by which the amortized cost basis exceeds fair value, with any remaining unrealized loss recognized in other comprehensive income. Based on this assessment, the Company did not recognize an allowance for credit losses on its available-for-sale debt securities for the nine months ended September 30, 2026 and 2025.

Fair Value Measurements

The estimated fair values of financial instruments reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash approximate their carrying value due to their short maturities and are classified as Level 1 instruments within the fair value hierarchy.

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

As of  September 30, 2026, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$5,457	$4,786	$671	$-
Investments in debt securities (long-term)	$3,929	$2,656	$1,273	$-

As of  December 31, 2025, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3

Investments in debt securities (short-term)	$4,917	$4,817	$100	$-
Investments in debt securities (long-term)	$7,606	$5,481	$2,125	$-

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

Foreign Currency Translation

The Company has operations in China. The Company's foreign subsidiaries maintain their accounting records in their respective local currencies, which are their functional currencies. For consolidation purposes, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the reporting period. Translation adjustments resulting from the consolidation of foreign operations are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity.

Reclassifications

Certain amounts in the prior period consolidated statements of cash flows have been reclassified to conform to the current period presentation. For the nine months ended September 30, 2025, the reclassification resulted in a $94 increase in net cash used in operating activities and a corresponding $94 increase in net cash provided by investing activities. The reclassification had no effect on the net change in cash and cash equivalents.

Other Recent Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments enhance reportable segment disclosure requirements, primarily through additional disclosures regarding significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure of segment profit or loss. The amendments also enhance interim disclosure requirements and apply to entities with a single reportable segment.

The Company adopted ASU 2023-07 for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. The adoption did not impact the Company's consolidated financial position, results of operations, or cash flows but resulted in additional segment disclosures. See Note 18 – Segment Information.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. SIGNIFICANT TRANSACTIONS

Hangzhou Feifeng Liquidmetal Co., Ltd. Joint Venture

On July 4, 2025, Liquidmetal Asia Holdings Limited (“Liquidmetal Asia”), a Hong Kong based, wholly owned subsidiary of the Company, entered into a stockholder’s agreement with Mr. Chong Liu, an individual investor to form a new joint venture company named Hangzhou Feifeng Liquidmetal Co. Ltd., a limited liability company formed under the Peoples Republic of China (the “Joint Venture Company”). The Joint Venture Company was formed for the principal purpose of developing a manufacturing facility in Hangzhou, China for the manufacture of amorphous metal products. The Joint Venture Company is owned 70% by Liquidmetal Asia and 30% by Mr. Liu and has been capitalized with $6.0 million USD of initial capital, of which $4.2 million has been contributed by Liquidmetal Asia, and $1.8 million will be contributed by Mr. Liu on or before May 25, 2028.

On July 4, 2025, we entered into a facility lease for approximately 6,600 square meters of industrial space in Hangzhou, China to initiate manufacturing operations. However, on July 3, 2026, we terminated this facility lease and are in the process of relocating our manufacturing to an area that strategically aligns with our current manufacturing strategy. We paid a total of $149 for early termination fee in accordance with the termination agreement, and we have no further obligations under this facility lease.

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

2016 Purchase Agreement

On March 10, 2016, the Company entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by the Company’s Chairman, Professor Li. The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016 and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 shares to various buyers leaving 225,212,112 shares of our common stock owned by the Investor as of September 30, 2026.

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

4. INVESTMENTS IN DEBT SECURITIES

The following table sets forth amortized cost fair value, and unrealized gains (losses) of investments in debt securities (short-term and long-term):

		Amortized Cost		Fair Value
		September 30,	December 31,	September 30,	December 31,
	Longest Maturity Date	2026	2025	2026	2025

U.S. government and agency securities	2029	$6,627	$9,254	$6,648	$9,402
Corporate bonds	2031	2,716	3,062	2,738	3,121
		$9,343	$12,316	$9,386	$12,523

Income from these investments totaled $39 and $84 during the three and nine months ended  September 30, 2026, respectively, and $25 and $93 during the three and nine months ended  September 30, 2025, respectively. Such amounts are included as investment income on the Company’s consolidated statements of operations.

Based on the Company’s review of its debt securities that are individually in an unrealized loss position at  September 30, 2026, it was determined that the losses were primarily the result current economic factors, impacting all global debt and equity markets, that are the result of global macro events. The impact of the Company’s investment portfolio is considered to be temporary, rather than a deterioration of overall credit quality. As of  September 30, 2026, all investments are current on their scheduled interest and dividend payments. The Company does not intend to sell and it is not likely that the Company will be required to sell these securities prior to recovering their amortized cost. Accordingly, the Company concluded that no allowance for credit losses was required on its available-for-sale debt securities as of September 30, 2026.

Investment in debt securities activities consisted of the following:

	Nine Months Ended September 30,
	2026	2025

Investment in debt securities – beginning balance	$12,523	$16,330
Purchases	570	5,506
Sales at cost	(3,610)	(9,324)
Realized gain from sale of investment in debt securities	84	93
Interest and dividend income	410	532
Unrealized gain	(144)	94
Professional management fees and other fees	(29)	(34)
Withdrawals from debt securities	(418)	(581)
Investment in debt securities – ending balance	9,386	12,616
Less – current portion	(5,457)	(5,563)
Investment in debt securities – non-current	$3,929	$7,053

5. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were comprised of the following:

	September 30,	December 31,
	2026	2025

Accounts receivables	$40	$91
AR allowance	-	-
Total	$40	$91

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	September 30,	December 31,
	2026	2025

Prepaid service invoices	$177	$956
Prepaid insurance premiums	245	210
Prepaid lease costs and receivables- short term	61	33
Interest and other receivables	192	103
Total	$675	$1,302

7. INVENTORIES

Inventories were comprised of the following:

	September 30,	December 31,
	2026	2025

Finished goods	$-	$46
Total	$-	$46

8. PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following:

	September 30,	December 31,
	2026	2025

Land, building, and improvements	$9,610	$9,613
Machinery and equipment	1,537	1,304
Computer equipment	277	272
Office equipment, furnishings, and improvements	53	51
Total	11,477	11,240
Accumulated depreciation	(4,342)	(4,190)
Total	$7,135	$7,050

Depreciation expense for three and nine months ended  September 30, 2026, respectively, were $89 and $313. Depreciation expense for three and nine months ended  September 30, 2025, respectively, were $78 and $233. Such amounts were included in selling, marketing, general, and administrative expenses within Company’s consolidated statements of operations.

During the nine months ended September 30, 2026, the Company disposed of equipment with a cost and accumulated depreciation of $90. As the net book value of the assets was zero, the company recognized a gain on disposal of $0 and $5 for the three and nine months ended September 30, 2026, respectively.

During the three months ended September 30, 2026, the Company disposed of leasehold improvements with an original cost of $293 and accumulated depreciation of $73, resulting in the recognition of a loss on disposal of leasehold improvements of $220 for the three months ended September 30, 2026.

9. PATENTS AND TRADEMARKS, NET

Patents and trademarks were comprised of the following:

	September 30,	December 31,
	2026	2025

Purchased and licensed patent rights	$566	$566
Internally developed patents	1,686	1,686
Trademarks	148	148
Total	2,400	2,400
Accumulated amortization	(2,389)	(2,379)
Total	$11	$21

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

The Company amortizes capitalized patents and trademarks over an average of 10-to-17-year periods. Amortization expense for patents and trademarks was $4 and $10 for the three and nine months ended September 30, 2026, respectively. Amortization expense for patents and trademarks was $4 and $11 for the three and nine months ended September 30, 2025, respectively.

10. OTHER ASSETS

Other assets were comprised of the following:

	September 30,	December 31,
	2026	2025

Equipment deposits	$63	$27
Lease deposits	-	67
Utility deposits	14	14
Total	$77	$108

11. ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2026	2025

Accrued payroll, vacation, and bonuses	$166	$115
Accrued audit fees	93	50
Other accrued liabilities	34	-
	$293	$165

12. OTHER CURRENT LIABILITIES

Other current liabilities was $902 as of  September 30, 2026 and  December 31, 2025, and consisted of $859 of payables to vendors, individuals, and other third parties that have been outstanding for more than 5 years. Also included in the balance is $43 in tenant deposits under the Facility Lease.

13. STOCK COMPENSATION PLANS

On June 28, 2012, the Company adopted the 2012 Equity Incentive Plan (“2012 Plan”), with the approval of the stockholders, which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. Under this plan, the Company had outstanding grants of options to purchase 2,380,000 and 2,432,500 shares of the Company’s common stock as of September 30, 2026 and December 31, 2025, respectively. The 2012 Plan expired in June 2022.

On January 27, 2015, the Company adopted its 2015 Equity Incentive Plan (“2015 Plan”), which provided for the grant of stock options to officers, employees, consultants and directors of the Company and its subsidiaries. A total of 40,000,000 shares of the Company’s common stock were available for issuance under the 2015 Plan. All options granted under the 2015 Plan had exercise prices that were equal to the fair market value on the dates of grant. Under this plan, the Company had outstanding grants of options to purchase 19,761,667 and 22,861,667 as of September 30, 2026 and December 31, 2025, respectively. The 2015 Plan expired in January 2025.

During the nine months ended September 30, 2026, the Company completed two cashless exercises involving an aggregate of 2,000,000 shares of common stock at an exercise price of $0.09 per share. In connection with these exercises, the Company issued 1,267,841 net shares of common stock after withholding 732,159 shares to satisfy the aggregate exercise price. The exercises resulted in no cash proceeds to the Company.

In addition, the Company had outstanding non-qualified stock options to purchase 15,000,000 shares of common stock granted outside the 2012 and 2015 Plans as of September 30, 2026 and December 31, 2025.

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

Stock based compensation expense attributable to these plans was $34 and $105 for the three and nine months ended September 30, 2026, respectively, and $31 and $118 for the three and nine months ended September 30, 2025, respectively.

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

The future minimum rental payments to the Company under the Facility Lease are as follows:

Year	Base Rents

2026 (remaining three months)	$191
2027	776
2028	796
2029	816
Thereafter	274
$2,853

15. OPERATING LEASE

On July 4, 2025, the Company entered into a facility lease commencing on July 4, 2025 and expiring on July 3, 2028, for approximately 6,600 square meters of industrial space in Hangzhou, China. The lease term is 36 months and includes a three-month rent-free period from July 4, 2025 through October 3, 2025, during which only property management fees and utilities are payable. Base rent is $27 per month. The lease is denominated in Renminbi (“RMB” or “yuan”), and the lease liability and right-of-use asset are initially measured in RMB and translated into U.S. dollars for consolidated financial reporting purposes in accordance with ASC830. On July 3, 2026, the Company terminated this facility lease and wrote off the related operating lease right-of-use asset and lease liability in accordance with ASC 842. In addition, the Company paid a total of $149 for early termination fees in accordance with the termination agreement, and the Company has no further obligations under this facility lease.

For the nine months ended September 30,	2026	2025
Operating lease expense	$163	$-
Total lease expense	$163	$-

In accordance with ASC 842, other information related to leases was as follows:

For the nine months ended September 30,	2026	2025
Operating cash flows from operating leases	$163	$-
Cash paid for amounts included in the measurement of lease liabilities	$163	$-

As of September 30, 2026, the Company had no outstanding operating lease right-of-use assets or lease liabilities. Accordingly, no future minimum lease payments remained under the terminated lease.

16. LOSS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Options to purchase 37,141,667 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at  September 30, 2026, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss. Options to purchase 39,794,167 shares of common stock at prices ranging from $0.05 to $0.38 per share were outstanding at September 30, 2025, but were not included in the computation of diluted EPS for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

17. RELATED PARTY TRANSACTIONS

On   March 10, 2016, the Company entered into the 2016 Purchase Agreement with Liquidmetal Technology Limited, providing for the purchase of 405,000,000 shares of the Company’s common stock for an aggregate purchase price of $63,400. Liquidmetal Technology Limited is owned by our Chairman, Professor Li. In connection with the 2016 Purchase Agreement and also on   March 10, 2016, the Company and Eontec entered into a license agreement, pursuant to which the Company and Eontec entered into a cross-license of their respective technologies. Eontec is an affiliate of Yihao which is currently the Company’s primary contract manufacturer. As of  September 30, 2026 and  December 31, 2025, Professor Li is a greater-than 5% beneficial owner of the Company and serves as the Company’s Chairman. Equipment and services procured from Yihao were $56 and $354 during the three and nine months ended   September 30, 2026, respectively, and were $61 and $299 during the three and nine months ended   September 30, 2025, respectively. As of   September 30, 2026 and   December 31, 2025, the Company has outstanding payables to Yihao of $2 and $47, respectively.

18. SEGMENT INFORMATION

The Company operates as one operating segment and one reportable segment in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The Company's operations primarily consist of the sale of products and licensing of its technology.

The Company's Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM evaluates the Company's operating performance and allocates resources based on consolidated net loss, as reported in the consolidated statements of operations. The CODM uses this measure to assess financial performance, monitor operating results, and make decisions regarding resource allocation.

The following table presents the Company's segment financial information, including significant segment expenses regularly provided to the CODM and included in the reported measure of segment net loss, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Total revenue	$225	$37	$677	$608
Cost of sales	190	17	476	433
Selling, marketing, general and administrative	981	961	3,463	2,862
Loss on disposal of property and equipment	220	-	220	-
Research and development	3	4	10	11
Other segment items, net (income)	(402)	(393)	(1,119)	(1,053)
Segment net loss	$(767)	$(552)	$(2,373)	$(1,645)

Other segment items, net, primarily consist of lease income, interest income, investment income, other miscellaneous income, partially offset by income tax expense, as applicable.

The Company's segment net loss are consistent with the corresponding consolidated amounts presented in the consolidated statements of operations.

The CODM reviews the Company's assets on a consolidated basis, consistent with the amounts presented in the consolidated balance sheets.

19. SUBSEQUENT EVENTS

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

SIGNIFICANT TRANSACTIONS

Hangzhou Feifeng Liquidmetal Co., Ltd. Joint Venture

On July 4, 2025, Liquidmetal Asia Holdings Limited (“Liquidmetal Asia”), a Hong Kong incorporated wholly owned subsidiary, entered into a stockholders agreement with Mr. Chong Liu, an individual investor to form a new joint venture company named Hangzhou Feifeng Liquidmetal Co. Ltd., a limited liability company formed under the Peoples Republic of China (the “Joint Venture Company”). The Joint Venture Company was formed for the principal purpose of developing a manufacturing facility in Hangzhou, China for the manufacture of amorphous metal products. The Joint Venture Company is owned 70% by Liquidmetal Asia and 30% by Mr. Liu and has been capitalized with $6.0 million USD of initial capital, of which $4.2 million has been contributed by Liquidmetal Asia, and $1.8 million will be contributed by Mr. Liu on or before May 25, 2028.

On July 4, 2025, we entered into a facility lease for approximately 6,600 square meters of industrial space in Hangzhou, China to initiate manufacturing operations. However, on July 3, 2026, we terminated this facility lease and are in the process of relocating our manufacturing to an area that strategically aligns with our current manufacturing strategy. We paid a total of $149 for early termination fee in accordance with the termination agreement, and we have no further obligations under this facility lease.

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

2016 Purchase Agreement

On March 10, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with Liquidmetal Technology Limited, a Hong Kong company (the “Investor”), which is controlled by our Chairman, Professor Lugee Li (“Professor Li”). The 2016 Purchase Agreement provided for the purchase by the Investor of a total of 405,000,000 shares of our common stock for an aggregate purchase price of $63,400. The transaction occurred in multiple closings, with the Investor having purchased 105,000,000 shares at a purchase price of $8,400 (or $0.08 per share) at the initial closing on March 10, 2016, and the remaining 200,000,000 shares at $0.15 per share and 100,000,000 shares at $0.25 per share for an aggregate purchase price of $55,000 on October 26, 2016. On October 10, 2024, the Investor sold 179,787,888 to various buyers leaving 225,212,112 shares of our common stock owned by the Investor as of September 30, 2026.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026		2025		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$225	100.0%	$28	75.7%	$197	703.6%
Licensing and royalties	-	0.0%	9	24.3%	(9)	-100.0%
Total revenue	225	100.0%	37	100.0%	188	508.1%
Cost of sales	190	84.4%	17	45.9%	173	1017.6%

Gross profit	35	15.6%	20	54.1%	15	75.0%

Operating expenses:
Selling, marketing, general and administrative	981	436.0%	961	2597.3%	20	2.1%
Loss on disposal of property and equipment	220	97.8%	-	0.0%	220	N/M
Research and development	3	1.3%	4	10.8%	(1)	-25.0%
	1,204	535.1%	965	2608.1%	239	24.8%

Operating loss	(1,169)	-519.6%	(945)	-2554.1%	(224)	23.7%

Other income:
Lease income	195	86.7%	196	529.7%	(1)	-0.5%
Interest income	168	74.7%	166	448.6%	2	1.2%
Investment income	39	17.3%	25	67.6%	14	56.0%
Other income	-	0.0%	6	16.2%	(6)	-100.0%
	402	178.7%	393	1062.2%	9	2.3%

Loss before income taxes	(767)	-340.9%	(552)	-1491.9%	(215)	38.9%

Income taxes	-	0.0%	-	0.0%	-	N/M

Net loss	(767)	-340.9%	(552)	-1491.9%	(215)	38.9%

Net loss attributable to non-controlling interest	-	0.0%	-	0.0%	-	N/M

Net loss attributable to Liquidmetal Technologies stockholders	$(767)	-340.9%	$(552)	-1491.9%	$(215)	38.9%

N/M — Not meaningful due to a zero prior-period balance.

Revenue and operating expenses

Revenue. Total revenue increased by $188 to $225 for the three months ended September 30, 2026 from $37 for the three months ended September 30, 2025. The increase was attributable to increase in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $190, or 84.4% of total revenue, for the three months ended September 30, 2026, as compared to $17, or 45.9% of total revenue, for the three months ended September 30, 2025. The increase in our cost of sales was primarily driven by higher costs of tariffs during Q3 2026 compared to Q3 2025. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit increased by $15 from $20 for the three months ended September 30, 2025 to $35 for the three months ended September 30, 2026. Our gross margin percentage decreased from Q3 2025 to Q3 2026, primarily driven by higher costs of tariffs during Q3 2026 compared to Q3 2025. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $20 to $981, or 436.0% of revenue, for the three months ended September 30, 2026 from $961, or 2,597.3% of revenue, for the three months ended September 30, 2025. The increase in expenses was primarily attributable to increase in payroll expenses and expenses related to our factory build out in China in the three months ended September 30, 2026 compared to three months ended September 30, 2025. Stock based compensation was $34 for the three months ended September 30, 2026 and $31 for the three months ended September 30, 2025.

Loss on disposal of property and equipment. Loss on disposal of property and equipment was $220, or 97.8% of revenue, and $0 for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, the Company disposed of leasehold improvements with an original cost of $293 and accumulated depreciation of $73, resulting in the recognition of a loss on disposal of leasehold improvements of $220.

Research and development expenses. Research and development expenses decreased to $3, or 1.3% of revenue, for the three months ended September 30, 2026, and $4, or 10.8% of revenue, for the three months ended September 30, 2025. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $195 and $196 for the three months ended September 30, 2026 and 2025, respectively. The amounts remained relatively consistent between the comparable periods.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $168 and $166 for the three months ended September 30, 2026 and 2025, respectively. The increase during the three months ended September 30, 2026 is primarily due to increased yields on bonds.

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $39 and $25 for the three months ended September 30, 2026 and 2025, respectively. The increase during the three months ended September 30, 2026 is primarily due to increased income from investing activities.

Net loss. Our net losses of $767 for the three months ended September 30, 2026 and $552 for the three months ended September 30, 2025 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026		2025		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Change
Revenue:
Products	$674	99.6%	$599	98.5%	$75	12.5%
Licensing and royalties	3	0.4%	9	1.5%	(6)	-66.7%
Total revenue	677	100.0%	608	100.0%	69	11.3%
Cost of sales	476	70.3%	433	71.2%	43	9.9%

Gross profit	201	29.7%	175	28.8%	26	14.9%

Operating expenses:
Selling, marketing, general and administrative	3,463	511.5%	2,862	470.7%	601	21.0%
Loss on disposal of property and equipment	220	32.5%	-	0.0%	220	N/M
Research and development	10	1.5%	11	1.8%	(1)	-9.1%
	3,693	545.5%	2,873	472.5%	820	28.5%

Operating loss	(3,492)	-515.8%	(2,698)	-443.8%	(794)	29.4%

Other income:
Lease income	587	86.7%	445	73.2%	142	31.9%
Interest income	419	61.9%	508	83.6%	(89)	-17.5%
Investment income	84	12.4%	93	15.3%	(9)	-9.7%
Other income	30	4.4%	8	1.3%	22	275.0%
	1,120	165.4%	1,054	173.4%	66	6.3%

Loss before income taxes	(2,372)	-350.4%	(1,644)	-270.4%	(728)	44.3%

Income taxes	1	0.1%	1	0.2%	-	0.0%

Net loss	(2,373)	-350.5%	(1,645)	-270.6%	(728)	44.3%

Net loss attributable to non-controlling interest	1	0.1%	1	0.2%	-	0.0%

Net loss attributable to Liquidmetal Technologies stockholders	$(2,372)	-350.4%	$(1,644)	-270.4%	$(728)	44.3%

N/M — Not meaningful due to a zero prior-period balance.

Revenue and operating expenses

Revenue. Total revenue increased by $69 to $677 for the nine months ended September 30, 2026 from $608 for the nine months ended September 30, 2025. The increase was attributable to increase in product shipments primarily related to recurring customer orders and medical device orders.

Cost of Sales. Cost of sales was $476, or 70.3% of total revenue, for the nine months ended September 30, 2026, as compared to $433, or 71.2% of total revenue, for the nine months ended September 30, 2025. The increase in our cost of sales was primarily driven by higher tariffs for customer shipments for the nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Once we are able to sustain and increase shipments of routine, commercial products and parts through our contract manufacturers, we expect our cost of sales percentages to decrease, stabilize, and be more predictable.

Gross Profit. Our gross profit increase by $26 from $175 for the nine months ended September 30, 2025 to $201 for the nine months ended September 30, 2026. Our gross margin percentage increased slightly from Q3 2025 to Q3 2026. Our gross profit percentages have fluctuated and may continue to fluctuate based on production volumes and quoted production prices per unit and may not be representative of our future business. If we are able to sustain and increase shipments of routine, commercial products and parts through future orders to third party contract manufacturers, we expect our gross profit percentages to stabilize, increase, and be more predictable.

Selling, marketing, general, and administrative expenses. Selling, marketing, general, and administrative expenses increased by $601 to $3,463, or 511.5% of revenue, for the nine months ended September 30, 2026 from $2,862, or 470.7% of revenue, for the nine months ended September 30, 2025. The increase in expenses was primarily attributable to increase in payroll expenses and expenses related to our factory build out in China in Q3 2026 compared to Q3 2025. Stock based compensation decreased by $13 to $105 for the nine months ended September 30, 2026 from $118 for the nine months ended September 30, 2025. The decrease was attributable to no new stock option issuances in the current period.

Loss on disposal of property and equipment. Loss on disposal of property and equipment was $220, or 32.5% of revenue, and $0 for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the Company disposed of leasehold improvements with an original cost of $293 and accumulated depreciation of $73, resulting in the recognition of a loss on disposal of leasehold improvements of $220.

Research and development expenses. Research and development expenses was $10, or 1.5% of revenue, for the nine months ended September 30, 2026, and $11, or 1.8% of revenue, for the nine months ended September 30, 2025. This was primarily due to continuing efforts to perform research and development on new Liquidmetal alloys and related processing capabilities, albeit on a reduced basis.

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

Non-operational income and expenses

Lease income. Lease income relates to straight-line rental income received under the Facility Lease. Such amounts were $587 and $445 for the nine months ended September 30, 2026 and 2025, respectively. The increase during the nine months ended September 30, 2026 was primarily due to amendment of the Facility Lease on May 1, 2025 and the related increase in leased square footage.

Interest income. Interest income relates to interest earned from our cash deposits and investments in debt securities for the respective periods. Interest income was $419 and $508 for the nine months ended September 30, 2026 and 2025, respectively. The decrease during the nine months ended September 30, 2026 is primarily due to withdrawals from debt securities to fund our new joint venture.

Investment income. Investment income relates to realized gains earned from our investments in debt securities for the respective periods. Investment income was $84 and $93 for the nine months ended September 30, 2026 and 2025, respectively. The decrease during the nine months ended September 30, 2026 is primarily due to withdrawals from debt securities to fund our new joint venture.

Net loss. Our net losses of $2,373 for the nine months ended September 30, 2026 and $1,645 for the nine months ended September 30, 2025 are primarily reflective of operating expenses associated with our on-going business as well as non-operational income, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities

Cash used in operating activities totaled $652 and $1,439 for the nine months ended September 30, 2026 and 2025, respectively. The cash was primarily used to fund operating expenses related to our business and product development efforts.

Cash provided by investing activities

Cash provided by investing activities totaled $2,464 and $3,898 for the nine months ended September 30, 2026 and 2025, respectively. Investing inflows primarily consist of proceeds from the sale of debt securities. Investing outflows primarily consist of purchases of debt securities and purchases of fixed assets for our factory in China.

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

However, as of September 30, 2026, we had $9,021 in cash, as well as $9,386 in investments in debt securities. We view this total of $18,407 as readily available sources of liquidity in the event needed to advance our existing strategy, and/or pursue an alternative strategy. As such, we anticipate that our current capital resources, when considering expected losses from operations, will be sufficient to fund our operations for at least twelve months from the date of issuance of these financial statements. Accordingly, we have concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from Liquidmetal Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (unaudited), formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDMETAL TECHNOLOGIES, INC.
(Registrant)

Date: November 12, 2026	/s/ Tony Chung
Tony Chung
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)